Form 10-Q
period 1994-03-31
MERCANTILE BANKSHARES CORP
filed 1994-05-13
CIK 64908

FORM 10-Q


                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

    (Mark One)

    (X)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

    For the Quarter Ended          March 31, 1994

                                          OR

    ( )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                    to

     Commission file number             0-5127

                         MERCANTILE BANKSHARES CORPORATION
              (Exact name of registrant as specified in its charter)

              Maryland                            52-0898572
     (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)           Identification No.)


             2 Hopkins Plaza, Baltimore, Maryland              21201
                     (Address of principal executive offices)
                                  (Zip Code)

                               (410)   237-5900
               (Registrant's telephone number, including area code)


               (Former name, former address and former fiscal year,
                          if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes  X  .   No     .
                        APPLICABLE ONLY TO CORPORATE ISSUERS:
          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

          As of April 30, 1994, registrant had outstanding 45,865,760 shares of Common Stock.

                            PART I.  FINANCIAL INFORMATION


     Item 1.  Financial Statements

              (a) Published Financial Statements, as required by Rule 10-01 of Regulation S-X, are set forth on pages
                   4 thru 7 of Exhibit 20, attached hereto and incorporated herein.

                   Note - Commitments:

                   Various commitments to extend credit (lines of credit) are made in the normal course of banking business. At March 31, 1994, total unused lines of credit approximated $1,533,568,300. In addition, letters of credit are issued for the benefit of customers by affiliated banks. Outstanding letters of credit were $99,937,700 at March 31, 1994.


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations

              (a) Management's Discussion and Analysis of Financial Condition and Results of Operations as required by
                   Item 303 of Regulation S-K is included on page 8 of
                   Exhibit 20, attached hereto and incorporated herein.


                             PART II.  OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K

              (a)  Exhibits -
                      Exhibit 20 - Financial Information.  See Part I


              (b)  No forms 8-K filed

                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        MERCANTILE BANKSHARES CORPORATION




                                          H. Furlong Baldwin
                                          Chairman of the Board




                                          Kenneth A. Bourne, Jr.
                                          Exec. Vice President and Treasurer