Form 10-Q
period 1994-06-30
MERCANTILE BANKSHARES CORP
filed 1994-08-11
CIK 64908

FORM 10-Q


                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

    (Mark One)

    (X)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

    For the Quarter Ended          June 30, 1994

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

          As of July 31, 1994, registrant had outstanding 45,890,679 shares of Common Stock.

                            PART I.  FINANCIAL INFORMATION


     Item 1.  Financial Statements

              (a) Published Financial Statements, as required by Rule 10-01 of Regulation S-X, are set forth on pages
                   4 thru 7 of Exhibit 20, attached hereto and incorporated herein.

                   Note - Commitments:

                   Various commitments to extend credit (lines of credit) are made in the normal course of banking business. At June 30, 1994, total unused lines of credit approximated $1,529,852,400. In addition, letters of credit are issued for the benefit of customers by affiliated banks. Outstanding letters of credit were $97,161,400 at June 30, 1994.


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations

              (a) Management's Discussion and Analysis of Financial Condition and Results of Operations as required by
                   Item 303 of Regulation S-K is included on page 8 of
                   Exhibit 20, attached hereto and incorporated herein.

                             PART II.  OTHER INFORMATION

     Item 4.  Submission of Matters to Vote of Security Holders.

                   Description of matters voted upon and vote at Annual Meeting of Shareholders held April 27, 1994.

                   Results on voting for Election of Directors:

                    DIRECTORS                 FOR          WITHHELD
                   ======================     ==========   ========
                   H. Furlong Baldwin         38,283,299    232,823
                   Thomas M. Bancroft, Jr.    38,282,465    233,657
                   Richard O. Berndt          38,296,583    219,538
                   James A. Block, M.D.       38,277,166    238,955
                   George L. Bunting, Jr.     38,297,089    219,032
                   Douglas W. Dodge           38,299,468    216,653
                   Edward K. Dunn, Jr.        38,297,389    218,733
                   B. Larry Jenkins           38,298,059    218,063
                   Robert D. Kunisch          38,297,223    218,898
                   William J. McCarthy        38,296,091    220,031
                   Morris W. Offit            38,290,868    225,253
                   Christian H. Poindexter    38,266,392    249,730
                   William C. Richardson      38,268,523    247,598
                   Bishop L. Robinson         38,247,477    268,645
                   Donald J. Shepard          38,300,135    215,987
                   Brian B. Topping           38,295,785    220,337
                   Jay M. Wilson              38,299,428    216,693
                   Calman J. Zamoiski, Jr.    38,296,230    219,892

                   Results on Voting on Ratification of Appointment of Auditor (Coopers & Lybrand)

                    FOR                 AGAINST         ABSTAINED

                    38,206,150          103,477          206,493

                    Results on voting on approval of the Mercantile Bankshares Corporation and Affiliates Annual Incentive Compensation Plan

                    FOR                 AGAINST         ABSTAINED

                    36,646,088          1,174,672       695,360

                    There were no broker non-votes on these matters.

     Item 6.  Exhibits and Reports on Form 8-K

              (a)  Exhibits -

                      Exhibit 10-A - Mercantile Bankshares Corporation
                                     and Affiliates Annual Incentive
                                     Compensation Plan (as amended to date)
                                     filed herewith.

                      Exhibit 20   - Financial Information.  See Part I.

              (b)  No Forms 8-K filed.






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