Form 10-Q
period 1994-09-30
MERCANTILE BANKSHARES CORP
filed 1994-11-10
CIK 64908

FORM 10-Q


                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

    (Mark One)

    (X)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

    For the Quarter Ended          September 30, 1994

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

          As of October 31, 1994, registrant had outstanding 45,886,924 shares of Common Stock.

                            PART I.  FINANCIAL INFORMATION


     Item 1.  Financial Statements

              (a) Published Financial Statements, as required by Rule 10-01 of Regulation S-X, are set forth on pages
                   4 thru 7 of Exhibit 20, attached hereto and incorporated herein.

                   Note - Commitments:

                   Various commitments to extend credit (lines of credit) are made in the normal course of banking business. At September 30, 1994, total unused lines of credit approximated $1,502,467,300. In addition, letters of credit are issued for the benefit of customers by affiliated banks. Outstanding letters of credit were $96,269,000 at September 30, 1994.


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