Form 10-K
MERCANTILE BANKSHARES CORP
filed 1995-03-30
CIK 64908

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                 EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1994
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from_______________________to_________________

Commission file number                       0-5127
                      --------------------------------------------------

                       Mercantile Bankshares Corporation
                       ---------------------------------
             (Exact name of registrant as specified in its charter)

           Maryland                                 52-0898572
--------------------------------------------   -------------------------
     State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization               Identification No.)

Two Hopkins Plaza, P. O. Box 1477, Baltimore, Maryland       21203
-------------------------------------------------------  ---------------
     (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code     (410) 237-5900
                                                  ----------------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class      Name of each exchange on which registered
        None                                       None
-------------------------     ------------------------------------------
-------------------------     ------------------------------------------

          Securities registered pursuant to section 12(g) of the Act:
                      Common Stock ($2 par value)
          ----------------------------------------------------------
                                (Title of class)
                     Preferred Stock Purchase Rights
   ---------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X         No
                                             -----------     -----------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
--------------------------------------------------------------------------------

     At February 28, 1995, the aggregate market value of shares of Common Stock held by non-affiliates of Registrant (including fiduciary accounts administered by affiliates) was $984,228,903.75 based on the last sale price on the Nasdaq Stock Market on February 28, 1995.

     As of February 28, 1995, 47,732,598 shares of common stock were outstanding.
     Documents Incorporated by Reference:  Parts I, II and IV - Portions of
-----------------------------------------

Registrant's Annual Report to Stockholders for year ended December 31, 1994, as indicated, Part III - Definitive Proxy Statement of Registrant filed with the Securities and Exchange Commission under Regulation 14A.

                                       1



                                    PART I

ITEM 1.  BUSINESS
                                    General


     Mercantile Bankshares Corporation ("Mercshares") was incorporated under the laws of Maryland on May 27, 1969. Mercshares is a bank holding company registered under the Bank Holding Company Act of 1956 and, as of December 31, 1994, owned substantially all of the outstanding shares of capital stock of twenty banks (the "Affiliated Banks"): The Annapolis Banking and Trust Company ("Annapolis"), Baltimore Trust Company ("Baltimore Trust"), Bank of Southern Maryland ("Southern"), Calvert Bank and Trust Company ("Calvert"), The Chestertown Bank of Maryland ("Chestertown"), The Citizens National Bank ("Citizens"), County Banking & Trust Company ("County"), The Eastville Bank ("Eastville"), Farmers & Merchants Bank - Eastern Shore ("Farmers & Merchants"), The Fidelity Bank ("Fidelity"), The First National Bank of St. Mary's ("First National"), The Forest Hill State Bank ("Forest Hill"), Fredericktown Bank & Trust Company ("Fredericktown"), Mercantile-Safe Deposit and Trust Company ("Merc-Safe"), The National Bank of Fredericksburg ("Fredericksburg"), Peninsula Bank ("Peninsula"), The Peoples Bank of Maryland ("Peoples"), Potomac Valley Bank ("Potomac"), St. Michaels Bank ("St. Michaels") and Westminster Bank and Trust Company of Carroll County ("Westminster"). Mercshares also owns all of the outstanding shares of Mercantile Mortgage Corporation, a mortgage banking company, MBC Agency, Inc., an insurance agency and MBC Realty, Inc., which owns and operates various properties used by Merc-Safe. Merc-Safe owns all of the outstanding shares of Mercantile Pennsylvania Corporation which makes extensions of credit in Pennsylvania. MBC Agency, Inc., owns all of the outstanding shares of Mercantile Life Insurance Company, which is in the business of reinsuring credit insurance made available through the Affiliated Banks. Mercantile Mortgage Corporation owns all of the outstanding shares of Benchmark Appraisal
                                       2



Group, Inc. which appraises real property in connection with loans made by Mercantile Mortgage Corporation, certain of the Affiliated Banks, and others. The Affiliated Banks, Mercantile Mortgage Corporation, MBC Agency, Inc., Mercantile Life Insurance Company, MBC Realty, Inc., Mercantile Pennsylvania Corporation and Benchmark Appraisal Group, Inc. are herein referred to as "Affiliates." For information on the location and number of offices of the Affiliated Banks and Mercantile Mortgage Corporation, at December 31, 1994, see pages 42 to 47 of Registrant's Annual Report to Stockholders for the year ended December 31, 1994, which information is incorporated by reference herein.
     On December 15, 1994, Mercshares and The Sparks Bank ("Sparks Bank"), Sparks, Maryland, reached an agreement under which Mercshares proposes to acquire all of the outstanding 771,241 shares of Sparks Bank in a statutory share exchange transaction. The maximum number of shares of Mercshares common stock issuable will be 1,804,700. The affiliation is subject to approval by the Virginia State Corporation Commission, Bureau of Financial Institutions, the Maryland Bank Commissioner, the Federal Reserve Board and by the holders of two-thirds of the outstanding shares of voting stock of Sparks Bank.
     As of December 31, 1994, Sparks Bank had total assets of $191,028,000 (about 3% of the combined assets of Mercshares and its Affiliates), deposits of $163,520,000, loans (net of unearned income) of $128,785,000 and stockholders equity of $19,769,000. For the year ended December 31, 1994, Sparks Bank had net income of $2,397,000. Sparks Bank was incorporated in 1916 and has five offices located in Baltimore County, Maryland.
     Mercshares periodically reviews and considers possible acquisitions of banks and corporations performing related activities and discusses such possible acquisitions with managements of the subject companies, and such acquisitions may be made from time to time. Such acquisitions are normally subject to regulatory approval.
                                       3



                                   Operations
     The Affiliated Banks are engaged in a general commercial and retail banking business with normal banking services, including acceptance of demand, savings and time deposits and the making of various types of loans. Merc-Safe offers a full range of personal trust services, investment management services and (for corporate and institutional customers) investment advisory, financial and pension and profit sharing services. As of December 31, 1994, assets under the investment supervision of Merc-Safe's trust division had an estimated value of $9.3 billion, assets held in its personal and corporate custody accounts had an estimated value of $13.8 billion and assets held in escrow accounts had an estimated value of $0.4 billion.
     Mercantile Mortgage Corporation, through offices in Maryland and Delaware, arranges for and services various types of mortgage loans as principal and as agent primarily for non-affiliated institutional investors and also for the Affiliated Banks. Benchmark Appraisal Group, Inc., which is owned by Mercantile Mortgage Corporation, appraises real property in connection with loans made by Mercantile Mortgage Corporation, certain of the Affiliated Banks, and others.
     Mercantile Pennsylvania Corporation makes various commercial extensions of credit in Pennsylvania.
     MBC Agency, Inc., provides, under group policies, credit life insurance in connection with extensions of credit by Affiliated Banks. Mercantile Life Insurance Company, which is owned by MBC Agency, Inc., reinsures the insurance provided by that Company.
                                       4



                            Statistical Information


     The statistical information required in this Item 1 is incorporated by reference to the information appearing in Registrant's Annual Report to Stockholders for the year ended December 31, 1994, as follows:


Disclosure Required by Guide 3           Reference to 1994 Annual Report


(I)         Distribution of Assets,
            Liabilities and Stockholder
            Equity; Interest Rates and
            Interest Differential       . . .Analysis of Interest Rates and
                                              Interest Differentials (pages 6-7)
                                        . . .Rate/Volume Analysis (page 8)
                                        . . .Non-performing Assets (pages 16-17)

(II)        Investment Portfolio        . . .Bond Investment Portfolio (page 11)

(III)       Loan Portfolio              . . .Year-End Loan Data (page 40)
                                        . . .Loan Maturity Schedule (page 13)
                                        . . .Asset/Liability Management
                                              (pages 12-14)
                                        . . .Non-performing Assets (pages 16-17)

(IV)        Summary of Loan Loss
            Experience                  . . .Allowance for Loan Losses (page 14)
                                              and Credit Risk Analysis
                                              (pages 13, 15)
                                        . . .Allocation of Allowance for Loan
                                              Losses (page 15)

(V)         Deposits                    . . .Analysis of Interest Rates and
                                              Interest Differentials (pages 6-7)
                                        . . .Notes to Financial Statements,
                                             Note 5 - Deposits (page 28)

(VI)        Return on Equity
            and Assets                  . . .Return on Equity and Assets
                                              (page 39)

(VII)       Short-Term Borrowings       . . .Notes to Financial Statements,
                                             Note 6 (page 28)


                                       5



                                   Employees


At December 31, 1994, Mercshares and its Affiliates had approximately 789 officers and 2,056 other employees.
                                  Competition
 The banking business, in all of its phases, is highly competitive. Within their service areas, the Affiliated Banks compete with commercial banks (including local banks and branches or affiliates of other larger banks), savings and loan associations and credit unions for loans and deposits, and with insurance companies and other financial institutions for various types of loans. These Banks also face competition for commercial and retail banking business from banks and financial institutions located outside their service areas. Maryland law currently provides that companies based in Alabama, Arkansas, Delaware, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, Pennsylvania, South Carolina, Tennessee, Virginia, West Virginia and the District of Columbia are permitted to own Maryland banks or bank holding companies, so long as their states have reciprocal statutes. However, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "1994 Interstate Act"), which became law September 29, 1994, provides, among other things that, over time, bank holding companies that are adequately capitalized and managed will be permitted to acquire banks in any state, preempting essentially all state laws prohibiting interstate bank acquisitions and mergers, subject to certain state "opt out" rights with respect to interstate mergers.
As a result of this and other provisions of the Interstate Act, competition may increase.
 While Mercshares is the second largest bank holding company headquartered in Maryland, it is the largest independent bank holding company in the state. Its largest subsidiary, Merc-Safe, is the sixth largest commercial bank in Maryland. Mercshares also competes with Maryland-based bank subsidiaries of the
                                       6


first, fourth, sixth, ninth and twenty-fifth largest bank holding companies in the United States as well as banking subsidiaries of other non-Maryland bank holding companies. Measured in terms of assets under investment supervision, Merc-Safe believes it is one of the largest trust institutions in southeastern United States. Merc-Safe competes for various classes of fiduciary and investment advisory business with other banks and trust companies, insurance companies, investment counseling firms, mutual funds and others.
 Mercantile Mortgage Corporation, Benchmark and Mercantile Pennsylvania Corporation are relatively small competitors in their areas of activity. MBC Agency, Inc., is limited to providing credit life, health and accident insurance in connection with credit extended by the Affiliated Banks.
                                       7



                           Supervision and Regulation
Mercshares
 Mercshares, as a registered bank holding company, is subject to regulation and examination by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956 (the "Act") and is required to file with the Board of Governors quarterly and annual reports and such additional information as the Board of Governors may require pursuant to the Act. With certain exceptions, Mercshares is prohibited from acquiring direct or indirect ownership or control of more than 5% of any class of the voting shares of any company which is not a bank or bank holding company and from engaging in any business other than that of banking or of managing or controlling banks or of furnishing services to, or performing services for, its Affiliated Banks. The Act and Regulations promulgated under the Act require prior approval of the Board of Governors of the Federal Reserve System of the acquisition by Mercshares of more than 5% of any class of the voting shares of any additional bank. With certain exceptions relating to troubled banks receiving assistance from the Federal Deposit Insurance Corporation, it also prohibits, until September 29, 1995, the acquisition by Mercshares of a bank located outside the State of Maryland unless statutory laws of the state in which such bank is located specifically authorize such acquisition. Maryland has enacted regional reciprocal banking legislation that creates a vehicle for acquisitions across state lines with respect to certain designated states.
 Further, under Section 106 of the 1970 Amendments to the Bank Holding Company Act and the Board's Regulations, bank subsidiaries of bank holding companies are prohibited from engaging in certain tie-in arrangements with bank
                                       8



holding companies and their non-bank subsidiaries in connection with any extension of credit or provision of any property or services. The Act, generally, restricts activities of all bank holding companies and their subsidiaries to banking, and the business of managing and controlling banks, and to other activities which are determined by the Board of Governors of the Federal Reserve System to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Mercshares is also subject to certain restrictions with respect to engaging in the securities business.
 It is Federal Reserve Policy that a bank holding company should serve as a source of financial strength for and commit resources to support each of its subsidiary banks even in circumstances in which it might not do so (or may not legally be required or financially able to do so) absent such a policy.
 Changes in control of Mercshares and its Affiliated Banks are regulated under the Bank Holding Company Act of 1956, the Change in Bank Control Act of 1978 and various state laws.

Affiliated Banks
 All Affiliated Banks, with the exception of Citizens, Baltimore Trust, Eastville, Farmers & Merchants, First National and Fredericksburg are Maryland banks, subject to the banking laws of Maryland and to regulation by the Bank Commissioner of Maryland, who is required by statute to make at least one examination in each calendar year. Their deposits are insured by, and they are subject to certain provisions of Federal law and regulations and examination by, the Federal Deposit Insurance Corporation.
 In addition, Annapolis, Forest Hill and St. Michaels are members of the
Federal Reserve System, and are thereby subject to regulation by the Board of Governors of that System.
                                       9



 Citizens, First National and Fredericksburg are national banks subject to regulation and regular examination by the Comptroller of the Currency in addition to regulation and examination by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation which insures their deposits.
 Eastville and Farmers & Merchants are Virginia banks, subject to the banking laws of Virginia and to regulation by its State Corporation Commission, which is required by statute to make at least two examinations in every three year period. Their deposits are insured by, and they are subject to certain provisions of Federal law and regulation and examination by, the Federal Deposit Insurance Corporation.
 Baltimore Trust is a Delaware bank, subject to the banking laws of Delaware and to regulation by the Delaware State Bank Commissioner, who is required by statute to make periodic examinations. Its deposits are insured by, and it is subject to certain provisions of Federal law and regulation and examination by the Federal Deposit Insurance Corporation.
 Mercshares and its Affiliates are subject to the provisions of Section 23A of the Federal Reserve Act which limit the amount of loans or extensions of credit to, and investments in, Mercshares and its nonbanking Affiliates by the Affiliated Banks, and Section 23B of the Federal Reserve Act which requires that transactions between the Affiliated Banks and Mercshares and its nonbanking Affiliates be on terms and under circumstances that are substantially the same as with non-affiliates. Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, there are circumstances under which Affiliated Banks could be responsible to the Federal Deposit Insurance Corporation for losses incurred by it with respect to other Affiliated Banks.
                                       10



Other Affiliates
 As affiliates of Mercshares, the nonbanking Affiliates are subject to examination by the Board of Governors of the Federal Reserve System and, as affiliates of the Affiliated Banks, they are subject to examination by the Federal Deposit Insurance Corporation and the Bank Commissioner of Maryland.
In addition, MBC Agency, Inc. and Mercantile Life Insurance Company are subject to licensing and regulation by state insurance authorities.
Recent Banking Legislation
 The 1994 Interstate Act (the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994), enacted into law September 29, 1994, made a number of major changes that will have a significant effect on competition among, and the operations of, banks. Although there are numerous provisions, the principal elements include those summarized below.
 Commencing September 29, 1995, bank holding companies that are adequately capitalized and managed will be permitted to acquire banks in any state, essentially preempting state laws prohibiting interstate bank acquisitions. Commencing June 1, 1997, adequately capitalized and managed banks will be able to engage in interstate branching by merging banks in different states. States may elect not to permit such branching by adopting specific legislation before June 1, 1997 in which case out-of-state banks generally will not be able to branch into such states, and banks headquartered in such states generally will not be permitted to branch into other states. In addition, states may elect to permit such branching earlier by adopting specific legislation to that effect prior to June 1, 1997, which must be applicable to all out-of-state banks and permit interstate merger transactions with all out-of-state banks. States may also elect, by legislation, to permit acquisitions of existing branches of banks by out-of-state banks without the acquisition of the entire bank.
 With respect to both interstate acquisitions and branching through mergers, states may require that banks to be acquired have been in existence for a period
                                       11



of time (not more than five years), may limit, on a non-discriminatory basis, the percent of deposits within a state that may be held by a bank, or bank holding company, and may adopt, on a non-discriminatory basis, laws relating to the operations of a bank within the state. The Federal Reserve Board may not permit an acquisition, and the responsible federal agency may not permit a merger, that would result in the acquiring institution controlling more than 10% of total insured deposits in the U. S., or 30% of a state's insured deposits (other than in connection with an initial entry into a state or with an interstate merger involving affiliated banks), although this 30% limit may be increased or decreased by a state on a non-discriminatory basis. The pertinent federal agencies must take into account the acquiring institution's record under the Community Reinvestment Act and any applicable state community reinvestment laws. States may impose filing requirements and may continue to regulate intrastate branching in a non-discriminatory way, examine banks and branches operated in that state, impose non-discriminatory notification and reporting requirements, adopt laws relating to community reinvestment, consumer protection and fair lending, and exercise taxing authority.
 The appropriate federal banking agency may permit an adequately capitalized and managed bank to open and operate an interstate branch de novo in any state that has a law expressly permitting all out-of-state banks to open and operate such a branch, provided the bank complies with state filing and community reinvestment requirements.
 Commencing September 29, 1995, subsidiaries of the same bank holding company may act as agents for one another in receiving deposits, closing and servicing loans and accepting loan payments without being deemed branches, but the new authority does not extend to originating or approving loans or opening deposit accounts.
 Generally, foreign banks will be allowed to engage in interstate banking in the same way as domestic banks without establishing U. S. banks subsidiaries.
 There are many other provisions of the 1994 Interstate Act, such as prohibitions against interstate branches being operated primarily to produce
                                       12



deposits, requiring hearings on closing of certain branches, and requiring separate evaluations and ratings of a bank's Community Reinvestment Act performance in each state in which it operates, and separate evaluations for each metropolitan area and for the remaining non-metropolitan area in which the bank maintains a branch.
 Although the 1994 Interstate Act, and regulations implementing its provisions, become effective over a multi-year period so that the ultimate impact cannot now be predicted, it is clear that it will have a substantial impact on the manner in which the banking business in the United States is conducted.
 In addition, the Riegle Community Development and Regulatory Improvement Act
of 1994, which contains a number of provisions affecting the operations of financial institutions, became law September 23, 1994. Among these provisions are those that, (1) establish a Community Development Financial Institutions Fund to promote economic revitalization and development in communities considered to be financially underserved, through investment in Community Development Financial Institutions, (2) add additional protections to individuals entering into reverse mortgage transactions and "high cost" mortgage transactions, (3) remove certain existing impediments to the securitization of small business loans and leases in an effort to improve access to capital by small businesses, (4) reduce or simplify administrative requirements, previously imposed by regulations, of financial institutions to the extent consistent with safe and sound banking practices, (5) reduce and revise reporting requirements relating to money laundering and, (6) improve compliance with the National Flood Insurance Program by lenders and secondary market purchasers in order to increase participation nationally by individuals with mortgaged homes or businesses in special flood hazard areas who have not purchased or maintained flood insurance coverage. Proposed regulations designed to implement certain provisions of this law have been issued. The various provisions of this Act should facilitate the operations of banks but their overall impact cannot be predicted.
                                       13



                           Effects of Monetary Policy
 All commercial banking operations are affected by the Federal Reserve System's conduct of monetary policy and its policies change from time to time based on changing circumstances. A function of the Federal Reserve System is to regulate the national supply of bank credit in order to achieve economic results deemed appropriate by its Board of Governors, including efforts to combat unemployment, recession or inflationary pressures. Among the instruments of monetary policy used to implement these objectives are open market operations in U.S. Government securities, changes in the discount rate charged on bank borrowings and changes in reserve requirements against bank deposits. These means are used in varying combinations to influence overall growth of bank loans, investments and deposits, and they also affect interest rates charged on loans or paid on deposits.
 In recent years, Federal legislation has changed some of the restrictions under which banks and other financial institutions have operated historically. The monetary policies of bank regulatory and other authorities have affected the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national economy, in the money markets, and in the relationships of international currencies, as well as the effect of legislation and of actions by monetary and fiscal authorities, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand, or the business and earnings of the Affiliated Banks.
                                       14


ITEM 2.  PROPERTIES
 The main offices of Merc-Safe and Mercshares are located in a 21-story building at Hopkins Plaza in Baltimore owned by MBC Realty, Inc., a wholly owned subsidiary of Mercshares. At December 31, 1994, approximately 134,000 square feet were occupied by Merc-Safe and Mercshares. At December 31, 1994, Merc-Safe also occupied approximately 132,000 square feet of leased space in a building located in Linthicum, Maryland, in which its operations and certain other departments are located. This building is also owned by MBC Realty, Inc. Of the 17 banking and bank-related offices occupied by Merc-Safe, 6 are owned in fee, 4 are owned subject to ground leases and 7 are leased with aggregate annual rentals of approximately $733,000, not including rentals for the main office and adjacent premises owned by MBC Realty, Inc. Merc-Safe is the owner of an office building in Towson, Maryland, which houses Merc-Safe's branch administrative offices and one of its Baltimore County banking offices.
 Of the 138 banking offices of the other Affiliated Banks, 77 are owned in fee, 8 are owned subject to ground leases and 53 are leased, with aggregate annual rentals of approximately $3,044,000 as of December 31, 1994.
                                       15


ITEM 3.  LEGAL PROCEEDINGS
 There was no matter which is required to be disclosed in this Item 3 pursuant to the instructions contained in the form for this report.
                                       16


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
 No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders which is required to be disclosed pursuant to the instructions contained in the form for this report.
                                       17



SPECIAL ITEM:  EXECUTIVE OFFICERS OF THE REGISTRANT
 The Executive Officers of Registrant are:

Name                           Position                    Age

H. Furlong Baldwin             Chairman of the Board and
                                 Chief Executive Officer    63
Douglas W. Dodge               Vice Chairman of the Board   62
Edward K. Dunn, Jr.            President and Director       59
Kenneth A. Bourne, Jr.         Executive Vice President and
                                Treasurer                   52
Hugh W. Mohler                 Executive Vice President     49
Jay M. Wilson                  Executive Vice President     48
Brian B. Topping               Vice President               60
John A. O'Connor, Jr.          Senior Vice President
                                and Secretary               63
Robert W. Johnson              Senior Vice President        52
O. James Talbott, II           Senior Vice President        51


 No family relationships, as defined by the Rules and Regulations of the Securities and Exchange Commission, exist among any of the Executive Officers.
 All officers are elected annually by the Board of Directors and hold office at the pleasure of the Board.
 Mr. Baldwin has been Chairman of the Board of Mercshares since 1984, and has been its Chief Executive Officer since 1976. He has been Chairman of the Board and Chief Executive Officer of Merc-Safe since 1976.
 Mr. Dodge has been Vice Chairman of the Board of Mercshares since 1984 and President of Merc-Safe since 1983.
 Mr. Dunn has been President of Mercshares and a Vice Chairman of the Board of Merc-Safe since 1991. He was Chairman of the Executive Committee of Mercshares and of Merc-Safe from 1988 to 1991.
 Mr. Bourne has been Executive Vice President of Mercshares since 1989 and was elected Treasurer in February, 1994. He was a Senior Vice President of Merc-Safe from 1981 until March, 1994 when he was elected an Executive Vice President.
 Mr. Mohler was elected an Executive Vice President of Mercshares in March, 1994. He was a Senior Vice President of Merc-Safe from March, 1994 until September, 1994 when he was elected an Executive Vice President. He was President and Chief Executive Officer of Peninsula from 1978 until February, 1994.
                                       18



 Mr. Wilson was elected an Executive Vice President of Mercshares and Merc-Safe in September, 1994. He was a consultant to U. S. Can Corporation from January, 1994 until September, 1994 and President and Chief Executive Officer of Steeltin Can Corporation from 1978 until January, 1994. Mr. Wilson served as a Director of Mercshares and Merc-Safe from 1989 until September, 1994.
 Mr. Topping has been Vice President of Mercshares since 1988.  He has served as a Vice Chairman of the Board of Merc-Safe since 1984.
 Mr. O'Connor has been Secretary of Mercshares and Merc-Safe since 1971.  He was Vice President of Merc-Safe from 1971 to 1978 when be became Senior Vice President. He was a Vice President of Mercshares from 1986 until 1989 when he became a Senior Vice President. He has been General Counsel for Mercshares and Merc-Safe since 1970.
 Mr. Johnson has been Senior Vice President of Mercshares since 1989. He has been a Vice President of Merc-Safe since 1982.
 Mr. Talbott has been a Senior Vice President of Mercshares since 1989. He has been a Vice President of Merc-Safe since 1977.
                                       19


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

 The information required by this Item 5 is incorporated by reference to the information appearing under the captions "Dividends" on page 18 and "Recent Common Stock Prices" on page 19 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1994.
                                       20



ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this Item 6 is incorporated by reference to the information appearing under the caption "Five Year Selected Financial Data" on page 40 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1994.
                                       21



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

 The information required by this Item 7 is incorporated by reference to the information appearing under the caption "Management's Discussion" on pages 4 to 19 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1994.
                                       22


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
 The information required by this Item 8 and the auditor's report thereon are incorporated by reference to pages 19 to 37 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1994.
                                       23


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 There was no matter which is required to be disclosed in this Item 9 pursuant to the instructions contained in the form for this report.
                                       24


                              PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
 The information required by this Item 10 with respect to the Executive Officers of Registrant appears in Part I of this Report.
 The remaining information required by this Item 10 is incorporated by reference to the definitive proxy statement of Registrant filed with the Securities and Exchange Commission under Regulation 14A.
                                       25



ITEM 11.      EXECUTIVE COMPENSATION
 The information required by this Item 11 is incorporated by reference to the definitive proxy statement of Registrant filed with the Securities and Exchange Commission under Regulation 14A.
                                       26


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
 The information required by this Item 12 is incorporated by reference to the definitive proxy statement of Registrant filed with the Securities and Exchange Commission under Regulation 14A.
                                       27


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
 The information required by this Item 13, is incorporated by reference to the definitive proxy statement of Registrant filed with the Securities and Exchange Commission under Regulation 14A.
                                       28



                              PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)        The following documents are filed as part of this report, except as indicated.
 (1) (2) The financial statements and schedules filed herewith or incorporated by reference are listed in the accompanying Index to Financial Statements.
 (3) Exhibits filed herewith or incorporated by reference herein are set forth in the following table prepared in accordance with Item 601 of Regulation S-K.
                           Exhibit Table
 (3)       Charter and by-laws
           A. Charter of the Registrant (Exhibits 3-A(1) through 3-A(5) listed below are incorporated by reference to Exhibits 3-
                A(1) through 3-A(5) to Form S-1 of the Registrant, No. 2-39545, Exhibit 3-A(6) listed below is incorporated by reference to Exhibit 3-A(6) of Form S-1 of the Registrant,
                No. 2-41379, Exhibit 3-A(7) listed below is incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended 1993, Exhibit 3-A(7), Commission File
                No. 0-5127, Exhibit 3-A(8) listed below is incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended 1993, Exhibit 3-A(8), Commission File No. 0-5127,
                Exhibit 3-A(9) listed below is incorporated by reference to Exhibit B attached to Exhibit 4-A of Form 8-K of Registrant filed September 27, 1989, Commission File No. 0-5127, Exhibit 3-A(10) listed below is incorporated by reference to
                Exhibit B attached to Exhibit 4-A of Form 8-K of the Registrant filed January 9, 1990, Commission File No. 0-5127, and Exhibit 3-A(11) listed below is incorporated by reference to
                Exhibit 3-A(11) of the Annual Report on Form 10-K for the
                year ended
                                       29



                December 31, 1990, Commission File No. 0-5127).
                (1)  Articles of Incorporation effective May 27, 1969.
                (2)  Articles of Amendment effective June 6, 1969.
                (3)  Articles Supplementary effective August 28, 1970.
                (4)  Articles of Amendment effective December 14, 1970.
                (5)  Articles Supplementary effective May 10, 1971.
                (6)  Articles Supplementary effective July 30, 1971.
                (7)  Articles of Amendment effective May 8, 1986.
                (8)  Articles of Amendment effective April 27, 1988.
                (9)  Articles Supplementary effective September 13, 1989.
                (10) Articles Supplementary effective January 3, 1990.
                (11) Articles of Amendment effective April 26, 1990.

           B.   By-Laws of the Registrant, as amended to date (filed
herewith).
 (4) Instruments defining the rights of security holders, including indentures, Charter and by-laws: See Item 14(a)(3) above.
           A. Rights Agreement dated as of September 12, 1989 between Registrant and the Rights Agent, including Form of Rights Certificate and Articles Supplementary (Incorporated by reference to Form 8-K of the Registrant filed September 27, 1989, Exhibit 4-A, Commission File No. 0-5127).
           B. First Amendment, dated as of December 31, 1989, to Rights Agreement dated as of September 12, 1989 between Registrant and the Rights Agent, including amended Form of Rights Certificate and amended Form of Articles Supplementary (Incorporated by reference to Form 8-K of the Registrant filed January 9, 1990, Exhibit 4-A, Commission File
                No. 0-5127).
           C. Second Amendment, dated as of September 30, 1993, to Rights Agreement dated as of September 12, 1989 between Registrant and the Rights Agent, including amended Form of Rights Certificate (Incorporated by reference to Form 8-K of the Registrant filed September 30, 1993, Exhibit 4-A, Commission File No. 0-5127).
           D. Amendment No. 1 to Registrant's Registration Statement on Form 8-B, amending description of securities previously filed (Incorporated by reference to Form 8 filed December 20, 1991, Commission File No. 0-5127).
                                       30



 (10) Material contracts - Each material contract listed herein is filed as a management contract or compensatory plan or arrangement, with the exception of Exhibits 10 B and 10 I.
           A. Mercantile Bankshares Corporation and Affiliates Annual Incentive Compensation Plan, as amended through March 14,
                1995 (filed herewith).
           B. Dividend Reinvestment and Stock Purchase Plan of Mercantile Bankshares Corporation (Incorporated by reference to the
                Plan text included in the Form S-3 Registration No. 33-
                44376.)
          C.    Executive Employment Agreement dated March 24, 1982,
                between Mercantile Bankshares Corporation, Mercantile-Safe Deposit and Trust Company and H. Furlong Baldwin, as
                amended by Agreements dated March 13, 1984 and December 13, 1988 (Incorporated by reference to Registrant's Annual
                Report on Form 10-K for the year ended December 31, 1989,
                Exhibit 10 D, Commission File No. 0-5127).
           D. Deferred Compensation Agreement, including supplemental pension and thrift plan arrangements, dated September 30, 1982, between Mercantile-Safe Deposit and Trust Company and
                H. Furlong Baldwin, as amended by Agreements dated as of October 24, 1983, March 13, 1984, January 1, 1987, December 8, 1987 and January 1, 1989 (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, Exhibit 10 E, Commission File No. 0-5127).
           E. Deferred Compensation Agreement, including supplemental pension and thrift plan arrangements, dated September 30, 1982, between Mercantile-Safe Deposit and Trust Company and Douglas W. Dodge, as amended by Agreements dated as of
                October 24, 1983, March 13, 1984, January 1, 1987, December 8, 1987 and January 1, 1989 (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, Exhibit 10 F,
                                       31



                Commission File No. 0-5127).
           F.   Mercantile Bankshares Corporation and Participating
                Affiliates Unfunded Deferred Compensation Plan for
                Directors, as amended through January 1, 1984 (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, Exhibit 10 G, Commission File No. 0-5127).
           G.   Executive Employment Agreement dated March 13, 1984,
                between Mercantile Bankshares Corporation, Mercantile-Safe Deposit and Trust Company and Douglas W. Dodge, as amended by Agreement dated December 13, 1988 (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, Exhibit 10 I, Commission File No. 0-5127).
           H. Mercantile Bankshares Corporation 1985 Executive Stock Appreciation Rights Plan dated December 10, 1985
                (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, Exhibit 10 K, Commission File No. 0-5127).
           I. Mercantile Bankshares Corporation Employee Stock Purchase Dividend Reinvestment Plan dated February 13, 1995 (filed herewith).
           J.   Mercantile Bankshares Corporation 1985 Stock Option Plan,
                as amended, (Incorporated by reference to Registrant's
                Annual Report on Form 10-K for the year ended December 31, 1992, Exhibit 10 J, Commission File No. 0-5127).
           K. Deferred Compensation Agreement, including supplemental pension and thrift plan arrangements, dated September 30,
                1982 between Mercantile-Safe Deposit and Trust Company and Brian B. Topping, as amended by Agreements dated as of
                October 24, 1983, March 13, 1984, January 1, 1987, December 8, 1987, and January 1, 1989 (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, Exhibit
                                       32



                10 N, Commission File No. 0-5127).
           L. Executive Employment Agreement dated March 13, 1984 between Mercantile Bankshares Corporation, Mercantile-Safe Deposit and Trust Company and Brian B. Topping as restated
                September 13, 1988 and amended December 13, 1988 (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, Exhibit 10 L, Commission File No. 0-5127).
           M. Executive Employment Agreement dated December 13, 1988 between Mercantile Bankshares Corporation, Mercantile-Safe Deposit and Trust Company and Edward K. Dunn, Jr. (Incorporated by reference to Registrant's Annual Report on Form 10-K for year ended December 31, 1993, Exhibit 10 M, Commission File No. 0-5127).
           N.   Executive Severance Agreements dated as of December 31,
                1989 between Mercantile Bankshares Corporation and Mercantile-Safe Deposit and Trust Company, and each of
                H. Furlong Baldwin, Douglas W. Dodge, Edward K. Dunn, Jr., Brian B. Topping, and John A. O'Connor, Jr. (Incorporated
                by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, Exhibit 10 Q, Commission File No. 0-5127).
           O. Mercantile Bankshares Corporation Omnibus Stock Plan (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, Exhibit 10 O, Commission File No. 0-5127).
           P.   Supplemental Pension Agreement dated January 10, 1992
                between Mercantile Bankshares Corporation, Mercantile-Safe Deposit and Trust Company and Edward K. Dunn, Jr. (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, Exhibit 10 P, Commission File No. 0-5127).
           Q.   Supplemental Pension Agreement, dated February 10, 1995,
                                       33



                between Mercantile Bankshares Corporation and Mercantile-Safe Deposit and Trust Company, Peninsula Bank and Hugh W. Mohler (filed herewith).
           R. Mercantile Bankshares Corporation and Participating Affiliates Supplemental Cash Balance Executive Retirement Plan, dated April 27, 1994, effective January 1, 1994
                (filed herewith).
           S. Mercantile Bankshares Corporation and Participating Affiliates Supplemental 401(k) Executive Retirement Plan, dated December 13, 1994, effective January 1, 1995 (filed herewith).
 (13) Annual Report to security holders for the year ended December 31, 1994 (filed herewith).
 (22)      Subsidiaries of the Registrant

           Information as to subsidiaries of the Registrant (filed herewith)

 (24)      Consent

           Consent of Certified Public Accountants (filed herewith)

 (25)      Power of Attorney

           Power of Attorney dated March 14, 1995 (filed herewith)

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                                       34


                   INDEX TO FINANCIAL STATEMENTS

The Report of Independent Certified Public Accountants as pertaining to the
 Consolidated Financial Statements of Mercantile Bankshares Corporation and Affiliates and related notes is incorporated by reference to page 19 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1994.

Consolidated Financial Statements and related notes are incorporated by reference to the Registrant's Annual Report to Stockholders for the year ended December 31, 1994, and may be found on the pages of said Report as indicated in parentheses:

         Consolidated Balance Sheets, December 31, 1994 and 1993 (page 20) Statement of Consolidated Income for the years ended December 31,
          1994, 1993 and 1992 (page 21)
         Statement of Consolidated Cash Flows for the years ended December 31,
          1994, 1993 and 1992 (pages 22 and 23)
         Statement of Changes in Consolidated Stockholders' Equity for the
          years ended December 31, 1994, 1993 and 1992 (page 24)
         Notes to Consolidated Financial Statements (pages 25 to 37)

Supplementary Data:

 Quarterly Results of Operations are incorporated by reference to the information appearing under the caption "Quarterly Results of Operations" on page 34 of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1994.

 Financial Statement Schedules are omitted because of the absence of the conditions under which they are required or because the information called for is included in the Consolidated Financial Statements or notes thereto.

                                       35


                             Signatures

 Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MERCANTILE BANKSHARES CORPORATION
By:     /S/ H. Furlong Baldwin                 March 28, 1995
        H. Furlong Baldwin, Chairman of the
        Board and Chief Executive Officer

 Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
Principal Executive Officer

/S/ H. Furlong Baldwin                         March 28, 1995
H. Furlong Baldwin, Chairman of the
Board and Chief Executive Officer

Principal Financial Officer

/S/  Kenneth A. Bourne, Jr.                    March 28, 1995
Kenneth A. Bourne, Jr.
Executive Vice President and Treasurer

Principal Accounting Officer

/S/  Jerry F. Graham                           March 28, 1995
Jerry F. Graham
Vice President and Controller



A majority of the Board of Directors: Douglas W. Dodge, Robert D. Kunisch, Christian H. Poindexter, William C. Richardson, Morris W. Offit, Brian B. Topping, George L. Bunting, Jr., Donald J. Shepard, James A. Block, Calman J. Zamoiski, Jr., Bishop L. Robinson, Thomas M. Bancroft, Jr., B. Larry Jenkins, Richard O. Berndt, William J. McCarthy.



By:        /S/ H. Furlong Baldwin              March 28, 1995
           H. Furlong Baldwin
           For Himself and as Attorney-in-Fact

                                 36