Form 10-Q
period 1995-03-31
MERCANTILE BANKSHARES CORP
filed 1995-05-08
CIK 64908

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

(Mark One)

(X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended          March 31, 1995

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

     As of April 30, 1995, registrant had outstanding 47,539,864 shares of Common Stock.

                         PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

         (a)  Published Financial Statements, as required by Rule
              10-01 of Regulation S-X, are set forth on pages
              4 thru 7 of Exhibit 20, attached hereto and incorporated herein.

              Note - Commitments:

              Various commitments to extend credit (lines of credit) are made in the normal course of banking business. At March 31, 1995, total unused lines of credit approximated $1,561,926,000. In addition, letters of credit are issued for the benefit of customers by affiliated banks. Outstanding letters of credit were $102,736,000 at March 31, 1995.


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



                                   MERCANTILE BANKSHARES CORPORATION



                                   BY
                                     H. Furlong Baldwin
                                     Chairman of the Board



                                   BY
                                     Kenneth A. Bourne, Jr.
                                     Exec. Vice President and Treasurer