Form 10-Q
period 1995-06-30
MERCANTILE BANKSHARES CORP
filed 1995-08-14
CIK 64908

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D 20549

                         ---------------------------

                                  FORM 10-Q

            (MARK ONE)
            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1995

                                      or

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from                  to


                        Commission File Number 0-5127
                      ----------------------------------

                      MERCANTILE BANKSHARES CORPORATION
                   ----------------------------------------
            (Exact name of registrant as specified in its charter)

                     Maryland                                    52-0898572
             ------------------------                        -----------------
         (State or other jurisdiction of                      (I.R.S. Employer
          incorporation or organization)                    Identification No.)

       2 Hopkins Plaza, Baltimore, Maryland                           21201
          ------------------------------                           ------------
     (Address of principal executive offices)                       (Zip code)

                                (410) 237-5900
              --------------------------------------------------
             (Registrant's telephone number, including area code)

            ----------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15
         (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
         days. Yes    X   . No         .

                    Applicable Only to Corporate Issuers:

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

         As of July 31, 1995, registrant had outstanding 47,408,226 shares of Common Stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                      MERCANTILE BANKSHARES CORPORATION

                         CONSOLIDATED BALANCE SHEETS

                                                                                                   JUNE 30,        December 31,
(Dollars in thousands, except per share data)                                                          1995                1994
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks.............................................................             $  226,607          $  257,046
Interest-bearing deposits in other banks............................................                    100                 100
Investment securities:
    U.S. Treasury and government agencies
      Held-to-maturity  market value of $1,193,470 (1995) and $1,210,799 (1994).....              1,195,524           1,251,514
      Available-for-sale at fair value..............................................                230,174             329,552
    States and political subdivisions
      Held-to-maturity  market value of $13,087 (1995) and $13,054 (1994)...........                 13,042              13,581
    Other investments
      Held-to-maturity  market value of $7,397 (1995) and $8,833 (1994).............                  6,107               8,183
      Available-for-sale at fair value..............................................                  4,082               3,434
                                                                                              -------------       -------------
        Total investment securities.................................................              1,448,929           1,606,264
                                                                                              -------------       -------------
Federal funds sold..................................................................                 37,125

Loans...............................................................................              4,086,722           3,938,095
Less: allowance for loan losses.....................................................                (89,547)            (91,257)
                                                                                              -------------       -------------
        Loans, net..................................................................              3,997,175           3,846,838
                                                                                              -------------       -------------
Bank premises and equipment, less accumulated depreciation of $73,893 (1995) and
  $72,349 (1994)....................................................................                 75,271              74,259
Other real estate owned, net........................................................                  3,015              10,165
Excess cost over equity in affiliated banks, net....................................                 18,297              18,862
Other assets........................................................................                122,785             124,691
                                                                                              -------------       -------------
        Total assets................................................................             $5,929,304          $5,938,225
                                                                                              =============       =============

LIABILITIES
Deposits:
    Noninterest-bearing deposits....................................................             $  928,473          $  954,228
    Interest-bearing deposits.......................................................              3,959,297           3,811,165
                                                                                              -------------       -------------
        Total deposits..............................................................              4,887,770           4,765,393
Short-term borrowings...............................................................                200,785             356,268
Accrued expenses and other liabilities..............................................                 68,693              61,177
Long-term debt......................................................................                 26,011              31,470
                                                                                              -------------       -------------
        Total liabilities...........................................................              5,183,259           5,214,308
                                                                                              -------------       -------------

STOCKHOLDERS' EQUITY
Preferred stock, no par value; authorized 2,000,000 shares; issued and outstanding  None
Common stock, $2 par value; authorized 67,000,000 shares; issued 47,484,997 shares
  in 1995 and 48,114,014 shares in 1994.............................................                 94,970              96,228
Capital surplus.....................................................................                 10,910              22,988
Retained earnings...................................................................                638,271             606,972
Unrealized gains (losses) on securities, net........................................                  1,894              (2,271)
                                                                                              -------------       -------------
        Total stockholders' equity..................................................                746,045             723,917
                                                                                              -------------       -------------
          Total liabilities and stockholders' equity................................             $5,929,304          $5,938,225
                                                                                              =============       =============


See notes to consolidated financial statements

                      MERCANTILE BANKSHARES CORPORATION

                       STATEMENT OF CONSOLIDATED INCOME
                                                                For the 6 Months Ended               For the 3 Months Ended
                                                                       June 30,                             June 30,
(Dollars in thousands, except per share data)                   1995             1994                 1995              1994
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans..............................         $186,428         $147,837                $95,799        $76,291
                                                            -------------    -------------      -----------------   ------------

Interest and dividends on investment securities:
  Taxable interest income...............................           40,162           43,689                 19,447         21,624
  Tax-exempt interest income............................              326              360                    161            178
  Dividends.............................................              223              144                    120             92
  Other investment income...............................              118              138                     56             68
                                                            -------------    -------------      -----------------   ------------
                                                                   40,829           44,331                 19,784         21,962
                                                            -------------    -------------      -----------------   ------------
Other interest income...................................              321              276                    319            216
                                                            -------------    -------------      -----------------   ------------
      Total interest income.............................          227,578          192,444                115,902         98,469
                                                            -------------    -------------      -----------------   ------------

INTEREST EXPENSE
Interest on deposits....................................           77,250           60,372                 40,388         30,518
Interest on short-term borrowings.......................            8,431            5,269                  3,473          2,822
Interest on long-term debt..............................              990            1,069                    467            533
                                                            -------------    -------------      -----------------   ------------
      Total interest expense............................           86,671           66,710                 44,328         33,873
                                                            -------------    -------------      -----------------   ------------

NET INTEREST INCOME.....................................          140,907          125,734                 71,574         64,596
Provision for loan losses...............................            2,975            3,002                  1,535          1,180
                                                            -------------    -------------      -----------------   ------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES ....          137,932          122,732                 70,039         63,416
                                                            -------------    -------------      -----------------   ------------

NONINTEREST INCOME
Trust division services.................................           21,548           21,859                 10,806         11,248
Rental income...........................................            4,523            4,329                  2,205          2,135
Service charges on deposit accounts.....................            7,831            7,759                  3,923          3,964
Other fees..............................................            9,827            9,806                  5,311          5,042
Investment securities gains and (losses)................           (1,842)            (186)                  (849)          (235)
Other income............................................              392            4,142                    262            436
                                                            -------------    -------------      -----------------   ------------
      Total noninterest income..........................           42,279           47,709                 21,658         22,590
                                                            -------------    -------------      -----------------   ------------

NONINTEREST EXPENSES
Salaries................................................           46,839           42,853                 24,713         22,017
Employee benefits.......................................           12,485           12,364                  5,997          6,057
Net occupancy expense of bank premises..................            8,818            9,057                  4,465          4,459
Furniture and equipment expenses........................            8,068            6,699                  4,421          3,263
Communications and supplies.............................            4,805            4,748                  2,373          2,436
FDIC insurance premium expense..........................            5,471            5,462                  2,734          2,731
Other expenses..........................................           12,956           17,761                  4,930          9,275
                                                            -------------    -------------      -----------------   ------------
      Total noninterest expenses........................           99,442           98,944                 49,633         50,238
                                                            -------------    -------------      -----------------   ------------
Income before income taxes..............................           80,769           71,497                 42,064         35,768
Applicable income taxes.................................           30,447           27,681                 15,950         13,770
                                                            -------------    -------------      -----------------   ------------
NET INCOME  ............................................         $ 50,322         $ 43,816                $26,114        $21,998
                                                            =============    =============      =================   ============
NET INCOME PER SHARE OF COMMON STOCK (2) ...............            $1.05             $.91                   $.55           $.46
                                                            =============    =============      =================   ============

See notes to consolidated financial statements

                      MERCANTILE BANKSHARES CORPORATION

                     STATEMENT OF CONSOLIDATED CASH FLOWS
                                                                                                    For the 6 Months Ended
Increase in cash and cash equivalents                                                                      June 30,
(Dollars in thousands)                                                                             1995              1994
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest and fees on loans.................................................................        $ 185,084          $ 145,425
Interest and dividends on investment securities............................................           42,012             45,567
Other interest income......................................................................              328                407
Noninterest income.........................................................................           44,916             48,184
Interest paid..............................................................................          (82,864)           (67,033)
Noninterest expenses paid..................................................................          (88,922)           (84,593)
Income taxes paid..........................................................................          (32,928)           (29,756)
                                                                                               -------------    ---------------
      Net cash provided by operating activities............................................           67,626             58,201
                                                                                               -------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held-to-maturity.........................           88,375            144,694
Proceeds from sales of investment securities available-for-sale............................           71,721            121,389
Proceeds from maturities of investment securities available-for-sale.......................          121,111             28,387
Purchases of investment securities held-to-maturity........................................          (36,339)          (121,746)
Purchases of investment securities available-for-sale......................................          (82,593)          (120,635)
Net increase in customer loans.............................................................         (155,914)           (45,068)
Capital expenditures.......................................................................           (4,816)            (3,838)
Proceeds from sales of other real estate owned.............................................            8,439
                                                                                               -------------    ---------------
      Net cash provided by investing activities............................................            9,984              3,183
                                                                                               -------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits....................................          (25,755)            22,473
Net decrease in NOW and savings accounts...................................................         (165,012)           (29,736)
Net increase in certificates of deposit....................................................          313,144             31,841
Net decrease in short-term borrowings......................................................         (155,483)           (11,531)
Repayment of long-term debt................................................................           (5,459)              (433)
Proceeds from issuance of shares...........................................................            1,654              5,561
Repurchase of common shares................................................................          (14,990)            (8,749)
Dividends paid.............................................................................          (19,023)           (15,997)
                                                                                               -------------    ---------------
      Net cash used in financing activities................................................          (70,924)            (6,571)
                                                                                               -------------    ---------------
Net increase in cash and cash equivalents..................................................            6,686             54,813
Cash and cash equivalents at beginning of period...........................................          257,146            176,771
                                                                                               -------------    ---------------
Cash and cash equivalents at end of period.................................................        $ 263,832          $ 231,584
                                                                                               =============    ===============

                                                                                                    For the 6 Months Ended
Reconciliation of net income to net cash provided by operating activities                                  June 30,
(Dollars in thousands)                                                                             1995              1994
-----------------------------------------------------------------------------------------------------------------------------------
Net income.................................................................................          $50,322            $43,816
                                                                                               -------------    ---------------
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization............................................................            3,804              3,676
  Provision for loan losses................................................................            2,975              3,002
  Write-down of other real estate owned....................................................            1,313              2,991
  Investment securities (gains) and losses.................................................            1,842                186
  Amortization of excess cost over equity in affiliates....................................              565                565
  Increase in interest receivable..........................................................             (154)            (1,045)
  Decrease in other receivables............................................................              795                289
  Decrease in other assets.................................................................            1,264              4,302
  Increase (decrease) in interest payable..................................................            3,807               (323)
  Increase in accrued expenses.............................................................            3,574              2,817
  Decrease in taxes payable................................................................           (2,481)            (2,075)
                                                                                               -------------    ---------------
      Total adjustments....................................................................           17,304             14,385
                                                                                               -------------    ---------------
Net cash provided by operating activities..................................................          $67,626            $58,201
                                                                                               =============    ===============

See notes to consolidated financial statements

                      MERCANTILE BANKSHARES CORPORATION

          STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                                                                                                     Unrealized
                                                                                                                       Gains
                                                                       Common           Capital        Retained     (Losses) on
(Dollars in thousands, except per share data)                           Stock           Surplus        Earnings      Securities
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1993......................................          $96,470          $26,958       $551,513
Unrealized gains (losses) on securities at January 1, 1994......                                                         $ 1,059
Net income......................................................                                           43,816
Cash dividends paid:
  Common stock ($.34 per share).................................                                          (15,600)
  By affiliated bank prior to affiliation.......................                                             (397)
Issuance of 58,079 shares for dividend
  reinvestment and stock purchase plan..........................              116              934
Issuance of 11,173 shares for employee stock purchase dividend
  reinvestment plan.............................................               23              194
Issuance of 300,565 shares for employee stock option plan.......              601            3,693
Purchase of 441,000 shares under stock repurchase plan..........             (882)          (7,867)
Change in unrealized gains (losses) on securities...............                                                          (3,377)
                                                                    -------------    -------------   ------------   ------------
BALANCE, June 30, 1994..........................................          $96,328          $23,912       $579,332        $(2,318)
                                                                    =============    =============   ============   ============
BALANCE, DECEMBER 31, 1994......................................          $96,228          $22,988       $606,972        $(2,271)
Net income......................................................                                           50,322
Cash dividends paid:
  Common stock ($.40 per share).................................                                          (19,023)
Issuance of 60,630 shares for dividend reinvestment and stock
  purchase plan.................................................              121            1,173
Issuance of 3,795 shares under exercise of stock appreciation
  rights........................................................                8               76
Issuance of 12,822 shares for employee stock purchase dividend
  reinvestment plan.............................................               26              250
Purchase of 706,264 shares under stock repurchase plan..........           (1,413)         (13,577)
Change in unrealized gains (losses) on securities...............                                                           4,165
                                                                    -------------    -------------   ------------   ------------
BALANCE, JUNE 30, 1995..........................................          $94,970          $10,910       $638,271        $ 1,894
                                                                    =============    =============   ============   ============

See notes to consolidated financial statements

                      MERCANTILE BANKSHARES CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) The statements include the accounts of the Corporation and all of its affiliates, with all significant intercompany transactions eliminated, and in the opinion of management, include all adjustments necessary for a fair presentation of the results for the interim period. All such adjustments are of a normal recurring nature. In view of the changing conditions in the national economy, the effect of actions taken by regulatory authorities and normal seasonal factors, the results for the interim period are not necessarily indicative of annual performance. Previously reported average loan balances have been reclassified to conform to the 1995 presentation.

2) Year to date per share amounts are based on the weighted average number of common shares outstanding during the period of 47,770,693 shares for 1995 and 48,207,943 shares for 1994.

3) Amounts reported for 1994 have been restated to include the accounts of The National Bank of Fredericksburg, Fredericksburg, Virginia, which became an affiliate in November 1994. The affiliation was accounted for as a pooling of interests. The accompanying statement of consolidated income for 1994 includes total income of $8,512,000 and net income of $1,243,000 for the six months ended June 30, 1994, applicable to The National Bank of Fredericksburg.

4) The Corporation adopted the provisions of Statements of Financial Accounting Standards (SFAS) No. 114 and 118, Accounting by Creditors for Impairment of a Loan on January 1, 1995. Under these standards, a loan is considered impaired, based upon current information and events, if it is probable that the Corporation will not collect all principal and interest payments according to the contractual terms of the loan agreement. Generally, a loan is considered impaired once either principal or interest payments become 90 days past due at the end of a calendar quarter. A loan may be considered impaired sooner if, in management's judgement, such action is warranted. The impairment of a loan is measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the repayment is expected to be provided predominantly by the underlying collateral. Interest income on impaired loans is recognized on the cash basis. A majority of the impaired loans at June 30, 1995 were measured by reference to the fair value of the collateral. Information with respect to impaired loans and the related valuation allowance (if the measure of the impaired loan is less than the recorded investment) is shown below.

(DOLLARS IN THOUSANDS)                                                                                                JUNE 30, 1995
-----------------------------------------------------------------------------------------------------------------------------------
Impaired loans with a valuation allowance......................................................................           $   6,178
Impaired loans with no valuation allowance.....................................................................           $  16,546
                                                                                                                          ---------
  Total Impaired Loans.........................................................................................           $  22,724
                                                                                                                          =========

Allowance for loan losses allocated to impaired loans..........................................................           $   4,063
Unallocated allowance for loan losses..........................................................................           $  85,484
                                                                                                                          ---------
  Total allowance for loan losses..............................................................................           $  89,547
                                                                                                                          =========

Year-to-date interest income on impaired loans recorded on the cash basis......................................           $      59
                                                                                                                          =========

Year-to-date average recorded investment in impaired loans during the period...................................           $  26,900
                                                                                                                          =========

Quarter-to-date interest income on impaired loans recorded on the cash basis...................................           $      30
                                                                                                                          =========

Quarter-to-date average recorded investment in impaired loans during the period................................           $  25,500
                                                                                                                          =========

NOTE: Impaired loans do not include large groups of smaller balance homogeneous loans that are evaluated collectively for impairment (e.g. residential mortgages and consumer installment loans). The allowance for loan losses related to these loans is included in the unallocated allowance for loan losses.

5) Various commitments to extend credit (lines of credit) are made in the normal course of banking business. At June 30, 1995, total unused lines of credit approximated $1,593,159,800. In addition, letters of credit are issued for the benefit of customers by affiliated banks. Outstanding letters of credit were $106,108,700 at June 30, 1995.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MERCANTILE BANKSHARES CORPORATION

EARNINGS SUMMARY
  Net income for the second quarter of 1995 was $.55 per share, an increase of 20% over the $.46 per share for the comparable period last year. Consolidated net income was $26,114,000, an increase of 19% over the $21,998,000 for the second quarter of 1994. Amounts originally reported for 1994 have been restated to include the accounts of The National Bank of Fredericksburg, Fredericksburg, Virginia, which became an affiliate in November 1994. The affiliation was accounted for as a pooling of interests.
  Net income for the six months ended June 30, 1995 was $1.05 per share, an increase of 15% over the $.91 per share earned in the same period in 1994. Consolidated net income was $50,322,000, a 15% increase over the $43,816,000 for the first six months of 1994.

NET INTEREST INCOME AND NET INTEREST MARGIN
  Net interest income for the three months ended June 30, 1995 was 11% higher than the amount for the comparable period in 1994 due to an increase of 9% in net interest margin on earning assets (taxable equivalent) and an increase of 2% in average earning assets. Contributing to the increase in net interest margin were higher yields on average earning assets which were partially offset by higher interest rates paid on interest-bearing funds and a shift in the earning asset mix. Average loans increased by 9% over the second quarter of 1994 to $4,070,400,000 for the second quarter of 1995. Average loans as a percentage of average earning assets increased to 73% for the second quarter of 1995, compared to 68% of average earning assets for the comparable period in 1994. Meanwhile, average total investment securities declined to $1,470,000,000, or 27% of average earning assets for the three months ended June 30, 1995, from $1,713,100,000, or 32% of average earning assets for the comparable period in 1994.
  Net interest income for the six months ended June 30, 1995 was 12% higher than the amount for the comparable period in 1994 due to an increase of 10% in net interest margin on earning assets (taxable equivalent) and an increase of 2% in average earning assets. Contributing to the increase in net interest margin were higher yields on average earning assets which were partially offset by higher interest rates paid on interest-bearing funds and a shift in the earning asset mix. Average loans increased by 8% over the first half of 1994 to $4,023,100,000 for the first half of 1995. Average loans as a percentage of average earning assets increased to 72% for the first six months of 1995, compared to 68% of average earning assets for the same period in 1994. Meanwhile, average total investment securities declined to $1,529,300,000, or 28% of average earning assets for the six months ended June 30, 1995, from $1,726,100,000, or 32% of average earning assets for the comparable period in 1994.

NONINTEREST INCOME
  Total noninterest income for the quarter ended June 30, 1995 decreased 4% to $21,658,000 from $22,590,000 for the second quarter of 1994 primarily because of greater losses on investment securities and a 4% decline in trust fees for the quarter.
  For the first six months of 1995, total noninterest income decreased 11% to $42,279,000 from $47,709,000 for the first half of 1994. Factors contributing to this decline include a gain of $3,137,000 on the sale of an asset during the first quarter of 1994 and $1,842,000 in losses on investment securities during the first half of 1995 compared to $186,000 in losses on securities in 1994.

NONINTEREST EXPENSES
  Total noninterest expenses, excluding the provision for loan losses, for the second quarter of 1995 decreased 1% from the comparable period in 1994. Other expenses for the second quarter of 1995 reflect a net recovery of foreclosed property related expenses of $2,795,000 compared to a charge of $1,407,000 for the second quarter of 1994. The net recovery is principally the result of the sale of foreclosed property during the second quarter of 1995.
  For the first half of 1995, total noninterest expenses, excluding the provision for loan losses, increased 1% over the comparable period in 1994. Other expenses for the first six months of 1995 also reflect the second quarter sale of foreclosed property and include a net recovery of foreclosed property related expenses of $2,019,000 compared to a charge of $3,222,000 for the first six months of 1994.

ANALYSIS OF FINANCIAL CONDITION
  Investment securities decreased 10% to $1,448,929,000 at June 30, 1995 from $1,606,264,000 at December 31, 1994 in order to provide funding for loan growth. Total loans outstanding increased by 4% to $4,086,722,000 at June 30, 1995 from $3,938,095,000 at December 31, 1994.
  Total deposits increased 3% to $4,887,770,000 at June 30, 1995 from $4,765,393,000 at December 31, 1994. However, noninterest-bearing deposits declined 3% to $928,473,000 or 19% of total deposits at June 30, 1995 compared to $954,228,000, or 20% of total deposits at December 31, 1994 while interest-bearing deposits increased 4% to $3,959,257,000 or 81% of total deposits at June 30, 1995 compared to $3,811,165,000, or 80% of total deposits at December 31, 1994. This shift in deposit mix is attributed to higher rates paid on time deposits in the first half of 1995 compared to the rates paid at the end of 1994.

ASSET QUALITY
NON-PERFORMING ASSETS
  Non-performing asssets consist of non-accrual loans, renegotiated loans and other real estate owned (i.e., real estate acquired in foreclosure or in lieu of foreclosure). With respect to non-accrual loans, the Corporation's policy is that regardless of the value of the underlying collateral and/or guarantees, no interest is accrued on the entire balance once either principal or interest payments on any loan become 90 days past due at the end of a calendar quarter. All accrued and uncollected interest on such loans is eliminated from the income statement and is recognized only as collected. A loan may be put on non-accrual status sooner than this standard if, in management's judgement, such action is warranted. During the six months ended June 30, 1995, non-performing assets decreased $13,940,000 to $29,873,000. Other real estate owned, one of the components of non-performing assets, decreased $7,150,000 mainly due to sales of foreclosed properties while non-performing loans, the other component, decreased $6,790,000.

Non-Performing Assets                                                                               JUNE 30,       December 31,
(Dollars in thousands)                                                                                  1995               1994
-----------------------------------------------------------------------------------------------------------------------------------
Non-accrual loans (1)...................................................................             $26,439            $33,645
Renegotiated loans (1)..................................................................                 419                  3
Loans contractually past due 90 days or more and still accruing interest................                NONE               NONE
                                                                                             ---------------    ---------------
    Total non-performing loans..........................................................              26,858             33,648
                                                                                             ---------------    ---------------
Other real estate owned.................................................................               3,015             10,165
                                                                                             ===============    ===============
    Total non-performing assets.........................................................             $29,873            $43,813
                                                                                             ===============    ===============

1) Total interest on these loans is not considered to be material in any of the periods reported herein. Aggregate gross interest income of $1,311,000 and $3,230,000 for 1995 and 1994 respectively, on non-accrual and renegotiated loans, would have been recorded if these loans had been accruing on their original terms throughout the period or since origination if held for part of the period. The amount of interest income on the non-accrual and renegotiated loans that was recorded totalled $498,000 and $1,524,000 for 1995 and 1994, respectively.

NOTE: As of June 30, 1995, the Corporation was monitoring loans estimated to aggregate $3,458,000 not currently classified as non-accrual or renegotiated loans. These loans have characteristics which indicate they may result in such classification in the future.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

Each affiliate is required to maintain an adequate allowance for loan losses and their boards of directors, along with Corporate management, maintain a regular overview to assure that adequacy. On a periodic basis, significant credit exposures, non-accrual and other non-performing assets and various statistical measurements of asset quality are examined to assure the adequacy of the allowance for loan losses.

The following table presents a summary of the activity in the Allowance for Loan Losses.

                                                                For the 6 Months Ended               For the 3 Months Ended
Allowance for Loan Losses                                              June 30,                             June 30,
(Dollars in thousands)                                          1995             1994                 1995              1994
-----------------------------------------------------------------------------------------------------------------------------------
Allowance balance  beginning............................       $   91,257       $   92,567             $   92,738     $   94,111

Charge-offs:
  Commercial, financial and agricultural................           (3,781)            (406)                (3,610)          (245)
  Real estate  construction.............................             (109)            (607)                  (109)          (382)
  Real estate  mortgage.................................           (1,049)            (596)                  (889)          (454)
  Consumer..............................................             (885)            (851)                  (470)          (501)
                                                            -------------    -------------      -----------------   ------------
    Totals..............................................           (5,824)          (2,460)                (5,078)        (1,582)
                                                            -------------    -------------      -----------------   ------------

Recoveries:
  Commercial, financial and agricultural................              461              490                    112            139
  Real estate  construction.............................               28                                       2
  Real estate  mortgage.................................              119               55                      4             25
  Consumer..............................................              531              503                    234            284
                                                            -------------    -------------      -----------------   ------------
    Totals..............................................            1,139            1,048                    352            448
                                                            -------------    -------------      -----------------   ------------

Net charge-offs.........................................           (4,685)         ( 1,412)                (4,726)        (1,134)
Provision for loan losses...............................            2,975            3,002                  1,535          1,180
                                                            -------------    -------------      -----------------   ------------

Allowance balance  ending...............................       $   89,547       $   94,157             $   89,547     $   94,157
                                                            =============    =============      =================   ============

Average loans outstanding during period.................       $4,023,100       $3,709,500             $4,070,400     $3,729,900
                                                            =============    =============      =================   ============
Net charge-offs (annualized) as a percentage of average
  loans outstanding during period.......................              .23%             .08%                   .47%           .12%
                                                            =============    =============      =================   ============

Allowance for loan losses at period end as a percentage
  of average loans......................................              2.2%            2.5 %                   2.2%          2.5 %
                                                            =============    =============      =================   ============

Allowance for loan losses at period end as a percentage
  of non-performing loans at period end.................            333.4%          175.0 %
                                                            =============    =============

CHARGE-OFFS
  Intensive collection efforts continue after charge-off in order to maximize the recovery of amounts previously charged off. Net charge-offs were $4,685,000 for the first half of 1995 versus $1,412,000 during the first six months of 1994. For further details of charge-offs and recoveries see the preceding Allowance For Loan Losses table.

                      MERCANTILE BANKSHARES CORPORATION

ANALYSIS OF INTEREST RATES AND INTEREST DIFFERENTIALS

The following table presents the distribution of the average consolidated balance sheets, interest income/expense and annualized yields earned and rates paid through the first six months of the year.

                                                                     1995                                   1994
                                                    --------------------------------------  -------------------------------------
                                                       Average        Income*/     Yield*/    Average        Income*/     Yield*/
(Dollars in thousands)                                 Balance        Expense       Rate      Balance        Expense       Rate
-----------------------------------------------------------------------------------------------------------------------------------
Earning assets
  Loans:
    Commercial...................................      $1,323,200       $ 64,149       9.8%   $1,228,500       $ 46,701       7.7%
    Mortgage and construction....................       2,209,500        101,195       9.2     2,007,600         82,903       8.3
    Consumer.....................................         490,400         22,874       9.4       473,400         19,690       8.4
                                                    -------------   ------------            ------------   ------------
        Total loans..............................       4,023,100        188,218       9.4     3,709,500        149,294       8.1
                                                    -------------   ------------            ------------   ------------
  Federal funds sold.............................          10,800            319       6.0        13,500            252       3.8
  Securities:
    Taxable securities
      U.S. Treasury securities...................       1,480,900         39,478       5.4     1,672,300         42,913       5.2
      U.S. Agency securities.....................          25,900            684       5.3        29,200            776       5.4
      Other stocks and bonds.....................           9,200            381       8.4        10,200            322       6.4
    Tax-exempt securities
      States and political subdivisions..........          13,300            515       7.8        14,400            568       8.0
                                                    -------------   ------------            ------------   ------------
        Total securities.........................       1,529,300         41,058       5.4     1,726,100         44,579       5.2
                                                    -------------   ------------            ------------   ------------
  Interest-bearing deposits in other banks.......             100              2       4.0           600             24       8.1
                                                    -------------   ------------            ------------   ------------
        Total earning assets.....................       5,563,300        229,597       8.3     5,449,700        194,149       7.2
                                                                    ------------                           ------------
Cash and due from banks..........................         192,900                                194,100
Bank premises and equipment, net.................          75,200                                 73,800
Other assets.....................................         142,700                                146,900
Less: allowance for loan losses..................         (92,600)                               (93,800)
                                                    -------------                           ------------
        Total assets.............................      $5,881,500                             $5,770,700
                                                    =============                           ============

Interest-bearing liabilities
  Deposits:
    Savings deposits.............................      $2,216,500         33,457       3.0    $2,428,000         31,437       2.6
    Time deposits................................       1,652,500         43,793       5.3     1,363,500         28,935       4.3
                                                    -------------   ------------            ------------   ------------
        Total interest-bearing deposits..........       3,869,000         77,250       4.0     3,791,500         60,372       3.2

  Short-term borrowings..........................         309,200          8,431       5.5       324,000          5,269       3.3
  Long-term debt.................................          29,900            990       6.7        32,100          1,069       6.7
                                                    -------------   ------------            ------------   ------------
        Total interest-bearing funds.............       4,208,100         86,671       4.1     4,147,600         66,710       3.2
                                                                    ------------                           ------------
Noninterest-bearing deposits.....................         867,400                                876,700
Other liabilities and accrued expenses...........          67,400                                 55,700
                                                    -------------                           ------------
        Total liabilities........................       5,142,900                              5,080,000
Stockholders' equity.............................         738,600                                690,700
                                                    =============                           ============
        Total liabilities and stockholders'
          equity.................................      $5,881,500                             $5,770,700
                                                    =============                           ============

Net interest income..............................                       $142,926                               $127,439
                                                                    ============                           ============

Net interest rate spread.........................                                      4.2 %                                  3.9 %
Effect of noninterest-bearing funds..............                                      1.0                                     .8
                                                                                   -------                                -------
Net interest margin on earning assets............                                      5.2 %                                  4.7 %
                                                                                   =======                                =======
Taxable-equivalent adjustment included in:
    Loan income..................................                       $  1,790                               $  1,457
    Investment securities income.................                            229                                    248
                                                                    ------------                           ------------
        Total....................................                       $  2,019                               $  1,705
                                                                    ============                           ============

*Presented on a tax equivalent basis using the statutory federal corporate income tax rate of 35%.

PART II. OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

          Description of matters voted upon and vote at Annual
          Meeting of Shareholders held April 26, 1995.

          Results on voting for Election of Directors:

        DIRECTORS                              FOR              WITHHELD
  -----------------                      ----------------  -------------------
  H. Furlong Baldwin                        40,113,191           171,301
  Thomas M. Bancroft, Jr.                   40,104,095           180,397
  Richard O. Berndt                         39,792,621           491,871
  James A. Block, M.D.                      40,111,500           172,992
  George L. Bunting, Jr.                    40,120,532           163,960
  Douglas W. Dodge                          40,119,638           164,854
  Edward K. Dunn, Jr.                       40,117,693           166,799
  B. Larry Jenkins                          40,120,942           163,550
  Robert D. Kunisch                         40,113,701           170,791
  William J. McCarthy                       39,687,070           597,422
  Morris W. Offit                           40,057,251           227,241
  Christian H. Poindexter                   40,046,852           237,640
  William C. Richardson                     40,103,365           181,127
  Bishop L. Robinson                        40,081,498           202,994
  Donald J. Shepard                         40,120,380           164,112
  Brian B. Topping                          40,116,341           168,151
  Calman J. Zamoiski, Jr.                   40,116,979           167,513

          Results on Voting on Ratification of Appointment of Auditor (Coopers & Lybrand L.L.P.)

      For                                    Against            Abstained
  ----------                             ----------------  -------------------
  40,067,863                                  97,296             119,333

          There were no broker non-votes on these matters.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits
              Exhibit 27  Financial Data Schedule
          (b) No Forms 8-K filed.

                                  SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      MERCANTILE BANKSHARES CORPORATION

          August 14, 1995                   /s/  H. Furlong Baldwin
                                            By: H. Furlong Baldwin
                                            Chairman of the Board and
                                            Chief Executive Officer

          August 14, 1995                   /s/ Kenneth A. Bourne, Jr.
                                            By: Kenneth A. Bourne, Jr.
                                            Exec. Vice President and Treasurer