Form 10-Q
period 1995-09-30
MERCANTILE BANKSHARES CORP
filed 1995-11-13
CIK 64908

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                        ------------------------------

                                  FORM 10-Q
         (MARK ONE)
         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 1995

                                      OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____ to _____

                        Commission File Number 0-5127
                        ------------------------------

                      MERCANTILE BANKSHARES CORPORATION
                      ----------------------------------
            (Exact name of registrant as specified in its charter)

                 Maryland                              52-0898572
              --------------                         --------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)              Identification No.)

   2 Hopkins Plaza, Baltimore, Maryland                  21201
              --------------                         --------------
  (Address of principal executive                      (Zip code)
                 offices)

                                (410) 237-5900
                  ------------------------------------------
             (Registrant's telephone number, including area code)


------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X  . No      .
                                                   -----     -----

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

As of October 31, 1995, registrant had outstanding 46,894,048 shares of Common Stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                      MERCANTILE BANKSHARES CORPORATION

                         CONSOLIDATED BALANCE SHEETS
                                                                                           SEPTEMBER 30,           December 31,
(Dollars in thousands, except per share data)                                                       1995                   1994
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks.........................................................              $  268,559             $  257,046
Interest-bearing deposits in other banks........................................                     100                    100
Investment securities:
    U.S. Treasury and government agencies
      Held-to-maturity--market value of $1,146,113 (1995) and $1,210,799 (1994).               1,147,194              1,251,514
      Available-for-sale at fair value..........................................                 286,357                329,552
    States and political subdivisions
      Held-to-maturity--market value of $13,097 (1995) and $13,054 (1994).......                  13,021                 13,581
    Other investments
      Held-to-maturity--market value of $7,442 (1995) and $8,833 (1994).........                   6,122                  8,183
      Available-for-sale at fair value..........................................                   4,505                  3,434
                                                                                               ---------              ---------
            Total investment securities.........................................               1,457,199              1,606,264
                                                                                               ---------              ---------
Federal funds sold..............................................................                  26,250
Securities purchased under resale agreement.....................................                  50,000

Loans...........................................................................               4,120,195              3,938,095
Less: allowance for loan losses.................................................                 (87,235)               (91,257)
                                                                                               ---------              ---------
            Loans, net..........................................................               4,032,960              3,846,838
                                                                                               ---------              ---------
Bank premises and equipment, less accumulated depreciation of
  $75,240 (1995) and $72,349 (1994).............................................                  74,912                 74,259
Other real estate owned, net....................................................                   2,758                 10,165
Excess cost over equity in affiliated banks, net................................                  18,014                 18,862
Other assets....................................................................                 124,552                124,691
                                                                                               ---------              ---------
            Total assets........................................................              $6,055,304             $5,938,225
                                                                                               =========              =========

LIABILITIES
Deposits:
    Noninterest-bearing deposits................................................              $  919,218             $  954,228
    Interest-bearing deposits...................................................               4,036,497              3,811,165
                                                                                               ---------              ---------
            Total deposits......................................................               4,955,715              4,765,393
Short-term borrowings...........................................................                 248,527                356,268
Accrued expenses and other liabilities..........................................                  74,096                 61,177
Long-term debt..................................................................                  25,776                 31,470
                                                                                               ---------              ---------
            Total liabilities...................................................               5,304,114              5,214,308
                                                                                               ---------              ---------

STOCKHOLDERS' EQUITY
Preferred stock, no par value; authorized 2,000,000 shares; issued and outstanding--None
Common stock, $2 par value; authorized 67,000,000 shares;
  issued 47,037,485 shares in 1995 and 48,114,014 shares in 1994................                  94,075                 96,228
Capital surplus.................................................................                  49,946                 22,988
Retained earnings...............................................................                 604,545                606,972
Unrealized gains (losses) on securities, net....................................                   2,624                 (2,271)
                                                                                               ---------              ---------
            Total stockholders' equity..........................................                 751,190                723,917
                                                                                               ---------              ---------
                Total liabilities and stockholders' equity......................              $6,055,304             $5,938,225
                                                                                               =========              =========

See notes to consolidated financial statements

                      MERCANTILE BANKSHARES CORPORATION

                       STATEMENT OF CONSOLIDATED INCOME
                                                                      For the 9 Months Ended              For the 3 Months Ended
                                                                           September 30,                       September 30,
(Dollars in thousands, except per share data)                         1995              1994              1995              1994
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans............................            $282,137          $229,354          $ 95,709          $ 81,517
                                                                 ---------         ---------         ---------         ---------
Interest and dividends on investment securities:
  Taxable interest income.............................              60,018            65,179            19,856            21,490
  Tax-exempt interest income..........................                 486               533               160               173
  Dividends...........................................                 336               252               113               108
  Other investment income.............................                 156               209                38                71
                                                                 ---------         ---------         ---------         ---------
                                                                    60,996            66,173            20,167            21,842
                                                                 ---------         ---------         ---------         ---------
Other interest income.................................               2,278               501             1,957               225
                                                                 ---------         ---------         ---------         ---------
            Total interest income.....................             345,411           296,028           117,833           103,584
                                                                 ---------         ---------         ---------         ---------

INTEREST EXPENSE
Interest on deposits..................................             119,340            92,322            42,090            31,950
Interest on short-term borrowings.....................              11,611             8,265             3,180             2,996
Interest on long-term debt............................               1,400             1,599               410               530
                                                                 ---------         ---------         ---------         ---------
            Total interest expense....................             132,351           102,186            45,680            35,476
                                                                 ---------         ---------         ---------         ---------

NET INTEREST INCOME ..................................             213,060           193,842            72,153            68,108
Provision for loan losses.............................               5,098             4,585             2,123             1,583
                                                                 ---------         ---------         ---------         ---------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES ..             207,962           189,257            70,030            66,525
                                                                 ---------         ---------         ---------         ---------

NONINTEREST INCOME
Trust division services...............................              32,601            32,601            11,053            10,742
Rental income.........................................               6,697             6,437             2,174             2,108
Service charges on deposit accounts...................              11,758            11,704             3,927             3,945
Other fees............................................              15,235            16,101             5,408             6,295
Investment securities gains and (losses)..............              (1,833)           (1,257)                9            (1,071)
Other income..........................................                 765             4,453               373               311
                                                                 ---------         ---------         ---------         ---------
            Total noninterest income..................              65,223            70,039            22,944            22,330
                                                                 ---------         ---------         ---------         ---------

NONINTEREST EXPENSES
Salaries..............................................              69,984            65,220            23,145            22,367
Employee benefits.....................................              18,420            18,132             5,935             5,768
Occupancy expense of bank premises....................              13,565            13,725             4,747             4,668
Furniture and equipment expenses......................              11,444            10,199             3,376             3,500
Communications and supplies...........................               7,205             6,881             2,400             2,133
FDIC insurance premium expense........................               5,743             8,186               272             2,724
Other expenses........................................              22,424            27,204             9,468             9,443
                                                                 ---------         ---------         ---------         ---------
            Total noninterest expenses................             148,785           149,547            49,343            50,603
                                                                 ---------         ---------         ---------         ---------
Income before income taxes............................             124,400           109,749            43,631            38,252
Applicable income taxes...............................              46,908            42,167            16,461            14,486
                                                                 ---------         ---------         ---------         ---------

NET INCOME  ..........................................            $ 77,492          $ 67,582          $ 27,170          $ 23,766
                                                                 =========         =========         =========         =========

NET INCOME PER SHARE OF COMMON STOCK (2) .............               $1.63             $1.40              $.58              $.49
                                                                 =========         =========         =========         =========

See notes to consolidated financial statements

                      MERCANTILE BANKSHARES CORPORATION

                     STATEMENT OF CONSOLIDATED CASH FLOWS
                                                                                                      For the 9 Months Ended
INCREASE IN CASH AND CASH EQUIVALENTS                                                                      September 30,
(Dollars in thousands)                                                                              1995                  1994
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest and fees on loans........................................................             $ 280,447             $ 226,113
Interest and dividends on investment securities...................................                60,027                65,806
Other interest income.............................................................                 2,153                   632
Noninterest income................................................................                67,910                72,185
Interest paid.....................................................................              (128,008)             (102,677)
Noninterest expenses paid.........................................................              (132,488)             (134,798)
Income taxes paid.................................................................               (47,619)              (43,650)
                                                                                               ---------             ---------
            Net cash provided by operating activities.............................               102,422                83,611
                                                                                               ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held-to-maturity................               138,934               200,884
Proceeds from sales of investment securities available-for-sale...................                71,721               191,151
Proceeds from maturities of investment securities available-for-sale..............               209,028                47,897
Purchases of investment securities held-to-maturity...............................               (38,935)             (233,636)
Purchases of investment securities available-for-sale.............................              (225,542)             (129,327)
Net increase in customer loans....................................................              (193,622)             (102,857)
Capital expenditures..............................................................                (6,455)               (6,639)
Proceeds from sales of other real estate owned....................................                 8,439
                                                                                               ---------             ---------
            Net cash used in investing activities.................................               (36,432)              (32,527)
                                                                                               ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in noninterest-bearing deposits......................................               (35,010)              (28,644)
Net decrease in NOW and savings accounts..........................................              (157,382)              (33,178)
Net increase in certificates of deposit...........................................               382,714                87,721
Net increase (decrease) in short-term borrowings..................................              (107,741)               10,938
Repayment of long-term debt.......................................................                (5,694)                 (655)
Proceeds from issuance of shares..................................................                 3,298                 6,365
Repurchase of common shares.......................................................               (28,493)              (10,352)
Dividends paid....................................................................               (29,919)              (25,365)
                                                                                               ---------             ---------
            Net cash provided by financing activities.............................                21,773                 6,830
                                                                                               ---------             ---------
Net increase in cash and cash equivalents.........................................                87,763                57,914
Cash and cash equivalents at beginning of period..................................               257,146               176,771
                                                                                               ---------             ---------
Cash and cash equivalents at end of period........................................              $344,909             $ 234,685
                                                                                               =========             =========

                                                                                                      For the 9 Months Ended
Reconciliation of net income to net cash provided by operating activities                                  September 30,
(Dollars in thousands)                                                                              1995                  1994
-----------------------------------------------------------------------------------------------------------------------------------
Net income........................................................................              $ 77,492               $67,582
                                                                                               ---------             ---------
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization...................................................                 5,802                 5,622
  Provision for loan losses.......................................................                 5,098                 4,585
  Write-down of other real estate owned...........................................                 1,370                 4,566
  Investment securities (gains) and losses........................................                 1,833                 1,257
  Amortization of excess cost over equity in affiliates...........................                   848                   848
  Increase in interest receivable.................................................                (2,784)               (3,477)
  Decrease in other receivables...................................................                   854                   843
  (Increase) decrease in other assets.............................................                 2,067                (2,793)
  Increase (decrease) in interest payable.........................................                 4,343                  (491)
  Increase in accrued expenses....................................................                 6,210                 6,552
  Decrease in taxes payable.......................................................                  (711)               (1,483)
                                                                                               ---------             ---------
            Total adjustments.....................................................                24,930                16,029
                                                                                               ---------             ---------
Net cash provided by operating activities.........................................              $102,422               $83,611
                                                                                               =========             =========

See notes to consolidated financial statements

                      MERCANTILE BANKSHARES CORPORATION

          STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                                                                                                      Unrealized
                                                                                                                           Gains
                                                                    Common           Capital          Retained       (Losses) on
(Dollars in thousands, except per share data)                        Stock           Surplus          Earnings        Securities
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1993.............................            $96,470           $26,958          $551,513
Unrealized gains (losses) on securities at January 1,
1994...................................................                                                                  $ 1,059
Net income.............................................                                                 67,582
Cash dividends paid:
  Common stock ($.54 per share)........................                                                (24,771)
  By affiliated bank prior to affiliation..............                                                   (594)
Issuance of 89,608 shares for dividend
  reinvestment and stock purchase plan.................                179             1,539
Issuance of 16,853 shares for employee stock
  purchase dividend reinvestment plan..................                 34               300
Issuance of 301,690 shares for employee stock option
plan...................................................                604             3,709
Purchase of 520,000 shares under stock repurchase plan.             (1,040)           (9,312)
Change in unrealized gains (losses) on securities......                                                                   (2,585)
                                                                 ---------         ---------         ---------         ---------
BALANCE, SEPTEMBER 30, 1994............................            $96,247           $23,194          $593,730           $(1,526)
                                                                 =========         =========         =========         =========
BALANCE, DECEMBER 31, 1994.............................            $96,228           $22,988          $606,972           $(2,271)
Net income.............................................                                                 77,492
Cash dividends paid:
  Common stock ($.63 per share)........................                                                (29,919)
Issuance of 90,308 shares for dividend
  reinvestment and stock purchase plan.................                181             1,888
Issuance of 30,395 shares under exercise of stock
  appreciation rights..................................                 61               678
Issuance of 19,132 shares for employee stock
  purchase dividend reinvestment plan..................                 38               394
Transfer to capital surplus............................                               50,000           (50,000)
Purchase of 1,219,064 shares under stock repurchase
plan...................................................             (2,438)          (26,055)
Issuance of 2,700 shares for employee stock option plan                  5                53
Change in unrealized gains (losses) on securities......                                                                    4,895
                                                                 ---------         ---------         ---------         ---------
BALANCE, SEPTEMBER 30, 1995   .........................            $94,075           $49,946          $604,545            $2,624
                                                                 =========         =========         =========         =========

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

2) Year to date per share amounts are based on the weighted average number of common shares outstanding during the period of 47,658,146 shares for 1995 and 48,181,692 shares for 1994.

3) Amounts reported for 1994 have been restated to include the accounts of The National Bank of Fredericksburg, Fredericksburg, Virginia, which became an affiliate in November 1994. The affiliation was accounted for as a pooling of interests. The accompanying statement of consolidated income for 1994 includes total income of $13,012,000 and net income of $1,985,000 for the nine months ended September 30, 1994, applicable to The National Bank of Fredericksburg.

   On October 31, 1995, the Corporation acquired all the outstanding 771,241 shares of The Sparks State Bank ("Sparks"), Sparks, Maryland. The affil-iation was recorded under the purchase method of accounting. As of September 30, 1995, Sparks had total assets of $196,883,000 (about 3.3% of the combined assets of Mercantile Bankshares Corporation and its affiliates), deposits of $167,360,000, loans (net of unearned income) of $134,255,000 and stockholders' equity of $22,739,000. For the nine months ended September 30, 1995, Sparks had net income of $2,399,000. Sparks, organized in 1916, is headquartered in Sparks, Maryland, and has offices in Kingsville, Parkton, Phoenix and Maryland Line, Maryland.

4) The Corporation adopted the provisions of Statements of Financial Accounting Standards ("SFAS") No. 114 and 118, "Accounting by Creditors for Impairment of a Loan" on January 1, 1995. Under these standards, a loan is considered impaired, based upon current information and events, if it is probable that the Corporation will not collect all principal and interest payments according to the contractual terms of the loan agreement. Generally, a loan is considered impaired once either principal or interest payments become 90 days past due at the end of a calendar quarter. A loan may be considered impaired sooner if, in management's judgement, such action is warranted. The impairment of a loan is measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the repayment is expected to be provided predominantly by the underlying collateral. Interest income on impaired loans is recognized on the cash basis. A majority of the Corporation's impaired loans are measured by reference to the fair value of the collateral. Information with respect to impaired loans and the related valuation allowance (if the measure of the impaired loan is less than the recorded investment) is shown below.

(Dollars in thousands)                                                                                       SEPTEMBER 30, 1995
-------------------------------------------------------------------------------------------------------------------------------
Impaired loans with a valuation allowance........................................................                     $   4,362
Impaired loans with no valuation allowance.......................................................                        14,301
                                                                                                                      ---------
  Total impaired loans...........................................................................                     $  18,663
                                                                                                                      =========

Allowance for loan losses applicable to impaired loans...........................................                     $   1,898
Allowance for loan losses applicable to other than impaired loans................................                        85,337
                                                                                                                      ---------
  Total allowance for loan losses................................................................                     $  87,235
                                                                                                                      =========

Year-to-date interest income on impaired loans recorded on the cash basis........................                     $     281
                                                                                                                      =========

Year-to-date average recorded investment in impaired loans during the period.....................                     $  24,900
                                                                                                                      =========

Quarter-to-date interest income on impaired loans recorded on the cash basis.....................                     $     222
                                                                                                                      =========

Quarter-to-date average recorded investment in impaired loans during the period..................                     $  21,000
                                                                                                                      =========

NOTE: Impaired loans do not include large groups of smaller balance homogeneous loans that are evaluated collectively for impairment (e.g. residential mortgages and consumer installment loans). The allowance for loan losses related to these loans is included in the allowance for loan losses applicable to other than impaired loans.

5) Various commitments to extend credit (lines of credit) are made in the normal course of banking business. At September 30, 1995, total unused lines of credit approximated $1,706,227,300. In addition, letters of credit are issued for the benefit of customers by affiliated banks. Outstanding letters of credit were $107,918,700 at September 30, 1995.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MERCANTILE BANKSHARES CORPORATION

EARNINGS SUMMARY
  Net income for the third quarter of 1995 was $.58 per share, an increase of 18% over the $.49 per share for the comparable period last year. Consolidated net income was $27,170,000, an increase of 14% over the $23,766,000 for the third quarter of 1994. Amounts originally reported for 1994 have been restated to include the accounts of The National Bank of Fredericksburg, Fredericksburg, Virginia, which became an affiliate in November 1994. The affiliation was accounted for as a pooling of interests.
  Net income for the nine months ended September 30, 1995 was $1.63 per share, an increase of 16% over the $1.40 per share earned in the same period in 1994. Consolidated net income was $77,492,000, a 15% increase over the $67,582,000 for the first nine months of 1994.

NET INTEREST INCOME AND NET INTEREST MARGIN
  Net interest income for the three months ended September 30, 1995 was 6% higher than the amount for the comparable period in 1994 due to an increase of 3% in net interest margin on earning assets (taxable equivalent) and an increase of 3% in average earning assets. Contributing to the increase in net interest margin were higher interest rates which lead to greater benefits from our high level of noninterest-bearing funds and a shift in the earning asset mix. Average loans increased by 8% over the third quarter of 1994 to $4,080,100,000 for the third quarter of 1995. Average loans as a percentage of average earning assets increased to 72% for the third quarter of 1995, compared to 69% of average earning assets for the same period in 1994. Meanwhile, the average for total investment securities, federal funds sold and securities purchased under resale agreements declined to $1,606,800,000, or 28% of average earning assets for the three months ended September 30, 1995, from $1,713,700,000, or 31% of average earning assets for the comparable period in 1994.
  Net interest income for the nine months ended September 30, 1995 was 10% higher than the amount for the comparable period in 1994 due to an increase of 7% in net interest margin on earning assets (taxable equivalent) and an increase of 3% in average earning assets. Contributing to the increase in net interest margin were higher yields on average earning assets (which were partially offset by higher interest rates paid on interest-bearing funds) and a shift in the earning asset mix. Average loans increased by 8% over the first three quarters of 1994 to $4,042,300,000 for the first three quarters of 1995. Average loans as a percentage of average earning assets increased to 72% for the first nine months of 1995, compared to 68% of average earning assets for the same period in 1994. Meanwhile, the average for total investment securities, federal funds sold and securities purchased under resale agreements declined to $1,562,600,000, or 28% of average earning assets for the nine months ended September 30, 1995, from $1,730,900,000, or 32% of average earning assets for the comparable period in 1994.

NONINTEREST INCOME
  Total noninterest income for the quarter ended September 30, 1995 increased 3% to $22,944,000 from $22,330,000 for the third quarter of 1994 primarily because of $9,000 in gains on investment securities during the third quarter of 1995 compared to $1,071,000 in losses on securities in the third quarter of 1994 and a 3% increase in trust fees for the quarter. The increase was partially offset by a decline in mortgage banking fees during the third quarter of 1995 compared to the third quarter of 1994.
  For the first nine months of 1995, total noninterest income decreased 7% to $65,223,000 from $70,039,000 for the first nine months of 1994. Factors contributing to this decline include $1,833,000 in losses on investment securities during the first nine months of 1995 compared to $1,257,000 in losses on securities in 1994, a decrease in mortgage banking fees, and a non-recurring gain of $3,137,000 on the sale of an asset during the first quarter of 1994.

NONINTEREST EXPENSES
  Total noninterest expenses, excluding the provision for loan losses, for the third quarter of 1995 decreased 2% from the comparable period in 1994. During the third quarter, the FDIC reduced bank insurance premium rates and rebated a portion of the second quarter premium. This reduced third quarter FDIC insurance premium expense by $2,955,000.
  For the first three quarters of 1995, total noninterest expenses, excluding the provision for loan losses, decreased 1% from the comparable period in 1994. Other expenses for the first nine months of 1995 reflect the previously mentioned second quarter sale of foreclosed property and include a net recovery of foreclosed property related expenses of $1,940,000 compared to a charge of $4,870,000 for the first nine months of 1994. Other expenses also reflect the FDIC insurance premium refund which was received in the third quarter of 1995.

ANALYSIS OF FINANCIAL CONDITION
  Investment securities decreased 9% to $1,457,199,000 at September 30, 1995 from $1,606,264,000 at December 31, 1994 in order to provide funding for loan growth. Total loans outstanding increased by 5% to $4,120,195,000 at September 30, 1995 from $3,938,095,000 at December 31, 1994.
  Total deposits increased 4% to $4,955,715,000 at September 30, 1995 from $4,765,393,000 at December 31, 1994. However, noninterest-bearing deposits declined 4% to $919,218,000 or 19% of total deposits at September 30, 1995 compared to $954,228,000, or 20% of total deposits at December 31, 1994 while interest-bearing deposits increased 6% to $4,036,497,000 or 81% of total deposits at September 30, 1995 compared to $3,811,165,000, or 80% of total deposits at December 31, 1994. This shift in deposit mix is attributed to higher rates paid on time deposits in the first three quarters of 1995 compared to the rates paid at the end of 1994.

ASSET QUALITY
Non-Performing Assets
  Non-performing assets consist of non-accrual loans, renegotiated loans and other real estate owned (i.e., real estate acquired in foreclosure or in lieu of foreclosure). With respect to non-accrual loans, the Corporation's policy is that, regardless of the value of the underlying collateral and/or guarantees, no interest is accrued on the entire balance once either principal or interest payments on any loan become 90 days past due at the end of a calendar quarter. All accrued and uncollected interest on such loans is eliminated from the income statement and is recognized only as collected. A loan may be put on non-accrual status sooner than this standard if, in management's judgement, such action is warranted. During the nine months ended September 30, 1995, non-performing assets decreased $18,841,000 to $24,972,000. Other real estate owned, one of the components of non-performing assets, decreased $7,407,000 mainly due to sales of foreclosed properties while non-performing loans, the other component, decreased $11,434,000.

Non-Performing Assets                                                                      SEPTEMBER 30,          December 31,
(Dollars in thousands)                                                                              1995                  1994
-----------------------------------------------------------------------------------------------------------------------------------
Non-accrual loans (1).............................................................               $21,795               $33,645
Renegotiated loans (1)............................................................                   419                     3
Loans contractually past due 90 days or more and still accruing interest..........                  NONE                  NONE
                                                                                               ---------             ---------
    Total non-performing loans....................................................                22,214                33,648
Other real estate owned...........................................................                 2,758                10,165
                                                                                               ---------             ---------
    Total non-performing assets...................................................               $24,972               $43,813
                                                                                               =========             =========

1) Total interest on these loans is not considered to be material in any of the periods reported herein. Aggregate gross interest income of $1,691,000 and $3,230,000 for 1995 and 1994 respectively, on non-accrual and renegotiated loans, would have been recorded if these loans had been accruing on their original terms throughout the period or since origination if held for part of the period. The amount of interest income on the non-accrual and renegotiated loans that was recorded totalled $778,000 and $1,524,000 for 1995 and 1994, respectively.

NOTE: As of September 30, 1995, the Corporation was monitoring loans estimated to aggregate $4,021,000 not currently classified as non-accrual or renegotiated loans. These loans have characteristics which indicate they may result in such classification in the future.

Provision and Allowance for Loan Losses

Each affiliate is required to maintain an adequate allowance for loan losses and their boards of directors, along with corporate management, maintain a regular overview to assure that adequacy. On a periodic basis, significant credit exposures, non-accrual loans, impaired loans, other non-performing assets and various statistical measurements of asset quality are examined to assure the adequacy of the allowance for loan losses.

The following table presents a summary of the activity in the Allowance for Loan Losses.

                                                                     For the 9 Months Ended              For the 3 Months Ended
Allowance for Loan Losses                                                 September 30,                       September 30,
(Dollars in thousands)                                               1995              1994              1995              1994
-----------------------------------------------------------------------------------------------------------------------------------
Allowance balance--beginning...........................        $   91,257        $   92,567        $   89,547        $   94,157

Charge-offs:
  Commercial, financial and agricultural...............            (6,681)             (863)           (2,900)             (457)
  Real estate--construction............................            (1,125)             (918)           (1,016)             (311)
  Real estate--mortgage................................            (1,396)             (644)             (347)              (48)
  Consumer.............................................            (1,472)           (1,252)             (587)             (401)
                                                                ---------         ---------         ---------         ---------
    Totals.............................................           (10,674)           (3,677)           (4,850)           (1,217)
                                                                ---------         ---------         ---------         ---------

Recoveries:
  Commercial, financial and agricultural...............               617               602               156               112
  Real estate--construction............................                50                                  22
  Real estate--mortgage................................               192               112                73                57
  Consumer.............................................               695               838               164               335
                                                                ---------         ---------         ---------         ---------
    Totals.............................................             1,554             1,552               415               504
                                                                ---------         ---------         ---------         ---------
Net charge-offs........................................            (9,120)           (2,125)           (4,435)             (713)
Provision for loan losses..............................             5,098             4,585             2,123             1,583
                                                                ---------         ---------         ---------         ---------
Allowance balance--ending..............................        $   87,235        $   95,027        $   87,235        $   95,027
                                                                =========         =========         =========         =========
Average loans outstanding during period................        $4,042,300        $3,734,500        $4,080,100        $3,783,700
                                                                =========         =========         =========         =========
Net charge-offs (annualized) as a percentage of average               .30%              .08%              .43%             .07%
  loans outstanding during period......................         =========         =========         =========         =========
Allowance for loan losses at period end as a percentage              2.2 %             2.5 %             2.1 %            2.5 %
  of average loans.....................................         =========         =========         =========         =========
Allowance for loan losses at period end as a percentage
  of non-performing loans at period end................            392.7 %           207.5 %
                                                                =========         =========

Charge-Offs
  Intensive collection efforts continue after charge-off in order to maximize the recovery of amounts previously charged off. Net charge-offs were $9,120,000 for the first three quarters of 1995 versus $2,125,000 during the first nine months of 1994. For further details of charge-offs and recoveries see the preceding Allowance For Loan Losses table.

                      MERCANTILE BANKSHARES CORPORATION

ANALYSIS OF INTEREST RATES AND INTEREST DIFFERENTIALS

The following table presents the distribution of the average consolidated balance sheets, interest income/expense and annualized yields earned and rates paid through the first nine months of the year.


(Dollars in thousands)                                      1995                                         1994
                                         ------------------------------------------   ------------------------------------------
                                               Average       Income*/       Yield*/         Average       Income*/       Yield*/
                                               Balance        Expense          Rate         Balance        Expense          Rate
-----------------------------------------------------------------------------------------------------------------------------------
Earning assets
  Loans:
    Commercial........................      $1,333,300       $ 96,610           9.7%     $1,227,800       $ 73,200           8.0%
    Mortgage and construction.........       2,221,300        153,803           9.3       2,036,400        128,271           8.4
    Consumer..........................         487,700         34,426           9.4         470,300         30,111           8.6
                                             ---------      ---------                     ---------      ---------
        Total loans...................       4,042,300        284,839           9.4       3,734,500        231,582           8.3
                                             ---------      ---------                     ---------      ---------
  Federal funds sold..................          42,700          1,820           5.7          15,200            453           4.0
  Securities purchased under resale
    agreements........................          11,300            455           5.4
  Securities:
    Taxable securities
      U.S. Treasury securities........       1,461,700         59,024           5.4       1,662,100         64,018           5.2
      U.S. Agency securities..........          25,200            994           5.3          29,100          1,161           5.3
      Other stocks and bonds..........           8,500            553           8.7          10,200            520           6.8
    Tax-exempt securities
      States and political
        subdivisions..................          13,200            768           7.8          14,300            842           7.9
                                             ---------      ---------                     ---------
        Total securities..............       1,508,600         61,339           5.4       1,715,700         66,541           5.2
                                             ---------      ---------                     ---------      ---------
  Interest-bearing deposits in other
    banks.............................             100              3           4.0             600             48          10.7
                                             ---------      ---------                     ---------      ---------
        Total earning assets..........       5,605,000        348,456           8.3       5,466,000        298,624           7.3
                                                            ---------                                    ---------
Cash and due from banks...............         195,800                                      196,800
Bank premises and equipment, net......          75,200                                       73,800
Other assets..........................         140,500                                      147,000
Less: allowance for loan losses.......         (91,800)                                     (94,200)
                                             ---------                                    ---------
        Total assets..................      $5,924,700                                   $5,789,400
                                             =========                                    =========

Interest-bearing liabilities
  Deposits:
    Savings deposits..................      $2,198,800         48,985           3.0      $2,425,000         48,121           2.7
    Time deposits.....................       1,717,600         70,355           5.5       1,375,000         44,201           4.3
                                             ---------      ---------                     ---------      ---------
        Total interest-bearing
deposits..............................       3,916,400        119,340           4.1       3,800,000         92,322           3.2
  Short-term borrowings...............         284,600         11,611           5.5         313,600          8,265           3.5
  Long-term debt......................          28,600          1,400           6.5          32,000          1,599           6.7
                                             ---------      ---------                     ---------      ---------
        Total interest-bearing funds..       4,229,600        132,351           4.2       4,145,600        102,186           3.3
                                                            ---------                                    ---------
Noninterest-bearing deposits..........         881,900                                      889,600
Other liabilities and accrued expenses          68,600                                       56,600
                                             ---------                                    ---------
        Total liabilities.............       5,180,100                                    5,091,800
Stockholders' equity..................         744,600                                      697,600
                                             ---------                                    ---------
        Total liabilities and
          stockholders' equity .......      $5,924,700                                   $5,789,400
                                             =========                                    =========
Net interest income...................                       $216,105                                     $196,438
                                                            =========                                    =========
Net interest rate spread..............                                          4.1%                                         4.0%
Effect of noninterest-bearing funds...                                          1.0                                           .8
                                                                          ---------                                    ---------
Net interest margin on earning assets.                                          5.1%                                         4.8%
                                                                          =========                                    =========
Taxable-equivalent adjustment included
in:
    Loan income.......................                       $  2,702                                     $  2,228
    Investment securities income......                            343                                          368
                                                            ---------                                    ---------
        Total.........................                       $  3,045                                     $  2,596
                                                            =========                                    =========

*Presented on a tax equivalent basis using the statutory federal corporate income tax rate of 35%.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits--
                  Exhibit 27--Financial Data Schedule
              (b) No Forms 8-K filed.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             MERCANTILE BANKSHARES CORPORATION

November 13, 1995                       /s/  H. Furlong Baldwin
                                        By: H. Furlong Baldwin
                                        Chairman of the Board and
                                        Chief Executive Officer

November 13, 1995                       /s/ Kenneth A. Bourne, Jr.
                                        By: Kenneth A. Bourne, Jr.
                                        Exec. Vice President and Treasurer