Form 10-K
period 1995-12-31
MERCANTILE BANKSHARES CORP
filed 1996-03-29
CIK 64908

FORM 10-K
                          United States
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995

                               OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from______________________to__________________

Commission file number                       0-5127
                      --------------------------------------------------

                Mercantile Bankshares Corporation
                ---------------------------------
     (Exact name of registrant as specified in its charter)

           Maryland                                 52-0898572
------------------------------------  ----------------------------------
     State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization           Identification No.)

Two Hopkins Plaza, P. O. Box 1477, Baltimore, Maryland    21203
------------------------------------------------------  ----------------
     (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code     (410) 237-5900
                                                  ----------------------
Securities registered pursuant to Section 12(b) of the Act:

     Title of each class      Name of each exchange on which registered
        None                                       None
------------------------      -----------------------------------------
------------------------      -----------------------------------------

      Securities registered pursuant to section 12(g) of the Act:
                  Common Stock ($2 par value)
      -----------------------------------------------------------
                        (Title of class)
                 Preferred Stock Purchase Rights
  -------------------------------------------------------------------
                        (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes    X         No
                                                  -----------     -----------

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K. [ ]
------------------------------------------------------------------------------


     At February 29, 1996, the aggregate market value of shares of Common Stock held by non-affiliates of Registrant (including fiduciary accounts administered by affiliates) was $1,241,690,400 based on the last sale price on the Nasdaq Stock Market on February 29, 1996.

     As of February 29, 1996, 47,769,418 shares of common stock were outstanding.
     Documents Incorporated by Reference:  Parts I, II and IV - Portions of
     ------------------------------------
Registrant's Annual Report to Stockholders for year ended December 31, 1995, as indicated, Part III - Definitive Proxy Statement of Registrant filed with the Securities and Exchange Commission under Regulation 14A.
                                       1


                             PART I

ITEM 1.  BUSINESS
                             General

     Mercantile Bankshares Corporation ("Mercshares") was incorporated under the laws of Maryland on May 27, 1969. Mercshares is a bank holding company registered under the Bank Holding Company Act of 1956 and, as of December 31, 1995, owned substantially all of the outstanding shares of capital stock of twenty-one banks (the "Affiliated Banks"): The Annapolis Banking and Trust Company ("Annapolis"), Baltimore Trust Company ("Baltimore Trust"), Bank of Southern Maryland ("Southern"), Calvert Bank and Trust Company ("Calvert"), The Chestertown Bank of Maryland ("Chestertown"), The Citizens National Bank ("Citizens"), County Banking & Trust Company ("County"), The Eastville Bank ("Eastville"), Farmers & Merchants Bank - Eastern Shore ("Farmers & Merchants"), The Fidelity Bank ("Fidelity"), The First National Bank of St. Mary's ("First National"), The Forest Hill State Bank ("Forest Hill"), Fredericktown Bank & Trust Company ("Fredericktown"), Mercantile-Safe Deposit and Trust Company ("Merc-Safe"), The National Bank of Fredericksburg ("Fredericksburg"), Peninsula Bank ("Peninsula"), The Peoples Bank of Maryland ("Peoples"), Potomac Valley Bank ("Potomac"), St. Michaels Bank ("St. Michaels"), The Sparks State Bank ("Sparks Bank") and Westminster Bank and Trust Company of Carroll County ("Westminster"). Mercshares also owns all of the outstanding shares of Mercantile Mortgage Corporation, a mortgage banking company, MBC Agency, Inc., an insurance agency, and MBC Realty, Inc., which owns and operates various properties used by Merc-Safe. Merc-Safe owns all of the outstanding shares of Mercantile Pennsylvania Corporation, which makes extensions of credit in Pennsylvania and Hopkins Plaza Agency, Inc., which acts as agent in the sale of fixed rate annuities. MBC Agency, Inc., owns all of the outstanding shares of Mercantile Life Insurance Company, which is in the business of reinsuring credit insurance
                                       2


made available through the Affiliated Banks. Mercantile Mortgage Corporation owns all of the outstanding shares of Benchmark Appraisal Group, Inc. which appraises real property in connection with loans made by Mercantile Mortgage Corporation, certain of the Affiliated Banks, and others. The Affiliated Banks, Mercantile Mortgage Corporation, MBC Agency, Inc., Mercantile Life Insurance Company, MBC Realty, Inc., Mercantile Pennsylvania Corporation, Hopkins Plaza Agency, Inc. and Benchmark Appraisal Group, Inc. are herein referred to as "Affiliates." For information on the location and number of offices of the Affiliated Banks and Mercantile Mortgage Corporation, at December 31, 1995, see pages 46 to 51 of Registrant's Annual Report to Stockholders for the year ended December 31, 1995, which information is incorporated by reference herein.
     Mercshares periodically reviews and considers possible acquisitions of banks and corporations performing related activities and discusses such possible acquisitions with managements of the subject companies, and such acquisitions may be made from time to time. Such acquisitions are normally subject to regulatory approval.
                                       3


                           Operations

     The Affiliated Banks are engaged in a general commercial and retail banking business with normal banking services, including acceptance of demand, savings and time deposits and the making of various types of loans. Merc-Safe offers a full range of personal trust services, investment management services and (for corporate and institutional customers), investment advisory, financial and pension and profit sharing services. As of December 31, 1995, assets under the investment supervision of Merc-Safe's trust division had an estimated value of $10.5 billion, assets held in its personal and corporate custody accounts had an estimated value of $16.0 billion and assets held in escrow accounts had an estimated value of $10 million.
     Mercantile Mortgage Corporation, through offices in Maryland and Delaware, arranges for and services various types of mortgage loans as principal and as agent primarily for non-affiliated institutional investors and also for the Affiliated Banks. Benchmark Appraisal Group, Inc. appraises real property in connection with loans made by Mercantile Mortgage Corporation, certain of the Affiliated Banks, and others.
     Mercantile Pennsylvania Corporation makes various commercial extensions of credit in Pennsylvania.
     Hopkins Plaza Agency, Inc. acts as agent in the sale of fixed rate annuities.
     MBC Agency, Inc., provides, under group policies, credit life insurance in connection with extensions of credit by Affiliated Banks. Mercantile Life Insurance Company, which is owned by MBC Agency, Inc., reinsures the insurance provided by that Company.
                                       4


                     Statistical Information

     The statistical information required in this Item 1 is incorporated by reference to the information appearing in Registrant's Annual Report to Stockholders for the year ended December 31, 1995, as follows:

Disclosure Required by Guide 3           Reference to 1995 Annual Report
------------------------------           -------------------------------

(I)    Distribution of Assets,
       Liabilities and Stockholder
       Equity; Interest Rates and
       Interest Differential    . . . . . Analysis of Interest Rates and
                                          Interest Differentials (pages 8-9)
                                . . . . . Rate/Volume Analysis (page10)
                                . . . . . Non-performing Assets (pages 18-19)

(II)   Investment Portfolio     . . . . . Bond Investment Portfolio (page 13)

(III)  Loan Portfolio           . . . . . Year-End Loan Data (page 44)
                                . . . . . Loan Maturity Schedule (page 15)
                                . . . . . Asset/Liability Management
                                           (pages 15-16)
                                . . . . . Non-performing Assets (pages 18-19)

(IV)   Summary of Loan Loss
       Experience               . . . . . Allowance for Loan Losses (page 17)
                                          and Credit Risk Analysis (page 16)
                                . . . . . Allocation of Allowance for Loan
                                          Losses (page17)

(V)    Deposits                 . . . . . Analysis of Interest Rates and
                                          Interest Differentials (pages 8-9)
                                . . . . . Notes to Financial Statements,
                                          Note 5- Deposits (page 31)

(VI)   Return on Equity
       and Assets               . . . . . Return on Equity and Assets (page 43)


(VII)  Short-Term Borrowings    . . . . . Notes to Financial Statements, Note
                                          6 (page 31)
                                       5


                            Employees

At December 31, 1995, Mercshares and its Affiliates had approximately 1,813 officers and 1,997 other employees.

                           Competition

  The banking business, in all of its phases, is highly competitive. Within their service areas, the Affiliated Banks compete with commercial banks (including local banks and branches or affiliates of other larger banks), savings and loan associations and credit unions for loans and deposits, and with insurance companies and other financial institutions for various types of loans. The Affiliated Banks also face competition for commercial and retail banking business from banks and financial institutions located outside their service areas. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "1994 Interstate Act"), which became law September 29, 1994, provided, among other things that, over time, bank holding companies that are adequately capitalized and managed will be permitted to acquire banks in any state, preempting essentially all state laws prohibiting interstate bank acquisitions and mergers, subject to certain state "opt-out" rights with respect to interstate mergers, as well as certain state "opt-in" rights with respect to other vehicles for interstate branching and with respect to acceleration of the interstate merger provisions of the 1994 Interstate Act. Maryland and Virginia, and various other states, have "opted-in" and generally accelerated these provisions, initially on a reciprocal basis, to the full extent permitted by the 1994 Interstate Act.
As a result of this and other provisions of the Interstate Act and related state actions, competition may increase.
  While Mercshares is the second largest bank holding company headquartered in Maryland, it is the largest independent bank holding company in the state. Its largest subsidiary, Merc-Safe, is the sixth largest commercial bank in
                                       6


Maryland. Mercshares also competes with Maryland-based bank subsidiaries of the first, third, sixth and eighth largest bank holding companies in the United States as well as banking subsidiaries of other non-Maryland bank holding companies. Measured in terms of assets under investment supervision, Merc-Safe believes it is one of the largest trust institutions in the southeastern United States. Merc-Safe competes for various classes of fiduciary and investment advisory business with other banks and trust companies, insurance companies, investment counseling firms, mutual funds and others.
  Mercantile Mortgage Corporation, Benchmark and Mercantile Pennsylvania Corporation are relatively small competitors in their areas of activity. MBC Agency, Inc., is limited to providing credit life, health and accident insurance in connection with credit extended by the Affiliated Banks.
Hopkins Plaza Agency, Inc., commenced business in 1996 and is a small competitor in its area of activity.
                                       7


                   Supervision and Regulation

Mercshares
  Mercshares, as a registered bank holding company, is subject to regulation and examination by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956 (the "Act") and is required to file with the Board of Governors quarterly and annual reports and such additional information as the Board of Governors may require pursuant to the Act. With certain exceptions, Mercshares is prohibited from acquiring direct or indirect ownership or control of more than 5% of any class of the voting shares of any company which is not a bank or bank holding company and from engaging in any business other than that of banking or of managing or controlling banks or of furnishing services to, or performing services for, its Affiliated Banks. The Act and Regulations promulgated under the Act require prior approval of the Board of Governors of the Federal Reserve System of the acquisition by Mercshares of more than 5% of any class of the voting shares of any additional bank.
  Further, under Section 106 of the 1970 Amendments to the Act and the Board's Regulations, bank subsidiaries of bank holding companies are prohibited from engaging in certain tie-in arrangements with bank holding companies and their non-bank subsidiaries in connection with any extension of credit or provision of any property or services. In 1995, the Federal Reserve Board reduced the tie-in arrangement restrictions in certain defined discount pricing circumstances.
  The Act, generally, restricts activities of all bank holding companies and their subsidiaries to banking, and the business of managing and controlling banks, and to other activities which are determined by the Board of Governors
                                       8


of the Federal Reserve System to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Mercshares is also subject to certain restrictions with respect to engaging in the securities business.
  It is Federal Reserve Policy that a bank holding company should serve as a source of financial strength for and commit resources to support each of its subsidiary banks even in circumstances in which it might not do so (or may not legally be required or financially able to do so) absent such a policy.
  Changes in control of Mercshares and its Affiliated Banks are regulated under the Bank Holding Company Act of 1956, the Change in Bank Control Act of 1978 and various state laws.

Affiliated Banks
  All Affiliated Banks, with the exception of Citizens, Baltimore Trust, Eastville, Farmers & Merchants, First National and Fredericksburg are Maryland banks, subject to the banking laws of Maryland and to regulation by the Bank Commissioner of Maryland, who is required by statute to make at least one examination in each calendar year. Their deposits are insured by, and they are subject to certain provisions of Federal law and regulations and examination by, the Federal Deposit Insurance Corporation.
  In addition, Annapolis, Forest Hill and St. Michaels are members of the Federal Reserve System, and are thereby subject to regulation by the Board of Governors of that System.
  Citizens, First National and Fredericksburg are national banks subject to regulation and regular examination by the Comptroller of the Currency in addition to regulation and examination by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, which insures their deposits.
                                       9


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

Other Affiliates
  As affiliates of Mercshares, the nonbanking Affiliates are subject to examination by the Board of Governors of the Federal Reserve System and, as affiliates of the Affiliated Banks, they are subject to examination by the Federal Deposit Insurance Corporation and the Bank Commissioner of Maryland. In addition, MBC Agency, Inc., Mercantile Life Insurance Company and Hopkins
                                       10


Plaza Agency, Inc. are subject to licensing and regulation by state insurance authorities.

Recent Banking Legislation
  The 1994 Interstate Act made a number of major changes that will have a significant effect on the operations of banks. Although there are numerous provisions, the principal elements include those summarized below.
  Commencing September 29, 1995, bank holding companies that are adequately capitalized and managed are permitted to acquire banks in any state, essentially preempting state laws prohibiting interstate bank acquisitions. Commencing June 1, 1997, adequately capitalized and managed banks will be able to engage in interstate branching by merging banks in different states. States may elect not to permit such merger generated branching by adopting specific legislation before June 1, 1997 in which case out-of-state banks generally will not be able to branch into such states, and banks headquartered in such states generally will not be permitted to branch into other states. In addition, states may elect to permit such branching earlier by adopting specific legislation to that effect prior to June 1, 1997, which must apply equally to all out-of-state banks and permit interstate merger transactions with all out-of-state banks. States may also elect, by legislation, to permit acquisitions of existing branches of banks by out-of-state banks without the acquisition of the entire bank.
  With respect to both interstate acquisitions and branching through mergers, states may require that banks to be acquired have been in existence for a period of time (not more than five years), may limit, on a non-discriminatory basis, the percent of deposits within a state that may be held by a bank, or bank holding company, and may adopt, on a non-discriminatory basis, laws relating to the operations of a bank within the state. The Federal Reserve Board may not permit an acquisition, and the responsible federal agency may not permit a merger, that would result in the acquiring institution controlling more than 10% of total insured deposits in the U. S., or 30% of a state's insured deposits (other than in connection with an initial entry into a state or with an
                                       11


interstate merger involving affiliated banks), although this 30% limit may be increased or decreased by a state on a non-discriminatory basis. The pertinent federal agencies must take into account the acquiring institution's record under the Community Reinvestment Act and any applicable state community reinvestment laws. States may impose filing requirements and may continue to regulate intrastate branching in a non-discriminatory way, examine banks and branches operated in that state, impose non-discriminatory notification and reporting requirements, adopt laws relating to community reinvestment, consumer protection and fair lending, and exercise taxing authority.
  The appropriate federal banking agency may also permit an adequately capitalized and managed bank to open and operate an interstate branch de novo in any state that has a law that applies equally to all banks and expressly permits all out-of-state banks to open and operate such a branch, provided the bank complies with state filing and community reinvestment requirements.
  Commencing September 29, 1995, subsidiaries of the same bank holding company may act as agents for one another in receiving deposits, closing and servicing loans and accepting loan payments without being deemed branches, but the new authority does not extend to originating or approving loans or opening deposit accounts.
  Generally, foreign banks will be allowed to engage in interstate banking in the same way as domestic banks without establishing U. S. bank subsidiaries.
  There are many other provisions of the 1994 Interstate Act, such as prohibitions against interstate branches being operated primarily to produce deposits, requiring hearings on closing of certain branches, and requiring separate evaluations and ratings of a bank's Community Reinvestment Act performance in each state in which it operates, and separate evaluations for each metropolitan area and for the remaining non-metropolitan area in which the bank maintains a branch.
  Although the 1994 Interstate Act, and regulations implementing its provisions, become effective over a multi-year period so that the ultimate impact cannot now be predicted, it is clear that it will have a substantial impact on
                                       12


the manner in which the banking business in the United States is conducted. In this regard also, Maryland and Virginia, and various other states, have adopted legislation accelerating implementation of the interstate merger provisions of the 1994 Interstate Act and "opting-in" to its provisions with respect to interstate de novo branching and interstate acquisition of existing branches without acquisition of the whole institution. Generally speaking, these "opt-in" provisions are initially on a reciprocal basis.
  In addition, the Riegle Community Development and Regulatory Improvement Act of 1994, which contains a number of provisions affecting the operations of financial institutions, became law September 23, 1994. Among these provisions are those that, (1) establish a Community Development Financial Institutions Fund to promote economic revitalization and development in communities considered to be financially underserved, through investment in Community Development Financial Institutions, (2) add additional protections to individuals entering into reverse mortgage transactions and "high cost" mortgage transactions, (3) remove certain existing impediments to the securitization of small business loans and leases in an effort to improve access to capital by small businesses, (4) reduce or simplify administrative requirements, previously imposed by regulations, of financial institutions to the extent consistent with safe and sound banking practices, (5) reduce and revise reporting requirements relating to money laundering, (6) improve compliance with the National Flood Insurance Program by lenders and secondary market purchasers in order to increase participation nationally by individuals with mortgaged homes or businesses in special flood hazard areas who have not purchased or maintained flood insurance coverage, and (7) ameliorate certain provisions of Section 39 of the Federal Deposit Insurance Act relating to the establishment of regulatory requirements with respect to asset quality, among other things. Regulations and standards designed to implement certain provisions of this law have been issued. The various provisions of this Act should facilitate the operations of banks but their overall impact cannot be predicted.
                                       13


                   Effects of Monetary Policy

  All commercial banking operations are affected by the Federal Reserve System's conduct of monetary policy and its policies change from time to time based on changing circumstances. A function of the Federal Reserve System is to regulate the national supply of bank credit in order to achieve economic results deemed appropriate by its Board of Governors, including efforts to combat unemployment, recession or inflationary pressures. Among the instruments of monetary policy used to implement these objectives are open market operations in the purchase and sale of U.S. Government securities, changes in the discount rate charged on bank borrowings and changes in reserve requirements against bank deposits. These means are used in varying combinations to influence the general level of interest rates and the general availability of credit. More specifically, actions by the Board of Governors of the Federal Reserve influence the levels of interest rates paid on deposits and other bank funding sources and charged on bank loans as well as the level of availability of bank funds with which loans and investments can be made.
  The monetary policies of bank regulatory and other authorities have affected the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national economy, in the money markets, and in the relationships of international currencies, as well as the effect of legislation and of actions by monetary and fiscal authorities, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand, or the business and earnings of the Affiliated Banks.
                                       14


ITEM 2.  PROPERTIES
  The main offices of Merc-Safe and Mercshares are located in a 21-story building at Hopkins Plaza in Baltimore owned by MBC Realty, Inc., a wholly owned subsidiary of Mercshares. At December 31, 1995, approximately 134,000 square feet were occupied by Merc-Safe and Mercshares. At December 31, 1995, Merc-Safe also occupied approximately 132,000 square feet of leased space in a building located in Linthicum, Maryland, in which its operations and certain other departments are located. This building is also owned by MBC Realty, Inc. Of the 18 banking and bank-related offices occupied by Merc-Safe, five are owned in fee, four are owned subject to ground leases and nine are leased with aggregate annual rentals of approximately $755,000, not including rentals for the main office and adjacent premises owned by MBC Realty, Inc. Merc-Safe is the owner of an office building in Towson, Maryland, which houses Merc-Safe's branch administrative offices and one of its Baltimore County banking offices.
  Of the 144 banking offices of the other Affiliated Banks, 80 are owned in fee, nine are owned subject to ground leases and 55 are leased, with aggregate annual rentals of approximately $3,054,000 as of December 31, 1995.
                                       15


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


SPECIAL ITEM:  EXECUTIVE OFFICERS OF THE REGISTRANT
  The Executive Officers of Registrant are:

Name                            Position                    Age

H. Furlong Baldwin              Chairman of the Board and   64
                                  Chief Executive Officer
Edward K. Dunn, Jr.             President and Director      60
Kenneth A. Bourne, Jr.          Executive Vice President    53
                                 and Treasurer
Hugh W. Mohler                  Executive Vice President    50
Jay M. Wilson                   Executive Vice President    49
Brian B. Topping                Vice President              61
John A. O'Connor, Jr.           Senior Vice President       64
                                 and Secretary
Robert W. Johnson               Senior Vice President       53
O. James Talbott, II            Senior Vice President       52


  No family relationships, as defined by the Rules and Regulations of the Securities and Exchange Commission, exist among any of the Executive Officers.
  All officers are elected annually by the Board of Directors and hold office at the pleasure of the Board.
  Mr. Baldwin has been Chairman of the Board of Mercshares since 1984, and has been its Chief Executive Officer since 1976. He has been Chairman of the Board and Chief Executive Officer of Merc-Safe since 1976.
  Mr. Dunn has been President of Mercshares since 1991. He has served as President and Chief Operating Officer of Merc-Safe since July, 1995. He was Chairman of the Executive Committee of Mercshares and of Merc-Safe from 1988 to 1991.
  Mr. Bourne has been Executive Vice President of Mercshares since 1989 and was elected Treasurer in February, 1994. He was a Senior Vice President of Merc-Safe from 1981 until March, 1994 when he was elected an Executive Vice President.
  Mr. Mohler was elected an Executive Vice President of Mercshares in March, 1994. He was a Senior Vice President of Merc-Safe from March, 1994 until September, 1994 when he was elected an Executive Vice President. He was President and Chief Executive Officer of Peninsula from 1978 until February, 1994.
  Mr. Wilson was elected an Executive Vice President of Mercshares and
                                       18


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


                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS
  The information required by this Item 5 is incorporated by reference to the information appearing under the captions "Dividends" on page 20 and "Recent Common Stock Prices" on page 21 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1995.
                                       20


ITEM 6.  SELECTED FINANCIAL DATA
     The information required by this Item 6 is incorporated by reference to the information appearing under the caption "Five Year Selected Financial Data" on page 44 of the Registrant's Annual Report to
Stockholders for the year ended December 31, 1995.
                                       21


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATION
     The information required by this Item 7 is incorporated by reference to the information appearing under the caption "Management's Discussion" on pages 6 to 21 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1995.
                                       22


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The information required by this Item 8 and the auditor's report thereon are incorporated by reference to pages 22 to 41 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1995.
                                       23


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


                             PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)         The following documents are filed as part of this report,
            except as indicated.
  (1) (2) The financial statements and schedules filed herewith or incorporated by reference are listed in the accompanying Index to
  Financial Statements.
  (3) Exhibits filed herewith or incorporated by reference herein are set forth in the following table prepared in accordance with Item 601 of Regulation S-K.
                             Exhibit Table
  (3)       Charter and by-laws
            A. Charter of the Registrant (Exhibits 3-A(1) through 3-A(5) listed below are incorporated by reference to Exhibits 3-A(1) through 3-A(5) to Form S-1 of the Registrant, No. 2-39545, Exhibit 3-A(6) listed below is incorporated by reference to Exhibit 3-A(6) of Form S-1 of the
                 Registrant, No. 2-41379, Exhibit 3-A(7) listed below is incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended 1993, Exhibit 3-A(7), Commission File No. 0-5127, Exhibit
                 3-A(8) listed below is incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended 1993, Exhibit 3-A(8), Commission File No. 0-5127,
                 Exhibit 3-A(9) listed below is incorporated by reference to Exhibit B attached to Exhibit 4-A of Form 8-K of
                 Registrant filed September 27, 1989, Commission File No. 0-5127, Exhibit 3-A(10) listed below is incorporated by reference to Exhibit B attached to Exhibit 4-A of Form 8-K of the Registrant filed January 9, 1990, Commission File
                 No. 0-5127, and Exhibit 3-A(11) listed below is incorporated by reference to Exhibit 3-A(11) of the Annual Report on
                 Form 10-K for the year ended
                                       29


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


  (10) Material contracts - Each material contract listed herein is filed as a management contract or compensatory plan or arrangement, with the exception of Exhibits 10 B and 10 G.
            A. Mercantile Bankshares Corporation and Affiliates Annual Incentive Compensation Plan, as amended through March 14, 1995 (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994,
                 Exhibit 10 A, Commission File No. 0-5127).
            B. Dividend Reinvestment and Stock Purchase Plan of Mercantile Bankshares Corporation (Incorporated by reference to the Plan text included in the Form S-3 Registration No. 33-44376.)
            C. Executive Employment Agreement dated March 24, 1982, between Mercantile Bankshares Corporation, Mercantile-Safe Deposit and Trust Company and H. Furlong Baldwin, as amended by Agreements dated March 13, 1984 and December 13, 1988 (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, Exhibit 10 D, Commission File No. 0-5127).
            D. Deferred Compensation Agreement, including supplemental pension and thrift plan arrangements, dated September 30, 1982, between Mercantile-Safe Deposit and Trust Company and H. Furlong Baldwin, as amended by Agreements dated as of October 24, 1983, March 13, 1984, January 1, 1987,
                 December 8, 1987 and January 1, 1989 (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, Exhibit 10 E, Commission File No. 0-5127).
            E. Deferred Compensation Agreement, including supplemental pension and thrift plan arrangements, dated September 30, 1982, between Mercantile-Safe Deposit and Trust Company and Douglas W. Dodge, as amended by Agreements dated as of October 24, 1983, March 13, 1984, January 1, 1987,
                 December 8, 1987 and January 1, 1989
                                       31


                 (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989,
                 Exhibit 10 F, Commission File No. 0-5127), as amended by Agreement dated June 13, 1995 (filed herewith).
            F. Mercantile Bankshares Corporation and Participating Affiliates Unfunded Deferred Compensation Plan for Directors, as amended through January 1, 1984 (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989,
                 Exhibit 10 G, Commission File No. 0-5127), as amended and
                 restated effective December 31, 1995 (filed herewith).
            G.   Mercantile Bankshares Corporation Employee Stock Purchase
                 Dividend Reinvestment Plan dated February 13, 1995
                 (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994,
                 Exhibit 10 I, Commission File No. 0-5127).
            H. Deferred Compensation Agreement, including supplemental pension and thrift plan arrangements, dated September 30, 1982 between Mercantile-Safe Deposit and Trust Company and Brian B. Topping, as amended by Agreements dated as of October 24, 1983, March 13, 1984, January 1, 1987,
                 December 8, 1987, and January 1, 1989 (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, Exhibit
                 10 N, Commission File No. 0-5127).
            I. Executive Employment Agreement dated March 13, 1984 between Mercantile Bankshares Corporation, Mercantile-Safe Deposit and Trust Company and Brian B. Topping as restated September 13, 1988 and amended December 13, 1988 (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993,
                 Exhibit 10 L, Commission File No. 0-5127).
            J.   Executive Employment Agreement dated December 13, 1988
                 between
                                       32


                 Mercantile Bankshares Corporation, Mercantile-Safe Deposit and Trust Company and Edward K. Dunn, Jr. (Incorporated by reference to Registrant's Annual Report on Form 10-K for year ended December 31, 1993, Exhibit 10 M, Commission File No.
                 0-5127).
            K. Executive Severance Agreements dated as of December 31, 1989 between Mercantile Bankshares Corporation and Mercantile-Safe Deposit and Trust Company, and each of H. Furlong Baldwin, Edward K. Dunn, Jr., Brian B. Topping, and John A. O'Connor, Jr. (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, Exhibit 10 Q, Commission File No. 0-5127).
            L. Mercantile Bankshares Corporation Omnibus Stock Plan (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990,
                 Exhibit 10 O, Commission File No. 0-5127).
            M. Supplemental Pension Agreement dated January 10, 1992 between Mercantile Bankshares Corporation, Mercantile-Safe Deposit and Trust Company and Edward K. Dunn, Jr. (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991,
                 Exhibit 10 P, Commission File No. 0-5127).
            N. Supplemental Pension Agreement, dated February 10, 1995, between Mercantile Bankshares Corporation and Mercantile-Safe Deposit and Trust Company, Peninsula Bank and Hugh
                 W. Mohler (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, Exhibit 10 Q, Commission File No. 0-5127).
            O. Mercantile Bankshares Corporation and Participating Affiliates Supplemental Cash Balance Executive Retirement Plan, dated April 27, 1994, effective January 1, 1994 (Incorporated by
                                       33


                 reference to Registrant's Annual Report of Form 10-K for year ended December 31, 1994, Exhibit 10 R, Commission File No. 0-5127).
            P. Mercantile Bankshares Corporation and Participating Affiliates Supplemental 401(k) Executive Retirement Plan, dated December 13, 1994, effective January 1, 1995 (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994,
                 Exhibit 10 S, Commission File No. 0-5127).
            Q. Mercantile Bankshares Corporation Option Agreement with each of H. Furlong Baldwin (dated August 22, 1995 for 80,000 options), Edward K. Dunn, Jr. (dated August 17, 1995 for 45,000 options), Brian B. Topping (dated August 23, 1995 for 35,000 options), Hugh W. Mohler (dated August 22, 1995 for 30,000 options) and Jay M. Wilson (dated August 18, 1995 for 30,000 options) the Net Operating Income of each being that of Mercantile-Safe Deposit and Trust Company, (filed herewith).
            R. Mercantile Bankshares Corporation Retainer Stock Plan For Non-Employee Directors dated March 12, 1996 (filed herewith).
  (13) Annual Report to security holders for the year ended December 31, 1995 (filed herewith).
  (21)      Subsidiaries of the Registrant

            Information as to subsidiaries of the Registrant (filed herewith)

  (23)      Consent

            Consent of Certified Public Accountants (filed herewith)

  (24)      Power of Attorney

            Power of Attorney dated March 12, 1996 (filed herewith)

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this Report.
                                       34


                       INDEX TO FINANCIAL STATEMENTS

The Report of Independent Certified Public Accountants as pertaining to the
  Consolidated Financial Statements of Mercantile Bankshares Corporation and Affiliates and related notes is incorporated by reference to page 41 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1995.

Consolidated Financial Statements and related notes are incorporated by reference to the Registrant's Annual Report to Stockholders for the year ended December 31, 1995, and may be found on the pages of said Report as indicated in parentheses:

          Consolidated Balance Sheets, December 31, 1995 and 1994 (page 22) Statement of Consolidated Income for the years ended December
           31, 1995, 1994 and 1993 (page 23)
          Statement of Consolidated Cash Flows for the years ended
           December 31, 1995, 1994 and 1993 (pages 24 and 25)
          Statement of Changes in Consolidated Stockholders' Equity for
           the years ended December 31, 1995, 1994 and 1993 (page 26)
          Notes to Consolidated Financial Statements (pages 27 to 40)

Supplementary Data:

  Quarterly Results of Operations are incorporated by reference to the information appearing under the caption "Quarterly Results of Operations" on page 37 of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1995.

  Financial Statement Schedules are omitted because of the absence of the conditions under which they are required or because the
          information called for is included in the Consolidated Financial Statements or notes thereto.
                                       35


                             Signatures

  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. MERCANTILE BANKSHARES CORPORATION
By:         /S/ H. Furlong Baldwin                 March 28, 1996
            H. Furlong Baldwin, Chairman of the
            Board and Chief Executive Officer

  Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
Principal Executive Officer

/S/ H. Furlong Baldwin                             March 28, 1996
H. Furlong Baldwin, Chairman of the
Board and Chief Executive Officer

Principal Financial Officer

/S/  Kenneth A. Bourne, Jr.                        March 28, 1996
Kenneth A. Bourne, Jr.
Executive Vice President and Treasurer

Principal Accounting Officer

/S/  Jerry F. Graham                               March 28, 1996
Jerry F. Graham
Vice President and Controller



A majority of the Board of Directors: William J. McCarthy, Richard O. Berndt, Thomas M. Bancroft, Jr., B. Larry Jenkins, Bishop L. Robinson, Donald J. Shepard, Martin L. Grass, Calman J. Zamoiski, Jr., James A. Block, Brian B. Topping, George L. Bunting, Jr., Morris W. Offit, William
C. Richardson, Robert D. Kunisch, Christian H. Poindexter.




By:         /S/ H. Furlong Baldwin                 March 28, 1996
            H. Furlong Baldwin
            For Himself and as Attorney-in-Fact
                                       36