Form 10-Q
period 1996-03-31
MERCANTILE BANKSHARES CORP
filed 1996-05-14
CIK 64908

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                        ------------------------------

                                  FORM 10-Q
         (MARK ONE)
         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 1996

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


- ------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

As of April 30, 1996, registrant had outstanding 47,717,362 shares of Common Stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                      MERCANTILE BANKSHARES CORPORATION

                         CONSOLIDATED BALANCE SHEETS
                                                                                             MARCH 31,             December 31,
(Dollars in thousands, except per share data)                                                     1996                     1995
- -----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks........................................................             $  262,923               $  247,301
Interest-bearing deposits in other banks.......................................                    300                      100
Investment securities:
    U.S. Treasury and government agencies
      Available-for-sale at fair value.........................................              1,515,356                1,535,418
    States and political subdivisions
      Held-to-maturity--market value of $15,235 (1996) and $15,353 (1995)......                 15,219                   15,233
      Available-for-sale at fair value.........................................                     35                       45
    Other investments
      Held-to-maturity--market value of $5,740 (1996) and $5,359 (1995)........                  5,734                    5,352
      Available-for-sale at fair value.........................................                 16,148                   16,206
                                                                                     -----------------      -------------------
        Total investment securities............................................              1,552,492                1,572,254
                                                                                     -----------------      -------------------
Federal funds sold.............................................................                102,804                   26,081
Securities purchased under resale agreement....................................                                          49,982

Loans..........................................................................              4,319,371                4,301,270
Less: allowance for loan losses................................................                (94,997)                 (91,398)
                                                                                     -----------------      -------------------
        Loans, net.............................................................              4,224,374                4,209,872
                                                                                     -----------------      -------------------
Bank premises and equipment, less accumulated depreciation of
  $79,114 (1996) and $77,742 (1995)............................................                 79,129                   78,363
Other real estate owned, net...................................................                  2,507                    2,858
Excess cost over equity in affiliated banks, net...............................                 29,750                   30,251
Other assets...................................................................                130,433                  132,041
                                                                                     -----------------      -------------------
        Total assets...........................................................             $6,384,712               $6,349,103
                                                                                     =================      ===================
LIABILITIES

Deposits:
    Noninterest-bearing deposits...............................................             $  948,183               $  983,021
    Interest-bearing deposits..................................................              4,237,836                4,186,360
                                                                                     -----------------      -------------------
        Total deposits.........................................................              5,186,019                5,169,381
Short-term borrowings..........................................................                292,364                  281,642
Accrued expenses and other liabilities.........................................                 89,907                   78,631
Long-term debt.................................................................                 25,375                   25,623
                                                                                     -----------------      -------------------
        Total liabilities......................................................              5,593,665                5,555,277
                                                                                     -----------------      -------------------
STOCKHOLDERS' EQUITY
Preferred stock, no par value; authorized 2,000,000 shares; issued and outstanding--None
Common stock, $2 par value; authorized 67,000,000 shares;
  issued 47,793,665 shares in 1996 and 48,272,451 shares in 1995...............                 95,588                   96,545
Capital surplus................................................................                 55,882                   66,107
Retained earnings..............................................................                637,136                  620,391
Unrealized gains (losses) on securities, net...................................                  2,441                   10,783
                                                                                     -----------------      -------------------
        Total stockholders' equity.............................................                791,047                  793,826
                                                                                     -----------------      -------------------
            Total liabilities and stockholders' equity.........................             $6,384,712               $6,349,103
                                                                                     =================      ===================


See notes to consolidated financial statements

                      MERCANTILE BANKSHARES CORPORATION

                       STATEMENT OF CONSOLIDATED INCOME
                                                                                                    For the 3 Months Ended
                                                                                                           March 31,
(Dollars in thousands, except per share data)                                                       1996              1995
- --------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans........................................................              $ 97,956          $ 90,629
                                                                                        ----------------  ----------------
Interest and dividends on investment securities:
  Taxable interest income.........................................................                22,008            20,715
  Tax-exempt interest income......................................................                   182               165
  Dividends.......................................................................                   144               103
  Other investment income.........................................................                   146                62
                                                                                        ----------------  ----------------
                                                                                                  22,480            21,045
                                                                                        ----------------  ----------------
Other interest income.............................................................                 1,377                 2
                                                                                        ----------------  ----------------
        Total interest income.....................................................               121,813           111,676
                                                                                        ----------------  ----------------
INTEREST EXPENSE
Interest on deposits..............................................................                42,815            36,862
Interest on short-term borrowings.................................................                 3,603             4,958
Interest on long-term debt........................................................                   405               523
                                                                                        ----------------  ----------------
        Total interest expense....................................................                46,823            42,343
                                                                                        ----------------  ----------------
NET INTEREST INCOME...............................................................                74,990            69,333
Provision for loan losses.........................................................                 3,399             1,440
                                                                                        ----------------  ----------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES...............................                71,591            67,893
                                                                                        ----------------  ----------------
NONINTEREST INCOME
Trust division services...........................................................                11,369            10,742
Rental income.....................................................................                 2,301             2,318
Service charges on deposit accounts...............................................                 3,888             3,908
Other fees........................................................................                 5,205             4,516
Investment securities gains and (losses)..........................................                    66              (993)
Other income......................................................................                   298               130
                                                                                        ----------------  ----------------
        Total noninterest income..................................................                23,127            20,621
                                                                                        ----------------  ----------------
NONINTEREST EXPENSES
Salaries..........................................................................                24,828            22,126
Employee benefits.................................................................                 6,543             6,488
Occupancy expense of bank premises................................................                 4,812             4,353
Furniture and equipment expenses..................................................                 3,857             3,647
Communications and supplies.......................................................                 2,517             2,432
FDIC insurance premium expense....................................................                    73             2,737
Other expenses....................................................................                 7,580             8,026
                                                                                        ----------------  ----------------
        Total noninterest expenses................................................                50,210            49,809
                                                                                        ----------------  ----------------
Income before income taxes........................................................                44,508            38,705
Applicable income taxes...........................................................                16,775            14,497
                                                                                        ----------------  ----------------
NET INCOME........................................................................              $ 27,733          $ 24,208
                                                                                        ================  ================
NET INCOME PER SHARE OF COMMON STOCK (2)..........................................                  $.58              $.50
                                                                                        ================  ================


See notes to consolidated financial statements

                      MERCANTILE BANKSHARES CORPORATION

                     STATEMENT OF CONSOLIDATED CASH FLOWS

                                                                                                      For the 3 Months Ended
Increase (decrease) in cash and cash equivalents                                                             March 31,
(Dollars in thousands)                                                                              1996                  1995
- -----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest and fees on loans........................................................             $  97,611              $ 89,976
Interest and dividends on investment securities...................................                20,100                20,535
Other interest income.............................................................                 1,437                    27
Noninterest income................................................................                20,105                22,157
Interest paid.....................................................................               (48,271)              (41,422)
Noninterest expenses paid.........................................................               (36,722)              (48,186)
Income taxes paid.................................................................                  (829)               (4,105)
                                                                                       -----------------     -----------------
        Net cash provided by operating activities.................................                53,431                38,982
                                                                                       -----------------     -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held-to-maturity................                                      48,536
Proceeds from sales of investment securities available-for-sale...................                33,441                71,721
Proceeds from maturities of investment securities available-for-sale..............               156,941                28,819
Purchases of investment securities held-to-maturity...............................                  (382)              (23,775)
Purchases of investment securities available-for-sale.............................              (183,381)              (13,157)
Net increase in customer loans....................................................               (18,166)             (124,848)
Capital expenditures..............................................................                (2,744)               (2,800)
Proceeds from sales of other real estate owned....................................                   587
                                                                                       -----------------     -----------------
        Net cash used in investing activities.....................................               (13,704)              (15,504)
                                                                                       -----------------     -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in noninterest-bearing deposits......................................               (34,838)              (56,272)
Net increase (decrease) in NOW and savings accounts...............................                16,071              (104,331)
Net increase in certificates of deposit...........................................                35,405               178,866
Net increase (decrease) in short-term borrowings..................................                10,722               (36,995)
        Repayment of long-term debt...............................................                  (248)                 (228)
Proceeds from issuance of shares..................................................                 1,305                   752
Repurchase of common shares.......................................................               (14,593)              (10,267)
Dividends paid....................................................................               (10,988)               (9,533)
                                                                                       -----------------     -----------------
        Net cash provided by (used in) financing activities.......................                 2,836               (38,008)
                                                                                       -----------------     -----------------
Net increase (decrease) in cash and cash equivalents..............................                42,563               (14,530)
Cash and cash equivalents at beginning of period..................................               323,464               257,146
                                                                                       -----------------     -----------------
Cash and cash equivalents at end of period........................................              $366,027             $ 242,616
                                                                                       =================     =================

                                                                                                 For the 3 Months Ended
Reconciliation of net income to net cash provided by operating activities                                March 31,
(Dollars in thousands)                                                                              1996                  1995
- ------------------------------------------------------------------------------------------------------------------------------
Net income........................................................................               $27,733               $24,208
                                                                                       -----------------     -----------------
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization...................................................                 1,978                 1,923
  Provision for loan losses.......................................................                 3,399                 1,440
  Write-down of other real estate owned...........................................                    29                   768
  Investment securities (gains) and losses........................................                   (66)                  993
  Amortization of excess cost over equity in affiliates...........................                   501                   283
  Increase in interest receivable.................................................                (2,665)               (1,138)
  (Increase) decrease in other receivables........................................                (2,956)                  543
  (Increase) decrease in other assets.............................................                 7,229                 2,341
  Increase (decrease) in interest payable.........................................                (1,448)                  921
  Increase (decrease) in accrued expenses.........................................                 3,751                (3,692)
  Increase in taxes payable.......................................................                15,946                10,392
                                                                                       -----------------     -----------------
        Total adjustments.........................................................                25,698                14,774
                                                                                       -----------------     -----------------
Net cash provided by operating activities.........................................               $53,431               $38,982
                                                                                       =================     =================

See notes to consolidated financial statements

                      MERCANTILE BANKSHARES CORPORATION

          STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                                                                                      Unrealized
                                                                                                                           Gains
                                                               Common             Capital            Retained        (Losses) on
(Dollars in thousands, except per share data)                   Stock             Surplus            Earnings         Securities
- -----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994.......................             $96,228             $22,988            $606,972            $(2,271)
Net income.......................................                                                      24,208
Cash dividends paid:
  Common stock ($.20 per share)..................                                                      (9,533)
Issuance of 29,711 shares for dividend
  reinvestment and stock purchase plan...........                  59                 568
Issuance of 6,108 shares for employee stock
  purchase dividend reinvestment plan............                  12                 113
Purchase of 492,364 shares under stock repurchase
plan.............................................                (984)             (9,283)
Change in unrealized gains (losses) on securities                                                                          2,877
                                                     ----------------    ----------------    ----------------    ---------------
BALANCE, MARCH 31, 1995..........................             $95,315             $14,386            $621,647            $   606
                                                     ================    ================    ================    ===============
BALANCE, DECEMBER 31, 1995.......................             $96,545             $66,107            $620,391            $10,783
Net income.......................................                                                      27,733
Cash dividends paid:
  Common stock ($.23 per share)..................                                                     (10,988)
Issuance of 39,502 shares for dividend
  reinvestment and stock purchase plan...........                  79                 914
Issuance of 6,422 shares for employee stock
  purchase dividend reinvestment plan............                  13                 160
Issuance of 6,320 shares for employee stock
option plan......................................                  13                 126
Purchase of 531,030 shares under stock repurchase
plan.............................................              (1,062)            (13,531)
Additional paid-in capital--vested stock options.                                   2,106
Change in unrealized gains (losses) on securities                                                                         (8,342)
                                                     ----------------    ----------------    ----------------    ---------------
BALANCE, MARCH 31, 1996..........................             $95,588             $55,882            $637,136            $ 2,441
                                                     ================    ================    ================    ===============

See notes to consolidated financial statements

                      MERCANTILE BANKSHARES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1) The statements include the accounts of the Corporation and all of its affiliates, with all significant intercompany transactions eliminated, and in the opinion of management, include all adjustments necessary for a fair presentation of the results for the interim period. All such adjustments are of a normal recurring nature. In view of the changing conditions in the national economy, the effect of actions taken by regulatory authorities and normal seasonal factors, the results for the interim period are not necessarily indicative of annual performance.
2) Year to date per share amounts are based on the weighted average number of common shares outstanding during the period of 47,955,616 shares for 1996 and 47,988,614 shares for 1995.
3) Amounts for 1996 include the accounts of The Sparks State Bank, Sparks, Maryland, which became an affiliate after the close of business on October 31, 1995. The affiliation was accounted for using the purchase method of accounting.
4) Under the provisions of Statements of Financial Accounting Standards ("SFAS") No. 114 and 118, "Accounting by Creditors for Impairment of a Loan," a loan is considered impaired, based upon current information and events, if it is probable that the Corporation will not collect all principal and interest payments according to the contractual terms of the loan agreement. Generally, a loan is considered impaired once either principal or interest payments become 90 days past due at the end of a calendar quarter. A loan may be considered impaired sooner if, in management's judgement, such action is warranted. The impairment of a loan is measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the repayment is expected to be provided predominantly by the underlying collateral. Interest income on impaired loans is recognized on the cash basis. A majority of the Corporation's impaired loans are measured by reference to the fair value of the collateral. Information with respect to impaired loans and the related valuation allowance (if the measure of the impaired loan is less than the recorded investment) is shown below.

                                                                                                    MARCH 31,     December 31,
(Dollars in thousands)                                                                                   1996             1995
- ------------------------------------------------------------------------------------------------------------------------------
Impaired loans with a valuation allowance................................................           $   5,012        $   4,628
Impaired loans with no valuation allowance...............................................              15,227           13,661
                                                                                                -------------     ------------
  Total impaired loans...................................................................           $  20,239        $  18,289
                                                                                                =============     ============
Allowance for loan losses applicable to impaired loans...................................           $   1,904        $   1,907
Allowance for loan losses applicable to other than impaired loans........................              93,093           89,491
                                                                                                -------------     ------------
  Total allowance for loan losses........................................................           $  94,997        $  91,398
                                                                                                =============     ============
Year-to-date interest income on impaired loans recorded on the cash basis................           $     191        $     471
                                                                                                =============     ============
Year-to-date average recorded investment in impaired loans during the period.............           $  20,200        $  23,300
                                                                                                =============     ============
Quarter-to-date interest income on impaired loans recorded on the cash basis.............           $     191        $     190
                                                                                                =============     ============
Quarter-to-date average recorded investment in impaired loans during the period..........           $  20,200        $  18,500
                                                                                                =============     ============

NOTE: Impaired loans do not include large groups of smaller balance homogeneous loans that are evaluated collectively for impairment (e.g. residential mortgages and consumer installment loans). The allowance for loan losses related to these loans is included in the allowance for loan losses applicable to other than impaired loans.

5) Various commitments to extend credit (lines of credit) are made in the normal course of banking business. At March 31, 1996, total unused lines of credit approximated $1,852,363,300. In addition, letters of credit are issued for the benefit of customers by affiliated banks. Outstanding letters of credit were $117,007,800 at March 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MERCANTILE BANKSHARES CORPORATION

EARNINGS SUMMARY
  Consolidated net income per share for the first quarter of 1996 was $.58, an increase of 16% over the $.50 for the comparable period last year. Consolidated net income was $27,733,000, an increase of 15% over the $24,208,000 for the first quarter of 1995. Amounts for 1996 include the accounts of The Sparks State Bank, Sparks, Maryland, which became an affiliate after the close of business on October 31, 1995. The affiliation was accounted for using the purchase method of accounting.

NET INTEREST INCOME AND NET INTEREST MARGIN
  Net interest income for the three months ended March 31, 1996 was 8% higher than the amount for the comparable period in 1995 primarily due to an increase of 7% in average earning assets. Average loans increased by 8% over the first quarter of 1995 to $4,295,000,000 for the first quarter of 1996.

NONINTEREST INCOME
  Total noninterest income for the quarter ended March 31, 1996 increased 12% to $23,127,000 from $20,621,000 for the first quarter of 1995. Factors contributing to this increase include $66,000 in gains on investment securities during the first quarter of 1996 compared to $993,000 in losses on securities in 1995, a 6% increase in trust division revenues and higher mortgage banking fees.

NONINTEREST EXPENSES
  Total noninterest expenses, excluding the provision for loan losses, for the first quarter of 1996 increased 1% from the comparable period in 1995. Increases in salaries, occupancy expense of bank premises, furniture and equipment expenses, communications and supplies, and employee benefits, were largely offset by a reduction in FDIC insurance premiums paid and to lower expenses related to foreclosed property.

ANALYSIS OF FINANCIAL CONDITION
  Investment securities decreased 1% to $1,552,492,000 at March 31, 1996 from $1,572,254,000 at December 31, 1995. Total loans outstanding increased slightly to $4,319,371,000 at March 31, 1996 from $4,301,270,000 at December
31, 1995.
  Total deposits changed very little to $5,186,019,000 at March 31, 1996 from $5,169,381,000 at December 31, 1995. However, noninterest-bearing deposits declined 4% to $948,183,000, or 18% of total deposits at March 31, 1996 compared to $983,021,000, or 19% of total deposits at December 31, 1995 while interest-bearing deposits increased 1% to $4,237,836,000, or 82% of total deposits at March 31, 1996 compared to $4,186,360,000, or 81% of total deposits at December 31, 1995. The growth in interest-bearing deposit accounts is due predominantly to an increase in time deposits.
  Total stockholders' equity decreased slightly because share repurchases, dividends paid, and unrealized losses on investment securities more than offset the increase from net income for the quarter ended March 31, 1996. However, exceptional capital strength is still maintained as evidenced by the ratio of stockholders' equity to total assets, which stood at 12.4% at March 31, 1996 compared to 12.5% at December 31, 1995. For more details see the Statement of Changes in Consolidated Stockholders' Equity on page 5.

ASSET QUALITY
Non-Performing Assets
  Non-performing assets consist of non-accrual loans, renegotiated loans and other real estate owned (i.e., real estate acquired in foreclosure or in lieu of foreclosure). With respect to non-accrual loans, the Corporation's policy is that, regardless of the value of the underlying collateral and/or guarantees, no interest is accrued on the entire balance once either principal or interest payments on any loan become 90 days past due at the end of a calendar quarter. All accrued and uncollected interest on such loans is eliminated from the income statement and is recognized only as collected. A loan may be put on non-accrual status sooner than this standard if, in management's judgement, such action is warranted. During the three months ended March 31, 1996, non-performing assets increased $2,627,000 to $26,720,000. Other real estate owned, one of the components of non-performing assets, decreased $351,000 while non-performing loans, the other component, increased $2,978,000.


Non-Performing Assets                                                                            MARCH 31,        December 31,
(Dollars in thousands)                                                                                1996                1995
- ------------------------------------------------------------------------------------------------------------------------------
Non-accrual loans (1)................................................................              $24,213             $21,235
Renegotiated loans (1)...............................................................                 NONE                NONE
Loans contractually past due 90 days or more and still accruing interest.............                 NONE                NONE
                                                                                           ---------------     ---------------
    Total non-performing loans.......................................................               24,213              21,235
Other real estate owned..............................................................                2,507               2,858
                                                                                           ---------------     ---------------
    Total non-performing assets......................................................              $26,720             $24,093
                                                                                           ===============     ===============

1) Total interest on these loans is not considered to be material in any of the periods reported herein. Aggregate gross interest income of $575,000 and $1,946,000 for the first quarter of 1996 and the year 1995, respectively, on non-accrual and renegotiated loans, would have been recorded if these loans had been accruing on their original terms throughout the period or since origination if held for part of the period. The amount of interest income on the non-accrual and renegotiated loans that was recorded totalled $197,000 and $1,086,000 for the first quarter of 1996 and the year 1995, respectively.

NOTE: As of March 31, 1996, the Corporation was monitoring loans estimated to aggregate $4,606,000 not currently classified as non-accrual or renegotiated loans. These loans have characteristics which indicate they may result in such classification in the future.

Provision and Allowance for Loan Losses

Each Mercantile Bankshares Corporation (MBC) affiliate is required to maintain an adequate allowance for loan losses and their boards of directors, along with MBC management, maintain a regular overview to assure that adequacy. On a periodic basis, significant credit exposures, non-accrual loans, impaired loans, other non-performing assets and various statistical measurements of asset quality are examined to assure the adequacy of the allowance for loan losses.

The following table presents a summary of the activity in the Allowance for Loan Losses.


                                                                                                       For the 3 Months Ended
Allowance for Loan Losses                                                                                    March 31,
(Dollars in thousands)                                                                                1996                1995
- ------------------------------------------------------------------------------------------------------------------------------
Allowance balance--beginning.........................................................           $   91,398          $   91,257

Charge-offs:
  Commercial, financial and agricultural.............................................                 (709)               (171)
  Real estate--construction..........................................................
  Real estate--mortgage..............................................................                  (62)               (160)
  Consumer...........................................................................                 (909)               (415)
                                                                                           ---------------     ---------------
    Totals...........................................................................               (1,680)               (746)
                                                                                           ---------------     ---------------
Recoveries:
  Commercial, financial and agricultural.............................................                  926                 349
  Real estate--construction..........................................................                    4                  26
  Real estate--mortgage..............................................................                  686                 115
  Consumer...........................................................................                  264                 297
                                                                                           ---------------     ---------------
    Totals...........................................................................                1,880                 787
                                                                                           ---------------     ---------------
Net (charge-offs)/recoveries.........................................................                  200                  41
Provision for loan losses............................................................                3,399               1,440
                                                                                           ---------------     ---------------
Allowance balance--ending............................................................           $   94,997          $   92,738
                                                                                           ===============     ===============
Average loans outstanding during period..............................................           $4,295,000          $3,975,300
                                                                                           ===============     ===============
Net charge-offs/(recoveries) annualized--as a percentage of average
  loans outstanding during period....................................................                (.02)%                ---%
                                                                                           ===============     ===============
Allowance for loan losses at period end as a percentage of
  average loans......................................................................                  2.2%                2.3%
                                                                                           ===============     ===============
Allowance for loan losses at period end as a percentage of
  non-performing loans at period end.................................................                392.3%              277.4%
                                                                                           ===============     ===============

Charge-Offs
  Intensive collection efforts continue after charge-off in order to maximize the recovery of amounts previously charged off. Net recoveries were $200,000 for the first quarter of 1996 versus net recoveries of $41,000 during the first quarter of 1995. For further details of charge-offs and recoveries see the preceding Allowance For Loan Losses table.

                      MERCANTILE BANKSHARES CORPORATION

ANALYSIS OF INTEREST RATES AND INTEREST DIFFERENTIALS

The following table presents the distribution of the average consolidated balance sheets, interest income/expense and annualized yields earned and rates paid through the first three months of the year.

                                                            1996                                         1995
                                         ------------------------------------------   ------------------------------------------
                                               Average       Income*/       Yield*/         Average       Income*/       Yield*/
(Dollars in thousands)                         Balance        Expense          Rate         Balance        Expense          Rate
- --------------------------------------------------------------------------------------------------------------------------------
Earning assets
  Loans:
    Commercial........................      $1,413,100       $ 33,139           9.4%     $1,304,500       $ 30,821           9.6%
    Mortgage and construction.........       2,384,200         54,072           9.1       2,181,300         49,493           9.2
    Consumer..........................         497,700         11,659           9.4         489,500         11,191           9.3
                                         -------------   ------------                 -------------   ------------
        Total loans...................       4,295,000         98,870           9.3       3,975,300         91,505           9.3
                                         -------------   ------------                 -------------   ------------
  Federal funds sold..................          90,000          1,165           5.2             200              1           2.0
  Securities purchased under resale
agreements............................          13,500            210           6.3
  Securities:
    Taxable securities
      U.S. Treasury securities........       1,524,300         21,726           5.7       1,539,300         20,358           5.4
      U.S. Agency securities..........          21,100            282           5.4          27,200            357           5.3
      Other stocks and bonds..........          16,600            318           7.7           9,300            186           8.1
    Tax-exempt securities
      States and political
subdivisions..........................          15,300            287           7.5          13,400            259           7.8
                                         -------------   ------------                 -------------   ------------
        Total securities..............       1,577,300         22,613           5.8       1,589,200         21,160           5.4
                                         -------------   ------------                 -------------   ------------
  Interest-bearing deposits in other
banks.................................             300              2           2.5             100              1           4.1
                                         -------------   ------------                 -------------   ------------
        Total earning assets..........       5,976,100        122,860           8.3       5,564,800        112,667           8.2
                                                         ------------                                 ------------
Cash and due from banks...............         200,700                                      192,400
Bank premises and equipment, net......          78,800                                       75,100
Other assets..........................         149,500                                      144,200
Less: allowance for loan losses.......         (93,400)                                     (92,100)
                                         -------------                                -------------
        Total assets..................      $6,311,700                                   $5,884,400
                                         =============                                =============
Interest-bearing liabilities
  Deposits:
    Savings deposits..................      $2,213,400         14,566           2.6      $2,254,900         17,122           3.1
    Time deposits.....................       1,999,500         28,249           5.7       1,572,600         19,740           5.1
                                         -------------   ------------                 -------------   ------------
        Total interest-bearing
          deposits....................       4,212,900         42,815           4.1       3,827,500         36,862           3.9
  Short-term borrowings...............         291,000          3,603           5.0         363,800          4,958           5.5
  Long-term debt......................          25,500            405           6.4          31,300            523           6.8
                                         -------------   ------------                 -------------   ------------
        Total interest-bearing funds..       4,529,400         46,823           4.2       4,222,600         42,343           4.1
                                                         ------------                                 ------------
Noninterest-bearing deposits..........         913,900                                      859,700
Other liabilities and accrued expenses          77,400                                       67,600
                                         -------------                                -------------
        Total liabilities.............       5,520,700                                    5,149,900
Stockholders' equity..................         791,000                                      734,500
                                         -------------                                -------------
        Total liabilities and
          stockholders' equity........      $6,311,700                                   $5,884,400
                                         =============                                =============
Net interest income...................                       $ 76,037                                     $ 70,324
                                                         ============                                 ============
Net interest rate spread..............                                          4.1%                                         4.1%
Effect of noninterest-bearing funds...                                          1.0                                          1.0
                                                                        -----------                                  -----------
Net interest margin on earning assets.                                          5.1%                                         5.1%
                                                                        ===========                                  ===========
Taxable-equivalent adjustment included
  in:
    Loan income.......................                       $    914                                     $    876
    Investment securities income......                            133                                          115
                                                         ------------                                 ------------
        Total.........................                       $  1,047                                     $    991
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

                                             MERCANTILE BANKSHARES CORPORATION

May 14, 1996                            /s/  H. Furlong Baldwin
                                        By: H. Furlong Baldwin
                                        Chairman of the Board and
                                        Chief Executive Officer

May 14, 1996                            /s/ Kenneth A. Bourne, Jr.
                                        By: Kenneth A. Bourne, Jr.
                                        Exec. Vice President and Treasurer