Form 10-Q
period 1996-06-30
MERCANTILE BANKSHARES CORP
filed 1996-08-13
CIK 64908

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                        ------------------------------

                                  FORM 10-Q
         (MARK ONE)
         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1996

                                      OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____ to _____

                        Commission File Number 0-5127
                        ------------------------------

                      MERCANTILE BANKSHARES CORPORATION
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Maryland                              52-0898572
       ---------------------------                   --------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)              Identification No.)

   2 Hopkins Plaza, Baltimore, Maryland                  21201
      ------------------------------                  ------------
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

As of July 31, 1996, registrant had outstanding 47,594,648 shares of Common
Stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                      MERCANTILE BANKSHARES CORPORATION

                         CONSOLIDATED BALANCE SHEETS
                                                                                                JUNE 30,           December 31,
(Dollars in thousands, except per share data)                                                       1996                   1995
- -----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks..........................................................             $  272,637             $  247,301
Interest-bearing deposits in other banks.........................................                    100                    100
Investment securities:
    U.S. Treasury and government agencies
      Available-for-sale at fair value...........................................              1,520,743              1,535,418
    States and political subdivisions
      Held-to-maturity--market value of $14,751 (1996) and $15,353 (1995)........                 14,780                 15,233
      Available-for-sale at fair value...........................................                     36                     45
    Other investments
      Held-to-maturity--market value of $5,740 (1996) and $5,359 (1995)..........                  5,734                  5,352
      Available-for-sale at fair value...........................................                 15,919                 16,206
                                                                                           -------------          -------------
        Total investment securities..............................................              1,557,212              1,572,254
                                                                                           -------------          -------------
Federal funds sold...............................................................                  4,710                 26,081
Securities purchased under resale agreements.....................................                                        49,982

Loans............................................................................              4,456,566              4,301,270
Less: allowance for loan losses..................................................                (97,290)               (91,398)
                                                                                           -------------          -------------
        Loans, net...............................................................              4,359,276              4,209,872
                                                                                           -------------          -------------
Bank premises and equipment, less accumulated depreciation of
  $80,592 (1996) and $77,742 (1995)..............................................                 79,943                 78,363
Other real estate owned, net.....................................................                  2,868                  2,858
Excess cost over equity in affiliated banks, net.................................                 29,249                 30,251
Other assets.....................................................................                127,286                132,041
                                                                                           -------------          -------------
        Total assets.............................................................             $6,433,281             $6,349,103
                                                                                           =============          =============
LIABILITIES
Deposits:
    Noninterest-bearing deposits.................................................             $1,026,713             $  983,021
    Interest-bearing deposits....................................................              4,215,484              4,186,360
                                                                                           -------------          -------------
        Total deposits...........................................................              5,242,197              5,169,381
Short-term borrowings............................................................                272,489                281,642
Accrued expenses and other liabilities...........................................                 67,111                 78,631
Long-term debt...................................................................                 49,409                 25,623
                                                                                           -------------          -------------
        Total liabilities........................................................              5,631,206              5,555,277
                                                                                           -------------          -------------
STOCKHOLDERS' EQUITY
Preferred stock, no par value; authorized 2,000,000 shares; issued and outstanding--None
Common stock, $2 par value; authorized 67,000,000 shares;
  issued 47,665,507 shares in 1996 and 48,272,451 shares in 1995.................                 95,332                 96,545
Capital surplus..................................................................                 52,714                 66,107
Retained earnings................................................................                655,484                620,391
Unrealized gains (losses) on securities, net.....................................                 (1,455)                10,783
                                                                                           -------------          -------------
        Total stockholders' equity...............................................                802,075                793,826
                                                                                           -------------          -------------
            Total liabilities and stockholders' equity...........................             $6,433,281             $6,349,103
                                                                                           =============          =============


See notes to consolidated financial statements

                      MERCANTILE BANKSHARES CORPORATION

                       STATEMENT OF CONSOLIDATED INCOME
                                                                      For the 6 Months Ended                For the 3 Months Ended
                                                                             June 30,                              June 30,
(Dollars in thousands, except per share data)                        1996                1995               1996             1995
- -----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans...........................            $196,914            $186,428           $ 98,958         $ 95,799
                                                             ------------        ------------        -----------      -----------
Interest and dividends on investment securities:
  Taxable interest income............................              44,492              40,162             22,484           19,447
  Tax-exempt interest income.........................                 360                 326                178              161
  Dividends..........................................                 310                 223                166              120
  Other investment income............................                 291                 118                144               56
                                                             ------------        ------------        -----------      -----------
                                                                   45,453              40,829             22,973           19,784
                                                             ------------        ------------        -----------      -----------
Other interest income................................               2,439                 321              1,062              319
                                                             ------------        ------------        -----------      -----------
        Total interest income........................             244,806             227,578            122,993          115,902
                                                             ------------        ------------        -----------      -----------
INTEREST EXPENSE
Interest on deposits.................................              84,853              77,250             42,038           40,388
Interest on short-term borrowings....................               6,884               8,431              3,281            3,473
Interest on long-term debt...........................                 960                 990                555              467
                                                             ------------        ------------        -----------      -----------
        Total interest expense.......................              92,697              86,671             45,874           44,328
                                                             ------------        ------------        -----------      -----------
NET INTEREST INCOME..................................             152,109             140,907             77,119           71,574
Provision for loan losses............................               6,674               2,975              3,275            1,535
                                                             ------------        ------------        -----------      -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES..             145,435             137,932             73,844           70,039
                                                             ------------        ------------        -----------      -----------

NONINTEREST INCOME
Trust division services..............................              23,011              21,548             11,642           10,806
Rental income........................................               4,613               4,523              2,312            2,205
Service charges on deposit accounts..................               7,928               7,831              4,040            3,923
Other fees...........................................              11,233               9,827              6,028            5,311
Investment securities gains and (losses).............                  74              (1,842)                 8             (849)
Other income.........................................                 565                 392                267              262
                                                             ------------        ------------        -----------      -----------
        Total noninterest income.....................              47,424              42,279             24,297           21,658
                                                             ------------        ------------        -----------      -----------

NONINTEREST EXPENSES
Salaries.............................................              48,880              46,839             24,052           24,713
Employee benefits....................................              11,554              12,485              5,011            5,997
Occupancy expense of bank premises...................               9,325               8,818              4,513            4,465
Furniture and equipment expenses.....................               9,074               8,068              5,217            4,421
Communications and supplies..........................               5,144               4,805              2,627            2,373
FDIC insurance premium expense.......................                 114               5,471                 41            2,734
Other expenses.......................................              17,330              12,956              9,750            4,930
                                                             ------------        ------------        -----------      -----------
        Total noninterest expenses...................             101,421              99,442             51,211           49,633
                                                             ------------        ------------        -----------      -----------
Income before income taxes...........................              91,438              80,769             46,930           42,064
Applicable income taxes..............................              34,403              30,447             17,628           15,950
                                                             ------------        ------------        -----------      -----------
NET INCOME...........................................            $ 57,035            $ 50,322           $ 29,302         $ 26,114
                                                             ============        ============        ===========      ===========
NET INCOME PER SHARE OF COMMON STOCK(2)..............               $1.19               $1.05               $.61             $.55
                                                             ============        ============        ===========      ===========



See notes to consolidated financial statements

                      MERCANTILE BANKSHARES CORPORATION

                     STATEMENT OF CONSOLIDATED CASH FLOWS
                                                                                                        For the 6 Months Ended
Increase (decrease) in cash and cash equivalents                                                               June 30,
(Dollars in thousands)                                                                                 1996                1995
- -----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest and fees on loans.............................................................            $195,940            $185,084
Interest and dividends on investment securities........................................              46,054              42,012
Other interest income..................................................................               2,349                 328
Noninterest income.....................................................................              43,712              44,916
Interest paid..........................................................................             (93,890)            (82,864)
Noninterest expenses paid..............................................................             (83,177)            (88,922)
Income taxes paid......................................................................             (39,790)            (32,928)
                                                                                               ------------        ------------
        Net cash provided by operating activities......................................              71,198              67,626
                                                                                               ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held-to-maturity.....................                 325              88,375
Proceeds from sales of investment securities available-for-sale........................              64,129              71,721
Proceeds from maturities of investment securities available-for-sale...................             313,937             121,111
Purchases of investment securities held-to-maturity....................................                (382)            (36,339)
Purchases of investment securities available-for-sale..................................            (382,291)            (82,593)
Net increase in customer loans.........................................................            (158,375)           (155,914)
Capital expenditures...................................................................              (5,571)             (4,816)
Proceeds from sales of other real estate owned.........................................               2,218               8,439
                                                                                               ------------        ------------
        Net cash provided by (used in) investing activities............................            (166,010)              9,984
                                                                                               ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits................................              43,692             (25,755)
Net decrease in NOW and savings accounts...............................................             (14,721)           (165,012)
Net increase in certificates of deposit................................................              43,845             313,144
Net decrease in short-term borrowings..................................................              (9,153)           (155,483)
Proceeds from issuance of long-term debt...............................................              25,000
Repayment of long-term debt............................................................              (1,214)             (5,459)
Proceeds from issuance of shares.......................................................               2,884               1,654
Repurchase of common shares............................................................             (19,596)            (14,990)
Dividends paid.........................................................................             (21,942)            (19,023)
                                                                                               ------------        ------------
        Net cash provided by (used in) financing activities............................              48,795             (70,924)
                                                                                               ------------        ------------
Net increase (decrease) in cash and cash equivalents...................................             (46,017)              6,686
Cash and cash equivalents at beginning of period.......................................             323,464             257,146
                                                                                               ------------        ------------
Cash and cash equivalents at end of period.............................................            $277,447            $263,832
                                                                                               ============        ============

                                                                                                        For the 6 Months Ended
Reconciliation of net income to net cash provided by operating activities                                      June 30,
(Dollars in thousands)                                                                                 1996                1995
- -----------------------------------------------------------------------------------------------------------------------------------
Net income.............................................................................             $57,035             $50,322
                                                                                               ------------        ------------
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization........................................................               3,991               3,804
  Provision for loan losses............................................................               6,674               2,975
  Write-down of other real estate owned................................................                  69               1,313
  Investment securities (gains) and losses.............................................                 (74)              1,842
  Amortization of excess cost over equity in affiliates................................               1,002                 565
  Increase in interest receivable......................................................                (463)               (154)
  Increase (decrease) in other receivables.............................................              (3,638)                795
  Decrease in other assets.............................................................               8,856               1,264
  Increase (decrease) in interest payable..............................................              (1,193)              3,807
  Increase in accrued expenses.........................................................               4,326               3,574
  Decrease in taxes payable............................................................              (5,387)             (2,481)
                                                                                               ------------        ------------
        Total adjustments..............................................................              14,163              17,304
                                                                                               ------------        ------------
Net cash provided by operating activities..............................................             $71,198             $67,626
                                                                                               ============        ============

See notes to consolidated financial statements

                      MERCANTILE BANKSHARES CORPORATION

          STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                                                                                       Unrealized
                                                                                                                            Gains
                                                                        Common          Capital         Retained      (Losses) on
(Dollars in thousands, except per share data)                            Stock          Surplus         Earnings       Securities
- -----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994................................             $96,228          $22,988         $606,972          $(2,271)
Net income................................................                                                50,322
Cash dividends paid:
  Common stock ($.40 per share)...........................                                               (19,023)
Issuance of 60,630 shares for dividend
  reinvestment and stock purchase plan....................                 121            1,173
Issuance of 3,795 shares under exercise of stock
  appreciation rights.....................................                   8               76
Issuance of 12,822 shares for employee stock
  purchase dividend reinvestment plan.....................                  26              250
Purchase of 706,264 shares under stock repurchase plan....              (1,413)         (13,577)
Change in unrealized gains (losses) on securities.........                                                                  4,165
                                                                  ------------      -----------      -----------      -----------
BALANCE, JUNE 30, 1995....................................             $94,970          $10,910         $638,271          $ 1,894
                                                                  ============      ===========      ===========      ===========
BALANCE, DECEMBER 31, 1995................................             $96,545          $66,107         $620,391          $10,783
Net income................................................                                                57,035
Cash dividends paid:
  Common stock ($.46 per share)...........................                                               (21,942)
Issuance of 78,032 shares for dividend
  reinvestment and stock purchase plan....................                 156            1,777
Issuance of 12,504 shares for employee stock
  purchase dividend reinvestment plan.....................                  25              301
Issuance of 28,562 shares for employee stock option plan..                  58              567

Purchase of 726,042 shares under stock repurchase plan....              (1,452)         (18,144)
Additional paid-in capital--vested stock options..........                                2,106
Change in unrealized gains (losses) on securities.........                                                                (12,238)
                                                                  ------------      -----------      -----------      -----------
BALANCE, JUNE 30, 1996....................................             $95,332          $52,714         $655,484          $(1,455)
                                                                  ============      ===========      ===========      ===========


See notes to consolidated financial statements

                      MERCANTILE BANKSHARES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) The statements include the accounts of the Corporation and all of its affiliates, with all significant intercompany transactions eliminated, and in the opinion of management, include all adjustments necessary for a fair presentation of the results for the interim period. All such adjustments are of a normal recurring nature. In view of the changing conditions in the national economy, the effect of actions taken by regulatory authorities and normal seasonal factors, the results for the interim period are not necessarily indicative of annual performance.
2) Year to date per share amounts are based on the weighted average number of common shares outstanding during the period of 47,829,128 shares for 1996 and 47,770,693 shares for 1995.
3) Amounts for 1996 include the accounts of The Sparks State Bank, Sparks, Maryland, which became an affiliate after the close of business on October 31, 1995. The affiliation was accounted for using the purchase method of accounting.
4) Under the provisions of Statements of Financial Accounting Standards ("SFAS") No. 114 and 118, "Accounting by Creditors for Impairment of a Loan," a loan is considered impaired, based upon current information and events, if it is probable that the Corporation will not collect all principal and interest payments according to the contractual terms of the loan agreement. Generally, a loan is considered impaired once either principal or interest payments become 90 days past due at the end of a calendar quarter. A loan may be considered impaired sooner if, in management's judgement, such action is warranted. The impairment of a loan is measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the repayment is expected to be provided predominantly by the underlying collateral. Interest income on impaired loans is recognized on the cash basis. A majority of the Corporation's impaired loans are measured by reference to the fair value of the collateral. Information with respect to impaired loans and the related valuation allowance (if the measure of the impaired loan is less than the recorded investment) is shown below.

                                                                                                    JUNE 30,        December 31,
(Dollars in thousands)                                                                                  1996                1995
- -----------------------------------------------------------------------------------------------------------------------------------
Impaired loans with a valuation allowance............................................          $       3,142         $     4,628
Impaired loans with no valuation allowance...........................................                 15,475              13,661
                                                                                              --------------        ------------
  Total impaired loans...............................................................          $      18,617         $    18,289
                                                                                              ==============        ============
Allowance for loan losses applicable to impaired loans...............................          $       1,563         $     1,907
Allowance for loan losses applicable to other than impaired loans....................                 95,727              89,491
                                                                                              --------------        ------------
  Total allowance for loan losses....................................................          $      97,290         $    91,398
                                                                                              ==============        ============
Year-to-date interest income on impaired loans recorded on the cash basis............          $         440         $       471
                                                                                              ==============        ============
Year-to-date average recorded investment in impaired loans during the period.........          $      19,800         $    23,300
                                                                                              ==============        ============
Quarter-to-date interest income on impaired loans recorded on the cash basis.........          $         249         $       190
                                                                                              ==============        ============
Quarter-to-date average recorded investment in impaired loans during the period......          $      19,400         $    18,500
                                                                                              ==============        ============


NOTE: Impaired loans do not include large groups of smaller balance homogeneous loans that are evaluated collectively for impairment (e.g. residential mortgages and consumer installment loans). The allowance for loan losses related to these loans is included in the allowance for loan losses applicable to other than impaired loans.

5) Various commitments to extend credit (lines of credit) are made in the normal course of banking business. At June 30, 1996, total unused lines of credit approximated $1,879,104,500. In addition, letters of credit are issued for the benefit of customers by affiliated banks. Outstanding letters of credit were $123,641,900 at June 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MERCANTILE BANKSHARES CORPORATION

EARNINGS SUMMARY
  Consolidated net income per share for the second quarter of 1996 was $.61, an increase of 11% over the $.55 for the comparable period last year. Consolidated net income was $29,302,000, an increase of 12% over the $26,114,000 for the second quarter of 1995.
  Consolidated net income per share for the six months ended June 30, 1996 was $1.19, an increase of 13% over the $1.05 for the comparable period last year. Consolidated net income was $57,035,000, an increase of 13% over the $50,322,000 for the first six months of 1995.
  Amounts for 1996 include the accounts of The Sparks State Bank, Sparks, Maryland, which became an affiliate after the close of business on October 31, 1995. The affiliation was accounted for using the purchase method of accounting.

NET INTEREST INCOME AND NET INTEREST MARGIN
  Net interest income for the three months ended June 30, 1996 was 8% higher than the amount for the comparable period in 1995 due to an increase of 9% in average earning assets which was partially offset by a slight decline in net interest margin. Average total loans increased by 8% over the second quarter of 1995 to $4,389,400,000. Contributing to the decrease in net interest margin were shifts in the earning asset and deposit mixes and lower yields on average earning assets which were partially offset by lower interest rates paid on interest-bearing funds.
  Net interest income for the six months ended June 30, 1996 was 8% higher than the amount for the comparable period in 1995 primarily due to an increase of 8% in average earning assets. Average loans increased by 8% over the first half of 1995 to $4,342,200,000 for the first half of 1996.

NONINTEREST INCOME
  Total noninterest income for the quarter ended June 30, 1996 increased 12% to $24,297,000 from $21,658,000 for the second quarter of 1995. Factors contributing to this increase include $8,000 in gains on investment securities during the second quarter of 1996 compared to $849,000 in losses on securities in 1995, an 8% increase in trust division revenues and increases in other sources of fee income.
  For the first six months of 1996, total noninterest income increased 12% to $47,424,000 from $42,279,000 for the first half of 1995. Factors contributing to this increase include $74,000 in gains on investment securities during the first half of 1996 compared to $1,842,000 in losses on securities in 1995, a 7% increase in trust division revenues and higher mortgage banking fees.

NONINTEREST EXPENSES
  Total noninterest expenses, excluding the provision for loan losses, for the second quarter of 1996 increased 3% from the comparable period in 1995. Increases in furniture and equipment expenses, communications and supplies, and other expenses, were largely offset by a reduction in FDIC insurance premiums paid and to lower expenses related to employee benefits and salaries. Other expenses for the second quarter of 1995 include a net recovery of $2,795,000 of expenses related to foreclosed property when the property was sold during the second quarter of 1995.
  Total noninterest expenses, excluding the provision for loan losses, for the first half of 1996 increased 2% from the comparable period in 1995. Increases in salaries, occupancy expense of bank premises, furniture and equipment expenses, communications and supplies, and other expenses, were largely offset by a reduction in FDIC insurance premiums paid and lower expenses related to employee benefits. Other expenses for the first six months of 1995 also reflect the second quarter sale of foreclosed property and include a net recovery of foreclosed property related expenses of $2,019,000.

ANALYSIS OF FINANCIAL CONDITION
  Investment securities decreased 1% to $1,557,212,000 at June 30, 1996 from $1,572,254,000 at December 31, 1995. Total loans outstanding increased 4% to $4,456,566,000 at June 30, 1996 from $4,301,270,000 at December 31, 1995.
  Total deposits changed very little to $5,242,197,000 at June 30, 1996 from $5,169,381,000 at December 31, 1995. However, noninterest-bearing deposits increased 4% to $1,026,713,000, or 20% of total deposits at June 30, 1996 compared to $983,021,000, or 19% of total deposits at December 31, 1995 while interest-bearing deposits increased slightly to $4,215,484,000, but declined to 80% of total deposits at June 30, 1996 compared to $4,186,360,000, or 81% of total deposits at December 31, 1995. The growth in interest-bearing deposit accounts is primarily due to an increase in time deposits.
  An increase of $23,786,000 in long-term debt reflects the issuance of $25,000,000 in 6.94% senior notes and the amortization of principal on pre-existing debt. The proceeds of the new notes are to be used for general corporate purposes.
  Total stockholders' equity increased slightly because the increase from net income for the six months ended June 30, 1996 was largely offset by dividends paid, share repurchases, and unrealized losses on investment securities. However, exceptional capital strength is still maintained as evidenced by the ratio of stockholders' equity to total assets, which stood at 12.5% at June 30, 1996 and at December 31, 1995. For more details see the Statement of Changes in Consolidated Stockholders' Equity on page 5.

ASSET QUALITY
Non-Performing Assets
  Non-performing assets consist of non-accrual loans, renegotiated loans and other real estate owned (i.e., real estate acquired in foreclosure or in lieu of foreclosure). With respect to non-accrual loans, the Corporation's policy is that, regardless of the value of the underlying collateral and/or guarantees, no interest is accrued on the entire balance once either principal or interest payments on any loan become 90 days past due at the end of a calendar quarter. All accrued and uncollected interest on such loans is eliminated from the income statement and is recognized only as collected. A loan may be put on non-accrual status sooner than this standard if, in management's judgement, such action is warranted. During the six months ended June 30, 1996, non-performing assets increased $1,786,000 to $25,879,000. Other real estate owned, one of the components of non-performing assets, increased $10,000 while non-performing loans, the other component, increased $1,776,000.


Non-Performing Assets                                                                               JUNE 30,        December 31,
(Dollars in thousands)                                                                                  1996                1995
- -----------------------------------------------------------------------------------------------------------------------------------
Non-accrual loans (1)...................................................................             $23,011             $21,235
Renegotiated loans (1)..................................................................                NONE                NONE
Loans contractually past due 90 days or more and still accruing interest................                NONE                NONE
                                                                                                   ---------           ---------
    Total non-performing loans..........................................................              23,011              21,235
Other real estate owned.................................................................               2,868               2,858
                                                                                                   ---------           ---------
    Total non-performing assets.........................................................             $25,879             $24,093
                                                                                                   =========           =========


1) Total interest on these loans is not considered to be material in any of the periods reported herein. Aggregate gross interest income of $1,079,000 and $1,946,000 for the first six months of 1996 and the year 1995 respectively, on non-accrual and renegotiated loans, would have been recorded if these loans had been accruing on their original terms throughout the period or since origination if held for part of the period. The amount of interest income on the non-accrual and renegotiated loans that was recorded totalled $445,000 and $1,086,000 for the first six months of 1996 and the year 1995, respectively.

NOTE: As of June 30, 1996, the Corporation was monitoring loans estimated to aggregate $5,323,000 not currently classified as non-accrual or renegotiated loans. These loans have characteristics which indicate they may result in such classification in the future.

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

The following table presents a summary of the activity in the Allowance for Loan Losses.


                                                                 For the 6 Months Ended                  For the 3 Months Ended
Allowance for Loan Losses                                               June 30,                                June 30,
(Dollars in thousands)                                          1996                1995                1996                1995
- -----------------------------------------------------------------------------------------------------------------------------------
Allowance balance--beginning....................          $   91,398          $   91,257          $   94,997          $   92,738
Charge-offs:
  Commercial, financial and agricultural........              (1,340)             (3,781)               (631)             (3,610)
  Real estate--construction.....................                 (55)               (109)                (55)               (109)
  Real estate--mortgage.........................                (258)             (1,049)               (196)               (889)
  Consumer......................................              (1,639)               (885)               (730)               (470)
                                                        ------------        ------------        ------------        ------------
    Totals......................................              (3,292)             (5,824)             (1,612)             (5,078)
                                                        ------------        ------------        ------------        ------------
Recoveries:
  Commercial, financial and agricultural........               1,079                 461                 153                 112
  Real estate--construction.....................                   4                  28                                       2
  Real estate--mortgage.........................                 806                 119                 120                   4
  Consumer......................................                 621                 531                 357                 234
                                                        ------------        ------------        ------------        ------------
    Totals......................................               2,510               1,139                 630                 352
                                                        ------------        ------------        ------------        ------------
Net charge-offs.................................                (782)             (4,685)               (982)             (4,726)
Provision for loan losses.......................               6,674               2,975               3,275               1,535
                                                        ------------        ------------        ------------        ------------
Allowance balance--ending.......................          $   97,290          $   89,547          $   97,290          $   89,547
                                                        ============        ============        ============        ============
Average loans outstanding during period.........          $4,342,200          $4,023,100          $4,389,400          $4,070,400
                                                        ============        ============        ============        ============
Net charge-offs (annualized) as a percentage of
  average loans outstanding during period.......                 .04%                .23%                .09%                .47%
                                                        ============        ============        ============        ============
Allowance for loan losses at period end as a
  percentage of average loans...................                2.2 %               2.2 %               2.2 %               2.2 %
                                                        ============        ============        ============        ============
Allowance for loan losses at period end as a
  percentage of non-performing loans at period                422.8 %             333.4 %
  end...........................................        ============        ============


Charge-Offs
  Intensive collection efforts continue after charge-off in order to maximize the recovery of amounts previously charged off. Net charge-offs were $782,000 for the first half of 1996 versus $4,685,000 during the first six months of 1995. For further details of charge-offs and recoveries see the preceding Allowance For Loan Losses table.

                      MERCANTILE BANKSHARES CORPORATION

ANALYSIS OF INTEREST RATES AND INTEREST DIFFERENTIALS

The following table presents the distribution of the average consolidated balance sheets, interest income/expense and annualized yields earned and rates paid through the first six months of the year.


                                                                          1996                                  1995
                                                         --------------------------------------   --------------------------------
                                                             Average       Income*/     Yield*/       Average    Income*/  Yield*/
(Dollars in thousands)                                       Balance        Expense        Rate       Balance     Expense     Rate
- -----------------------------------------------------------------------------------------------------------------------------------
Earning assets
  Loans:
    Commercial.......................................     $1,417,200       $ 65,891         9.3%   $1,323,200    $ 64,149      9.8%
    Mortgage and construction........................      2,430,000        109,955         9.1     2,209,500     101,195      9.2
    Consumer.........................................        495,000         22,916         9.3       490,400      22,874      9.4
                                                         -----------    -----------               -----------  ----------
        Total loans..................................      4,342,200        198,762         9.2     4,023,100     188,218      9.4
                                                         -----------    -----------               -----------  ----------
  Federal funds sold.................................         81,800          2,110         5.2        10,800         319      6.0
  Securities purchased under resale agreements.......         10,600            325         6.2
  Securities:
    Taxable securities
      U.S. Treasury securities.......................      1,529,800         43,961         5.8     1,480,900      39,478      5.4
      U.S. Agency securities.........................         19,800            531         5.4        25,900         684      5.3
      Other stocks and bonds.........................         16,600            651         7.9         9,200         381      8.4
    Tax-exempt securities
      States and political subdivisions..............         15,100            568         7.6        13,300         515      7.8
                                                         -----------    -----------               -----------  ----------
        Total securities.............................      1,581,300         45,711         5.8     1,529,300      41,058      5.4
                                                         -----------    -----------               -----------  ----------
  Interest-bearing deposits in other banks...........            200              4         4.6           100           2      4.0
                                                         -----------    -----------               -----------  ----------
        Total earning assets.........................      6,016,100        246,912         8.3     5,563,300     229,597      8.3
Cash and due from banks..............................        209,200    -----------                   192,900  ----------
Bank premises and equipment, net.....................         79,500                                   75,200
Other assets.........................................        152,000                                  142,700
Less: allowance for loan losses......................        (94,700)                                 (92,600)
                                                         -----------                              -----------
        Total assets.................................     $6,362,100                               $5,881,500
                                                         ===========                              ===========
Interest-bearing liabilities
  Deposits:
    Savings deposits.................................     $2,218,700         29,024         2.6    $2,216,500      33,457      3.0
    Time deposits....................................      2,008,800         55,829         5.6     1,652,500      43,793      5.3
                                                         -----------    -----------               -----------  -----------
        Total interest-bearing deposits..............      4,227,500         84,853         4.0     3,869,000      77,250      4.0
  Short-term borrowings..............................        281,700          6,884         4.9       309,200       8,431      5.5
  Long-term debt.....................................         29,700            960         6.5        29,900         990      6.7
                                                         -----------    -----------               -----------  ----------
        Total interest-bearing funds.................      4,538,900         92,697         4.1     4,208,100      86,671      4.1
Noninterest-bearing deposits.........................        949,700    -----------                   867,400  ----------
Other liabilities and accrued expenses...............         76,000                                   67,400
                                                         -----------                              -----------
        Total liabilities............................      5,564,600                                5,142,900
Stockholders' equity.................................        797,500                                  738,600
                                                         -----------                              -----------
        Total liabilities and stockholders' equity...     $6,362,100                               $5,881,500
                                                         ===========                              ===========
Net interest income..................................                      $154,215                              $142,926
Net interest rate spread.............................                   ===========         4.2%               ==========      4.2%
Effect of noninterest-bearing funds..................                                       1.0                                1.0
                                                                                       --------                            -------
Net interest margin on earning assets................                                       5.2%                               5.2%
Taxable-equivalent adjustment included in:                                             ========                            =======
    Loan income......................................                      $  1,848                              $  1,790
    Investment securities income.....................                           258                                   229
                                                                        -----------                            ----------
        Total........................................                      $  2,106                              $  2,019
                                                                        ===========                            ==========

*Presented on a tax equivalent basis using the statutory federal corporate income tax rate of 35%.

PART II. OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

       Description of matters voted upon and vote at Annual Meeting of Shareholders held April 24, 1996.

       Results of voting for Election of Directors:

          DIRECTORS                    FOR                   WITHHELD
  --------------------------  ----------------------  ----------------------
  H. Furlong Baldwin                37,105,002               288,571
  Thomas M. Bancroft, Jr.           37,132,084               261,489
  Richard O. Berndt                 36,710,595               682,978
  James A. Block, M.D.              37,122,431               271,142
  George L. Bunting, Jr.            37,135,014               258,559
  Edward K. Dunn, Jr.               37,127,827               265,746
  Martin L. Grass                   37,126,839               266,734
  B. Larry Jenkins                  37,138,039               255,534
  Robert D. Kunisch                 37,115,688               277,885
  William J. McCarthy               36,694,415               699,158
  Morris W. Offit                   37,007,969               385,604
  Christian H. Poindexter           37,115,020               278,553
  William C. Richardson             37,117,082               276,491
  Bishop L. Robinson                37,096,691               296,882
  Donald J. Shepard                 37,136,966               256,607
  Brian B. Topping                  37,127,822               265,751
  Calman J. Zamoiski, Jr.           37,131,110               262,463


       Results of Voting on Mercantile Bankshares Corporation Retainer Stock Plan for Non-Employee Directors


             For                      Against                 Abstained
  --------------------------  -----------------------  -----------------------
          35,119,510                 1,227,082                1,037,892

       Results of Voting on Ratification of Appointment of Auditor (Coopers & Lybrand L.L.P.)

             For                      Against                 Abstained
  --------------------------  -----------------------  -----------------------
          37,016,711                  110,732                  266,130

       There were no broker non-votes on these matters except for 9,089 non-votes on Mercantile Bankshares Corporation Retainer Stock Plan for Non-Employee Directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits--
            Exhibit 10 S--Supplemental Cash Balance Plan and Thrift Aggrement,
               dated April 12, 1996, between Mercantile Bankshares Corporation and Alan D. Yarbro.
            Exhibit 10 T--Executive Severance Agreement, dated as of April 24,
               1996, between Mercantile Bankshares Corporation, Mercantile-Safe Deposit and Trust Company and Alan D. Yarbro.
            Exhibit 10 U--Mercantile Bankshares Corporation Option Agreement
               with Alan D. Yarbro, dated April 26, 1996.
            Exhibit 27--Financial Data Schedule
      (b) No Forms 8-K filed.

                                  Signatures

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Mercantile Bankshares Corporation

August 13, 1996                               /s/  H. Furlong Baldwin
                                              By: H. Furlong Baldwin
                                              Chairman of the Board and
                                              Chief Executive Officer


August 13, 1996                               /s/ Jerry F. Graham
                                              By: Jerry F. Graham
                                              Vice President and Controller