Form 10-Q
period 1996-09-30
MERCANTILE BANKSHARES CORP
filed 1996-11-13
CIK 64908

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                        ------------------------------

                                  FORM 10-Q
         (MARK ONE)
         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 1996

                                      OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ----- to -----

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

As of October 31, 1996, registrant had outstanding 47,384,827 shares of Common Stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                      MERCANTILE BANKSHARES CORPORATION

                         CONSOLIDATED BALANCE SHEETS
                                                                                           SEPTEMBER 30,           December 31,
(Dollars in thousands, except per share data)                                                       1996                   1995
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks..........................................................             $  261,396             $  247,301
Interest-bearing deposits in other banks.........................................                    100                    100
Investment securities:
    U.S. Treasury and government agencies
      Available-for-sale at fair value...........................................              1,575,134              1,535,418
    States and political subdivisions
      Held-to-maturity--market value of $14,509 (1996) and $15,353 (1995)........                 14,517                 15,233
      Available-for-sale at fair value...........................................                     36                     45
    Other investments
      Held-to-maturity--market value of $5,740 (1996) and $5,359 (1995)..........                  5,734                  5,352
      Available-for-sale at fair value...........................................                 15,744                 16,206
                                                                                           -------------          -------------
        Total investment securities..............................................              1,611,165              1,572,254
                                                                                           -------------          -------------
Federal funds sold...............................................................                  2,682                 26,081
Securities purchased under resale agreements.....................................                                        49,982
Loans............................................................................              4,509,484              4,301,270
Less: allowance for loan losses..................................................                (96,288)               (91,398)
                                                                                           -------------          -------------
        Loans, net...............................................................              4,413,196              4,209,872
                                                                                           -------------          -------------
Bank premises and equipment, less accumulated depreciation of
  $82,335 (1996) and $77,742 (1995)..............................................                 79,750                 78,363
Other real estate owned, net.....................................................                  4,034                  2,858
Excess cost over equity in affiliated banks, net.................................                 28,747                 30,251
Other assets.....................................................................                145,561                132,041
                                                                                           -------------          -------------
        Total assets.............................................................             $6,546,631             $6,349,103
                                                                                           =============          =============
LIABILITIES
Deposits:
    Noninterest-bearing deposits.................................................             $1,093,777             $  983,021
    Interest-bearing deposits....................................................              4,228,123              4,186,360
                                                                                           -------------          -------------
        Total deposits...........................................................              5,321,900              5,169,381
Short-term borrowings............................................................                290,948                281,642
Accrued expenses and other liabilities...........................................                 70,474                 78,631
Long-term debt...................................................................                 49,402                 25,623
                                                                                           -------------          -------------
        Total liabilities........................................................              5,732,724              5,555,277
                                                                                           -------------          -------------
STOCKHOLDERS' EQUITY
Preferred stock, no par value; authorized 2,000,000 shares; issued and outstanding--None
Common stock, $2 par value; authorized 67,000,000 shares;
  issued 47,379,968 shares in 1996 and 48,272,451 shares in 1995.................                 94,760                 96,545
Capital surplus..................................................................                 45,748                 66,107
Retained earnings................................................................                673,180                620,391
Unrealized gains (losses) on securities, net.....................................                    219                 10,783
                                                                                           -------------          -------------
        Total stockholders' equity...............................................                813,907                793,826
                                                                                           -------------          -------------
            Total liabilities and stockholders' equity...........................             $6,546,631             $6,349,103
                                                                                           =============          =============


See notes to consolidated financial statements

                      MERCANTILE BANKSHARES CORPORATION

                       STATEMENT OF CONSOLIDATED INCOME
                                                                      For the 9 Months Ended                For the 3 Months Ended
                                                                           September 30,                        September 30,
(Dollars in thousands, except per share data)                        1996                1995               1996             1995
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans...........................            $298,633            $282,137           $101,719         $ 95,709
                                                             ------------        ------------        -----------      -----------
Interest and dividends on investment securities:
  Taxable interest income............................              67,745              60,018             23,253           19,856
  Tax-exempt interest income.........................                 536                 486                176              160
  Dividends..........................................                 456                 336                146              113
  Other investment income............................                 436                 156                145               38
                                                             ------------        ------------        -----------      -----------
                                                                   69,173              60,996             23,720           20,167
                                                             ------------        ------------        -----------      -----------
Other interest income................................               3,367               2,278                928            1,957
                                                             ------------        ------------        -----------      -----------
        Total interest income........................             371,173             345,411            126,367          117,833
                                                             ------------        ------------        -----------      -----------
INTEREST EXPENSE
Interest on deposits.................................             127,856             119,340             43,003           42,090
Interest on short-term borrowings....................              10,540              11,611              3,656            3,180
Interest on long-term debt...........................               1,783               1,400                823              410
                                                             ------------        ------------        -----------      -----------
        Total interest expense.......................             140,179             132,351             47,482           45,680
                                                             ------------        ------------        -----------      -----------
NET INTEREST INCOME..................................             230,994             213,060             78,885           72,153
Provision for loan losses............................              10,862               5,098              4,188            2,123
                                                             ------------        ------------        -----------      -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES..             220,132             207,962             74,697           70,030
                                                             ------------        ------------        -----------      -----------

NONINTEREST INCOME
Trust division services..............................              34,105              32,601             11,094           11,053
Rental income........................................               6,866               6,697              2,253            2,174
Service charges on deposit accounts..................              12,021              11,758              4,093            3,927
Other fees...........................................              18,324              15,235              7,091            5,408
Investment securities gains and (losses).............                  74              (1,833)                                  9
Other income.........................................                 744                 765                179              373
                                                             ------------        ------------        -----------      -----------
        Total noninterest income.....................              72,134              65,223             24,710           22,944
                                                             ------------        ------------        -----------      -----------

NONINTEREST EXPENSES
Salaries.............................................              73,139              69,984             24,259           23,145
Employee benefits....................................              17,364              18,420              5,810            5,935
Occupancy expense of bank premises...................              14,109              13,565              4,784            4,747
Furniture and equipment expenses.....................              13,016              11,444              3,942            3,376
Communications and supplies..........................               7,869               7,205              2,725            2,400
FDIC insurance premium expense.......................                 156               5,743                 42              272
Other expenses.......................................              27,471              22,424             10,141            9,468
                                                             ------------        ------------        -----------      -----------
        Total noninterest expenses...................             153,124             148,785             51,703           49,343
                                                             ------------        ------------        -----------      -----------
Income before income taxes...........................             139,142             124,400             47,704           43,631
Applicable income taxes..............................              52,100              46,908             17,697           16,461
                                                             ------------        ------------        -----------      -----------
NET INCOME...........................................            $ 87,042            $ 77,492           $ 30,007         $ 27,170
                                                             ============        ============        ===========      ===========
NET INCOME PER SHARE OF COMMON STOCK(2)..............               $1.82               $1.63               $.63             $.58
                                                             ============        ============        ===========      ===========



See notes to consolidated financial statements

                      MERCANTILE BANKSHARES CORPORATION

                     STATEMENT OF CONSOLIDATED CASH FLOWS
                                                                                                        For the 9 Months Ended
Increase (decrease) in cash and cash equivalents                                                             September 30,
(Dollars in thousands)                                                                                 1996                1995
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest and fees on loans.............................................................            $297,875            $280,447
Interest and dividends on investment securities........................................              66,781              60,027
Other interest income..................................................................               3,205               2,153
Noninterest income.....................................................................              69,587              67,910
Interest paid..........................................................................            (141,428)           (128,008)
Noninterest expenses paid..............................................................            (135,603)           (132,488)
Income taxes paid......................................................................             (57,006)            (47,619)
                                                                                               ------------        ------------
        Net cash provided by operating activities......................................             103,411             102,422
                                                                                               ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held-to-maturity.....................                 575             138,934
Proceeds from sales of investment securities available-for-sale........................              65,081              71,721
Proceeds from maturities of investment securities available-for-sale...................             430,835             209,028
Purchases of investment securities held-to-maturity....................................                (382)            (38,935)
Purchases of investment securities available-for-sale..................................            (551,690)           (225,542)
Net increase in customer loans.........................................................            (229,204)           (193,622)
Capital expenditures...................................................................              (7,431)             (6,455)
Proceeds from sales of other real estate owned.........................................               2,418               8,439
                                                                                               ------------        ------------
        Net cash provided by (used in) investing activities............................            (289,798)            (36,432)
                                                                                               ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits................................             110,756             (35,010)
Net decrease in NOW and savings accounts...............................................             (17,230)           (157,382)
Net increase in certificates of deposit................................................              58,993             382,714
Net increase (decrease) in short-term borrowings.......................................               9,306            (107,741)
Proceeds from issuance of long-term debt...............................................              25,000
Repayment of long-term debt............................................................              (1,221)             (5,694)
Proceeds from issuance of shares.......................................................               4,328               3,298
Repurchase of common shares............................................................             (28,578)            (28,493)
Dividends paid.........................................................................             (34,253)            (29,919)
                                                                                               ------------        ------------
        Net cash provided by financing activities......................................             127,101              21,773
                                                                                               ------------        ------------
Net increase (decrease) in cash and cash equivalents...................................             (59,286)             87,763
Cash and cash equivalents at beginning of period.......................................             323,464             257,146
                                                                                               ------------        ------------
Cash and cash equivalents at end of period.............................................            $264,178            $344,909
                                                                                               ============        ============

                                                                                                        For the 9 Months Ended
Reconciliation of net income to net cash provided by operating activities                                   September 30,
(Dollars in thousands)                                                                                 1996                1995
-----------------------------------------------------------------------------------------------------------------------------------
Net income.............................................................................            $ 87,042            $ 77,492
                                                                                               ------------        ------------
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization........................................................               6,044               5,802
  Provision for loan losses............................................................              10,862               5,098
  Write-down of other real estate owned................................................                 124               1,370
  Investment securities (gains) and losses.............................................                 (74)              1,833
  Amortization of excess cost over equity in affiliates................................               1,504                 848
  Increase in interest receivable......................................................              (3,312)             (2,784)
  (Increase) decrease in other receivables.............................................              (2,473)                854
  Decrease in other assets.............................................................               3,565               2,067
  Increase (decrease) in interest payable..............................................              (1,249)              4,343
  Increase in accrued expenses.........................................................               6,284               6,210
  Decrease in taxes payable............................................................              (4,906)               (711)
                                                                                               ------------        ------------
        Total adjustments..............................................................              16,369              24,930
                                                                                               ------------        ------------
Net cash provided by operating activities..............................................            $103,411            $102,422
                                                                                               ============        ============

See notes to consolidated financial statements

                      MERCANTILE BANKSHARES CORPORATION

          STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                                                                                       Unrealized
                                                                                                                            Gains
                                                                        Common          Capital         Retained      (Losses) on
(Dollars in thousands, except per share data)                            Stock          Surplus         Earnings       Securities
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994................................             $96,228          $22,988         $606,972          $(2,271)
Net income................................................                                                77,492
Cash dividends paid:
  Common stock ($.63 per share)...........................                                               (29,919)
Issuance of 90,308 shares for dividend
  reinvestment and stock purchase plan....................                 181            1,888
Issuance of 30,395 shares under exercise of stock
  appreciation rights.....................................                  61              678
Issuance of 19,132 shares for employee stock
  purchase dividend reinvestment plan.....................                  38              394
Issuance of 2,700 shares for employee stock option plan...                   5               53
Purchase of 1,219,064 shares under stock repurchase plan..              (2,438)         (26,055)
Transfer to capital surplus...............................                               50,000          (50,000)
Change in unrealized gains (losses) on securities.........                                                                  4,895
                                                                  ------------      -----------      -----------      -----------
BALANCE, SEPTEMBER 30, 1995...............................             $94,075          $49,946         $604,545          $ 2,624
                                                                  ============      ===========      ===========      ===========
BALANCE, DECEMBER 31, 1995................................             $96,545          $66,107         $620,391          $10,783
Net income................................................                                                87,042
Cash dividends paid:
  Common stock ($.72 per share)...........................                                               (34,253)
Issuance of 112,698 shares for dividend
  reinvestment and stock purchase plan....................                 225            2,669
Issuance of 19,450 shares for employee stock
  purchase dividend reinvestment plan.....................                  39              490
Issuance of 41,412 shares for employee stock option plan..                  83              822
Purchase of 1,066,043 shares under stock repurchase plan..              (2,132)         (26,446)
Additional paid-in capital--vested stock options..........                                2,106
Change in unrealized gains (losses) on securities.........                                                                (10,564)
                                                                  ------------      -----------      -----------      -----------
BALANCE, SEPTEMBER 30, 1996...............................             $94,760          $45,748         $673,180          $   219
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

2) Year to date per share amounts are based on the weighted average number of common shares outstanding during the period of 47,738,396 shares for 1996 and 47,658,146 shares for 1995.

3) Amounts for 1996 include the accounts of The Sparks State Bank, Sparks, Maryland, which became an affiliate after the close of business on October 31, 1995. The affiliation was accounted for using the purchase method of accounting.
     In October 1996, the Corporation announced its plan of affiliation with Home Bank, Newark, Maryland, in a tax-free exchange of stock. Shareholders of Home Bank will receive 2.6 shares of Mercantile stock for each of the 175,947 shares outstanding of Home Bank stock (182,776 shares if certain Home Bank stock options are exercised) and cash in lieu of any fractional share. The transaction is subject to approval by regulatory authorities and the Home Bank shareholders. The results of operations of Home Bank prior to the affiliation date are not expected to be material to Mercantile's results of operations.

4) Under the provisions of Statements of Financial Accounting Standards ("SFAS") No. 114 and 118, "Accounting by Creditors for Impairment of a Loan," a loan is considered impaired, based upon current information and events, if it is probable that the Corporation will not collect all principal and interest payments according to the contractual terms of the loan agreement. Generally, a loan is considered impaired once either principal or interest payments become 90 days past due at the end of a calendar quarter. A loan may be considered impaired sooner if, in management's judgement, such action is warranted. The impairment of a loan is measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the repayment is expected to be provided predominantly by the underlying collateral. A majority of the Corporation's impaired loans are measured by reference to the fair value of the collateral. Interest income on impaired loans is recognized on the cash basis. Information with respect to impaired loans and the related valuation allowance (if the measure of the impaired loan is less than the recorded investment) is shown below.

                                                                                               SEPTEMBER 30,        December 31,
(Dollars in thousands)                                                                                  1996                1995
-----------------------------------------------------------------------------------------------------------------------------------
Impaired loans with a valuation allowance............................................          $       2,866         $     4,628
Impaired loans with no valuation allowance...........................................                 15,902              13,661
                                                                                               -------------        ------------
  Total impaired loans...............................................................          $      18,768         $    18,289
                                                                                               =============        ============
Allowance for loan losses applicable to impaired loans...............................          $       1,412         $     1,907
Allowance for loan losses applicable to other than impaired loans....................                 94,876              89,491
                                                                                               -------------        ------------
  Total allowance for loan losses....................................................          $      96,288         $    91,398
                                                                                               =============        ============
Year-to-date interest income on impaired loans recorded on the cash basis............          $         638         $       471
                                                                                               =============        ============
Year-to-date average recorded investment in impaired loans during the period.........          $      19,600         $    23,300
                                                                                               =============        ============
Quarter-to-date interest income on impaired loans recorded on the cash basis.........          $         198         $       190
                                                                                               =============        ============
Quarter-to-date average recorded investment in impaired loans during the period......          $      19,200         $    18,500
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

5) Various commitments to extend credit (lines of credit) are made in the normal course of banking business. At September 30, 1996, total unused lines of credit approximated $1,958,207,800. In addition, letters of credit are issued for the benefit of customers by affiliated banks. Outstanding letters of credit were $134,809,400 at September 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MERCANTILE BANKSHARES CORPORATION

EARNINGS SUMMARY
  Consolidated net income per share for the third quarter of 1996 was $.63, an increase of 9% over the $.58 for the comparable period last year. Consolidated net income was $30,007,000, an increase of 10% over the $27,170,000 for the third quarter of 1995.
  Consolidated net income per share for the nine months ended September 30, 1996 was $1.82, an increase of 12% over the $1.63 for the comparable period last year. Consolidated net income was $87,042,000, an increase of 12% over the $77,492,000 for the first nine months of 1995.
  Amounts for 1996 include the accounts of The Sparks State Bank, Sparks, Maryland, which became an affiliate after the close of business on October 31, 1995. The affiliation was accounted for using the purchase method of accounting.

NET INTEREST INCOME AND NET INTEREST MARGIN
  Net interest income for the three months ended September 30, 1996 was 9% higher than the amount for the comparable period in 1995 primarily due to an increase of 8% in average earning assets and the remaining 1% increase due to improvement in net interest margin. Average total loans increased by 9% over the third quarter of 1995 to $4,459,200,000.
  Net interest income for the nine months ended September 30, 1996 was 8% higher than the amount for the comparable period in 1995 almost exclusively due to an increase of 8% in average earning assets. Average loans increased by 8% over the first nine months of 1995 to $4,381,500,000 for the first nine months of 1996.

NONINTEREST INCOME
  Total noninterest income for the quarter ended September 30, 1996 increased 8% to $24,710,000 from $22,944,000 for the third quarter of 1995. Contributing to this increase were higher mortgage banking revenues and other fees.
  For the first nine months of 1996, total noninterest income increased 11% to $72,134,000 from $65,223,000 for the first nine months of 1995. Factors contributing to this increase include $74,000 in gains on investment securities during the first nine months of 1996 compared to $1,833,000 in losses on securities in 1995, a 5% increase in trust division revenues and higher mortgage banking revenues and other fees.

NONINTEREST EXPENSES
  Total noninterest expenses, excluding the provision for loan losses, for the third quarter of 1996 increased 5% from the comparable period in 1995. Increases in salaries, furniture and equipment expenses, communications and supplies, and other expenses, were partially offset by a reduction in FDIC insurance premiums paid and to lower expenses related to employee benefits.
  Total noninterest expenses, excluding the provision for loan losses, for the first nine months of 1996 increased 3% from the comparable period in 1995. Increases in salaries, furniture and equipment expenses, communications and supplies, occupancy expense of bank premises, and other expenses, were largely offset by a reduction in FDIC insurance premiums paid and lower expenses related to employee benefits. Other expenses for the first nine months of 1995 reflect a net recovery of $1,940,000 of expenses related to foreclosed property when the property was sold during the second quarter of 1995.

ANALYSIS OF FINANCIAL CONDITION
  Investment securities increased 2% to $1,611,165,000 at September 30, 1996 from $1,572,254,000 at December 31, 1995. Total loans outstanding increased 5% to $4,509,484,000 at September 30, 1996 from $4,301,270,000 at December 31,
1995.
  Total deposits increased 3% to $5,321,900,000 at September 30, 1996 from $5,169,381,000 at December 31, 1995. Noninterest-bearing deposits increased 11% to $1,093,777,000, or 21% of total deposits at September 30, 1996 compared to $983,021,000, or 19% of total deposits at December 31, 1995 while interest-bearing deposits increased 1% to $4,228,123,000, but declined to 79% of total deposits at September 30, 1996 compared to $4,186,360,000, or 81% of total deposits at December 31, 1995. The growth in interest-bearing deposit accounts is primarily due to an increase in time deposits.
  An increase of $23,779,000 in long-term debt reflects the issuance of $25,000,000 in 6.94% senior notes during the second quarter of 1996 and the amortization of principal on pre-existing debt. The proceeds of the new notes are to be used for general corporate purposes.
  Total stockholders' equity increased 3%. The increase from net income for the nine months ended September 30, 1996 was largely offset by dividends paid, share repurchases, and the change in unrealized gains on investment securities. However, exceptional capital strength is still maintained as evidenced by the ratio of stockholders' equity to total assets, which stood at 12.4% at September 30, 1996 and 12.5% at December 31, 1995.
  For more details see the Statement of Changes in Consolidated Stockholders' Equity on page 5.

ASSET QUALITY
Non-Performing Assets
  Non-performing assets consist of non-accrual loans, renegotiated loans and other real estate owned (i.e., real estate acquired in foreclosure or in lieu of foreclosure). With respect to non-accrual loans, the Corporation's policy is that, regardless of the value of the underlying collateral and/or guarantees, no interest is accrued on the entire balance once either principal or interest payments on any loan become 90 days past due at the end of a calendar quarter. All accrued and uncollected interest on such loans is eliminated from the income statement and is recognized only as collected. A loan may be put on non-accrual status sooner than this standard if, in management's judgment, such action is warranted. During the nine months ended September 30, 1996, non-performing assets increased $5,163,000 to $29,256,000.
  Other real estate owned, one of the components of non-performing assets, increased $1,176,000 while non-performing loans, the other component, increased $3,987,000.


Non-Performing Assets                                                                          SEPTEMBER 30,        December 31,
(Dollars in thousands)                                                                                  1996                1995
-----------------------------------------------------------------------------------------------------------------------------------
Non-accrual loans (1)...................................................................             $25,222             $21,235
Renegotiated loans (1)..................................................................                NONE                NONE
Loans contractually past due 90 days or more and still accruing interest................                NONE                NONE
                                                                                                ------------        ------------
    Total non-performing loans..........................................................              25,222              21,235
Other real estate owned.................................................................               4,034               2,858
                                                                                                ============        ============
    Total non-performing assets.........................................................        $     29,256             $24,093
                                                                                                ============        ============


1) Total interest on these loans is not considered to be material in any of the periods reported herein. Aggregate gross interest income of $1,782,000 and $1,946,000 for the first nine months of 1996 and the year 1995, respectively, on non-accrual and renegotiated loans, would have been recorded if these loans had been accruing on their original terms throughout the period or since origination if held for part of the period. The amount of interest income on the non-accrual and renegotiated loans that was recorded totalled $804,000 and $1,086,000 for the first nine months of 1996 and the year 1995, respectively.

NOTE: As of September 30, 1996, the Corporation was monitoring loans estimated to aggregate $4,869,000 not currently classified as non-accrual or renegotiated loans. These loans have characteristics which indicate they may result in such classification in the future.

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

The following table presents a summary of the activity in the Allowance for Loan Losses.


                                                                 For the 9 Months Ended                  For the 3 Months Ended
Allowance for Loan Losses                                            September 30,                           September 30,
(Dollars in thousands)                                          1996                1995                1996                1995
-----------------------------------------------------------------------------------------------------------------------------------
Allowance balance--beginning....................          $   91,398          $   91,257          $   97,290          $   89,547
Charge-offs:
  Commercial, financial and agricultural........              (6,004)             (6,681)             (4,664)             (2,900)
  Real estate--construction.....................                 (66)             (1,125)                (11)             (1,016)
  Real estate--mortgage.........................                (458)             (1,396)               (200)               (347)
  Consumer......................................              (2,584)             (1,472)               (945)               (587)
                                                        ------------        ------------        ------------        ------------
    Totals......................................              (9,112)            (10,674)             (5,820)             (4,850)
                                                        ------------        ------------        ------------        ------------
Recoveries:
  Commercial, financial and agricultural........               1,339                 617                 260                 156
  Real estate--construction.....................                   4                  50                                      22
  Real estate--mortgage.........................                 865                 192                  59                  73
  Consumer......................................                 932                 695                 311                 164
                                                        ------------        ------------        ------------        ------------
    Totals......................................               3,140               1,554                 630                 415
                                                        ------------        ------------        ------------        ------------
Net charge-offs.................................              (5,972)             (9,120)             (5,190)             (4,435)
Provision for loan losses.......................              10,862               5,098               4,188               2,123
                                                        ------------        ------------        ------------        ------------
Allowance balance--ending.......................          $   96,288          $   87,235          $   96,288          $   87,235
                                                        ============        ============        ============        ============
Average loans outstanding during period.........          $4,381,500          $4,042,300          $4,459,200          $4,080,100
                                                        ============        ============        ============        ============
Net charge-offs (annualized) as a percentage of
  average loans outstanding during period.......                 .18%                .30%                .46%                .43%
                                                        ============        ============        ============        ============
Allowance for loan losses at period end as a
  percentage of average loans...................                2.2 %               2.2 %               2.2 %               2.1 %
                                                        ============        ============        ============        ============
Allowance for loan losses at period end as a
  percentage of non-performing loans at period
  end...........................................              381.8 %             392.7 %
                                                        ============        ============


Charge-Offs
  Intensive collection efforts continue after charge-off in order to maximize the recovery of amounts previously charged off. Net charge-offs were $5,972,000 for the first three quarters of 1996 versus $9,120,000 during the first nine months of 1995. For further details of charge-offs and recoveries see the preceding Allowance For Loan Losses table.

                      MERCANTILE BANKSHARES CORPORATION

ANALYSIS OF INTEREST RATES AND INTEREST DIFFERENTIALS

The following table presents the distribution of the average consolidated balance sheets, interest income/expense and annualized yields earned and rates paid through the first nine months of the year.

                                                                          1996                                  1995
                                                         --------------------------------------   --------------------------------
                                                             Average       Income*/     Yield*/       Average    Income*/  Yield*/
(Dollars in thousands)                                       Balance        Expense        Rate       Balance     Expense     Rate
-----------------------------------------------------------------------------------------------------------------------------------
Earning assets
  Loans:
    Commercial.......................................     $1,431,900       $ 99,603         9.3%   $1,333,300    $ 96,610      9.7%
    Mortgage and construction........................      2,458,900        167,537         9.1     2,221,300     153,803      9.3
    Consumer.........................................        490,700         34,280         9.3       487,700      34,426      9.4
                                                         -----------    -----------               -----------  ----------
        Total loans..................................      4,381,500        301,420         9.2     4,042,300     284,839      9.4
                                                         -----------    -----------               -----------  ----------
  Federal funds sold.................................         77,000          3,036         5.3        42,700       1,820      5.7
  Securities purchased under resale agreements.......          7,000            325         6.2        11,300         455      5.4
  Securities:
    Taxable securities
      U.S. Treasury securities.......................      1,543,600         66,994         5.8     1,461,700      59,024      5.4
      U.S. Agency securities.........................         18,600            751         5.4        25,200         994      5.3
      Other stocks and bonds.........................         16,500            968         7.8         8,500         553      8.7
    Tax-exempt securities
      States and political subdivisions..............         14,900            846         7.6        13,200         768      7.8
                                                         -----------    -----------               -----------  ----------
        Total securities.............................      1,593,600         69,559         5.8     1,508,600      61,339      5.4
                                                         -----------    -----------               -----------  ----------
  Interest-bearing deposits in other banks...........            200              6         4.7           100           3      4.0
                                                         -----------    -----------               -----------  ----------
        Total earning assets.........................      6,059,300        374,346         8.3     5,605,000     348,456      8.3
                                                                        -----------                            ----------
Cash and due from banks..............................        211,600                                  195,800
Bank premises and equipment, net.....................         79,600                                   75,200
Other assets.........................................        151,700                                  140,500
Less: allowance for loan losses......................        (96,100)                                 (91,800)
                                                         -----------                              -----------
        Total assets.................................     $6,406,100                               $5,924,700
                                                         ===========                              ===========
Interest-bearing liabilities
  Deposits:
    Savings deposits.................................     $2,218,400         43,695         2.6    $2,198,800      48,985      3.0
    Time deposits....................................      2,013,700         84,161         5.6     1,717,600      70,355      5.5
                                                         -----------    -----------               -----------  ----------
        Total interest-bearing deposits..............      4,232,100        127,856         4.0     3,916,400     119,340      4.1
  Short-term borrowings..............................        287,600         10,540         4.9       284,600      11,611      5.5
  Long-term debt.....................................         36,300          1,783         6.6        28,600       1,400      6.5
                                                         -----------    -----------               -----------  ----------
        Total interest-bearing funds.................      4,556,000        140,179         4.1     4,229,600     132,351      4.2
                                                                        -----------                            ----------
Noninterest-bearing deposits.........................        971,500                                  881,900
Other liabilities and accrued expenses...............         74,700                                   68,600
                                                         -----------                              -----------
        Total liabilities............................      5,602,200                                5,180,100
Stockholders' equity.................................        803,900                                  744,600
                                                         -----------                              -----------
        Total liabilities and stockholders' equity...     $6,406,100                               $5,924,700
                                                         ===========                              ===========
Net interest income..................................                      $234,167                              $216,105
                                                                        ===========                            ==========
Net interest rate spread.............................                                       4.2%                               4.1%
Effect of noninterest-bearing funds..................                                       1.0                                1.0
                                                                                       --------                            -------
Net interest margin on earning assets................                                       5.2%                               5.1%
                                                                                       ========                            =======
Taxable-equivalent adjustment included in:
    Loan income......................................                      $  2,787                              $  2,702
    Investment securities income.....................                           386                                   343
                                                                        -----------                            ----------
        Total........................................                      $  3,173                              $  3,045
                                                                        ===========                            ==========


*Presented on a tax equivalent basis using the statutory federal corporate income tax rate of 35%.

PART II. OTHER INFORMATION

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits--
              Exhibit 10 V--Agreement, dated July 12, 1996, between
                Mercantile-Safe Deposit and Trust Company, Brian B. Topping and Mercantile Bankshares Corporation.
              Exhibit 10 W--Sixth Amendment, dated July 12, 1996, to Deferred
                Compensation Agreement between Mercantile-Safe Deposit and
                 Trust Company and Brian B. Topping.
              Exhibit 27--Financial Data Schedule
        (b) No Forms 8-K filed.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             MERCANTILE BANKSHARES CORPORATION

November 13, 1996                             /s/  H. Furlong Baldwin
                                              By: H. Furlong Baldwin
                                              Chairman of the Board and
                                              Chief Executive Officer


November 13, 1996                             /s/ Jerry F. Graham
                                              By: Jerry F. Graham
                                              Vice President and Controller