Form 10-K
period 1996-12-31
MERCANTILE BANKSHARES CORP
filed 1997-03-27
CIK 64908

United States
		  SECURITIES AND EXCHANGE COMMISSION
			Washington, D.C. 20549
				FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 1996
			  ----------------------------------------------------
	OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                       to
			       ----------------------  -----------------------

Commission file number                       0-5127
		      --------------------------------------------------------

		     MERCANTILE BANKSHARES CORPORATION
	 ------------------------------------------------------
	 (Exact name of registrant as specified in its charter)

	   MARYLAND                                       52-0898572
	------------------------------         -------------------------------

	State or other jurisdiction of          (I.R.S. Employer
	incorporation or organization                   Identification No.)

TWO HOPKINS PLAZA, P. O. BOX 1477, BALTIMORE, MARYLAND     21203
------------------------------------------------------    --------------------
	(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code      (410) 237-5900
						  ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

	Title of each class       Name of each exchange on which registered
	    NONE                                   NONE
---------------------------       --------------------------------------------
---------------------------       --------------------------------------------

	Securities registered pursuant to section 12(g) of the Act:
		    COMMON STOCK ($2 PAR VALUE)
	-----------------------------------------------------------
			 (Title of class)
		  PREFERRED STOCK PURCHASE RIGHTS
   ---------------------------------------------------------------------
			 (Title of class)

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes    X
								  ----------
No
  ----------

	Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

------------------------------------------------------------------------------

	At February 28, 1997, the aggregate market value of shares of Common Stock held by non-affiliates of Registrant (including fiduciary accounts administered by affiliates) was $1,739,027,849 based on the last sale price on the Nasdaq National Market on February 28, 1997.

	As of February 28, 1997, 47,443,251 shares of common stock were outstanding.
	DOCUMENTS INCORPORATED BY REFERENCE: Parts I, II and IV - Portions of Registrant's Annual Report to Stockholders for year ended December 31, 1996, as indicated, Part III - Definitive Proxy Statement of Registrant filed with the Securities and Exchange Commission under Regulation 14A.

			    PART I

ITEM 1.  BUSINESS
			    GENERAL


	Mercantile Bankshares Corporation ("Mercshares") was incorporated under the laws of Maryland on May 27, 1969. Mercshares is a bank holding company registered under the Bank Holding Company Act of 1956 and, as of December 31, 1996, owned substantially all of the outstanding shares of capital stock of twenty-one banks (the "Affiliated Banks"): The Annapolis Banking and Trust Company ("Annapolis"), Baltimore Trust Company
("Baltimore Trust"), Bank of Southern Maryland ("Southern"), Calvert Bank and Trust Company ("Calvert"), The Chestertown Bank of Maryland ("Chestertown"), The Citizens National Bank ("Citizens"), County Banking & Trust Company ("County"), The Eastville Bank ("Eastville"), Farmers & Merchants Bank - Eastern Shore ("Farmers & Merchants"), The Fidelity Bank ("Fidelity"), The First National Bank of St. Mary's ("First National"), The Forest Hill State Bank ("Forest Hill"), Fredericktown Bank & Trust Company ("Fredericktown"), Mercantile-Safe Deposit and Trust Company ("Merc-Safe"), The National Bank of Fredericksburg ("Fredericksburg"), Peninsula Bank ("Peninsula"), The Peoples Bank of Maryland ("Peoples"), Potomac Valley
Bank ("Potomac"), St. Michaels Bank ("St. Michaels"), The Sparks State Bank ("Sparks Bank") and Westminster Bank and Trust Company of Carroll County ("Westminster"). Mercshares also owns all of the outstanding shares of Mercantile Mortgage Corporation, a mortgage banking company, MBC Agency, Inc., an insurance agency, and MBC Realty, Inc., which owns and operates various properties used by Merc-Safe. Merc-Safe owns all of the outstanding shares of Hopkins Plaza Agency, Inc., which acts as agent in the sale of fixed rate annuities, and MBC Leasing, Inc. (formed in 1996), which provides tax oriented and finance leases of equipment. MBC Agency, Inc., owns all of the outstanding shares of Mercantile Life Insurance Company, which is in the business of reinsuring credit insurance made available through the Affiliated Banks. Mercantile Mortgage
Corporation owns all of the outstanding shares of Benchmark Appraisal
Group, Inc. which appraises real property in connection with loans made by Mercantile Mortgage Corporation, certain of the Affiliated Banks, and others. The Affiliated Banks, Mercantile Mortgage Corporation, MBC Agency, Inc., Mercantile Life Insurance Company, MBC Realty, Inc., Hopkins Plaza Agency, Inc. MBC Leasing, Inc. and Benchmark Appraisal Group, Inc. are herein referred to as "Affiliates." For information on the location and number of offices of the Affiliated Banks and Mercantile Mortgage Corporation, at December 31, 1996, see pages 49 to 55 of Registrant's
Annual Report to Stockholders for the year ended December 31, 1996, which information is incorporated by reference herein.
	Mercshares periodically reviews and considers possible acquisitions of banks and corporations performing related activities and discusses such possible acquisitions with managements of the subject companies, and such acquisitions may be made from time to time. Such acquisitions are normally subject to regulatory approval.
	In October, 1996, Mercshares entered into an agreement to acquire all the outstanding shares of Home Bank, Newark, Maryland. Under terms of the agreement, Mercshares will issue up to 475,218 shares of its common stock representing an exchange of 2.6 shares for each outstanding share of the common stock of Home Bank.
	In December, 1996, Mercshares entered into an agreement to acquire all the outstanding shares of Farmers Bank of Mardela Springs, Mardela Springs, Maryland. Under terms of the agreement, Mercshares will issue up to 115,035 shares of its common stock, representing an exchange of 1.25 shares for each outstanding share of the common stock of Farmers Bank.
	It is anticipated that these affiliations will be completed during 1997, by mergers of Home Bank and Farmers Bank into Peninsula. The affiliations have been approved by the respective shareholders of Home Bank and Farmers Bank and regulatory approvals are pending. Each affiliation is expected to be accounted for as a purchase.

			   OPERATIONS

	The Affiliated Banks are engaged in a general commercial and retail banking business with normal banking services, including acceptance of demand, savings and time deposits and the making of various types of loans.
 Merc-Safe offers a full range of personal trust services, investment management services and (for corporate and institutional customers), investment advisory, financial and pension and profit sharing services. As of December 31, 1996, assets under the investment supervision of Merc-Safe's trust division had an estimated value of $10.9 billion, assets held in its personal and corporate custody accounts had an estimated value of $16.5 billion and assets held in escrow accounts had an estimated value of $15.1 million.
	Mercantile Mortgage Corporation, through offices in Maryland and Delaware, arranges for and services various types of mortgage loans as principal and as agent primarily for non-affiliated institutional investors and also for the Affiliated Banks. Benchmark Appraisal Group, Inc. appraises real property in connection with loans made by Mercantile Mortgage Corporation, certain of the Affiliated Banks, and others.
	Mercantile Pennsylvania Corporation, which made various commercial extensions of credit in Pennsylvania, has been merged into Merc-Safe. Its operations will be continued by a Merc-Safe branch office in Pennsylvania.
	Hopkins Plaza Agency, Inc. acts as agent in the sale of fixed rate annuities, and MBC Leasing, Inc. provides tax oriented and finance leases of equipment.
	MBC Agency, Inc., provides, under group policies, credit life insurance in connection with extensions of credit by Affiliated Banks. Mercantile Life

Insurance Company, which is owned by MBC Agency, Inc., reinsures the insurance provided by that Company.

		       STATISTICAL INFORMATION


	The statistical information required in this Item 1 is incorporated by reference to the information appearing in Registrant's Annual Report to Stockholders for the year ended December 31, 1996, as follows:


DISCLOSURE REQUIRED BY GUIDE 3           REFERENCE TO 1996 ANNUAL REPORT
------------------------------           -------------------------------------

(I)     Distribution of Assets,
	Liabilities and Stockholder
	Equity; Interest Rates and
	Interest Differential .........  Analysis of Interest Rates and
					 Interest Differentials (pages 8-9)
			      .........  Rate/Volume Analysis (page 10)
			      .........  Non-performing Assets (pages 16-17)

(II)    Investment Portfolio  .........  Bond Investment Portfolio (page 13)

(III)   Loan Portfolio        .........  Year-End Loan Data (page 45)
			      .........  Loan Maturity Schedule (page 18)
			      .........  Asset/Liability and Liquidity
					 Management (pages 19-20)
			      .........  Non-performing Assets (pages 16-17)

(IV)    Summary of Loan Loss
	Experience            .........  Allowance for Loan Losses
					 (pages 15-16)
					 and Credit Risk Analysis (page 14)

			      .........  Allocation of Allowance for Loan
					 Losses (page 15)

(V)     Deposits              .........  Analysis of Interest Rates and
					 Interest Differentials (pages 8-9)
			      .........  Notes to Financial Statements,
					 Note 5 - Deposits (page 33)

(VI)    Return on Equity
	and Assets            .........  Return on Equity and Assets (page 47)


(VII)   Short-Term Borrowings .........  Notes to Financial Statements,
					 Note 6 (page 34)

			    EMPLOYEES


At December 31, 1996, Mercshares and its Affiliates had approximately 804 officers and 2,009 other employees.

			  COMPETITION

	The banking business, in all of its phases, is highly competitive. Within their service areas, the Affiliated Banks compete with commercial banks (including local banks and branches or affiliates of other larger banks), savings and loan associations and credit unions for loans and deposits, and with insurance companies and other financial institutions for various types of loans. The Affiliated Banks also face competition for commercial and retail banking business from banks and financial institutions located outside their service areas. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "1994 Interstate Act"), which became law September 29, 1994, provided, among other things that, over time, bank holding companies that are adequately capitalized and managed will be permitted to acquire banks in any state, preempting essentially all state laws prohibiting interstate bank acquisitions and mergers, subject to certain state "opt-out" rights with respect to interstate mergers, as well as certain state "opt-in" rights with respect to other vehicles for interstate branching and with respect to acceleration of the interstate merger provisions of the 1994 Interstate Act. Maryland, Virginia, Pennsylvania and numerous other states, have "opted-in" and generally accelerated these provisions, initially on a reciprocal basis, to the full extent permitted by the 1994 Interstate Act.
 As a result of this and other provisions of the Interstate Act and related state actions, competition may increase.
	While Mercshares is the second largest bank holding company headquartered in Maryland, it is the largest independent bank holding company in the state. Its largest subsidiary, Merc-Safe, is the fifth largest commercial bank in

Maryland. During 1996, Mercshares also competed with Maryland-based bank subsidiaries of the first, second, fourth and sixth largest bank holding companies in the United States as well as banking subsidiaries of other non-Maryland bank holding companies. Measured in terms of assets under investment supervision, Merc-Safe believes it is one of the largest trust institutions in the southeastern United States. Merc-Safe competes for various classes of fiduciary and investment advisory business with other banks and trust companies, insurance companies, investment counseling firms, mutual funds and others.
	Mercantile Mortgage Corporation and Benchmark are relatively small competitors in their areas of activity. MBC Agency, Inc. is limited to providing credit life, health and accident insurance in connection with credit extended by the Affiliated Banks. Hopkins Plaza Agency, Inc. and MBC Leasing, Inc. commenced business in 1996 and are small competitors in their areas of activity.

		     SUPERVISION AND REGULATION

MERCSHARES

	Mercshares, as a registered bank holding company, is subject to regulation and examination by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956 (the "Act") and is required to file with the Board of Governors quarterly and annual reports and such additional information as the Board of Governors may require pursuant to the Act. With various exceptions, Mercshares is prohibited from acquiring direct or indirect ownership or control of more than 5% of any class of the voting shares of any company which is not a bank or bank holding company and from engaging in any business other than that of banking or of managing or controlling banks or of furnishing services to, or performing services for, its Affiliated Banks. The

Act and Regulations promulgated under the Act require prior approval of the Board of Governors of the Federal Reserve System of the acquisition by Mercshares of more than 5% of any class of the voting shares of any additional bank.
	Further, under Section 106 of the 1970 Amendments to the Act and the Board's Regulations, bank subsidiaries of bank holding companies are prohibited from engaging in certain tie-in arrangements with bank holding companies and their non-bank subsidiaries in connection with any extension of credit or provision of any property or services.
	The Act, generally, restricts activities of all bank holding companies and their subsidiaries to banking, and the business of managing and controlling banks, and to other activities which are determined by the Board of Governors of the Federal Reserve System to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Mercshares is also subject to certain restrictions with respect to engaging in the securities business.
	It is Federal Reserve Policy that a bank holding company should serve as a source of financial and managerial strength for and commit resources to support each of its subsidiary banks even in circumstances in which it might not do so (or may not legally be required or financially able to do so) absent such a policy.
	Changes in control of Mercshares and its Affiliated Banks are regulated under the Bank Holding Company Act of 1956, the Change in Bank Control Act of 1978 and various state laws.

AFFILIATED BANKS

	All Affiliated Banks, with the exception of Citizens, Baltimore Trust, Eastville, Farmers & Merchants, First National and Fredericksburg are
Maryland banks, subject to the banking laws of Maryland and to regulation by the

Commissioner of Financial Regulation of Maryland, who is required by statute to make at least one examination in each calendar year (or at 18-month intervals if the Commissioner determines that an examination is unnecessary in a particular calendar year). Their deposits are insured by, and they are subject to certain provisions of Federal law and regulations and examination by, the Federal Deposit Insurance Corporation.
	In addition, Annapolis, Forest Hill and St. Michaels are members of the Federal Reserve System, and are thereby subject to regulation by the Board of Governors of that System.
	Citizens, First National and Fredericksburg are national banks subject to regulation and regular examination by the Comptroller of the Currency in addition to regulation and examination by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, which insures their deposits.
	Eastville and Farmers & Merchants are Virginia banks, subject to the banking laws of Virginia and to regulation by its State Corporation Commission, which is required by statute to make at least one examination in every three year period. Their deposits are insured by, and they are subject to certain provisions of Federal law and regulation and examination by, the Federal Deposit Insurance Corporation.
	Baltimore Trust is a Delaware bank, subject to the banking laws of Delaware and to regulation by the Delaware State Bank Commissioner, who is required by statute to make periodic examinations. Its deposits are insured by, and it is subject to certain provisions of Federal law and regulation and examination by the Federal Deposit Insurance Corporation.
	Mercshares and its Affiliates are subject to the provisions of Section 23A of the Federal Reserve Act which limit the amount of loans or extensions of credit to, and investments in, Mercshares and its nonbanking Affiliates by the

Affiliated Banks, and Section 23B of the Federal Reserve Act which requires that transactions between the Affiliated Banks and Mercshares and its nonbanking Affiliates be on terms and under circumstances that are substantially the same as with non-affiliates. Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, there are circumstances under which Affiliated Banks could be responsible to the Federal Deposit Insurance Corporation for losses incurred by it with respect to other Affiliated Banks.

OTHER AFFILIATES

	As affiliates of Mercshares, the nonbanking Affiliates are subject to examination by the Board of Governors of the Federal Reserve System and, as affiliates of the Affiliated Banks, they are subject to examination by the Federal Deposit Insurance Corporation and the Commissioner of Financial Regulation of Maryland. In addition, MBC Agency, Inc., Mercantile Life Insurance Company and Hopkins Plaza Agency, Inc. are subject to licensing and regulation by state insurance authorities.

RECENT BANKING LEGISLATION

	The 1994 Interstate Act made a number of major changes that will have a significant effect on the operations of banks. Although there are numerous provisions, the principal elements include those summarized below.
	Commencing September 29, 1995, bank holding companies that are adequately capitalized and managed are permitted to acquire banks in any state, essentially preempting state laws prohibiting interstate bank acquisitions. Commencing June 1, 1997, adequately capitalized and managed banks will be able to engage in interstate branching by merging banks in different states. States may elect not to permit such merger generated branching by adopting specific legislation before June 1, 1997 in which case out-of-state banks generally will not be able to branch into such states, and banks headquartered in such states generally will not be permitted to branch into other states. In addition, states may elect to permit such branching earlier by adopting specific legislation to that effect prior to June 1, 1997, which must apply equally to all out-of-state banks and permit interstate merger transactions with all out-of-state banks. States may also elect, by legislation, to permit acquisitions of existing branches of banks by out-of-state banks without the acquisition of the entire bank.
	With respect to both interstate acquisitions and branching through mergers, states may require that banks to be acquired have been in existence for a period of time (not more than five years), may limit, on a non-discriminatory basis, the percent of deposits within a state that may be held by a bank, or bank holding company, and may adopt, on a non-discriminatory basis, laws relating to the operations of a bank within the state. The Federal Reserve Board may not permit an acquisition, and the responsible federal agency may not permit a merger, that would result in the acquiring institution controlling more than 10% of total insured deposits in the U. S., or 30% of a state's insured deposits (other than in connection with an initial entry into a state or with an interstate merger involving affiliated banks), although this 30% limit may be increased or decreased by a state on a non-discriminatory basis. The pertinent federal agencies must take into account the acquiring institution's record under the Community Reinvestment Act and any applicable state community reinvestment laws. States may impose filing requirements and may continue to regulate intrastate branching in a non-discriminatory way, examine banks and branches operated in that state, impose non-discriminatory notification and reporting requirements, adopt laws relating to community reinvestment, consumer protection and fair lending, and exercise taxing authority.
	The appropriate federal banking agency may also permit an adequately capitalized and managed bank to open and operate an interstate branch de novo in any state that has a law that applies equally to all banks and expressly permits all out-of-state banks to open and operate such a branch, provided the bank complies with state filing and community reinvestment requirements.
	Commencing September 29, 1995, subsidiaries of the same bank holding company may act as agents for one another in receiving deposits, closing and servicing loans and accepting loan payments without being deemed branches, but the new authority does not extend to originating or approving loans or opening deposit accounts.
	Generally, foreign banks will be allowed to engage in interstate banking in the same way as domestic banks without establishing U. S. bank subsidiaries.
	There are many other provisions of the 1994 Interstate Act, such as prohibitions against interstate branches being operated primarily to produce deposits, requiring hearings on closing of certain branches, and requiring separate evaluations and ratings of a bank's Community
Reinvestment Act performance in each state in which it operates, and separate evaluations for each metropolitan area and for the remaining non-metropolitan area in which the bank maintains a branch.
	Although the 1994 Interstate Act, and regulations implementing its provisions, become effective over a multi-year period so that the ultimate impact cannot now be predicted, it is clear that it will have a substantial impact on the manner in which the banking business in the United States is conducted. In this regard also, Maryland, Virginia, Pennsylvania and numerous other states, have adopted legislation accelerating implementation of the interstate merger provisions of the 1994 Interstate Act and "opting-in" to its provisions with respect to interstate de novo branching and interstate acquisition of existing branches without acquisition of the whole institution. Generally speaking, these "opt-in" provisions are initially on a reciprocal basis.
	In addition, the Riegle Community Development and Regulatory Improvement Act of 1994, which contains a number of provisions affecting the operations of financial institutions, became law September 23, 1994.
Among these provisions are those that, (1) establish a Community
Development Financial Institutions Fund to promote economic revitalization and development in communities considered to be financially underserved, through investment in Community Development Financial Institutions, (2) add additional protections to individuals entering into reverse mortgage transactions and "high cost" mortgage transactions, (3) remove certain existing impediments to the securitization of small business loans and leases in an effort to improve access to capital by small businesses, (4) reduce or simplify administrative requirements, previously imposed by regulations, of financial institutions to the extent consistent with safe and sound banking practices, (5) reduce and revise reporting requirements relating to money laundering, (6) improve compliance with the National
Flood Insurance Program by lenders and secondary market purchasers in order to increase participation nationally by individuals with mortgaged homes or businesses in special flood hazard areas who have not purchased or maintained flood insurance coverage, and (7) ameliorate certain provisions of Section 39 of the Federal Deposit Insurance Act relating to the establishment of regulatory requirements with respect to asset quality, among other things. Regulations and standards designed to implement certain provisions of this law have been issued. The various provisions of this Act should facilitate the operations of banks but their overall impact cannot be predicted.
	More recently, the "Economic Growth and Regulatory Paperwork Reduction Act of 1996" made numerous changes in Federal banking laws to recapitalize the Savings Association Insurance Fund ("SAIF"), provide regulatory burden relief, amend the Fair Credit Reporting Act, and limit lender liability for environmental cleanup. The recapitalization of SAIF requires certain payments by banks to help pay interest on the bonds that funded the initial capitalization of SAIF and mandates regulatory actions to prevent the shifting of deposits from SAIF to the Bank Insurance Fund ("BIF"). It also provides for the merger of SAIF and BIF on January 1, 1999, but only if no insured depository institution is a savings association on that date and with no merger provision otherwise, and mandates a Treasury Department study on the development of a common charter for all insured depository institutions. The provisions designed to provide regulatory relief establish expedited procedures to permit bank holding companies to engage in permissible non-banking activities and alleviate some of the constraints in the Depository Institution Management Interlocks Act.

	In addition, the Board of Governors of the Federal Reserve System recently adopted numerous changes to their existing procedures with respect to (1) the acquisition of banks and non-banks, (2) changes in bank control,
(3) commencement of non-banking activity DE NOVO, (4) simplifying and expanding the regulatory list of permissible non-banking activities, (5) alleviating the tying rules, and (6) removing outmoded restrictions on bank holding company activity. The Board of Governors of the Federal Reserve System has also recently adopted and proposed significant changes designed to facilitate entry of holding companies into the securities business within the confines of the Glass-Steagall Act.

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

ITEM 2.  PROPERTIES

	The main offices of Merc-Safe and Mercshares are located in a 21-story building at Hopkins Plaza in Baltimore owned by MBC Realty, Inc., a wholly owned subsidiary of Mercshares. At December 31, 1996, approximately
134,000 square feet were occupied by Merc-Safe and Mercshares. At December 31, 1996, Merc-Safe also occupied approximately 132,000 square feet of leased space in a building located in Linthicum, Maryland, in which its operations and certain other departments are located. This building is also owned by MBC Realty, Inc. Of the 18 banking and bank-related offices occupied by Merc-Safe, five are owned in fee, four are owned subject to ground leases and nine are leased with aggregate annual rentals of approximately $874,000, not including rentals for the main office and adjacent premises owned by MBC Realty, Inc.
	Of the 146 banking offices of the other Affiliated Banks, 82 are owned in fee, ten are owned subject to ground leases and 54 are leased, with aggregate annual rentals of approximately $2,855,000 as of December 31, 1996.

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

SPECIAL ITEM:  EXECUTIVE OFFICERS OF THE REGISTRANT
	The Executive Officers of Registrant are:

NAME                            POSITION                        AGE
----------------------- -----------------------------------     ---
H. Furlong Baldwin      Chairman of the Board and                65
			  Chief Executive Officer
Edward K. Dunn, Jr.     President and Director                   61
Hugh W. Mohler          Executive Vice President                 51
Jay M. Wilson           Executive Vice President                 50
Alan D. Yarbro          General Counsel and Secretary            55

Terry L. Troupe         Chief Financial Officer and
			  Treasurer                              49
Robert W. Johnson       Senior Vice President                    54
O. James Talbott, II    Senior Vice President                    53


	No family relationships, as defined by the Rules and Regulations of the Securities and Exchange Commission, exist among any of the Executive Officers.
	All officers are elected annually by the Board of Directors and hold office at the pleasure of the Board.
	Mr. Baldwin has been Chairman of the Board of Mercshares since 1984, and has been its Chief Executive Officer since 1976. He has been Chairman of the Board and Chief Executive Officer of Merc-Safe since 1976.
	Mr. Dunn has been President of Mercshares since 1991. He has served as President and Chief Operating Officer of Merc-Safe since July, 1995. He was Chairman of the Executive Committee of Mercshares and of Merc-Safe from 1988 to 1991, and Vice Chairman of the Board of Merc-Safe from 1991 to 1995.
	Mr. Mohler was elected an Executive Vice President of Mercshares in March, 1994. He was a Senior Vice President of Merc-Safe from March, 1994 until September, 1994 when he was elected an Executive Vice President. He was President and Chief Executive Officer of Peninsula from 1978 until February, 1994.
	Mr. Wilson was elected an Executive Vice President of Mercshares and Merc-Safe in September, 1994. He was a consultant to U. S. Can Corporation from January, 1994 until September, 1994 and President and Chief Executive Officer of Steeltin Can Corporation from 1978 until January, 1994. Mr. Wilson served as a Director of Mercshares and Merc-Safe from 1989 until September, 1994.

	Mr. Yarbro has been General Counsel of Mercshares and Merc-Safe since April, 1996 and was elected Secretary of both companies in June,
1996.   His prior employment was as a partner of Venable, Baetjer and
Howard, LLP, where he practiced law for 29 years.
	Terry L. Troupe has been Chief Financial Officer of Mercshares and Merc-Safe, and Treasurer of Mercshares, since September, 1996. He was Vice President and Chief Financial Officer of IREX Corporation, a specialty mechanical insulation contractor and distributor, from May, 1993 to May, 1996. Prior thereto, Mr. Troupe was Vice Chairman of Meridian Bancorp,
Inc.
	Mr. Johnson has been Senior Vice President of Mercshares since 1989. He has been a Vice President of Merc-Safe since 1982.
	Mr. Talbott has been a Senior Vice President of Mercshares since 1989. He has been a Vice President of Merc-Safe since 1977.

			    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
	 MATTERS

	Information required by this Item 5 is incorporated by reference to the information appearing under the captions "Dividends" on page 22 and "Recent Common Stock Prices" on page 22 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1996.
	The following information is given in response to Item 701 of Regulation S-K. On December 10, 1996, one director of Mercshares received 115 shares of Mercshares common stock, at fair market value in lieu of a cash retainer fee, under the Mercshares Retainer Stock Plan for Non Employee Directors. The shares issuable under the Plan have not been registered under the Securities Act of 1933 in reliance on Release 33-6188
(1980) and Release 33-6281 (1981). The only potential Plan participants are 15 outside directors. Mercshares common stock is actively traded on the Nasdaq National Market. The maximum number of shares (300,000) issuable over ten years under the Plan is less than 1% of the total shares outstanding.

ITEM 6.  SELECTED FINANCIAL DATA

	The information required by this Item 6 is incorporated by reference to the information appearing under the caption "Five Year Selected
Financial Data" on page 45 of the Registrant's Annual Report to
Stockholders for the year ended December 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

	The information required by this Item 7 is incorporated by reference to the information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 to 22 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	The information required by this Item 8 and the auditor's report thereon are incorporated by reference to pages 23 to 44 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1996.

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

			1993, Exhibit 3-A(8), Commission File No. 0-5127,
			Exhibit 3-A(9) listed below is incorporated by reference to Exhibit B attached to Exhibit 4-A of Form 8-K of Registrant filed September 27, 1989, Commission File No. 0-5127, Exhibit 3-A(10) listed below is incorporated by reference to Exhibit B attached to Exhibit 4-A of Form 8-K of the Registrant filed January 9, 1990, Commission File
			No. 0-5127, and Exhibit 3-A(11) listed below is incorporated by reference to Exhibit 3-A(11) of the Annual Report on Form 10-K for the year ended
			December 31, 1990, Commission File No. 0-5127).
			(1)  Articles of Incorporation effective May 27, 1969.
			(2)  Articles of Amendment effective June 6, 1969.
			(3)  Articles Supplementary effective August 28, 1970.
			(4)  Articles of Amendment effective December 14, 1970.
			(5)  Articles Supplementary effective May 10, 1971.
			(6)  Articles Supplementary effective July 30, 1971.
			(7)  Articles of Amendment effective May 8, 1986.
			(8)  Articles of Amendment effective April 27, 1988.
			(9)  Articles Supplementary effective September 13,
			     1989.
			(10) Articles Supplementary effective January 3, 1990.
			(11) Articles of Amendment effective April 26, 1990.

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

			Agreement dated as of September 12, 1989 between Registrant and the Rights Agent, including amended
			Form of Rights Certificate (Incorporated by reference to Form 8-K of the Registrant filed September 30, 1993,
			Exhibit 4-A, Commission File No. 0-5127).
		D.      Amendment No. 1 to Registrant's Registration
			Statement on Form 8-B, amending description of securities previously filed (Incorporated by reference to Form 8 filed December 20, 1991, Commission File
			No. 0-5127).
	(10)    Material contracts
		A.      Mercantile Bankshares Corporation and Affiliates
			Annual Incentive Compensation Plan, as amended through March 14, 1995 (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, Exhibit 10 A, Commission File No. 0-5127).
		B. Dividend Reinvestment and Stock Purchase Plan of Mercantile Bankshares Corporation (Incorporated by reference to the Plan text included in the Form S-3 Registration No. 33-44376.)
		C. Executive Employment Agreement dated March 24, 1982, between Mercantile Bankshares Corporation, Mercantile-Safe Deposit and Trust Company and H. Furlong Baldwin, as amended by Agreements dated March 13, 1984 and December 13, 1988 (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, Exhibit 10 D, Commission File No. 0-5127), as amended by Agreement dated January 29, 1997 (filed herewith).
		D. Deferred Compensation Agreement, including supplemental pension and thrift plan arrangements, dated
			September 30, 1982, between Mercantile-Safe Deposit and Trust Company and H. Furlong Baldwin, as amended by Agreements dated as of October 24, 1983,
			March 13, 1984, January 1, 1987, December 8, 1987 and
			January

			1, 1989 (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended
			December 31, 1989, Exhibit 10 E, Commission File
			No. 0-5127), as amended by Agreement dated
			February 1, 1997 (filed herewith).
		E. Mercantile Bankshares Corporation and Participating Affiliates Unfunded Deferred Compensation Plan for Directors, as amended through January 1, 1984 (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended
			December 31, 1989, Exhibit 10 G, Commission File
			No. 0-5127), as amended and restated by amendment effective December 31, 1995 (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10 F, Commission File No. 0-5127).
		F. Mercantile Bankshares Corporation Employee Stock Purchase Dividend Reinvestment Plan dated February 13, 1995 (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, Exhibit 10 I, Commission File No. 0-5127).
		G. Deferred Compensation Agreement, including supplemental pension and thrift plan arrangements, dated September 30, 1982 between Mercantile-Safe Deposit and Trust Company and Brian B. Topping, as amended by Agreements dated as of October 24, 1983, March 13, 1984, January 1, 1987, December 8, 1987, and January 1, 1989
			(Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, Exhibit 10 N, Commission File No. 0-5127), and as amended by Agreement dated July 12, 1996 (Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1996, Exhibit 10 W, Commission File No. 0-5127).
		H. Executive Employment Agreement dated March 13, 1984 between Mercantile Bankshares Corporation, Mercantile-Safe Deposit and

			Trust Company and Brian B. Topping as restated September 13, 1988 and amended December 13, 1988 (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, Exhibit 10 L, Commission File No. 0-5127).
		I. Executive Employment Agreement dated December 13, 1988 between Mercantile Bankshares Corporation, Mercantile-Safe Deposit and Trust Company and Edward K. Dunn, Jr. (Incorporated by reference to Registrant's Annual Report on Form 10-K for year ended December 31, 1993,
			Exhibit 10 M, Commission File No. 0-5127).
		J. Executive Severance Agreements dated as of December 31, 1989 between Mercantile Bankshares Corporation and Mercantile-Safe Deposit and Trust Company, and each of
			H. Furlong Baldwin, Edward K. Dunn, Jr. and Brian B. Topping (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, Exhibit 10 Q, Commission File No. 0-5127), as amended with respect to Mr. Baldwin by Agreement dated January 29, 1997 (filed herewith).
		K. Mercantile Bankshares Corporation Omnibus Stock Plan (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, Exhibit 10 O, Commission File No. 0-5127).
		L. Supplemental Pension Agreement dated January 10, 1992 between Mercantile Bankshares Corporation, Mercantile-Safe Deposit and Trust Company and Edward K. Dunn, Jr. (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, Exhibit 10 P, Commission File No. 0-5127).
		M. Supplemental Pension Agreement, dated February 10, 1995, between Mercantile Bankshares Corporation and Mercantile-Safe Deposit and Trust Company, Peninsula Bank and Hugh W. Mohler

			(Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, Exhibit 10 Q, Commission File No. 0-5127).
		N. Mercantile Bankshares Corporation and Participating Affiliates Supplemental Cash Balance Executive Retirement Plan, dated April 27, 1994, effective January 1, 1994 (Incorporated by reference to Registrant's Annual Report of Form 10-K for year ended December 31, 1994, Exhibit 10 R, Commission File
			No. 0-5127).
		O. Mercantile Bankshares Corporation and Participating Affiliates Supplemental 401(k) Executive Retirement Plan, dated December 13, 1994, effective January 1, 1995 (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, Exhibit 10 S, Commission File No. 0-5127).
		P. Mercantile Bankshares Corporation Option Agreement with each of H. Furlong Baldwin (dated August 22, 1995 for 80,000 options), Edward K. Dunn, Jr. (dated August 17, 1995 for 45,000 options), Brian B. Topping (dated August 23, 1995 for 35,000 options), Hugh W. Mohler (dated August 22, 1995 for 30,000 options) and Jay M. Wilson (dated August 18, 1995 for 30,000 options) the Net Operating Income of each being that of Mercantile-Safe Deposit and Trust Company, (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10 Q, Commission File No. 0-5127).
		Q. Mercantile Bankshares Corporation Retainer Stock Plan For Non-Employee Directors dated March 12, 1996 (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10 R, Commission File No. 0-5127).
		R. Supplemental Cash Balance Plan and Thrift Agreement, dated

			April 12, 1996, between Mercantile Bankshares Corporation and Alan D. Yarbro (Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1996,
			Exhibit 10 S, Commission File No. 0-5127).
		S. Executive Severance Agreement, dated as of April 24, 1996, between Mercantile Bankshares Corporation and Alan D. Yarbro (Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1996, Exhibit 10 T, Commission File No. 0-5127).
		T. Mercantile Bankshares Corporation Option Agreement with Alan D. Yarbro, dated April 26, 1996 (Incorporated by reference to Registrant's Quarterly Report for the period ended June 30, 1996, Exhibit 10 U, Commission File No. 0-5127).
		U. Agreement, dated July 12, 1996, among Mercantile-Safe Deposit and Trust Company, Brian B. Topping and Mercantile Bankshares Corporation (Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1996, Exhibit 10 V, Commission File No. 0-5127).
	(13) Annual Report to security holders for the year ended December 31, 1996 (filed herewith).
	(21)    Subsidiaries of the Registrant

		Information as to subsidiaries of the Registrant (filed herewith)

	(23)    Consent

		Consent of Certified Public Accountants (filed herewith)

	(24)    Power of Attorney

		Power of Attorney dated March 11, 1997 (filed herewith)

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

		   INDEX TO FINANCIAL STATEMENTS

The Report of Independent Certified Public Accountants as pertaining to the
	Consolidated Financial Statements of Mercantile Bankshares Corporation and Affiliates and related notes is incorporated by reference to page 23 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1996.

Consolidated Financial Statements and related notes are incorporated by reference to the Registrant's Annual Report to Stockholders for the year ended December 31, 1996, and may be found on the pages of said Report as indicated in parentheses:

	  Consolidated Balance Sheets, December 31, 1996 and 1995 (page 24) Statement of Consolidated Income for the years ended December 31,
	   1996, 1995 and 1994 (page 25)
	  Statement of Consolidated Cash Flows for the years ended December 31,
	   1996, 1995 and 1994 (pages 26 and 27)
	  Statement of Changes in Consolidated Stockholders' Equity for the
	   years ended December 31, 1996, 1995 and 1994 (page 28)
	  Notes to Consolidated Financial Statements (pages 29 to 44)

Supplementary Data:

	Quarterly Results of Operations are incorporated by reference to the information appearing under the caption "Quarterly Results of Operations" on page 41 of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996.

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

MERCANTILE BANKSHARES CORPORATION

By:     /S/ H. FURLONG BALDWIN                  March 27, 1997
	H. Furlong Baldwin, Chairman of the
	Board and Chief Executive Officer

	Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Principal Executive Officer

/S/ H. FURLONG BALDWIN                  March 27, 1997
H. Furlong Baldwin, Chairman of the
Board and Chief Executive Officer

Principal Financial Officer

/S/  TERRY L. TROUPE                    March 27, 1997
Terry L. Troupe
Chief Financial Officer

Principal Accounting Officer

/S/  JERRY F. GRAHAM                    March 27, 1997
Jerry F. Graham
Vice President and Controller



A majority of the Board of Directors:

	Freeman A. Hrabowski, III, Christian H. Poindexter, Robert A. Kinsley, Thomas M. Bancroft, Jr., Bishop L. Robinson, Donald J. Shepard, Robert D. Kunisch, William R. Brody, Calman J. Zamoiski, Jr., B. Larry Jenkins, James A. Block, William C. Richardson.



By:     /S/ H. FURLONG BALDWIN                  March 27, 1997
	H. Furlong Baldwin
	For Himself and as Attorney-in-Fact