Form 10-Q
period 1997-03-31
MERCANTILE BANKSHARES CORP
filed 1997-05-14
CIK 64908

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                        ------------------------------

                                  FORM 10-Q
         (MARK ONE)
         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 1997

                                      OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ----- to -----

                        Commission File Number 0-5127
                        ------------------------------

                      MERCANTILE BANKSHARES CORPORATION
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Maryland                              52-0898572
       ---------------------------                   --------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)              Identification No.)

   2 Hopkins Plaza, Baltimore, Maryland                  21201
 ----------------------------------------             ------------
 (Address of principal executive offices)              (Zip code)

                                (410) 237-5900
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


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

As of April 30, 1997, registrant had outstanding 47,386,751 shares of Common Stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                      MERCANTILE BANKSHARES CORPORATION

                         CONSOLIDATED BALANCE SHEETS
                                                                                               MARCH 31,           December 31,
(Dollars in thousands, except per share data)                                                       1997                   1996
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks..........................................................             $  242,917             $  257,337
Interest-bearing deposits in other banks.........................................                    100                    100
Investment securities:
    U.S. Treasury and government agencies
      Available-for-sale at fair value...........................................              1,513,799              1,581,517
    States and political subdivisions
      Held-to-maturity--market value of $13,152 (1997) and $13,642 (1996)........                 13,172                 13,551
      Available-for-sale at fair value...........................................                     30                     36
    Other investments
      Held-to-maturity--market value of $13,269 (1997) and $12,734 (1996)........                 13,263                 12,728
      Available-for-sale at fair value...........................................                 14,747                 15,134
                                                                                           -------------          -------------
        Total investment securities..............................................              1,555,011              1,622,966
                                                                                           -------------          -------------
Federal funds sold...............................................................                 61,870                 27,942

Loans............................................................................              4,691,702              4,582,712
Less: allowance for loan losses..................................................               (100,202)               (97,718)
                                                                                           -------------          -------------
        Loans, net...............................................................              4,591,500              4,484,994
                                                                                           -------------          -------------
Bank premises and equipment, less accumulated depreciation of
  $79,751 (1997) and $83,383 (1996)..............................................                 75,838                 80,738
Other real estate owned, net.....................................................                  3,040                  3,316
Excess cost over equity in affiliated banks, net.................................                 27,778                 28,276
Other assets.....................................................................                133,965                137,012
                                                                                           -------------          -------------
        Total assets.............................................................             $6,692,019             $6,642,681
                                                                                           =============          =============
LIABILITIES
Deposits:
    Noninterest-bearing deposits.................................................             $1,091,785             $1,090,347
    Interest-bearing deposits....................................................              4,322,253              4,249,308
                                                                                           -------------          -------------
        Total deposits...........................................................              5,414,038              5,339,655
Short-term borrowings............................................................                284,448                336,655
Accrued expenses and other liabilities...........................................                 91,931                 80,940
Long-term debt...................................................................                 50,087                 49,395
                                                                                           -------------          -------------
        Total liabilities........................................................              5,840,504              5,806,645
                                                                                           -------------          -------------
STOCKHOLDERS' EQUITY
Preferred stock, no par value; authorized 2,000,000 shares; issued and outstanding--None
Common stock, $2 par value; authorized 67,000,000 shares;
  issued 47,479,801 shares in 1997 and 47,435,322 shares in 1996.................                 94,960                 94,872
Capital surplus..................................................................                 99,330                 97,154
Retained earnings................................................................                660,885                641,212
Unrealized gains (losses) on securities, net of taxes............................                 (3,660)                 2,798
                                                                                           -------------          -------------
        Total stockholders' equity...............................................                851,515                836,036
                                                                                           -------------          -------------
            Total liabilities and stockholders' equity...........................             $6,692,019             $6,642,681
                                                                                           =============          =============


See notes to consolidated financial statements

                      MERCANTILE BANKSHARES CORPORATION

                       STATEMENT OF CONSOLIDATED INCOME
                                                                      For the 3 Months Ended
                                                                            March 31,
(Dollars in thousands, except per share data)                        1997                1996
-----------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans...........................            $102,424            $ 97,956
                                                             ------------        ------------
Interest and dividends on investment securities:
  Taxable interest income............................              23,326              22,008
  Tax-exempt interest income.........................                 164                 182
  Dividends..........................................                 166                 144
  Other investment income............................                 121                 146
                                                             ------------        ------------
                                                                   23,777              22,480
                                                             ------------        ------------
Other interest income................................                 387               1,377
                                                             ------------        ------------
        Total interest income........................             126,588             121,813
                                                             ------------        ------------
INTEREST EXPENSE
Interest on deposits.................................              41,824              42,815
Interest on short-term borrowings....................               3,709               3,603
Interest on long-term debt...........................                 834                 405
                                                             ------------        ------------
        Total interest expense.......................              46,367              46,823
                                                             ------------        ------------
NET INTEREST INCOME..................................              80,221              74,990
Provision for loan losses............................               3,413               3,399
                                                             ------------        ------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES..              76,808              71,591
                                                             ------------        ------------

NONINTEREST INCOME
Trust division services..............................              12,122              11,369
Service charges on deposit accounts..................               4,079               3,888
Other fees...........................................               5,786               5,205
Investment securities gains and (losses).............              (1,211)                 66
Other income.........................................               2,222                 842
                                                             ------------        ------------
        Total noninterest income.....................              22,998              21,370
                                                             ------------        ------------

NONINTEREST EXPENSES
Salaries.............................................              25,366              24,828
Employee benefits....................................               5,900               6,543
Net occupancy expense of bank premises...............               2,612               3,055
Furniture and equipment expenses.....................               4,083               3,857
Communications and supplies..........................               2,780               2,517
FDIC insurance premium expense.......................                 142                  73
Other expenses.......................................               8,497               7,580
                                                             ------------        ------------
        Total noninterest expenses...................              49,380              48,453
                                                             ------------        ------------
Income before income taxes...........................              50,426              44,508
Applicable income taxes..............................              18,412              16,775
                                                             ------------        ------------
NET INCOME...........................................            $ 32,014            $ 27,733
                                                             ============        ============
NET INCOME PER SHARE OF COMMON STOCK(2)..............                $.67                $.58
                                                             ============        ============



See notes to consolidated financial statements

                      MERCANTILE BANKSHARES CORPORATION

                     STATEMENT OF CONSOLIDATED CASH FLOWS
                                                                                                        For the 3 Months Ended
Increase in cash and cash equivalents                                                                          March 31,
(Dollars in thousands)                                                                                 1997                1996
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest and fees on loans.............................................................            $101,663            $ 97,611
Interest and dividends on investment securities........................................              22,705              20,100
Other interest income..................................................................                 387               1,437
Noninterest income.....................................................................              22,716              18,336
Interest paid..........................................................................             (46,656)            (48,271)
Noninterest expenses paid..............................................................             (42,019)            (34,965)
Income taxes paid......................................................................              (2,177)               (829)
                                                                                               ------------        ------------
        Net cash provided by operating activities......................................              56,619              53,419
                                                                                               ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held-to-maturity.....................                 380
Proceeds from maturities of investment securities available-for-sale...................             159,858             156,941
Proceeds from sales of investment securities available-for-sale........................              29,893              33,441
Purchases of investment securities held-to-maturity....................................                (535)               (382)
Purchases of investment securities available-for-sale..................................            (132,956)           (183,381)
Net increase in customer loans.........................................................            (110,108)            (18,154)
Proceeds from sales of other real estate owned.........................................                 421                 587
Capital expenditures...................................................................              (2,351)             (2,744)
Proceeds from sales of buildings.......................................................               6,610
                                                                                               ------------        ------------
        Net cash used in investing activities..........................................             (48,788)            (13,692)
                                                                                               ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits................................               1,438             (34,838)
Net increase in checking plus interest and savings accounts............................              21,908              16,071
Net increase in certificates of deposit................................................              51,037              35,405
Net increase (decrease) in short-term borrowings.......................................             (51,507)             10,722
Repayment of long-term debt............................................................                  (8)               (248)
Proceeds from issuance of shares.......................................................               1,684               1,305
Repurchase of common shares............................................................                (534)            (14,593)
Dividends paid.........................................................................             (12,341)            (10,988)
                                                                                               ------------        ------------
        Net cash provided by financing activities......................................              11,677               2,836
                                                                                               ------------        ------------
Net increase in cash and cash equivalents..............................................              19,508              42,563
Cash and cash equivalents at beginning of period.......................................             285,379             323,464
                                                                                               ------------        ------------
Cash and cash equivalents at end of period.............................................            $304,887            $366,027
                                                                                               ============        ============

                                                                                                        For the 3 Months Ended
Reconciliation of net income to net cash provided by operating activities                                     March 31,
(Dollars in thousands)                                                                                 1997                1996
-----------------------------------------------------------------------------------------------------------------------------------
Net income.............................................................................             $32,014             $27,733
                                                                                               ------------        ------------
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization........................................................               2,023               1,978
  Provision for loan losses............................................................               3,413               3,399
  Amortization of excess cost over equity in affiliates................................                 499                 501
  Investment securities (gains) and losses.............................................               1,211                 (66)
  Write-down of other real estate owned................................................                  82                  29
  Gains on sales of other real estate owned............................................                 (38)                (12)
  Gains on sales of buildings..........................................................              (1,382)
  Increase in interest receivable......................................................              (1,833)             (2,665)
  Increase in other receivables........................................................                 (73)             (2,956)
  Decrease in other assets.............................................................               6,596               7,229
  Decrease in interest payable.........................................................                (289)             (1,448)
  Increase (decrease) in accrued expenses..............................................              (1,839)              3,751
  Increase in taxes payable............................................................              16,235              15,946
                                                                                               ------------        ------------
        Total adjustments..............................................................              24,605              25,686
                                                                                               ------------        ------------
Net cash provided by operating activities..............................................             $56,619             $53,419
                                                                                               ============        ============

See notes to consolidated financial statements

                      MERCANTILE BANKSHARES CORPORATION

          STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                                                                                       Unrealized
                                                                                                                            Gains
                                                                                                                      (Losses) on
                                                                                                                      Securities,
                                                                        Common          Capital         Retained           Net of
(Dollars in thousands, except per share data)                            Stock          Surplus         Earnings            Taxes
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995................................             $96,545          $66,107         $620,391          $10,783
Net income................................................                                                27,733
Cash dividends paid:
  Common stock ($.23 per share)...........................                                               (10,988)
Issuance of 39,502 shares for dividend
  reinvestment and stock purchase plan....................                  79              914
Issuance of 6,422 shares for employee stock
  purchase dividend reinvestment plan.....................                  13              160
Issuance of 6,320 shares for employee stock option plan...                  13              126
Purchase of 531,030 shares under stock repurchase plan....              (1,062)         (13,531)
Vested stock options......................................                                2,106
Change in unrealized gains (losses) on securities.........                                                                 (8,342)
                                                                  ------------      -----------      -----------      -----------
BALANCE, MARCH 31, 1996...................................             $95,588          $55,882         $637,136          $ 2,441
                                                                  ============      ===========      ===========      ===========
BALANCE, DECEMBER 31, 1996................................             $94,872          $97,154         $641,212          $ 2,798
Net income................................................                                                32,014
Cash dividends paid:
  Common stock ($.26 per share)...........................                                               (12,341)
Issuance of 30,112 shares for dividend
  reinvestment and stock purchase plan....................                  60              913
Issuance of 5,697 shares for employee stock
  purchase dividend reinvestment plan.....................                  11              182
Issuance of 23,670 shares for employee stock option plan..                  47              471
Purchase of 15,000 shares under stock repurchase plan.....                 (30)            (504)
Vested stock options......................................                                1,114
Change in unrealized gains (losses) on securities.........                                                                 (6,458)
                                                                  ------------      -----------      -----------      -----------
BALANCE, MARCH 31, 1997...................................             $94,960          $99,330         $660,885          $(3,660)
                                                                  ============      ===========      ===========      ===========


See notes to consolidated financial statements

                      MERCANTILE BANKSHARES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) The statements include the accounts of the Corporation and all of its affiliates, with all significant intercompany transactions eliminated, and in the opinion of management, include all adjustments necessary for a fair presentation of the results for the interim period. All such adjustments are of a normal recurring nature. In view of the changing conditions in the national economy, the effect of actions taken by regulatory authorities and normal seasonal factors, the results for the interim period are not necessarily indicative of annual performance. Certain previously reported amounts have been restated to comform to the 1997 presentation.

2) Year to date per share amounts are based on the weighted average number of common shares outstanding during the period of 47,444,718 shares for 1997 and 47,955,616 shares for 1996.

3) Under the provisions of Statements of Financial Accounting Standards ("SFAS") No. 114 and 118, "Accounting by Creditors for Impairment of a Loan," a loan is considered impaired, based upon current information and events, if it is probable that the Corporation will not collect all principal and interest payments according to the contractual terms of the loan agreement. Generally, a loan is considered impaired once either principal or interest payments become 90 days past due at the end of a calendar quarter. A loan may be considered impaired sooner if, in management's judgement, such action is warranted. The impairment of a loan is measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the repayment is expected to be provided predominantly by the underlying collateral. A majority of the Corporation's impaired loans are measured by reference to the fair value of the collateral. Interest income on impaired loans is recognized on the cash basis. Information with respect to impaired loans and the related valuation allowance (if the measure of the impaired loan is less than the recorded investment) is shown below.


                                                                                                   MARCH 31,        December 31,
(Dollars in thousands)                                                                                  1997                1996
-----------------------------------------------------------------------------------------------------------------------------------
Impaired loans with a valuation allowance............................................          $       2,389         $     2,649
Impaired loans with no valuation allowance...........................................                 15,981              13,128
                                                                                               -------------        ------------
  Total impaired loans...............................................................          $      18,370         $    15,777
                                                                                               =============        ============
Allowance for loan losses applicable to impaired loans...............................          $       1,112         $     1,194
Allowance for loan losses applicable to other than impaired loans....................                 99,090              96,524
                                                                                               -------------        ------------
  Total allowance for loan losses....................................................          $     100,202         $    97,718
                                                                                               =============        ============
Year-to-date interest income on impaired loans recorded on the cash basis............          $         147         $       672
                                                                                               =============        ============
Year-to-date average recorded investment in impaired loans during the period.........          $      18,400         $    19,300
                                                                                               =============        ============
Quarter-to-date interest income on impaired loans recorded on the cash basis.........          $         147         $        34
                                                                                               =============        ============
Quarter-to-date average recorded investment in impaired loans during the period......          $      18,400         $    18,400
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

4) Various commitments to extend credit (lines of credit) are made in the normal course of banking business. At March 31, 1997, total unused lines of credit approximated $2,090,699,000. In addition, letters of credit are issued for the benefit of customers by affiliated banks. Outstanding letters of credit were $130,251,000 at March 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MERCANTILE BANKSHARES CORPORATION

EARNINGS SUMMARY
  Consolidated net income per share for the first quarter of 1997 was $.67, an increase of 15.5% over the $.58 for the comparable period last year. Consolidated net income was $32,014,000, an increase of 15.4% over the $27,733,000 for the first quarter of 1996.

NET INTEREST INCOME AND NET INTEREST MARGIN
  Net interest income for the three months ended March 31, 1997 was 7.0% higher than the amount for the comparable period in 1996 due to an increase of 4.5% in average earning assets and an increase of 3.1%, or 16 basis points, in net interest margin on earning assets. Average loans increased by 7.3% over the first quarter of 1996 to $4,607,200,000 for the first quarter of 1997.

NONINTEREST INCOME
  Total noninterest income for the quarter ended March 31, 1997 increased 7.6% to $22,998,000 from $21,370,000 for the first quarter of 1996. Factors contributing to this increase include an increase in other income primarily due to a gain of $1,175,000 on the sale of a bank owned building, an increase in trust division revenues, and an increase in other fee income from general bank services and products. These increases were partially offset by securities losses of $1,211,000 during the first quarter of 1997 compared to securities gains of $66,000 in 1996.

NONINTEREST EXPENSES
  Total noninterest expenses, excluding the provision for loan losses, for the first quarter of 1997 increased 1.9% from the comparable period in 1996. Increases in salaries, communications and supplies, furniture and equipment expenses, and other expenses, were largely offset by lower expenses related to employee benefits and net occupancy expense of bank premises.

ANALYSIS OF FINANCIAL CONDITION
  Investment securities decreased 4.2% to $1,555,011,000 at March 31, 1997 from $1,622,966,000 at December 31, 1996. Total loans outstanding increased 2.4% to $4,691,702,000 at March 31, 1997 from $4,582,712,000 at December 31,
1996.
  Total deposits increased 1.4% to $5,414,038,000 as of March 31, 1997 from $5,339,655,000 at December 31, 1996. Interest-bearing deposits increased
1.7% to $4,322,253,000, or 79.8% of total deposits as of March 31, 1997 compared to $4,249,308,000, or 79.6% of total deposits at December 31, 1996. The growth in interest-bearing deposit accounts is due primarily to an increase in time deposits. Noninterest-bearing deposits increased slightly to $1,091,785,000 as of March 31, 1997, compared to $1,090,347,000 at
December 31, 1996.
  Total stockholders' equity increased 1.9% to $851,515,000 at March 31, 1997 from $836,036,000 at December 31, 1996. The increase from net income was largely offset by dividends paid, the change in unrealized gains to unrealized losses on investment securities, and, to a smaller extent, by share repurchases. The continued strong capital position is evidenced by the ratio of stockholders' equity to total assets of 12.72% at March 31, 1997 compared to 12.59% at December 31, 1996. For more details see the Statement of Changes in Consolidated Stockholders' Equity on page 5.

ASSET QUALITY
Non-Performing Assets
  Non-performing assets consist of non-accrual loans, renegotiated loans and other real estate owned (i.e., real estate acquired in foreclosure or in lieu of foreclosure). With respect to non-accrual loans, the Corporation's policy is that, regardless of the value of the underlying collateral and/or guarantees, no interest is accrued on the entire balance once either principal or interest payments on any loan become 90 days past due at the end of a calendar quarter. All accrued and uncollected interest on such loans is eliminated from the income statement and is recognized only as collected. A loan may be put on non-accrual status sooner than this standard if, in management's judgement, such action is warranted. During the three months ended March 31, 1997, non-performing assets increased $2,003,000 to $25,776,000. Non-performing loans, one of the components of non-performing assets, increased $2,279,000 while other real estate owned, the other component, decreased $276,000.


Non-Performing Assets                                                                              MARCH 31,        December 31,
(Dollars in thousands)                                                                                  1997                1996
-----------------------------------------------------------------------------------------------------------------------------------
Non-accrual loans (1)...................................................................             $22,736             $20,457
Renegotiated loans (1)..................................................................                NONE                NONE
Loans contractually past due 90 days or more and still accruing interest................                NONE                NONE
                                                                                                     -------             -------
    Total non-performing loans..........................................................              22,736              20,457
Other real estate owned.................................................................               3,040               3,316
                                                                                                     -------             -------
    Total non-performing assets.........................................................             $25,776             $23,773
                                                                                                     =======             =======

1) Total interest on these loans is not considered to be material in any of the periods reported herein. Aggregate gross interest income of $533,000 and $1,982,000 for the first quarter of 1997 and the year 1996, respectively, on non-accrual and renegotiated loans, would have been recorded if these loans had been accruing on their original terms throughout the period or since origination if held for part of the period. The amount of interest income on the non-accrual and renegotiated loans that was recorded totalled $154,000 and $875,000 for the first quarter of 1997 and the year 1996, respectively.

NOTE: As of March 31, 1997, the Corporation was monitoring loans estimated to aggregate $4,386,000 not currently classified as non-accrual or renegotiated loans. These loans have characteristics which indicate they may result in such classification in the future.

Provision and Allowance for Loan Losses

Each Mercantile Bankshares Corporation (MBC) affiliate is required to maintain an adequate allowance for loan losses and their boards of directors, along with MBC management, maintain a regular overview to assure that adequacy. On a periodic basis, significant credit exposures, non-accrual loans, impaired loans and other non-performing assets and various statistical measurements of asset quality are examined to assure the adequacy of the allowance for loan losses.

The following table presents a summary of the activity in the Allowance for Loan Losses.

                                                                           For the 3 Months Ended
Allowance for Loan Losses                                                        March 31,
(Dollars in thousands)                                                    1997                1996
-----------------------------------------------------------------------------------------------------
Allowance balance--beginning..............................          $   97,718          $   91,398
Charge-offs:
  Commercial, financial and agricultural..................                (448)               (709)
  Real estate--construction...............................                  (6)
  Real estate--mortgage...................................                (102)                (62)
  Consumer................................................                (968)               (909)
                                                                  ------------        ------------
    Totals................................................              (1,524)             (1,680)
                                                                  ------------        ------------
Recoveries:
  Commercial, financial and agricultural..................                 100                 926
  Real estate--construction...............................                                       4
  Real estate--mortgage...................................                  55                 677
  Consumer................................................                 440                 273
                                                                  ------------        ------------
    Totals................................................                 595               1,880
                                                                  ------------        ------------
Net (charge-offs)/recoveries..............................                (929)                200
Provision for loan losses.................................               3,413               3,399
                                                                  ------------        ------------
Allowance balance--ending.................................          $  100,202          $   94,997
                                                                  ============        ============
Average loans outstanding during period...................          $4,607,200          $4,295,000
                                                                  ============        ============
Net charge-offs/(recoveries) annualized--as a percentage
  of average loans outstanding during period..............                 .08%              (0.2)%
                                                                  ============        ============
Allowance for loan losses at period end as a
  percentage of average loans.............................                2.17%               2.21%
                                                                  ============        ============
Allowance for loan losses at period end as a percentage
  of non-performing loans at period end.......                          440.72%             392.34%
                                                                  ============        ============

Charge-Offs
  Intensive collection efforts continue after charge-off in order to maximize the recovery of amounts previously charged off. Net charge-offs were $929,000 for the first quarter of 1997 versus net recoveries of $200,000 during the first quarter of 1996. For further details of charge-offs and recoveries see the preceding Allowance For Loan Losses table.

                      MERCANTILE BANKSHARES CORPORATION

ANALYSIS OF INTEREST RATES AND INTEREST DIFFERENTIALS

The following table presents the distribution of the average consolidated balance sheets, interest income/expense and annualized yields earned and rates paid through the first three months of the year.

                                                                          1997                                  1996
                                                         --------------------------------------   --------------------------------
                                                             Average       Income*/     Yield*/       Average    Income*/  Yield*/
(Dollars in thousands)                                       Balance        Expense        Rate       Balance     Expense     Rate
-----------------------------------------------------------------------------------------------------------------------------------
Earning assets
  Loans:
    Commercial.......................................     $1,523,400       $ 34,567        9.20%   $1,413,100    $ 33,340     9.49%
    Real estate......................................      2,440,600         54,444        9.05     2,252,600      50,793     9.07
    Consumer**.......................................        643,200         14,408        9.08       629,300      14,737     9.42
                                                         -----------    -----------               -----------  ----------
        Total loans..................................      4,607,200        103,419        9.10     4,295,000      98,870     9.26
                                                         -----------    -----------               -----------  ----------
  Federal funds sold.................................         29,900            385        5.22        90,000       1,165     5.21
  Securities purchased under resale agreements.......                                                  13,500         210     6.28
  Securities***:
    Taxable securities
      U.S. Treasury securities.......................      1,553,900         23,116        6.03     1,524,300      21,726     5.73
      U.S. Agency securities.........................         15,300            210        5.58        21,100         282     5.37
      Other stocks and bonds.........................         22,500            321        5.80        16,600         318     7.69
    Tax-exempt securities
      States and political subdivisions..............         13,400            258        7.83        15,300         287     7.54
                                                         -----------    -----------               -----------  ----------
        Total securities.............................      1,605,100         23,905        6.04     1,577,300      22,613     5.77
                                                         -----------    -----------               -----------  ----------
  Interest-bearing deposits in other banks...........            100              2        6.91           300           2     2.47
                                                         -----------    -----------               -----------  ----------
        Total earning assets.........................      6,242,300        127,711        8.30     5,976,100     122,860     8.27
                                                                        -----------                            ----------
Cash and due from banks..............................        184,600                                  200,700
Bank premises and equipment, net.....................         81,000                                   78,800
Other assets.........................................        156,200                                  149,500
Less: allowance for loan losses......................        (98,500)                                 (93,400)
                                                         -----------                              -----------
        Total assets.................................     $6,565,600                               $6,311,700
                                                         ===========                              ===========
Interest-bearing liabilities
  Deposits:
    Savings deposits.................................     $2,188,400         13,981        2.59    $2,213,400      14,566     2.65
    Time deposits....................................      2,080,900         27,843        5.43     1,999,500      28,249     5.68
                                                         -----------    -----------               -----------  ----------
        Total interest-bearing deposits..............      4,269,300         41,824        3.97     4,212,900      42,815     4.09
  Short-term borrowings..............................        318,000          3,709        4.73       291,000       3,603     4.98
  Long-term debt.....................................         49,600            834        6.81        25,500         405     6.39
                                                         -----------    -----------               -----------  ----------
        Total interest-bearing funds.................      4,636,900         46,367        4.06     4,529,400      46,823     4.16
                                                                        -----------                            ----------
Noninterest-bearing deposits.........................        990,900                                  913,900
Other liabilities and accrued expenses...............         85,500                                   77,400
                                                         -----------                              -----------
        Total liabilities............................      5,713,300                                5,520,700
Stockholders' equity.................................        852,300                                  791,000
                                                         -----------                              -----------
        Total liabilities and stockholders' equity...     $6,565,600                               $6,311,700
                                                         ===========                              ===========
Net interest income..................................                      $ 81,344                              $ 76,037
                                                                           ========                              ========
Net interest rate spread.............................                                      4.24%                              4.11%
Effect of noninterest-bearing funds..................                                      1.04                               1.01
                                                                                       --------                            -------
Net interest margin on earning assets................                                      5.28%                              5.12%
                                                                                       ========                            =======
Taxable-equivalent adjustment included in:
    Loan income......................................                      $    995                              $    914
    Investment securities income.....................                           128                                   133
                                                                        -----------                            ----------
        Total........................................                      $  1,123                              $  1,047
                                                                        ===========                            ==========


  *Presented on a tax equivalent basis using the statutory federal corporate income tax rate of 35%.
 **Includes home equity lines of credit which were previously classified as real estate loans.
***Balances reported at amortized cost; excludes pretax unrealized gains
   (losses) on securities available-for-sale.

RECENT FASB PRONOUNCEMENTS
  Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, was issued in February 1997. This Statement specifies the computation, presentation, and disclosure requirements for earnings per share (EPS). This Statement's objective is to simplify the computation of earnings per share and to make the U.S. standard for computing earnings per share more compatible with the EPS standards of other countries.
  This Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. After the effective date, all prior period EPS data presented shall be restated to conform with the provisions of this Statement. This Statement is not expected to have a material effect on the computation, presentation or disclosure of EPS for Mercantile Bankshares Corporation.



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

                                          MERCANTILE BANKSHARES CORPORATION

                                          Principal Executive Officer

May 14, 1997                              /s/  H. Furlong Baldwin
                                          By: H. Furlong Baldwin
                                          Chairman of the Board and
                                          Chief Executive Officer


                                          Principal Financial Officer

May 14, 1997                              /s/ Terry L. Troupe
                                          By: Terry L. Troupe
                                          Chief Financial Officer


                                          Principal Accounting Officer

May 14, 1997                              /s/ Jerry F. Graham
                                          By: Jerry F. Graham
                                          Vice President and Controller