Form 10-Q
period 1997-06-30
MERCANTILE BANKSHARES CORP
filed 1997-08-12
CIK 64908

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                        ------------------------------

                                  FORM 10-Q
         (MARK ONE)
         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended June 30, 1997

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

As of July 31, 1997, registrant had outstanding 71,759,088 shares of Common
Stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                      MERCANTILE BANKSHARES CORPORATION

                         CONSOLIDATED BALANCE SHEETS

                                                                                                JUNE 30,           December 31,
(Dollars in thousands, except per share data)                                                       1997                   1996
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks..........................................................             $  277,877             $  257,337
Interest-bearing deposits in other banks.........................................                    100                    100
Investment securities:
    U.S. Treasury and government agencies
      Available-for-sale at fair value...........................................              1,512,089              1,581,517
    States and political subdivisions
      Held-to-maturity--market value of $12,675 (1997) and $13,642 (1996)........                 12,653                 13,551
      Available-for-sale at fair value...........................................                     31                     36
    Other investments
      Held-to-maturity--market value of $13,269 (1997) and $12,734 (1996)........                 13,263                 12,728
      Available-for-sale at fair value...........................................                 15,028                 15,134
                                                                                           -------------          -------------
        Total investment securities..............................................              1,553,064              1,622,966
                                                                                           -------------          -------------
Federal funds sold...............................................................                  1,179                 27,942

Loans............................................................................              4,869,455              4,582,712
Less: allowance for loan losses..................................................               (102,127)               (97,718)
                                                                                           -------------          -------------
        Loans, net...............................................................              4,767,328              4,484,994
                                                                                           -------------          -------------
Bank premises and equipment, less accumulated depreciation of
  $81,153 (1997) and $83,383 (1996)..............................................                 77,055                 80,738
Other real estate owned, net.....................................................                  2,795                  3,316
Excess cost over equity in affiliated banks, net.................................                 27,276                 28,276
Other assets.....................................................................                136,159                137,012
                                                                                           -------------          -------------
        Total assets.............................................................             $6,842,833             $6,642,681
                                                                                           =============          =============
LIABILITIES
Deposits:
    Noninterest-bearing deposits.................................................             $1,163,292             $1,090,347
    Interest-bearing deposits....................................................              4,309,657              4,249,308
                                                                                           -------------          -------------
        Total deposits...........................................................              5,472,949              5,339,655
Short-term borrowings............................................................                363,848                336,655
Accrued expenses and other liabilities...........................................                 82,615                 80,940
Long-term debt...................................................................                 50,032                 49,395
                                                                                           -------------          -------------
        Total liabilities........................................................              5,969,444              5,806,645
                                                                                           -------------          -------------
STOCKHOLDERS' EQUITY
Preferred stock, no par value; authorized 2,000,000 shares; issued and outstanding--None
Common stock, $2 par value; authorized 130,000,000 shares;
  issued 71,106,750 shares in 1997 and 47,435,322 shares in 1996.................                142,214                 94,872
Capital surplus..................................................................                 48,715                 97,154
Retained earnings................................................................                679,218                641,212
Unrealized gains (losses) on securities, net of taxes............................                  3,242                  2,798
                                                                                           -------------          -------------
        Total stockholders' equity...............................................                873,389                836,036
                                                                                           -------------          -------------
            Total liabilities and stockholders' equity...........................             $6,842,833             $6,642,681
                                                                                           =============          =============


See notes to consolidated financial statements

                      MERCANTILE BANKSHARES CORPORATION

                       STATEMENT OF CONSOLIDATED INCOME


                                                                      For the 6 Months Ended                For the 3 Months Ended
                                                                             June 30,                              June 30,
(Dollars in thousands, except per share data)                        1997                1996               1997             1996
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans...........................            $210,143            $196,914           $107,719         $ 98,958
                                                             ------------        ------------        -----------      -----------
Interest and dividends on investment securities:
  Taxable interest income............................              46,211              44,492             22,885           22,484
  Tax-exempt interest income.........................                 323                 360                159              178
  Dividends..........................................                 506                 310                340              166
  Other investment income............................                 232                 291                111              145
                                                             ------------        ------------        -----------      -----------
                                                                   47,272              45,453             23,495           22,973
                                                             ------------        ------------        -----------      -----------
Other interest income................................                 904               2,439                517            1,062
                                                             ------------        ------------        -----------      -----------
        Total interest income........................             258,319             244,806            131,731          122,993
                                                             ------------        ------------        -----------      -----------
INTEREST EXPENSE
Interest on deposits.................................              84,796              84,853             42,972           42,038
Interest on short-term borrowings....................               7,654               6,884              3,945            3,281
Interest on long-term debt...........................               1,668                 960                834              555
                                                             ------------        ------------        -----------      -----------
        Total interest expense.......................              94,118              92,697             47,751           45,874
                                                             ------------        ------------        -----------      -----------
NET INTEREST INCOME..................................             164,201             152,109             83,980           77,119
Provision for loan losses............................               6,425               6,674              3,012            3,275
                                                             ------------        ------------        -----------      -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES..             157,776             145,435             80,968           73,844
                                                             ------------        ------------        -----------      -----------

NONINTEREST INCOME
Trust division services..............................              24,806              23,011             12,684           11,642
Service charges on deposit accounts..................               8,186               7,928              4,107            4,040
Other fees...........................................              12,101              11,233              6,315            6,028
Investment securities gains and (losses).............              (1,499)                 74               (288)               8
Other income.........................................               3,425               1,621              1,203              779
                                                             ------------        ------------        -----------      -----------
        Total noninterest income.....................              47,019              43,867             24,021           22,497
                                                             ------------        ------------        -----------      -----------

NONINTEREST EXPENSES
Salaries.............................................              51,070              48,880             25,704           24,052
Employee benefits....................................              11,437              11,554              5,537            5,011
Net occupancy expense of bank premises...............               5,561               5,768              2,949            2,713
Furniture and equipment expenses.....................               8,610               9,074              4,527            5,217
Communications and supplies..........................               5,727               5,144              2,947            2,627
FDIC insurance premium expense.......................                 314                 114                172               41
Other expenses.......................................              19,967              17,330             11,470            9,750
                                                             ------------        ------------        -----------      -----------
        Total noninterest expenses...................             102,686              97,864             53,306           49,411
                                                             ------------        ------------        -----------      -----------
Income before income taxes...........................             102,109              91,438             51,683           46,930
Applicable income taxes..............................              37,550              34,403             19,138           17,628
                                                             ------------        ------------        -----------      -----------
NET INCOME...........................................            $ 64,559            $ 57,035           $ 32,545         $ 29,302
                                                             ============        ============        ===========      ===========
NET INCOME PER SHARE OF COMMON STOCK(2)..............                $.91                $.79               $.46             $.40
                                                             ============        ============        ===========      ===========




See notes to consolidated financial statements

                      MERCANTILE BANKSHARES CORPORATION

                     STATEMENT OF CONSOLIDATED CASH FLOWS

                                                                                                        For the 6 Months Ended
Increase (decrease) in cash and cash equivalents                                                                June 30,
(Dollars in thousands)                                                                                 1997                1996
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest and fees on loans.............................................................            $207,989            $195,940
Interest and dividends on investment securities........................................              47,190              46,054
Other interest income..................................................................                 801               2,349
Noninterest income.....................................................................              45,826              39,895
Interest paid..........................................................................             (94,253)            (93,890)
Noninterest expenses paid..............................................................             (84,155)            (79,620)
Income taxes paid......................................................................             (43,970)            (39,790)
                                                                                               ------------        ------------
        Net cash provided by operating activities......................................              79,428              70,938
                                                                                               ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held-to-maturity.....................                 898                 325
Proceeds from maturities of investment securities available-for-sale...................             310,631             313,937
Proceeds from sales of investment securities available-for-sale........................              32,415              64,129
Purchases of investment securities held-to-maturity....................................                (535)               (382)
Purchases of investment securities available-for-sale..................................            (274,173)           (382,291)
Net increase in customer loans.........................................................            (289,523)           (158,115)
Proceeds from sales of other real estate owned.........................................               1,186               2,218
Capital expenditures...................................................................              (5,520)             (5,571)
Proceeds from sales of buildings.......................................................               6,610
                                                                                               ------------        ------------
        Net cash provided by (used in) investing activities............................            (218,011)           (165,750)
                                                                                               ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits...........................................              72,945              43,692
Net increase (decrease) in checking plus interest and savings accounts.................               1,840             (14,721)
Net increase in certificates of deposit................................................              58,509              43,845
Net increase (decrease) in short-term borrowings.......................................              27,893              (9,153)
Proceeds from issuance of long-term debt...............................................                                  25,000
Repayment of long-term debt............................................................                 (63)             (1,214)
Proceeds from issuance of shares.......................................................               3,868               2,884
Repurchase of common shares............................................................              (6,079)            (19,596)
Dividends paid.........................................................................             (26,553)            (21,942)
                                                                                               ------------        ------------
        Net cash provided by financing activities......................................             132,360              48,795
                                                                                               ------------        ------------
Net increase (decrease) in cash and cash equivalents...................................              (6,223)            (46,017)
Cash and cash equivalents at beginning of period.......................................             285,379             323,464
                                                                                               ------------        ------------
Cash and cash equivalents at end of period.............................................            $279,156            $277,447
                                                                                               ============        ============

                                                                                                        For the 6 Months Ended
Reconciliation of net income to net cash provided by operating activities                                      June 30,
(Dollars in thousands)                                                                                 1997                1996
-----------------------------------------------------------------------------------------------------------------------------------
Net income.............................................................................             $64,559             $57,035
                                                                                               ------------        ------------
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization........................................................               3,975               3,991
  Provision for loan losses............................................................               6,425               6,674
  Amortization of excess cost over equity in affiliates................................               1,000               1,002
  Investment securities (gains) and losses.............................................               1,499                 (74)
  Write-downs of other real estate owned...............................................                 172                  69
  Gains on sales of other real estate owned............................................                 (73)               (260)
  Gains on sales of buildings..........................................................              (1,382)
  Increase in interest receivable......................................................              (2,339)               (463)
  Increase in other receivables........................................................              (1,237)             (3,638)
  Decrease in other assets.............................................................               6,072               8,856
  Decrease in interest payable.........................................................                (135)             (1,193)
  Increase in accrued expenses.........................................................               7,312               4,326
  Decrease in taxes payable............................................................              (6,420)             (5,387)
                                                                                               ------------        ------------
        Total adjustments..............................................................              14,869              13,903
                                                                                               ------------        ------------
Net cash provided by operating activities..............................................             $79,428             $70,938
                                                                                               ============        ============

See notes to consolidated financial statements

                      MERCANTILE BANKSHARES CORPORATION

          STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                                                                                       Unrealized
                                                                                                                            Gains
                                                                                                                      (Losses) on
                                                                                                                      Securities,
                                                                        Common          Capital         Retained           Net of
(Dollars in thousands, except per share data)                            Stock          Surplus         Earnings            Taxes
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995................................             $96,545          $66,107         $620,391          $10,783
Net income................................................                                                57,035
Cash dividends paid:
  Common stock ($.31 per share)...........................                                               (21,942)
Issuance of 78,032 shares for dividend
  reinvestment and stock purchase plan....................                 156            1,777
Issuance of 12,504 shares for employee stock
  purchase dividend reinvestment plan.....................                  25              301
Issuance of 28,562 shares for employee stock option plan..                  58              567
Purchase of 726,042 shares under stock repurchase plan....              (1,452)         (18,144)
Vested stock options......................................                                2,106
Change in unrealized gains (losses) on securities.........                                                                (12,238)
                                                                  ------------      -----------      -----------      -----------
BALANCE, JUNE 30, 1996....................................             $95,332          $52,714         $655,484         $ (1,455)
                                                                  ============      ===========      ===========      ===========
BALANCE, DECEMBER 31, 1996................................             $94,872          $97,154         $641,212          $ 2,798
Net income................................................                                                64,559
Cash dividends paid:
  Common stock ($.37 per share)...........................                                               (26,553)
Issuance of 57,330 shares for dividend
  reinvestment and stock purchase plan....................                 114            1,899
Issuance of 10,509 shares for employee stock
  purchase dividend reinvestment plan.....................                  21              351
Issuance of 72,131 shares for employee stock option plan..                 144            1,373
Purchase of 170,000 shares under stock repurchase plan....                (340)          (5,739)
Issuance of 23,701,458 shares for a 3 for 2 stock split...              47,403          (47,437)
Vested stock options......................................                                1,114
Change in unrealized gains (losses) on securities.........                                                                    444
                                                                  ------------      -----------      -----------      -----------
BALANCE, JUNE 30, 1997....................................            $142,214          $48,715         $679,218          $ 3,242
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

2) Year to date per share amounts are based on the weighted average number of common shares outstanding during the period of 71,128,269 shares for 1997 and 71,742,504 shares for 1996.

3) In June 1997, the Corporation's Board of Directors declared a 3 for 2 split in the form of a stock dividend on its common stock. Average shares and per share amounts have been adjusted to give effect to the Board action.

4) Under the provisions of Statements of Financial Accounting Standards
   (SFAS) No. 114 and 118, "Accounting by Creditors for Impairment of a Loan," a loan is considered impaired, based upon current information and events, if it is probable that the Corporation will not collect all principal and interest payments according to the contractual terms of the loan agreement. Generally, a loan is considered impaired once either principal or interest payments become 90 days past due at the end of a calendar quarter. A loan may be considered impaired sooner if, in management's judgement, such action is warranted. The impairment of a loan is measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the repayment is expected to be provided predominantly by the underlying collateral. A majority of the Corporation's impaired loans are measured by reference to the fair value of the collateral. Interest income on impaired loans is recognized on the cash basis. Information with respect to impaired loans and the related valuation allowance (if the measure of the impaired loan is less than the recorded investment) is shown below.

                                                                                                    JUNE 30,        December 31,
(Dollars in thousands)                                                                                  1997                1996
-----------------------------------------------------------------------------------------------------------------------------------
Impaired loans with a valuation allowance............................................          $       2,560         $     2,649
Impaired loans with no valuation allowance...........................................                 25,384              13,128
                                                                                               -------------        ------------
  Total impaired loans...............................................................          $      27,944         $    15,777
                                                                                               =============        ============
Allowance for loan losses applicable to impaired loans...............................          $       1,534         $     1,194
Allowance for loan losses applicable to other than impaired loans....................                100,593              96,524
                                                                                               -------------        ------------
  Total allowance for loan losses....................................................          $     102,127         $    97,718
                                                                                               =============        ============
Year-to-date interest income on impaired loans recorded on the cash basis............          $         576         $       672
                                                                                               =============        ============
Year-to-date average recorded investment in impaired loans during the period.........          $      20,800         $    19,300
                                                                                               =============        ============
Quarter-to-date interest income on impaired loans recorded on the cash basis.........          $         429         $        34
                                                                                               =============        ============
Quarter-to-date average recorded investment in impaired loans during the period......          $      23,200         $    18,400
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

5) Various commitments to extend credit (lines of credit) are made in the normal course of banking business. At June 30, 1997, total unused lines of credit approximated $2,120,390,000. In addition, letters of credit are issued for the benefit of customers by affiliated banks. Outstanding letters of credit were $136,910,000 at June 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MERCANTILE BANKSHARES CORPORATION

EARNINGS SUMMARY
  Consolidated net income per share for the first quarter of 1997 was $.46, an increase of 15.0% over the $.40 for the comparable period last year. Consolidated net income was $32,545,000, an increase of 11.1% over the $29,302,000 for the second quarter of 1996.
  Consolidated net income per share for the six months ended June 30, 1997 was $.91, an increase of 15.2% over the $.79 for the comparable period last year. Consolidated net income was $64,559,000, an increase of 13.2% over the $57,035,000 for the first six months of 1996.
  In June 1997, the Corporation's Board of Directors declared a 3 for 2 split in the form of a stock dividend on its common stock. Average shares and per share amounts have been adjusted to give effect to the Board action.

NET INTEREST INCOME AND NET INTEREST MARGIN
  Net interest income for the three months ended June 30, 1997 was 8.9% higher than the amount for the comparable period in 1996 due to an increase of 5.3% in average earning assets and an increase of 3.1%, or 16 basis points, in net interest margin on earning assets. Average total loans increased by 8.9% over the second quarter of 1996 to $4,781,200,000.
  Net interest income for the six months ended June 30, 1997 was 7.9% higher than the amount for the comparable period in 1996 due to an increase of 4.9% in average earning assets and an increase of 3.3%, or 17 basis points, in net interest margin on earning assets. Average total loans increased by 8.1% over the first half of 1996 to $4,694,700,000 for the first half of 1997.

NONINTEREST INCOME
  Total noninterest income for the quarter ended June 30, 1997 increased
6.8% to $24,021,000 from $22,497,000 for the second quarter of 1996. Factors contributing to this increase include an increase in trust division revenues and an increase in other fee income from general bank services and products. These increases were partially offset by securities losses of $288,000 compared to securities gains of $8,000.
  For the first six months of 1997, total noninterest income increased 7.2% to $47,019,000 from $43,867,000 for the first half of 1996. Factors contributing to this increase include an increase in trust division revenues, an increase in other income primarily due to a gain of $1,175,000 on the sale of a bank owned building during the first quarter of 1997, and an increase in other fee income from general bank services and products.
These increases were partially offset by securities losses of $1,499,000 during the first half of 1997 compared to securities gains of $74,000 in 1996.

NONINTEREST EXPENSES
  Total noninterest expenses, excluding the provision for loan losses, for the second quarter of 1997 increased 7.9% from the comparable period in 1996 principally due to non-recurring expenses of approximately $2,250,000 associated with the successful conversion to year 2000 compliant software during the second quarter of 1997. Increases in salaries, employee benefits, communications and supplies, and net occupancy expense of bank premises, were partially offset by lower expenses related to furniture and equipment expenses.
  Total noninterest expenses, excluding the provision for loan losses, for the first half of 1997 increased 4.9% from the comparable period in 1996 which also reflects year 2000 compliant software non-recurring expenses. Increases in salaries and communications and supplies, were partially offset by lower expenses related to occupancy and equipment expenses, and employee benefits.

ANALYSYS OF FINANCIAL CONDITION
  Investment securities decreased 4.3% to $1,553,064,000 at June 30, 1997 from $1,622,966,000 at December 31, 1996. Total loans outstanding increased 6.3% to $4,869,455,000 at June 30,1997 from $4,582,712,000 at December 31,
1996.
  Total deposits increased 2.5% to $5,472,949,000 at June 30, 1997 from $5,339,655,000 at December 31, 1996. Interest-bearing deposits increased
1.4% to $4,309,657,000 which represents 78.7% of total deposits at June 30, 1997, compared to $4,249,308,000 which represents 79.6% of total deposits at December 31, 1996. The growth in interest-bearing deposit accounts is due primarily to an increase in time deposits. Noninterest-bearing deposits increased 6.7% to $1,163,292,000 as of June 30, 1997, compared to $1,090,347,000 at December 31, 1996.
  Total stockholders' equity increased 4.5% to $873,389,000 at June 30, 1997 from $836,036,000 at December 31, 1996. The increase from net income was largely offset by dividends paid and, to a smaller extent, by share repurchases. The continued strong capital position is evidenced by the ratio of stockholders' equity to total assets of 12.76% at June 30, 1997 compared to 12.59% at December 31, 1996. For more details see the Statement of Changes in Consolidated Stockholders' Equity on page 5 and Footnote No. 3.

ASSET QUALITY
Non-Performing Assets
  Non-performing assets consist of non-accrual loans, renegotiated loans and other real estate owned (i.e., real estate acquired in foreclosure or in lieu of foreclosure). With respect to non-accrual loans, the Corporation's policy is that, regardless of the value of the underlying collateral and/or guarantees, no interest is accrued on the entire balance once either principal or interest payments on any loan become 90 days past due at the end of a calendar quarter. All accrued and uncollected interest on such loans is eliminated from the income statement and is recognized only as collected. A loan may be put on non-accrual status sooner than this standard if, in management's judgement, such action is warranted. During the six months ended June 30, 1997, non-performing assets increased $10,736,000 to $34,509,000. Non-performing loans, one of the components of non-performing assets, increased $11,257,000 while other real estate owned, the other component, decreased $521,000. The increase in non-performing loans is primarily attributable to a single commercial loan customer.

Non-Performing Assets                                                                               JUNE 30,        December 31,
(Dollars in thousands)                                                                                  1997                1996
-----------------------------------------------------------------------------------------------------------------------------------
Non-accrual loans (1)...................................................................             $31,714             $20,457
Renegotiated loans (1)..................................................................                NONE                NONE
Loans contractually past due 90 days or more and still accruing interest................                NONE                NONE
                                                                                                     -------             -------
    Total non-performing loans..........................................................              31,714              20,457
Other real estate owned.................................................................               2,795               3,316
                                                                                                     -------             -------
    Total non-performing assets.........................................................             $34,509             $23,773
                                                                                                     =======             =======

1) Total interest on these loans is not considered to be material in any of the periods reported herein. Aggregate gross interest income of $1,488,000 and $1,982,000 for the first six months of 1997 and the year 1996, respectively, on non-accrual and renegotiated loans, would have been recorded if these loans had been accruing on their original terms throughout the period or since origination if held for part of the period. The amount of interest income on the non-accrual and renegotiated loans that was recorded totalled $666,000 and $875,000 for the first six months of 1997 and the year 1996, respectively.

NOTE: As of June 30, 1997, the Corporation was monitoring loans estimated to aggregate $4,103,000 not currently classified as non-accrual or renegotiated loans. These loans have characteristics which indicate they may result in such classification in the future.

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

The following table presents a summary of the activity in the Allowance for Loan Losses.


                                                                 For the 6 Months Ended                  For the 3 Months Ended
Allowance for Loan Losses                                               June 30,                                June 30,
(Dollars in thousands)                                          1997                1996                1997                1996
-----------------------------------------------------------------------------------------------------------------------------------
Allowance balance--beginning....................          $   97,718          $   91,398          $  100,202          $   94,997
Charge-offs:
  Commercial, financial and agricultural........                (892)             (1,340)               (444)               (631)
  Real estate--construction.....................                  (6)                (55)                                    (55)
  Real estate--mortgage.........................                (146)               (187)                (44)               (125)
  Consumer......................................              (2,050)             (1,710)             (1,082)               (801)
                                                        ------------        ------------        ------------        ------------
    Totals......................................              (3,094)             (3,292)             (1,570)             (1,612)
                                                        ------------        ------------        ------------        ------------
Recoveries:
  Commercial, financial and agricultural........                 188               1,079                  88                 153
  Real estate--construction.....................                   2                   4                   2
  Real estate--mortgage.........................                  81                 797                  26                 120
  Consumer......................................                 807                 630                 367                 357
                                                        ------------        ------------        ------------        ------------
    Totals......................................               1,078               2,510                 483                 630
                                                        ------------        ------------        ------------        ------------
Net charge-offs.................................              (2,016)               (782)             (1,087)               (982)
Provision for loan losses.......................               6,425               6,674               3,012               3,275
                                                        ------------        ------------        ------------        ------------
Allowance balance--ending.......................          $  102,127          $   97,290          $  102,127          $   97,290
                                                        ============        ============        ============        ============
Average loans outstanding during period.........          $4,694,700          $4,342,200          $4,781,200          $4,389,400
                                                        ============        ============        ============        ============
Net charge-offs (annualized) as a percentage of
  average loans outstanding during period.......                 .09%                .04%                .09%                .09%
                                                                 ===                 ===                 ===                 ===
Allowance for loan losses at period end as a
  percentage of average loans...................                2.18%               2.24%               2.14%               2.22%
                                                                ====                ====                ====                ====
Allowance for loan losses at period end as a
  percentage of non-performing loans at period
  end...........................................              322.02%             422.80%
                                                              ======              ======

Charge-Offs
  Intensive collection efforts continue after charge-off in order to maximize the recovery of amounts previously charged off. Net charge-offs were $2,016,000 for the first half of 1997 versus $782,000 during the first six months of 1996. For further details of charge-offs and recoveries see the preceding Allowance For Loan Losses table.

                      MERCANTILE BANKSHARES CORPORATION

ANALYSIS OF INTEREST RATES AND INTEREST DIFFERENTIALS

The following table presents the distribution of the average consolidated balance sheets, interest income/expense and annualized yields earned and rates paid through the first six months of the year.

                                                                          1997                                  1996
                                                         --------------------------------------   --------------------------------
                                                             Average       Income*/     Yield*/       Average    Income*/  Yield*/
(Dollars in thousands)                                       Balance        Expense        Rate       Balance     Expense     Rate
-----------------------------------------------------------------------------------------------------------------------------------
Earning assets
  Loans:
    Commercial.......................................     $1,576,300       $ 71,352        9.13%   $1,417,200    $ 66,317     9.41%
    Real estate......................................      2,473,700        111,598        9.10     2,297,100     103,375     9.05
    Consumer**.......................................        644,700         29,102        9.10       627,900      29,070     9.31
                                                         -----------    -----------               -----------  ----------
        Total loans..................................      4,694,700        212,052        9.11     4,342,200     198,762     9.21
                                                         -----------    -----------               -----------  ----------
  Federal funds sold.................................         34,400            901        5.29        81,800       2,110     5.19
  Securities purchased under resale agreements.......                                                  10,600         325     6.18
  Securities***:
    Taxable securities
      U.S. Treasury securities.......................      1,530,700         45,800        6.03     1,529,800      43,961     5.78
      U.S. Agency securities.........................         15,000            411        5.54        19,800         531     5.39
      Other stocks and bonds.........................         22,600            882        7.86        16,600         651     7.86
    Tax-exempt securities
      States and political subdivisions..............         13,200            509        7.79        15,100         568     7.57
                                                         -----------    -----------               -----------  ----------
        Total securities.............................      1,581,500         47,602        6.07     1,581,300      45,711     5.81
                                                         -----------    -----------               -----------  ----------
  Interest-bearing deposits in other banks...........            100              3        5.97           200           4     4.61
                                                         -----------    -----------               -----------  ----------
        Total earning assets.........................      6,310,700        260,558        8.32     6,016,100     246,912     8.25
                                                                        -----------                            ----------
Cash and due from banks..............................        186,100                                  209,200
Bank premises and equipment, net.....................         78,700                                   79,500
Other assets.........................................        155,800                                  152,000
Less: allowance for loan losses......................        (99,900)                                 (94,700)
                                                         -----------                              -----------
        Total assets.................................     $6,631,400                               $6,362,100
                                                         ===========                              ===========
Interest-bearing liabilities
  Deposits:
    Savings deposits.................................     $2,198,800         28,539        2.62    $2,218,700      29,024     2.63
    Time deposits....................................      2,087,200         56,257        5.44     2,008,800      55,829     5.59
                                                         -----------    -----------               -----------  ----------
        Total interest-bearing deposits..............      4,286,000         84,796        3.99     4,227,500      84,853     4.04
  Short-term borrowings..............................        331,700          7,654        4.65       281,700       6,884     4.91
  Long-term debt.....................................         49,800          1,668        6.75        29,700         960     6.50
                                                         -----------    -----------               -----------  ----------
        Total interest-bearing funds.................      4,667,500         94,118        4.07     4,538,900      92,697     4.11
                                                                        -----------                            ----------
Noninterest-bearing deposits.........................      1,018,200                                  949,700
Other liabilities and accrued expenses...............         84,300                                   76,000
                                                         -----------                              -----------
        Total liabilities............................      5,770,000                                5,564,600
Stockholders' equity.................................        861,400                                  797,500
                                                         -----------                              -----------
        Total liabilities and stockholders' equity...     $6,631,400                               $6,362,100
                                                         ===========                              ===========
Net interest income..................................                      $166,440                              $154,215
                                                                           ========                              ========
Net interest rate spread.............................                                      4.25%                              4.14%
Effect of noninterest-bearing funds..................                                      1.07                               1.01
                                                                                       --------                            -------
Net interest margin on earning assets................                                      5.32%                              5.15%
                                                                                       ========                            =======
Taxable-equivalent adjustment included in:
    Loan income......................................                      $  1,909                              $  1,848
    Investment securities income.....................                           330                                   258
                                                                        -----------                            ----------
        Total........................................                      $  2,239                              $  2,106
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

RECENT FASB PRONOUNCEMENTS
  Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, was issued in February 1997. This Statement specifies the computation, presentation, and disclosure requirements for earnings per share (EPS). This Statement's objective is to simplify the computation of earnings per share and to make the U.S. standard for computing earnings per share more compatible with the EPS standards of other countries. This Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. After the effective date, all prior period EPS data presented shall be restated to conform with the provisions of this Statement. This Statement is not expected to have a material effect on the computation, presentation or disclosure of EPS for Mercantile Bankshares Corporation.
  Statement of Financial Accounting Standards No. 130, Reporting
Comprehensive Income, was issued in June 1997. This Statement establishes standards for disclosing comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity from transactions and other events and circumstances from nonowner sources. Comprehensive income includes net income which is adjusted for items such as unrealized gains and losses on certain investment securities and minimum pension liability adjustments. This Statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.
  Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information, was issued in June 1997. This Statement establishes standards for disclosing information about operating segments in financial statements. Operating segments are components of a business about which separate financial information is available that is evaluated by management in deciding how to allocate resources and in assessing performance. Management has not determined yet whether additional disclosure will be necessary under the requirements of SFAS No. 131. For year-end disclosure, this Statement is effective for fiscal years beginning after December 15, 1997. Interim reporting disclosures would not be required in the first year of adoption, but would begin the first quarter immediately after the first year of providing year-end disclosures. For interim reporting, the preceding year's interim information must be presented on a comparative basis.

PART II. OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

  Description of matters voted upon and vote at Annual Meeting of Shareholders held April 30, 1997.

  Results on voting for Election of Directors:

          DIRECTORS                    FOR                   WITHHELD
  --------------------------  ----------------------  ----------------------
  H. Furlong Baldwin                40,250,046               258,626
  Thomas M. Bancroft, Jr.           40,278,921               229,751
  Richard O. Berndt                 39,809,290               699,382
  James A. Block, M.D.              38,935,661             1,573,011
  William R. Brody. M.D.            39,925,233               583,439
  George L. Bunting, Jr.            40,266,827               241,845
  Edward K. Dunn, Jr.               40,274,437               234,235
  Martin L. Grass                   38,957,897             1,550,775
  Freeman A. Hrabowski, III         40,240,602               268,070
  B. Larry Jenkins                  40,283,479               225,193
  Robert A. Kinsley                 40,263,653               245,019
  Robert D. Kunisch                 40,242,209               266,463
  William J. McCarthy               39,784,799               723,873
  Morris W. Offit                   36,348,909             4,159,763
  Christian H. Poindexter           40,265,009               243,663
  William C. Richardson             40,233,847               274,825
  Donald J. Shepard                 40,286,185               222,487
  Calman J. Zamoiski, Jr.           40,236,486               272,186

  Results of voting on an amendment to the Articles of Incorporation to increase the authorized Common Stock of Mercantile Bankshares Corporation from 67,000,000 shares to 130,000,000 shares:


             For                      Against                 Abstained
  --------------------------  -----------------------  -----------------------
          38,547,615                 1,567,813                  393,244

  Results of voting on the Omnibus Stock Plan, as amended to continue qualification under Section 162 (m) of the Internal Revenue Code:


             For                      Against                 Abstained
  --------------------------  -----------------------  -----------------------
          37,653,821                 2,040,362                 814,489

  Results on Voting on Ratification of Appointment of Auditor (Coopers & Lybrand L.L.P.):

             For                      Against                 Abstained
  --------------------------  -----------------------  -----------------------
          40,107,194                  114,593                  286,885

  There were no broker non-votes on these matters.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits--
              Exhibit 27--Financial Data Schedule
        (b) No Forms 8-K were filed in the quarter ended June 30, 1997.

                                  Signatures

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MERCANTILE BANKSHARES CORPORATION

August 12, 1997                           Principal Executive Officer
                                          /s/  H. Furlong Baldwin
                                          By: H. Furlong Baldwin
                                          Chairman of the Board and
                                          Chief Executive Officer


August 12, 1997                           Principal Financial Officer
                                          /s/ Terry L. Troupe
                                          By: Terry L. Troupe
                                          Chief Financial Officer


August 12, 1997                           Principal Accounting Officer
                                          /s/ Jerry F. Graham
                                          By: Jerry F. Graham
                                          Exec. Vice President and Controller