Form 10-Q
period 1997-09-30
MERCANTILE BANKSHARES CORP
filed 1997-11-12
CIK 64908

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                        ------------------------------

                                  FORM 10-Q
         (MARK ONE)
         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1997

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

As of October 31, 1997, registrant had outstanding 71,822,467 shares of Common Stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                      MERCANTILE BANKSHARES CORPORATION

                         CONSOLIDATED BALANCE SHEETS

                                                                                           SEPTEMBER 30,           December 31,
(Dollars in thousands, except per share data)                                                       1997                   1996
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks..........................................................             $  221,584             $  257,337
Interest-bearing deposits in other banks.........................................                    100                    100
Investment securities:
    U.S. Treasury and government agencies
      Available-for-sale at fair value...........................................              1,577,900              1,581,517
    States and political subdivisions
      Held-to-maturity--market value of $12,333 (1997) and $13,642 (1996)........                 12,285                 13,551
      Available-for-sale at fair value...........................................                    756                     36
    Other investments
      Held-to-maturity--market value of $13,230 (1997) and $12,734 (1996)........                 13,230                 12,728
      Available-for-sale at fair value...........................................                 16,135                 15,134
                                                                                           -------------          -------------
        Total investment securities..............................................              1,620,306              1,622,966
                                                                                           -------------          -------------
Federal funds sold...............................................................                 99,428                 27,942

Loans............................................................................              4,979,503              4,582,712
Less: allowance for loan losses..................................................               (106,259)               (97,718)
                                                                                           -------------          -------------
        Loans, net...............................................................              4,873,244              4,484,994
                                                                                           -------------          -------------
Bank premises and equipment, less accumulated depreciation of
  $84,023 (1997) and $83,383 (1996)..............................................                 81,546                 80,738
Other real estate owned, net.....................................................                  2,734                  3,316
Excess cost over equity in affiliated banks, net.................................                 36,903                 28,276
Other assets.....................................................................                137,086                137,012
                                                                                           -------------          -------------
        Total assets.............................................................             $7,072,931             $6,642,681
                                                                                           =============          =============
LIABILITIES
Deposits:
    Noninterest-bearing deposits.................................................             $1,151,317             $1,090,347
    Interest-bearing deposits....................................................              4,485,342              4,249,308
                                                                                           -------------          -------------
        Total deposits...........................................................              5,636,659              5,339,655
Short-term borrowings............................................................                378,635                336,655
Accrued expenses and other liabilities...........................................                 94,938                 80,940
Long-term debt...................................................................                 50,024                 49,395
                                                                                           -------------          -------------
        Total liabilities........................................................              6,160,256              5,806,645
                                                                                           -------------          -------------
STOCKHOLDERS' EQUITY
Preferred stock, no par value; authorized 2,000,000 shares; issued and outstanding--None
Common stock, $2 par value; authorized 130,000,000 shares;
  issued 71,818,723 shares in 1997 and 47,435,322 shares in 1996.................                143,637                 94,872
Capital surplus..................................................................                 60,600                 97,154
Retained earnings................................................................                699,626                641,212
Unrealized gains (losses) on securities, net of taxes............................                  8,812                  2,798
                                                                                           -------------          -------------
        Total stockholders' equity...............................................                912,675                836,036
                                                                                           -------------          -------------
            Total liabilities and stockholders' equity...........................             $7,072,931             $6,642,681
                                                                                           =============          =============


See notes to consolidated financial statements

                      MERCANTILE BANKSHARES CORPORATION

                       STATEMENT OF CONSOLIDATED INCOME


                                                                      For the 9 Months Ended                For the 3 Months Ended
                                                                           September 30,                        September 30,
(Dollars in thousands, except per share data)                        1997                1996               1997             1996
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans...........................            $321,954            $298,633           $111,811         $101,719
                                                             ------------        ------------        -----------      -----------
Interest and dividends on investment securities:
  Taxable interest income............................              69,445              67,745             23,234           23,253
  Tax-exempt interest income.........................                 493                 536                170              176
  Dividends..........................................                 813                 456                307              146
  Other investment income............................                 332                 436                100              145
                                                             ------------        ------------        -----------      -----------
                                                                   71,083              69,173             23,811           23,720
                                                             ------------        ------------        -----------      -----------
Other interest income................................               2,242               3,367              1,338              928
                                                             ------------        ------------        -----------      -----------
        Total interest income........................             395,279             371,173            136,960          126,367
                                                             ------------        ------------        -----------      -----------
INTEREST EXPENSE
Interest on deposits.................................             130,593             127,856             45,797           43,003
Interest on short-term borrowings....................              12,372              10,540              4,718            3,656
Interest on long-term debt...........................               2,498               1,783                830              823
                                                             ------------        ------------        -----------      -----------
        Total interest expense.......................             145,463             140,179             51,345           47,482
                                                             ------------        ------------        -----------      -----------
NET INTEREST INCOME..................................             249,816             230,994             85,615           78,885
Provision for loan losses............................               9,943              10,862              3,518            4,188
                                                             ------------        ------------        -----------      -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES..             239,873             220,132             82,097           74,697
                                                             ------------        ------------        -----------      -----------

NONINTEREST INCOME
Trust division services..............................              38,317              34,105             13,511           11,094
Service charges on deposit accounts..................              12,522              12,021              4,336            4,093
Other fees...........................................              19,501              18,324              7,400            7,091
Investment securities gains and (losses).............              (1,491)                 74                  8
Other income.........................................               4,291               2,243                866              622
                                                             ------------        ------------        -----------      -----------
        Total noninterest income.....................              73,140              66,767             26,121           22,900
                                                             ------------        ------------        -----------      -----------

NONINTEREST EXPENSES
Salaries.............................................              76,946              73,139             25,876           24,259
Employee benefits....................................              16,803              17,364              5,366            5,810
Net occupancy expense of bank premises...............               8,670               8,742              3,109            2,974
Furniture and equipment expenses.....................              13,337              13,016              4,727            3,942
Communications and supplies..........................               8,713               7,869              2,986            2,725
FDIC insurance premium expense.......................                 483                 156                169               42
Other expenses.......................................              31,030              27,471             11,063           10,141
                                                             ------------        ------------        -----------      -----------
        Total noninterest expenses...................             155,982             147,757             53,296           49,893
                                                             ------------        ------------        -----------      -----------
Income before income taxes...........................             157,031             139,142             54,922           47,704
Applicable income taxes..............................              57,708              52,100             20,158           17,697
                                                             ------------        ------------        -----------      -----------
NET INCOME...........................................            $ 99,323            $ 87,042           $ 34,764         $ 30,007
                                                             ============        ============        ===========      ===========
NET INCOME PER SHARE OF COMMON STOCK(2)..............               $1.39               $1.22               $.48             $.43
                                                             ============        ============        ===========      ===========




See notes to consolidated financial statements

                      MERCANTILE BANKSHARES CORPORATION

                     STATEMENT OF CONSOLIDATED CASH FLOWS

                                                                                                        For the 9 Months Ended
Increase (decrease) in cash and cash equivalents                                                             September 30,
(Dollars in thousands)                                                                                 1997                1996
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest and fees on loans.............................................................            $318,712            $297,875
Interest and dividends on investment securities........................................              69,308              66,781
Other interest income..................................................................               2,180               3,205
Noninterest income.....................................................................              74,252              63,794
Interest paid..........................................................................            (144,068)           (141,428)
Noninterest expenses paid..............................................................            (130,636)           (130,236)
Income taxes paid......................................................................             (60,182)            (57,006)
                                                                                               ------------        ------------
        Net cash provided by operating activities......................................             129,566             102,985
                                                                                               ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held-to-maturity.....................               2,265                 575
Proceeds from maturities of investment securities available-for-sale...................             427,988             430,835
Proceeds from sales of investment securities available-for-sale........................              33,291              65,081
Purchases of investment securities held-to-maturity....................................                (535)               (382)
Purchases of investment securities available-for-sale..................................            (442,763)           (551,690)
Net increase in customer loans.........................................................            (341,185)           (228,778)
Proceeds from sales of other real estate owned.........................................               2,154               2,418
Capital expenditures...................................................................             (10,502)             (7,431)
Proceeds from sales of buildings.......................................................               6,610
                                                                                               ------------        ------------
        Net cash provided by (used in) investing activities............................            (322,677)           (289,372)
                                                                                               ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits...........................................              48,068             110,756
Net decrease in checking plus interest and savings accounts............................             (29,238)            (17,230)
Net increase in certificates of deposit................................................             210,386              58,993
Net increase in short-term borrowings..................................................              42,680               9,306
Proceeds from issuance of long-term debt...............................................                                  25,000
Repayment of long-term debt............................................................                 (71)             (1,221)
Proceeds from issuance of shares.......................................................               5,425               4,328
Repurchase of common shares............................................................             (12,295)            (28,578)
Dividends paid.........................................................................             (40,909)            (34,253)
                                                                                               ------------        ------------
        Net cash provided by financing activities......................................             224,046             127,101
                                                                                               ------------        ------------
Net increase (decrease) in cash and cash equivalents...................................              30,935             (59,286)
Cash and cash equivalents at beginning of period.......................................             285,379             323,464
Adjustment for acquired banks..........................................................               4,798
                                                                                               ------------        ------------
Cash and cash equivalents at end of period.............................................            $321,112            $264,178
                                                                                               ============        ============

                                                                                                        For the 9 Months Ended
Reconciliation of net income to net cash provided by operating activities                                    September 30,
(Dollars in thousands)                                                                                 1997                1996
-----------------------------------------------------------------------------------------------------------------------------------
Net income.............................................................................            $ 99,323            $ 87,042
                                                                                               ------------        ------------
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization........................................................               6,014               6,044
  Provision for loan losses............................................................               9,943              10,862
  Amortization of excess cost over equity in affiliates................................               1,673               1,504
  Investment securities (gains) and losses.............................................               1,491                 (74)
  Write-downs of other real estate owned...............................................                 270                 124
  Gains on sales of other real estate owned............................................                (306)               (426)
  Gains on sales of buildings..........................................................              (1,382)
  Increase in interest receivable......................................................              (5,099)             (3,312)
  (Increase) decrease in other receivables.............................................               1,309              (2,473)
  Decrease in other assets.............................................................               6,341               3,565
  Increase (decrease) in interest payable..............................................               1,395              (1,249)
  Increase in accrued expenses.........................................................              11,068               6,284
  Decrease in taxes payable............................................................              (2,474)             (4,906)
                                                                                               ------------        ------------
        Total adjustments..............................................................              30,243              15,943
                                                                                               ------------        ------------
Net cash provided by operating activities..............................................            $129,566            $102,985
                                                                                               ============        ============

See notes to consolidated financial statements

                      MERCANTILE BANKSHARES CORPORATION

          STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                                                                       Unrealized
                                                                                                                            Gains
                                                                                                                      (Losses) on
                                                                                                                      Securities,
                                                                        Common          Capital         Retained           Net of
(Dollars in thousands, except per share data)                            Stock          Surplus         Earnings            Taxes
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995................................             $96,545          $66,107         $620,391          $10,783
Net income................................................                                                87,042
Cash dividends paid:
  Common stock ($.48 per share)...........................                                               (34,253)
Issuance of 112,698 shares for dividend
  reinvestment and stock purchase plan....................                 225            2,669
Issuance of 19,450 shares for employee stock
  purchase dividend reinvestment plan.....................                  39              490
Issuance of 41,412 shares for employee stock option plan..                  83              822
Purchase of 1,066,043 shares under stock repurchase plan..              (2,132)         (26,446)
Vested stock options......................................                                2,106
Change in unrealized gains (losses) on securities.........                                                                (10,564)
                                                                  ------------      -----------      -----------      -----------
BALANCE, SEPTEMBER 30, 1996...............................             $94,760          $45,748         $673,180         $    219
                                                                  ============      ===========      ===========      ===========
BALANCE, DECEMBER 31, 1996................................             $94,872          $97,154         $641,212          $ 2,798
Net income................................................                                                99,323
Cash dividends paid:
  Common stock ($.57 per share)...........................                                               (40,909)
Issuance of 91,922 shares for dividend
  reinvestment and stock purchase plan....................                 183            2,907
Issuance of 17,177 shares for employee stock
  purchase dividend reinvestment plan.....................                  34              538
Issuance of 94,645 shares for employee stock option plan..                 189            1,608
Purchase of 394,175 shares under stock repurchase plan....                (788)         (11,507)
Issuance of 872,374 shares for bank acquisitions..........               1,744           16,223
Issuance of 23,701,458 shares for a 3 for 2 stock split...              47,403          (47,437)
Vested stock options......................................                                1,114
Change in unrealized gains (losses) on securities.........                                                                  6,014
                                                                  ------------      -----------      -----------      -----------
BALANCE, SEPTEMBER 30, 1997...............................            $143,637          $60,600         $699,626          $ 8,812
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

2) Year to date per share amounts are based on the weighted average number of common shares outstanding during the period of 71,343,876 shares for 1997 and 71,606,406 shares for 1996.

3) Amounts for the third quarter of 1997 include the accounts of Home Bank, Newark, Maryland and Farmers Bank of Mardela Springs, Maryland, which merged into Peninsula Bank, an existing affiliate of the Corporation, after the close of business on June 30, 1997. These acquisitions were accounted for using the purchase method of accounting.

4) In June 1997, the Corporation's Board of Directors declared a 3 for 2 stock split in the form of a stock dividend on its common stock. Average shares and per share amounts have been adjusted to give effect to the Board action.

5) Under the provisions of Statements of Financial Accounting Standards
   (SFAS) No. 114 and 118, "Accounting by Creditors for Impairment of a Loan," a loan is considered impaired, based upon current information and events, if it is probable that the Corporation will not collect all principal and interest payments according to the contractual terms of the loan agreement. Generally, a loan is considered impaired once either principal or interest payments become 90 days past due at the end of a calendar quarter. A loan may be considered impaired sooner if, in management's judgement, such action is warranted. The impairment of a loan is measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the repayment is expected to be provided predominantly by the underlying collateral. A majority of the Corporation's impaired loans are measured by reference to the fair value of the collateral. Interest income on impaired loans is recognized on the cash basis. Information with respect to impaired loans and the related valuation allowance (if the measure of the impaired loan is less than the recorded investment) is shown below.

                                                                                               SEPTEMBER 30,        December 31,
(Dollars in thousands)                                                                                  1997                1996
-----------------------------------------------------------------------------------------------------------------------------------
Impaired loans with a valuation allowance............................................          $       7,186         $     2,649
Impaired loans with no valuation allowance...........................................                 20,186              13,128
                                                                                               -------------        ------------
  Total impaired loans...............................................................          $      27,372         $    15,777
                                                                                               =============        ============
Allowance for loan losses applicable to impaired loans...............................          $       2,713         $     1,194
Allowance for loan losses applicable to other than impaired loans....................                103,546              96,524
                                                                                               -------------        ------------
  Total allowance for loan losses....................................................          $     106,259         $    97,718
                                                                                               =============        ============
Year-to-date interest income on impaired loans recorded on the cash basis............          $         840         $       672
                                                                                               =============        ============
Year-to-date average recorded investment in impaired loans during the period.........          $      22,000         $    19,300
                                                                                               =============        ============
Quarter-to-date interest income on impaired loans recorded on the cash basis.........          $         264         $        34
                                                                                               =============        ============
Quarter-to-date average recorded investment in impaired loans during the period......          $      24,600         $    18,400
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

6) Various commitments to extend credit (lines of credit) are made in the normal course of banking business. At September 30, 1997, total unused lines of credit approximated $2,287,010,000. In addition, letters of credit are issued for the benefit of customers by affiliated banks. Outstanding letters of credit were $139,760,000 at September 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MERCANTILE BANKSHARES CORPORATION

EARNINGS SUMMARY
  Consolidated net income per share for the third quarter of 1997 was $.48, an increase of 11.6% over the $.43 for the comparable period last year. Consolidated net income was $34,764,000, an increase of 15.9% over the $30,007,000 for the third quarter of 1996.
  Consolidated net income per share for the nine months ended September 30, 1997 was $1.39, an increase of 13.9% over the $1.22 for the comparable period last year. Consolidated net income was $99,323,000, an increase of 14.1% over the $87,042,000 for the first nine months of 1996.
  Amounts for the third quarter of 1997 include the accounts of Home Bank, Newark, Maryland and Farmers Bank of Mardela Springs, Maryland, which merged into Peninsula Bank, an existing affiliate of the Corporation, after the close of business on June 30, 1997. At the acquisition date, Home Bank and Farmers Bank had assets of $46,993,000 and $29,583,000, respectively. These acquisitions were not material to the results of operations of the Corporation and were accounted for using the purchase method of accounting.
  In June 1997, the Corporation's Board of Directors declared a 3 for 2 stock split in the form of a stock dividend on its common stock. Average shares and per share amounts have been adjusted to give effect to the Board action.

NET INTEREST INCOME AND NET INTEREST MARGIN
  Net interest income for the three months ended September 30, 1997 was 8.5% higher than the amount for the comparable period in 1996 primarily due to an increase of 7.7% in average earning assets and a slight increase in net interest margin on earnings assets. Average total loans increased by 10.9% over the third quarter of 1996 to $4,943,500,000.
  Net interest income for the nine months ended September 30, 1997 was 8.1% higher than the amount for the comparable period in 1996 due to an increase of 5.9% in average earning assets and an increase of 2.1%, or 11 basis points, in net interest margin on earning assets. Average loans increased by 9.1% over the first three quarters of 1996 to $4,778,500,000 for the first three quarters of 1997.

NONINTEREST INCOME
  Total noninterest income for the quarter ended September 30, 1997 increased 14.1% to $26,121,000 from $22,900,000 for the third quarter of 1996. Factors contributing to this increase include an increase in trust division revenues and an increase in other fee income from general bank services and products.
  For the first nine months of 1997, total noninterest income increased 9.5% to $73,140,000 from $66,767,000 for the first three quarters of 1996. Factors contributing to this increase include an increase in trust division revenues, an increase in other income primarily due to a gain of $1,175,000 on the sale of a bank owned building during the first quarter of 1997, and an increase in other fee income from general bank services and products. These increases were partially offset by securities losses of $1,491,000 during the first three quarters of 1997 compared to securities gains of $74,000 in 1996.

NONINTEREST EXPENSES
  Total noninterest expenses, excluding the provision for loan losses, for the third quarter of 1997 increased 6.8% from the comparable period in 1996. Increases in salaries, furniture and equipment, communications and supplies, and other expenses, were partially offset by lower expenses related to employee benefits.
  Total noninterest expenses, excluding the provision for loan losses, for the first three quarters of 1997 increased 5.6% from the comparable period in 1996. Included in total noninterest expenses are nonrecurring expenses of $2,250,000 associated with the successful conversion to year 2000 compliant software during the second quarter of 1997. Increases in salaries, communications and supplies, furniture and equipment expenses, and other expenses, were partially offset by lower expenses related to employee benefits.

ANALYSIS OF FINANCIAL CONDITION
  Investment securities decreased slightly to $1,620,306,000 at September 30, 1997 from $1,622,966,000 at December 31, 1996. Total loans outstanding increased 8.7% to $4,979,503,000 at September 30,1997 from $4,582,712,000 at
December 31, 1996.
  Total deposits increased 5.6% to $5,636,659,000 at September 30, 1997 from $5,339,655,000 at December 31, 1996. Interest-bearing deposits increased 5.6% to $4,485,342,000 at September 30, 1997, compared to $4,249,308,000 at
December 31, 1996. Interest-bearing deposits represent 79.6% of total deposits at each of these period ends. The growth in interest-bearing deposit accounts is due primarily to an increase in time deposits. Noninterest-bearing deposits also increased 5.6% to $1,151,317,000 as of September 30, 1997, compared to $1,090,347,000 at December 31, 1996.
  Total stockholders' equity increased 9.2% to $912,675,000 at September 30, 1997 from $836,036,000 at December 31, 1996. The increase from net income was partially offset by dividends paid and by share repurchases. The continued strong capital position is evidenced by the ratio of stockholders' equity to total assets of 12.90% at September 30, 1997 compared to 12.59% at December 31, 1996. For more details see the Statement of Changes in Consolidated Stockholders' Equity on page 5 and Footnote Nos. 3 and 4.

ASSET QUALITY
Non-Performing Assets
  Non-performing assets consist of non-accrual loans, renegotiated loans and other real estate owned (i.e., real estate acquired in foreclosure or in lieu of foreclosure). With respect to non-accrual loans, the Corporation's policy is that regardless of the value of the underlying collateral and/or guarantees, no interest is accrued on the entire balance once either principal or interest payments on any loan become 90 days past due at the end of a calendar quarter. All accrued and uncollected interest on such loans is eliminated from the income statement and is recognized only as collected. A loan may be put on non-accrual status sooner than this standard if, in management's judgement, such action is warranted. During the nine months ended September 30, 1997, non-performing assets increased $10,438,000 to $34,211,000. Non-performing loans, one of the components of non-performing assets, increased $11,020,000 while other real estate owned, the other component, decreased $582,000. The increase in non-performing loans is primarily attributable to a single commercial loan customer.

Non-Performing Assets                                                                          SEPTEMBER 30,        December 31,
(Dollars in thousands)                                                                                  1997                1996
-----------------------------------------------------------------------------------------------------------------------------------
Non-accrual loans (1)...................................................................             $31,477             $20,457
Renegotiated loans (1)..................................................................                NONE                NONE
Loans contractually past due 90 days or more and still accruing interest................                NONE                NONE
                                                                                                     -------             -------
    Total non-performing loans..........................................................              31,477              20,457
Other real estate owned.................................................................               2,734               3,316
                                                                                                     -------             -------
    Total non-performing assets.........................................................             $34,211             $23,773
                                                                                                     =======             =======

1) Total interest on these loans is not considered to be material in any of the periods reported herein. Aggregate gross interest income of $2,273,000 and $1,982,000 for the first nine months of 1997 and the year 1996, respectively, on non-accrual and renegotiated loans, would have been recorded if these loans had been accruing on their original terms throughout the period or since origination if held for part of the period. The amount of interest income on the non-accrual and renegotiated loans that was recorded totalled $1,144,000 and $875,000 for the first nine months of 1997 and the year 1996, respectively.

NOTE: The Corporation was monitoring loans estimated to aggregate $2,864,000 at September 30, 1997 and $4,645,000 at December 31, 1996, not classified as non-accrual or renegotiated loans. These loans have characteristics which indicated they might result in such classification in the future.

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

The following table presents a summary of the activity in the Allowance for Loan Losses.


                                                                 For the 9 Months Ended                  For the 3 Months Ended
Allowance for Loan Losses                                             September 30,                           September 30,
(Dollars in thousands)                                          1997                1996                1997                1996
-----------------------------------------------------------------------------------------------------------------------------------
Allowance balance--beginning....................          $   97,718          $   91,398          $  102,127          $   97,290
Allowance of acquired banks.....................               1,373                                   1,373

Charge-offs:
  Commercial, financial and agricultural........              (1,307)             (6,004)               (415)             (4,664)
  Real estate--construction.....................                  (6)                (66)                                    (11)
  Real estate--mortgage.........................                (483)               (349)               (337)               (162)
  Consumer......................................              (2,982)             (2,693)               (932)               (983)
                                                        ------------        ------------        ------------        ------------
    Totals......................................              (4,778)             (9,112)             (1,684)             (5,820)
                                                        ------------        ------------        ------------        ------------
Recoveries:
  Commercial, financial and agricultural........                 433               1,339                 245                 260
  Real estate--construction.....................                  11                   4                   9
  Real estate--mortgage.........................                 288                 856                 207                  59
  Consumer......................................               1,271                 941                 464                 311
                                                        ------------        ------------        ------------        ------------
    Totals......................................               2,003               3,140                 925                 630
                                                        ------------        ------------        ------------        ------------
Net charge-offs.................................              (2,775)             (5,972)               (759)             (5,190)
Provision for loan losses.......................               9,943              10,862               3,518               4,188
                                                        ------------        ------------        ------------        ------------
Allowance balance--ending.......................          $  106,259          $   96,288          $  106,259          $   96,288
                                                        ============        ============        ============        ============
Average loans outstanding during period.........          $4,778,500          $4,381,500          $4,943,500          $4,459,200
                                                        ============        ============        ============        ============
Net charge-offs (annualized) as a percentage of
  average loans outstanding during period.......                 .08%                .18%                .06%                .46%
                                                                 ===                 ===                 ===                 ===
Allowance for loan losses at period end as a
  percentage of average loans...................                2.22%               2.20%               2.15%               2.16%
                                                                ====                ====                ====                ====
Allowance for loan losses at period end as a
  percentage of non-performing loans at period
  end...........................................              337.58%             381.76%
                                                              ======              ======

Charge-Offs
  Intensive collection efforts continue after charge-off in order to maximize the recovery of amounts previously charged off. Net charge-offs were $2,775,000 for the first nine months of 1997 versus $5,972,000 during the first nine months of 1996. For further details of charge-offs and recoveries see the preceding Allowance For Loan Losses table.

                      MERCANTILE BANKSHARES CORPORATION

ANALYSIS OF INTEREST RATES AND INTEREST DIFFERENTIALS

The following table presents the distribution of the average consolidated balance sheets, interest income/expense and annualized yields earned and rates paid through the first nine months of the year.

                                                                          1997                                  1996
                                                         --------------------------------------   --------------------------------
                                                             Average       Income*/     Yield*/       Average    Income*/  Yield*/
(Dollars in thousands)                                       Balance        Expense        Rate       Balance     Expense     Rate
-----------------------------------------------------------------------------------------------------------------------------------
Earning assets
  Loans:
    Commercial.......................................     $1,640,300       $111,663        9.10%   $1,431,900    $100,317     9.36%
    Real estate......................................      2,492,400        169,326        9.08     2,325,800     157,541     9.05
    Consumer**.......................................        645,800         43,818        9.07       623,800      43,562     9.33
                                                         -----------    -----------               -----------  ----------
        Total loans..................................      4,778,500        324,807        9.09     4,381,500     301,420     9.19
                                                         -----------    -----------               -----------  ----------
  Federal funds sold.................................         54,400          2,238        5.50        77,000       3,036     5.27
  Securities purchased under resale agreements.......                                                   7,000         325     6.20
  Securities***:
    Taxable securities
      U.S. Treasury securities.......................      1,529,300         68,780        6.01     1,543,600      66,994     5.80
      U.S. Agency securities.........................         15,900            665        5.57        18,600         751     5.39
      Other stocks and bonds.........................         22,900          1,387        8.10        16,500         968     7.82
    Tax-exempt securities
      States and political subdivisions..............         13,400            779        7.79        14,900         846     7.58
                                                         -----------    -----------               -----------  ----------
        Total securities.............................      1,581,500         71,611        6.05     1,593,600      69,559     5.83
                                                         -----------    -----------               -----------  ----------
  Interest-bearing deposits in other banks...........            100              4        5.65           200           6     4.65
                                                         -----------    -----------               -----------  ----------
        Total earning assets.........................      6,414,500        398,660        8.31     6,059,300     374,346     8.25
                                                                        -----------                            ----------
Cash and due from banks..............................        195,000                                  211,600
Bank premises and equipment, net.....................         79,100                                   79,600
Other assets.........................................        162,200                                  151,700
Less: allowance for loan losses......................       (101,400)                                 (96,100)
                                                         -----------                              -----------
        Total assets.................................     $6,749,400                               $6,406,100
                                                         ===========                              ===========
Interest-bearing liabilities
  Deposits:
    Savings deposits.................................     $2,199,600         43,174        2.62    $2,218,400      43,695     2.63
    Time deposits....................................      2,141,300         87,419        5.46     2,013,700      84,161     5.58
                                                         -----------    -----------               -----------  ----------
        Total interest-bearing deposits..............      4,340,900        130,593        4.02     4,232,100     127,856     4.04
  Short-term borrowings..............................        341,600         12,372        4.84       287,600      10,540     4.90
  Long-term debt.....................................         49,900          2,498        6.69        36,300       1,783     6.55
                                                         -----------    -----------               -----------  ----------
        Total interest-bearing funds.................      4,732,400        145,463        4.11     4,556,000     140,179     4.11
                                                                        -----------                            ----------
Noninterest-bearing deposits.........................      1,055,400                                  971,500
Other liabilities and accrued expenses...............         86,800                                   74,700
                                                         -----------                              -----------
        Total liabilities............................      5,874,600                                5,602,200
Stockholders' equity.................................        874,800                                  803,900
                                                         -----------                              -----------
        Total liabilities and stockholders' equity...     $6,749,400                               $6,406,100
                                                         ===========                              ===========
Net interest income..................................                      $253,197                              $234,167
                                                                           ========                              ========
Net interest rate spread.............................                                      4.20%                              4.14%
Effect of noninterest-bearing funds..................                                      1.07                               1.02
                                                                                       --------                            -------
Net interest margin on earning assets................                                      5.27%                              5.16%
                                                                                       ========                            =======
Taxable-equivalent adjustment included in:
    Loan income......................................                      $  2,853                              $  2,787
    Investment securities income.....................                           528                                   386
                                                                        -----------                            ----------
        Total........................................                      $  3,381                              $  3,173
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

RECENT FASB PRONOUNCEMENTS
  Statement of Financial Accounting Standards No. 128, Earnings Per Share, was issued in February 1997. This Statement specifies the computation, presentation, and disclosure requirements for earnings per share (EPS). This Statement's objective is to simplify the computation of earnings per share and to make the U.S. standard for computing earnings per share more compatible with the EPS standards of other countries. This Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. After the effective date, all prior period EPS data presented shall be restated to conform with the provisions of this Statement. This Statement is not expected to have a material effect on the computation, presentation or disclosure of EPS for Mercantile Bankshares Corporation.
  Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, was issued in June 1997. This Statement establishes standards for disclosing comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity from transactions and other events and circumstances from nonowner sources. Comprehensive income includes net income which is adjusted for items such as unrealized gains and losses on certain investment securities and minimum pension liability adjustments. This Statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.
  Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information, was issued in June 1997. This Statement establishes standards for disclosing information about operating segments in financial statements. Operating segments are components of a business about which separate financial information is available that is evaluated by management in deciding how to allocate resources and in assessing performance. Management has not determined yet whether additional disclosure will be necessary under the requirements of SFAS No. 131. For year-end disclosure, this Statement is effective for fiscal years beginning after December 15, 1997. Interim reporting disclosures would not be required in the first year of adoption, but would begin the first quarter immediately after the first year of providing year-end disclosures. For interim reporting, the preceding year's interim information must be presented on a comparative basis.

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits--
              Exhibit 10 K--Mercantile Bankshares Corporation Omnibus Stock
                Plan (As Amended).
              Exhibit 10 V--Agreement, dated September 12, 1997 between
                Mercantile Bankshares Corporation, Mercantile-Safe Deposit and Trust Company and Edward K. Dunn, Jr.
              Exhibit 27--Financial Data Schedule
        (b) Form 8-K filed, dated June 30, 1997, Item 5. Other Events

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MERCANTILE BANKSHARES CORPORATION

November 12, 1997                         Principal Executive Officer
                                          /s/  H. Furlong Baldwin
                                          By: H. Furlong Baldwin
                                          Chairman of the Board and
                                          Chief Executive Officer


November 12, 1997                         Principal Financial Officer
                                          /s/ Terry L. Troupe
                                          By: Terry L. Troupe
                                          Chief Financial Officer


November 12, 1997                         Chief Accounting Officer
                                          /s/ Jerry F. Graham
                                          By: Jerry F. Graham
                                          Vice President and Controller