Form 10-K
period 1997-12-31
MERCANTILE BANKSHARES CORP
filed 1998-03-26
CIK 64908

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to

Commission file number                       0-5127

                       Mercantile Bankshares Corporation
             (Exact name of registrant as specified in its charter)

               Maryland                                        52-0898572
     State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization                          Identification No.)

Two Hopkins Plaza, P. O. Box 1477, Baltimore, Maryland
         (Address of principal executive offices)

Registrant's telephone number, including area code (410) 237-5900       21203
Securities registered pursuant to Section 12(b) of the Act:           (Zip Code)

       Title of each class             Name of each exchange on which registered
             None                                         None

          Securities registered pursuant to section 12(g) of the Act:
                          Common Stock ($2 par value)
                                (Title of class)
                        Preferred Stock Purchase Rights
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


         At February 27, 1998, the aggregate market value of shares of Common Stock held by non-affiliates of Registrant (including fiduciary accounts administered by affiliates) was $2,483,443,992 based on the last sale price on the Nasdaq National Market on February 27, 1998.

         As of February 27, 1998, 71,889,202 shares of common stock were outstanding.
         Documents Incorporated by Reference: Parts I, II and IV - Portions of Registrant's Annual Report to Stockholders for year ended December 31, 1997, as indicated, Part III - Definitive Proxy Statement of Registrant filed with the Securities and Exchange Commission under Regulation 14A.

                                     PART I

ITEM 1.  BUSINESS
                                    General


         Mercantile Bankshares Corporation ("Mercshares") was incorporated under the laws of Maryland on May 27, 1969. Mercshares is a bank holding company registered under the Bank Holding Company Act of 1956 and, as of December 31, 1997, owned substantially all of the outstanding shares of capital stock of twenty-one banks (the "Affiliated Banks"): The Annapolis Banking and Trust Company ("Annapolis"), Baltimore Trust Company ("Baltimore Trust"), Bank of Southern Maryland ("Southern"), Calvert Bank and Trust Company ("Calvert"), The Chestertown Bank of Maryland ("Chestertown"), The Citizens National Bank ("Citizens"), County Banking & Trust Company ("County"), The Eastville Bank ("Eastville"), Farmers & Merchants Bank - Eastern Shore ("Farmers & Merchants"), The Fidelity Bank ("Fidelity"), The First National Bank of St. Mary's ("First National"), The Forest Hill State Bank ("Forest Hill"), Fredericktown Bank & Trust Company ("Fredericktown"), Mercantile-Safe Deposit and Trust Company ("Merc-Safe"), The National Bank of Fredericksburg ("Fredericksburg"), Peninsula Bank ("Peninsula"), The Peoples Bank of Maryland ("Peoples"), Potomac Valley Bank ("Potomac"), St. Michaels Bank ("St. Michaels"), The Sparks State Bank ("Sparks Bank") and Westminster Bank and Trust Company of Carroll County ("Westminster"). Mercshares also owns all of the outstanding shares of Mercantile Mortgage Corporation, a mortgage banking company, MBC Agency, Inc., an insurance agency, and MBC Realty, Inc., which owns and operates various properties used by Merc-Safe. Merc-Safe owns all of the outstanding shares of Hopkins Plaza Agency, Inc., which acts as agent in the sale of fixed rate annuities, and MBC Leasing Corp., which provides tax oriented and finance leases of equipment. MBC Agency, Inc. owns all of the outstanding shares of Mercantile Life Insurance Company, which is in the business of reinsuring credit insurance made available through the Affiliated Banks. The Affiliated Banks, Mercantile Mortgage Corporation, MBC Agency, Inc., Mercantile Life Insurance Company, MBC Realty, Inc., Hopkins Plaza Agency, Inc. and MBC Leasing Corp. are herein referred to as "Affiliates." For information on the location and number of offices of the Affiliated Banks and Mercantile Mortgage Corporation, at December 31, 1997, see pages 53 to 59 of Registrant's Annual Report to Stockholders for the year ended December 31, 1997, which information is incorporated by reference herein.

         Mercshares periodically reviews and considers possible acquisitions of banks and corporations performing related activities and discusses such possible acquisitions with managements of the subject companies, and such acquisitions may be made from time to time. Such acquisitions are normally subject to regulatory approval.

         In November, 1997, Mercshares entered into an agreement to acquire all the outstanding shares of Marshall National Bank and Trust Company, of Marshall, Virginia. Under terms of the agreement, Mercshares will issue up to 677,198 shares of its common stock representing an exchange of 1.75 shares for each outstanding share of the common stock of Marshall National. The business of Marshall National will be continued, with the bank as a subsidiary of Mercshares. The affiliation has been approved by the shareholders of Marshall National and regulatory approvals are substantially complete. The affiliation is expected to be consummated early in 1998 and will be accounted for as a purchase.

                                   Operations

         The Affiliated Banks are engaged in a general commercial and retail banking business with normal banking services, including acceptance of demand, savings and time deposits and the making of various types of loans. Merc-Safe offers a full range of personal trust services, investment management services and (for corporate and institutional customers), investment advisory, financial and pension and profit sharing services. As of December 31, 1997, assets under the investment supervision of Merc-Safe's trust division had an estimated value of $12.2 billion, assets held in its personal and corporate custody accounts had an estimated value of $22.4 billion and assets held in escrow accounts had an estimated value of $15.1 million.

         Mercantile Mortgage Corporation, through offices in Maryland and Delaware, arranges for and services various types of mortgage loans as principal and as agent primarily for non-affiliated institutional investors and also for the Affiliated Banks.

         Hopkins Plaza Agency, Inc. acts as agent in the sale of fixed rate annuities, and MBC Leasing Corp. provides tax oriented and finance leases of equipment.

         MBC Agency, Inc., provides, under group policies, credit life insurance in connection with extensions of credit by Affiliated Banks. Mercantile Life Insurance Company, which is owned by MBC Agency, Inc., reinsures the insurance provided by that Company.

                            Statistical Information


         The statistical information required in this Item 1 is incorporated by reference to the information appearing in Registrant's Annual Report to Stockholders for the year ended December 31, 1997, as follows:


Disclosure Required by Guide 3           Reference to 1997 Annual Report
------------------------------           -------------------------------

(I)        Distribution of Assets,
           Liabilities and Stockholder
           Equity; Interest Rates and
           Interest Differential            Analysis of Interest Rates and Interest
                                            Differentials (pages 10-11)
                                            Rate/Volume Analysis (page 12)
                                            Non-performing Assets (pages 19-20)

(II)       Investment Portfolio             Bond Investment Portfolio (page 16)

(III)      Loan Portfolio                   Year-End Loan Data (page 49)
                                            Loan Maturity Schedule (page 21)
                                            Asset/Liability and Liquidity
                                            Management (pages 23-24)

                                       4

                                            Non-performing Assets (pages 19-20)

(IV)       Summary of Loan Loss
           Experience                       Allowance for Loan Losses
                                            (pages 17-19)
                                            and Credit Risk Analysis (page 17)

                                            Allocation of Allowance for Loan Losses
                                            (page 18)

(V)        Deposits                         Analysis of Interest Rates and Interest
                                            Differentials (pages 10-11)
                                            Notes to Financial Statements, Note
                                            5 - Deposits (page 37)

(VI)       Return on Equity
           and Assets                       Return on Equity and Assets (page 51)


(VII)      Short-Term Borrowings            Notes to Financial Statements, Note
                                            6 (page 38)



                                   Employees


At December 31, 1997, Mercshares and its Affiliates had approximately 835 officers and 2,054 other employees.

                                   Competition

         The banking business, in all of its phases, is highly competitive. Within their service areas, the Affiliated Banks compete with commercial banks (including local banks and branches or affiliates of other larger banks), savings and loan associations and credit unions for loans and deposits, and with insurance companies and other financial institutions for various types of loans. The Affiliated Banks also face competition for commercial and retail banking business from banks and financial institutions located outside their service areas. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "1994 Interstate Act"), which became law September 29, 1994, provided, among other things that, over time, bank holding companies that are adequately capitalized and managed will be permitted to acquire banks in any state, preempting essentially all state laws prohibiting interstate bank acquisitions and mergers, subject to certain state "opt-out" rights with respect to interstate mergers, as well as certain state "opt-in" rights with respect to other vehicles for interstate branching. Maryland, Virginia, Pennsylvania and numerous other states have "opted-in" to these provisions to the full extent permitted by the 1994 Interstate Act. As a result of this and other provisions of the Interstate Act and related state actions, competition may increase.

         While Mercshares is the second largest bank holding company headquartered in Maryland, it is the largest independent bank holding company in the state. Its largest subsidiary, Merc-Safe, is the fourth largest commercial bank in Maryland. During 1997, Mercshares also competed with Maryland-based bank subsidiaries of the first, second, fifth and sixth largest bank holding companies in the United States as well as banking subsidiaries of other non-Maryland bank holding companies. Measured in terms of assets under investment supervision, Merc-Safe believes it is one of the largest trust institutions in the southeastern United States. Merc-Safe competes for various classes of fiduciary and investment advisory business with other banks and trust companies, insurance companies, investment counseling firms, mutual funds and others.

         Mercantile Mortgage Corporation is a relatively small competitor in its area of activity. MBC Agency, Inc. is limited to providing credit life, health and accident insurance in connection with credit extended by the Affiliated Banks. Hopkins Plaza Agency, Inc. and MBC Leasing Corp. commenced business in 1996 and are small competitors in their areas of activity.

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

         Further, under Section 106 of the 1970 Amendments to the Act and the Board's Regulations, bank subsidiaries of bank holding companies are prohibited from engaging in certain tie-in arrangements with bank holding companies and their non-bank subsidiaries in connection with any extension of credit or provision of any property or services, subject to various exceptions established in the Board's regulations.

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

Recent Banking Legislation

         The 1994 Interstate Act made a number of major changes having a significant effect on the operations of banks. Although there are numerous provisions, the principal elements include those summarized below.

         Commencing September 29, 1995, bank holding companies that are adequately capitalized and managed were permitted to acquire banks in any state, essentially preempting state laws prohibiting interstate bank acquisitions. Commencing June 1, 1997, adequately capitalized and managed banks became able to engage in interstate branching by merging banks in different states. States could elect not to permit such merger generated branching by adopting specific legislation before June 1, 1997 in which case out-of-state banks generally will not be able to branch into such states, and banks headquartered in such states generally will not be permitted to branch into other states. States may also elect, by legislation, to permit acquisitions of existing branches of banks by out-of-state banks without the acquisition of the entire bank.

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

         The appropriate federal banking agency may also permit an adequately capitalized and managed bank to open and operate an interstate branch de novo in any state that has a law that applies equally to all banks and expressly permits all out-of-state banks to open and operate such a branch, provided the bank complies with state filing and community reinvestment requirements.
         Commencing September 29, 1995, subsidiaries of the same bank holding company could act as agents for one another in receiving deposits, closing and servicing loans and accepting loan payments without being deemed branches, but the new authority does not extend to originating or approving loans or opening deposit accounts.

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

         Although the 1994 Interstate Act, and regulations implementing its provisions, became effective over a multi-year period so that the ultimate impact cannot now be predicted, it is clear that it will have a substantial impact on the manner in which the banking business in the United States is conducted. In this regard also, Maryland, Virginia, Pennsylvania and numerous other states have adopted legislation "opting-in" to the provisions of the 1994 Interstate Act with respect to interstate de novo branching and interstate acquisition of existing branches without acquisition of the whole institution. Generally speaking, these "opt-in" provisions are initially on a reciprocal basis.

         In addition, the Riegle Community Development and Regulatory Improvement Act of 1994, which contains a number of provisions affecting the operations of financial institutions, became law September 23, 1994. Among these provisions are those that, (1) establish a Community Development Financial Institutions Fund to promote economic revitalization and development in communities considered to be financially underserved, through investment in Community Development Financial Institutions, (2) add protections to individuals entering into reverse mortgage transactions and "high cost" mortgage transactions, (3) remove certain impediments to the securitization of small business loans and leases in an effort to improve access to capital by small businesses, (4) reduce or simplify administrative requirements, previously imposed by regulations, of financial institutions to the extent consistent with safe and sound banking practices, (5) reduce and revise reporting requirements relating to money laundering, (6) improve compliance with the National Flood Insurance Program by lenders and secondary market purchasers in order to increase participation nationally by individuals with mortgaged homes or businesses in special flood hazard areas who have not purchased or maintained flood insurance coverage, and (7) ameliorate certain provisions of Section 39 of the Federal Deposit Insurance Act relating to the establishment of regulatory requirements with respect to asset quality, among other things. Regulations and standards designed to implement certain provisions of this law have been issued. The various provisions of this Act should facilitate the operations of banks but their overall impact cannot be predicted.

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

         In addition, in the past few years, the Board of Governors of the Federal Reserve System recently adopted numerous changes to their existing procedures with respect to (1) the acquisition of banks and non-banks, (2) changes in bank control, (3) commencement of non-banking activity de novo, (4) simplifying and expanding the regulatory list of permissible non-banking activities, (5) alleviating the tying rules, and (6) removing outmoded restrictions on bank holding company activity. The Board of Governors of the Federal Reserve System has also adopted significant changes designed to facilitate entry of holding companies into the securities business within the confines of the Glass-Steagall Act.

                                 Year 2000 Issue

         Mercshares is implementing a comprehensive program to prepare the systems of Mercshares and its Affiliates for year 2000 compliance. The year 2000 issue relates to systems designed to use two digits rather than four to define the applicable year. This flaw can cause system failures and disruptions, including inability to process transactions. As noted in Management's Discussion and Analysis of Financial Condition and Results of Operations (pages 14-15 of the Annual Report to Stockholders for the year ended December 31, 1997), Mercshares has incurred external costs of approximately $9,300,000 during the three years ended December 31, 1997 in implementation of its year 2000 compliance program and related system improvements. At this time, management does not anticipate material additional costs for the program, nor has management identified significant uncertainties concerning its achievement of year 2000 compliance. Investors should be aware, however, that any business can be seriously impacted by the failure of others, such as contractors, suppliers and customers, to attain compliance. Although Mercshares and Affiliates are sharing knowledge with customers (including borrowers) and others concerning these issues, the ultimate success or failure of such persons in attaining compliance is beyond Mercshares' control.

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

ITEM 2.  PROPERTIES

         The main offices of Merc-Safe and Mercshares are located in a 21-story building at Hopkins Plaza in Baltimore owned by MBC Realty, Inc., a wholly owned subsidiary of Mercshares. At December 31, 1997, approximately 150,000 square feet were occupied by Merc-Safe and Mercshares. At December 31, 1997, Merc-Safe also occupied approximately 132,000 square feet of leased space in a building located in Linthicum, Maryland, in which its operations and certain other departments are located. This building is also owned by MBC Realty, Inc. Of the 18 banking and bank-related offices occupied by Merc-Safe, four are owned in fee, four are owned subject to ground leases and ten are leased with aggregate annual rentals of approximately $1,225,000, not including rentals for the main office and adjacent premises owned by MBC Realty, Inc.

         Of the 155 banking offices of the other Affiliated Banks, 89 are owned in fee, ten are owned subject to ground leases and 56 are leased, with aggregate annual rentals of approximately $2,670,000 as of December 31, 1997.

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

SPECIAL ITEM:  EXECUTIVE OFFICERS OF THE REGISTRANT

         The Executive Officers of Registrant are:


Name                                        Position                                          Age
----                                        --------                                          ---

H. Furlong Baldwin                          Chairman of the Board, President                   66
                                            and Chief Executive Officer
Hugh W. Mohler                              Executive Vice President                           52
J. Marshall Reid (1)                        President and Chief                                52
                                            Operating Officer (Merc-Safe)
Jack E. Steil (1)                           Chairman - Credit Policy                           51
                                             (Merc-Safe)
Alan D. Yarbro                              General Counsel and Secretary                      56
Terry L. Troupe                             Chief Financial Officer and
                                             Treasurer                                         50
Robert W. Johnson                           Senior Vice President                              55
O. James Talbott, II                        Senior Vice President                              54


--------
(1) Messrs. Reid and Steil are officers of Merc-Safe. They are included above as executive officers because they participate in policy-making functions concerning Mercshares.

           No family relationships, as defined by the Rules and Regulations of the Securities and Exchange Commission, exist among any of the Executive Officers.
           All officers are elected annually by the Board of Directors and hold office at the pleasure of the Board.

           Mr. Baldwin has been Chairman of the Board of Mercshares since 1984, and has been its Chief Executive Officer since 1976. He assumed the presidency of Mercshares in 1997. He has been Chairman of the Board and Chief Executive Officer of Merc-Safe since 1976.

           Mr. Mohler was elected an Executive Vice President of Mercshares in March, 1994. He was a Senior Vice President of Merc-Safe from March, 1994 until September, 1994 when he was elected an Executive Vice President. He was President and Chief Executive Officer of Peninsula from 1978 until February, 1994.

           Mr. Reid was elected President and Chief Operating Officer of Merc-Safe in September, 1997. He joined Merc-Safe as a Senior Vice President in 1993 and served as an Executive Vice President from 1994 until September, 1997.

           Mr. Steil was elected Chairman - Credit Policy of Merc-Safe in September, 1997. He had previously served Merc-Safe as an Executive Vice President since 1994, and as Senior Vice President from 1988 to 1994.

           Mr. Yarbro has been General Counsel of Mercshares and Merc-Safe since April, 1996 and was elected Secretary of both companies in June, 1996. His prior employment was as a partner of Venable, Baetjer and Howard, LLP, where he practiced law for 29 years.

           Mr. Troupe has been Chief Financial Officer of Mercshares and Merc-Safe, and Treasurer of Mercshares, since September, 1996. He was Vice President and Chief Financial Officer of IREX Corporation, a specialty mechanical insulation contractor and distributor, from May, 1993 to May, 1996. Prior thereto, Mr. Troupe was Vice Chairman of Meridian Bancorp, Inc.

           Mr. Johnson has been Senior Vice President of Mercshares since 1989. He has been a Vice President of Merc-Safe since 1982.

           Mr. Talbott has been a Senior Vice President of Mercshares since 1989. He has been a Vice President of Merc-Safe since 1977.

           Edward K. Dunn, Jr. (age 62), served Mercshares and Merc-Safe in various executive capacities commencing in 1988, most recently as President of both companies. He resigned these positions in September, 1997, becoming Chairman of the Board of Mercantile Mortgage Corporation, and is no longer an executive officer of Mercshares or Merc-Safe.

           Jay M. Wilson (age 52), was an Executive Vice President of Mercshares and Merc-Safe from 1994 until December 31, 1997, when he resigned these positions. He is no longer an executive officer of Mercshares or Merc-Safe.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         Information required by this Item 5 is incorporated by reference to the information appearing under the captions "Dividends" and "Recent Common Stock Prices" on page 26 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1997.

           The following information is given in response to Item 701 of Regulation S-K. In December, 1997, two directors of Mercshares received an aggregate of 393 shares of Mercshares common stock, at fair market value, in lieu of a cash retainer fee, under the Mercshares Retainer Stock Plan for Non Employee Directors. The shares issuable under the Plan have not been registered under the Securities Act of 1933 in reliance on Release 33-6188 (1980) and Release 33- 6281 (1981). The only potential Plan participants are 17 outside directors. Mercshares common stock is actively traded on the Nasdaq National Market. The maximum number of shares (450,000) issuable over ten years under the Plan is less than 1% of the total shares outstanding.

ITEM 6.  SELECTED FINANCIAL DATA

           The information required by this Item 6 is incorporated by reference to the information appearing under the caption "Five Year Selected Financial Data" on page 49 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

              The information required by this Item 7 is incorporated by reference to the information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 8 to 26 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1997.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              The information required by this Item 8 and the auditor's report thereon are incorporated by reference to pages 27 to 48 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1997.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               The information required by this Item 13 is incorporated by reference to the definitive proxy statement of Registrant filed with the Securities and Exchange Commission under Regulation 14A.

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

                                 Exhibit Table

(3)  Charter and by-laws
     A. Charter of the Registrant (Exhibits 3-A(1) through 3-A(5) listed below are incorporated by reference to Exhibits 3-A(1) through 3-A(5) to Form S-1 of the Registrant, No. 2-39545,
          Exhibit 3-A(6) listed below is incorporated by reference to
          Exhibit 3-A(6) of Form S-1 of the Registrant, No. 2-41379,
          Exhibit 3-A(7) listed below is incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended 1993, Exhibit 3-A(7), Commission File No. 0-5127, Exhibit 3-A(8) listed below is incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended 1993, Exhibit 3-A(8), Commission File No. 0-5127, Exhibit 3-A(9) listed below is incorporated by reference to Exhibit
          B attached to Exhibit 4-A of Form 8-K of Registrant filed September 27, 1989, Commission File No. 0-5127, Exhibit 3-A(10) listed below is incorporated by reference to Exhibit B attached to Exhibit 4-A of Form 8-K of the Registrant filed January 9, 1990, Commission File No. 0-5127, Exhibit 3-A(11) listed below is incorporated by reference to Exhibit 3-A(11) of the Annual Report on Form 10-K for the year ended December 31, 1990, Commission File No. 0-5127, and Exhibit 3-A(12) listed below is incorporated by reference to Exhibit 3(i)(F) to Form S-4 of the Registrant, No. 333-43651.
          (1)   Articles of Incorporation effective May 27, 1969.
          (2)   Articles of Amendment effective June 6, 1969.
          (3)   Articles Supplementary effective August 28, 1970.
          (4)   Articles of Amendment effective December 14, 1970.
          (5)   Articles Supplementary effective May 10, 1971.
          (6)   Articles Supplementary effective July 30, 1971.
          (7)   Articles of Amendment effective May 8, 1986.
          (8)   Articles of Amendment effective April 27, 1988.
          (9)   Articles Supplementary effective September 13, 1989.
         (10)   Articles Supplementary effective January 3, 1990.
         (11)   Articles of Amendment effective April 26, 1990.
         (12)   Articles of Amendment effective April 30, 1997.

     B. By-Laws of the Registrant, as amended to date (filed  herewith).
 (4) Instruments defining the rights of security holders, including indentures, Charter and by-laws: See Item 14(a)(3) above.
     A. Rights Agreement dated as of September 12, 1989 between Registrant and the Rights Agent, including Form of Rights Certificate and Articles Supplementary
              (Incorporated by reference to Form 8-K of the Registrant filed September 27, 1989, Exhibit 4-A,
              Commission File No. 0-5127).
     B.       First Amendment, dated as of December 31, 1989, to
              Rights Agreement dated as of September 12, 1989 between Registrant and the Rights Agent, including amended Form of Rights Certificate and amended Form of Articles Supplementary (Incorporated by reference to Form 8-K of the Registrant filed January 9, 1990,
              Exhibit 4-A, Commission File No. 0-5127).
     C.       Second Amendment, dated as of September 30, 1993, to
              Rights Agreement dated as of September 12, 1989 between Registrant and the Rights Agent, including amended Form of Rights Certificate (Incorporated by reference to Form 8-K of the Registrant filed
              September 30, 1993, Exhibit 4-A, Commission
              File No. 0-5127).
     D. Third Amendment, dated as of June 30, 1997, to Rights Agreement dated as of September 12, 1989, between Registrant and the Rights Agent, including amended form of Rights Certificate (Incorporated by reference to Form 8-K of Registrant, filed July 11, 1997,
              Exhibit 4-A, Commission File No. 0-5127).
     E. Amendment No. 1 to Registrant's Registration Statement on Form 8-B, amending description of securities previously filed (Incorporated by reference to Form 8 filed December 20, 1991, Commission File No. 0-5127).
 (10)         Material contracts
     A.       Mercantile Bankshares Corporation and Affiliates Annual

              Incentive Compensation Plan, as amended through March
              10, 1998 (filed herewith).
     B.       Dividend Reinvestment and Stock Purchase Plan of
              Mercantile Bankshares Corporation (Incorporated by reference to the Plan text included in the Form S-3 Registration No. 33-44376.)
     C. Executive Employment Agreement dated March 24, 1982, between Mercantile Bankshares Corporation, Mercantile-Safe Deposit and Trust Company and H. Furlong Baldwin, as amended by Agreements dated March 13, 1984 and December 13, 1988 (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, Exhibit 10 D, Commission File
              No. 0-5127), as amended by Agreement dated January 29, 1997 (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10 C, Commission file No. 0-5127).
     D. Deferred Compensation Agreement, including supplemental pension and thrift plan arrangements, dated September 30, 1982, between Mercantile-Safe Deposit and Trust Company and H. Furlong Baldwin, as amended by Agreements dated as of October 24, 1983, March 13, 1984, January 1, 1987, December 8, 1987 and January 1, 1989 (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989,
              Exhibit 10 E, Commission File No. 0-5127), as amended by Agreement dated February 1, 1997 (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10 D, Commission File No. 0-5127).
     E.       Mercantile Bankshares Corporation and Participating
              Affiliates Unfunded Deferred Compensation Plan for
              Directors, as amended through January 1, 1984
              (Incorporated by reference to Registrant's Annual
              Report on Form 10-K for the year ended December 31, 1989, Exhibit 10 G, Commission File No. 0-5127), as amended and restated by amendment effective
              December 31, 1995 (Incorporated by reference to
              Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit
              10 F, Commission File No. 0-5127).
     F.       Mercantile Bankshares Corporation Employee Stock
              Purchase Dividend Reinvestment Plan dated February
              13, 1995 (Incorporated by reference to Registrant's
              Annual Report on Form 10-K for the year ended
              December 31, 1994, Exhibit 10 I, Commission File No.
              0-5127).
     G.       Executive Employment Agreement dated December 13,
              1988 between Mercantile Bankshares Corporation,
              Mercantile-Safe Deposit and Trust Company and Edward
              K. Dunn, Jr. (Incorporated by reference to
              Registrant's Annual Report on Form 10-K for year ended December 31, 1993, Exhibit 10 M, Commission
              File No. 0-5127).
     H. Executive Severance Agreements dated as of December 31, 1989 between Mercantile Bankshares Corporation and Mercantile-Safe Deposit and Trust Company, and each of H. Furlong Baldwin and Edward K. Dunn, Jr. (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, Exhibit 10 Q, Commission File No. 0-5127), as amended with respect to Mr. Baldwin by Agreement dated January 29, 1997 (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10 J, Commission File No. 0-5127).
     I. Mercantile Bankshares Corporation Omnibus Stock Plan (Incorporated by reference to Registrant's Quarterly
              Report on Form 10-Q for the period ended September
              30, 1997, Exhibit 10 K, Commission File No. 0-5127).
     J. Supplemental Pension Agreement dated January 10, 1992 between Mercantile Bankshares Corporation, Mercantile-Safe Deposit and

              Trust Company and Edward K. Dunn, Jr. (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, Exhibit 10 P, Commission File
              No. 0-5127).
     K.       Supplemental Pension Agreement, dated February 10,
              1995, between Mercantile Bankshares Corporation and Mercantile-Safe Deposit and Trust Company, Peninsula
              Bank and Hugh W. Mohler (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, Exhibit 10 Q, Commission
              File No. 0-5127).
     L.       Mercantile Bankshares Corporation and Participating
              Affiliates Supplemental Cash Balance Executive
              Retirement Plan, dated April 27, 1994, effective
              January 1, 1994 (Incorporated by reference to
              Registrant's Annual Report on Form 10-K for year ended December 31, 1994, Exhibit 10 R, Commission
              File No. 0- 5127).
     M.       Mercantile Bankshares Corporation and Participating
              Affiliates Supplemental 401(k) Executive Retirement
              Plan, dated December 13, 1994, effective January 1,
              1995 (Incorporated by reference to Registrant's
              Annual Report on Form 10-K for the year ended
              December 31, 1994, Exhibit 10 S, Commission File No.
              0-5127).
     N. Mercantile Bankshares Corporation Option Agreement with each of H. Furlong Baldwin (dated August 22, 1995 for 80,000 options), Edward K. Dunn, Jr. (dated August 17, 1995 for 45,000 options), Brian B. Topping (dated August 23, 1995 for 35,000 options), Hugh W. Mohler (dated August 22, 1995 for 30,000 options) and Jay M. Wilson (dated August 18, 1995 for 30,000 options) the Net Operating Income of each being that of Mercantile-Safe Deposit and Trust Company, (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10 Q, Commission File

              No. 0-5127).
     O.       Mercantile Bankshares Corporation Retainer Stock Plan
              For Non- Employee Directors dated March 12, 1996 (Incorporated by reference to Registrant's Annual
              Report on Form 10-K for the year ended December 31, 1995, Exhibit 10 R, Commission File No. 0-5127).
     P. Supplemental Cash Balance Plan and Thrift Agreement, dated April 12, 1996, between Mercantile Bankshares Corporation and Alan D. Yarbro (Incorporated by reference to Registrant's Quarterly Report on Form
              10-Q for the period ended June 30, 1996, Exhibit 10
              S, Commission File No. 0-5127).
     Q.       Executive Severance Agreement, dated as of April 24,
              1996, between Mercantile Bankshares Corporation and
              Alan D. Yarbro (Incorporated by reference to
              Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1996, Exhibit 10 T, Commission
              File No. 0-5127).
     R. Mercantile Bankshares Corporation Option Agreement with Alan D. Yarbro, dated April 26, 1996
              (Incorporated by reference to Registrant's Quarterly Report for the period ended June 30, 1996, Exhibit 10
              U, Commission File No. 0-5127).
     S. Agreement, dated July 12, 1996, among Mercantile-Safe Deposit and Trust Company, Brian B. Topping and
              Mercantile Bankshares Corporation (Incorporated by reference to Registrant's Quarterly Report on Form
              10-Q for the period ended September 30, 1996, Exhibit
              10 V, Commission File No. 0-5127).
     T. Agreement, dated September 12, 1997 among Mercantile Bankshares Corporation, Mercantile-Safe Deposit and
              Trust Company and Edward K. Dunn, Jr. (Incorporated by reference to Registrant's Quarterly Report on Form
              10-Q for the period ended September 30, 1997, Exhibit
              10 V, Commission File No. 0-5127).
     U.       Letter Agreement, dated December 29, 1997, amending Option

              Agreement between Mercantile Bankshares Corporation and Jay
              M. Wilson (filed herewith).

     (13) Annual Report to security holders for the year ended December 31, 1997 (filed herewith).

     (21)  Subsidiaries of the Registrant

           Information as to subsidiaries of the Registrant (filed herewith).

     (23)  Consent

           Consent of Certified Public Accountants (filed herewith)

     (24)  Power of Attorney

           Power of Attorney dated March 10, 1998 (filed herewith)

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                         INDEX TO FINANCIAL STATEMENTS

The Report of Independent Certified Public Accountants as pertaining to the
      Consolidated Financial Statements of Mercantile Bankshares Corporation and Affiliates and related notes is incorporated by reference to page 27 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1997.

Consolidated Financial Statements and related notes are incorporated by reference to the Registrant's Annual Report to Stockholders for the year ended December 31, 1997, and may be found on the pages of said Report as indicated in parentheses:

         Consolidated Balance Sheets, December 31, 1997 and 1996 (page 28) Statement of Consolidated Income for the years ended December 31, 1997,
          1996 and 1995 (page 29)
         Statement of Consolidated Cash Flows for the years ended December 31,
          1997, 1996 and 1995 (pages 30 and 31)
         Statement of Changes in Consolidated Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995 (page 32)
         Notes to Consolidated Financial Statements (pages 33 to 48)

Supplementary Data:

      Quarterly Results of Operations are incorporated by reference to the information appearing under the caption "Quarterly Results of Operations" on page 45 of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997.

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

MERCANTILE BANKSHARES CORPORATION

By:      /S/ H. Furlong Baldwin                                   March 26, 1998
         ______________________
         H. Furlong Baldwin, Chairman of the
         Board, President and Chief Executive Officer

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
Principal Executive Officer

/S/ H. Furlong Baldwin                                            March 26, 1998
______________________
H. Furlong Baldwin, Chairman of the
Board, President and Chief Executive Officer

Principal Financial Officer

/S/  Terry L. Troupe                                              March 26, 1998
______________________
Terry L. Troupe
Chief Financial Officer

Principal Accounting Officer

/S/  Jerry F. Graham                                              March 26, 1998
______________________
Jerry F. Graham
Vice President and Controller



A majority of the Board of Directors: Cynthia A. Archer, H. Furlong Baldwin, James A. Block, William R. Brody, George L. Bunting, Jr., Freeman A. Hrabowski, III, B. Larry Jenkins, Mary Junck, Robert A. Kinsley, William J. McCarthy, Morton B. Plant, Christian H. Poindexter, William C. Richardson, Donald J. Shepard, Calman J. Zamoiski, Jr.





By:      /S/ H. Furlong Baldwin                                   March 26, 1998
         ______________________
         H. Furlong Baldwin
         For Himself and as Attorney-in-Fact