Form 10-Q
period 1998-03-31
MERCANTILE BANKSHARES CORP
filed 1998-05-12
CIK 64908

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                        ------------------------------

                                  FORM 10-Q
         (MARK ONE)
         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 1998

                                      OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____ to _____

                        Commission File Number 0-5127
                        ------------------------------

                      MERCANTILE BANKSHARES CORPORATION
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Maryland                              52-0898572
     -------------------------------              -------------------
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)              Identification No.)

   2 Hopkins Plaza, Baltimore, Maryland                  21201
 ----------------------------------------             ------------
 (Address of principal executive offices)              (Zip code)

                                (410) 237-5900
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

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

As of April 30, 1998, registrant had outstanding 71,973,937 shares of Common Stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                      MERCANTILE BANKSHARES CORPORATION

                         CONSOLIDATED BALANCE SHEETS

                                                                                               MARCH 31,           December 31,
(Dollars in thousands, except per share data)                                                       1998                   1997
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks..........................................................             $  242,131             $  337,234
Interest-bearing deposits in other banks.........................................                    100                    100
Investment securities:
    U.S. Treasury and government agencies
      Available-for-sale at fair value...........................................              1,596,626              1,590,292
    States and political subdivisions
      Held-to-maturity--market value of $10,276 (1998) and $11,130 (1997)........                 10,223                 11,081
      Available-for-sale at fair value...........................................                    744                    757
    Other investments
      Held-to-maturity--market value of $14,321 (1998) and $13,229 (1997)........                 14,321                 13,229
      Available-for-sale at fair value...........................................                 16,228                 16,264
                                                                                           -------------          -------------
        Total investment securities..............................................              1,638,142              1,631,623
                                                                                           -------------          -------------
Federal funds sold...............................................................                197,486                  1,452
Securities purchased under resale agreements.....................................                                        75,000

Loans............................................................................              4,914,965              4,978,522
Less: allowance for loan losses..................................................               (107,044)              (106,097)
                                                                                           -------------          -------------
        Loans, net...............................................................              4,807,921              4,872,425
                                                                                           -------------          -------------
Bank premises and equipment, less accumulated depreciation of
  $83,816 (1998) and $85,245 (1997)..............................................                 83,280                 82,899
Other real estate owned, net.....................................................                  2,146                  2,627
Excess cost over equity in affiliated banks, net.................................                 35,557                 36,230
Other assets.....................................................................                130,142                131,079
                                                                                           -------------          -------------
        Total assets.............................................................             $7,136,905             $7,170,669
                                                                                           =============          =============
LIABILITIES
Deposits:
    Noninterest-bearing deposits.................................................             $1,212,993             $1,205,563
    Interest-bearing deposits....................................................              4,455,830              4,488,348
                                                                                           -------------          -------------
        Total deposits...........................................................              5,668,823              5,693,911
Short-term borrowings............................................................                374,279                402,734
Accrued expenses and other liabilities...........................................                108,705                 89,004
Long-term debt...................................................................                 50,007                 50,016
                                                                                           -------------          -------------
        Total liabilities........................................................              6,201,814              6,235,665
                                                                                           -------------          -------------
STOCKHOLDERS' EQUITY
Preferred stock, no par value; authorized 2,000,000 shares; issued and outstanding--None
Common stock, $2 par value; authorized 130,000,000 shares;
  issued 71,286,986 shares in 1998 and 71,874,297 shares in 1997.................                142,574                143,749
Capital surplus..................................................................                 41,844                 62,089
Retained earnings................................................................                739,116                717,978
Accumulated other comprehensive income...........................................                 11,557                 11,188
                                                                                           -------------          -------------
        Total stockholders' equity...............................................                935,091                935,004
                                                                                           -------------          -------------
            Total liabilities and stockholders' equity...........................             $7,136,905             $7,170,669
                                                                                           =============          =============


See notes to consolidated financial statements

                      MERCANTILE BANKSHARES CORPORATION

                       STATEMENT OF CONSOLIDATED INCOME

                                                                      For the 3 Months Ended
                                                                            March 31,
(Dollars in thousands, except per share data)                        1998                1997
-----------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans...........................            $109,516            $102,424
                                                             ------------        ------------
Interest and dividends on investment securities:
  Taxable interest income............................              23,679              23,326
  Tax-exempt interest income.........................                 137                 164
  Dividends..........................................                 325                 166
  Other investment income............................                  80                 121
                                                             ------------        ------------
                                                                   24,221              23,777
                                                             ------------        ------------
Other interest income................................               1,900                 387
                                                             ------------        ------------
        Total interest income........................             135,637             126,588
                                                             ------------        ------------
INTEREST EXPENSE
Interest on deposits.................................              44,845              41,824
Interest on short-term borrowings....................               4,548               3,709
Interest on long-term debt...........................                 837                 834
                                                             ------------        ------------
        Total interest expense.......................              50,230              46,367
                                                             ------------        ------------
NET INTEREST INCOME..................................              85,407              80,221
Provision for loan losses............................               2,488               3,413
                                                             ------------        ------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES..              82,919              76,808
                                                             ------------        ------------

NONINTEREST INCOME
Trust division services..............................              13,874              12,122
Service charges on deposit accounts..................               4,179               4,079
Other fees...........................................               6,456               5,786
Investment securities gains and (losses).............                   9              (1,211)
Other income.........................................                 677               2,222
                                                             ------------        ------------
        Total noninterest income.....................              25,195              22,998
                                                             ------------        ------------

NONINTEREST EXPENSES
Salaries.............................................              26,275              25,366
Employee benefits....................................               6,428               5,900
Net occupancy expense of bank premises...............               2,570               2,612
Furniture and equipment expenses.....................               4,383               4,083
Communications and supplies..........................               2,987               2,780
FDIC insurance premium expense.......................                 184                 142
Other expenses.......................................               9,528               8,497
                                                             ------------        ------------
        Total noninterest expenses...................              52,355              49,380
                                                             ------------        ------------
Income before income taxes...........................              55,759              50,426
Applicable income taxes..............................              20,240              18,412
                                                             ------------        ------------
NET INCOME...........................................            $ 35,519            $ 32,014
                                                             ============        ============
NET INCOME PER SHARE OF COMMON STOCK(2):
  Basic..............................................                $.49                $.45
                                                             ============        ============
  Diluted............................................                $.49                $.45
                                                             ============        ============



See notes to consolidated financial statements

                      MERCANTILE BANKSHARES CORPORATION

                     STATEMENT OF CONSOLIDATED CASH FLOWS

                                                                                                        For the 3 Months Ended
Increase in cash and cash equivalents                                                                          March 31,
(Dollars in thousands)                                                                                 1998                1997
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest and fees on loans.............................................................            $109,759            $101,663
Interest and dividends on investment securities........................................              22,984              22,705
Other interest income..................................................................               2,226                 387
Noninterest income.....................................................................              24,146              22,716
Interest paid..........................................................................             (52,503)            (46,656)
Noninterest expenses paid..............................................................             (45,098)            (42,019)
Income taxes paid......................................................................                 584              (2,177)
                                                                                               ------------        ------------
        Net cash provided by operating activities......................................              62,098              56,619
                                                                                               ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held-to-maturity.....................                 858                 380
Proceeds from maturities of investment securities available-for-sale...................             102,806             159,858
Proceeds from sales of investment securities available-for-sale........................                 804              29,893
Purchases of investment securities held-to-maturity....................................              (1,092)               (535)
Purchases of investment securities available-for-sale..................................            (109,291)           (132,956)
Net (increase) decrease in customer loans..............................................              61,885            (110,108)
Proceeds from sales of other real estate owned.........................................                 626                 421
Capital expenditures...................................................................              (2,704)             (2,351)
Proceeds from sales of buildings.......................................................                 321               6,610
                                                                                               ------------        ------------
        Net cash provided by (used in) investing activities............................              54,213             (48,788)
                                                                                               ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits...........................................               7,430               1,438
Net increase in checking plus interest and savings accounts............................              44,130              21,908
Net increase (decrease) in certificates of deposit.....................................             (76,648)             51,037
Net decrease in short-term borrowings..................................................             (28,455)            (51,507)
Repayment of long-term debt............................................................                  (9)                 (8)
Proceeds from issuance of shares.......................................................               1,860               1,684
Repurchase of common shares............................................................             (24,307)               (534)
Dividends paid.........................................................................             (14,381)            (12,341)
                                                                                               ------------        ------------
        Net cash provided by (used in) financing activities............................             (90,380)             11,677
                                                                                               ------------        ------------
Net increase in cash and cash equivalents..............................................              25,931              19,508
Cash and cash equivalents at beginning of period.......................................             413,786             285,379
                                                                                               ------------        ------------
Cash and cash equivalents at end of period.............................................            $439,717            $304,887
                                                                                               ============        ============

                                                                                                        For the 3 Months Ended
Reconciliation of net income to net cash provided by operating activities                                     March 31,
(Dollars in thousands)                                                                                 1998                1997
-----------------------------------------------------------------------------------------------------------------------------------
Net income.............................................................................             $35,519             $32,014
                                                                                               ------------        ------------
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization........................................................               2,061               2,023
  Provision for loan losses............................................................               2,488               3,413
  Amortization of excess cost over equity in affiliates................................                 673                 499
  Investment securities (gains) and losses.............................................                  (9)              1,211
  Write-downs of other real estate owned...............................................                  83                  82
  Gains on sales of other real estate owned............................................                 (97)                (38)
  Gains on sales of buildings..........................................................                 (59)             (1,382)
  Increase in interest receivable......................................................                (668)             (1,833)
  Increase in other receivables........................................................                (884)                (73)
  Decrease in other assets.............................................................               2,489               6,596
  Decrease in interest payable.........................................................              (2,273)               (289)
  Increase (decrease) in accrued expenses..............................................               1,951              (1,839)
  Increase in taxes payable............................................................              20,824              16,235
                                                                                               ------------        ------------
        Total adjustments..............................................................              26,579              24,605
                                                                                               ------------        ------------
Net cash provided by operating activities..............................................             $62,098             $56,619
                                                                                               ============        ============

See notes to consolidated financial statements

                      MERCANTILE BANKSHARES CORPORATION

          STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                                                                                             Accu-
                                                                                                                           mulated
                                                                                                                             Other
                                                                                                                           Compre-
                                                                               Common        Capital       Retained        hensive
(Dollars in thousands, except per share data)                    Total          Stock        Surplus       Earnings         Income
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996................................    $836,036       $ 94,872        $97,154       $641,212        $ 2,798
Net income................................................      32,014                                       32,014
Unrealized gains (losses) on securities,
  net of reclassification adjustment,
  net of taxes............................................      (6,458)                                                     (6,458)
                                                              --------
Comprehensive income......................................      25,556
                                                              --------
Cash dividends paid:
  Common stock ($.17 per share)...........................     (12,341)                                     (12,341)
Issuance of 30,112 shares for dividend
  reinvestment and stock purchase plan....................         973            60             913
Issuance of 5,697 shares for employee stock
  purchase dividend reinvestment plan.....................         193            11             182
Issuance of 23,670 shares for employee stock option plan..         518            47             471
Purchase of 15,000 shares under stock repurchase plan.....        (534)          (30)           (504)
Vested stock options......................................       1,114                         1,114
                                                              --------       --------        -------       --------        -------
BALANCE, MARCH 31, 1997...................................    $851,515       $ 94,960        $99,330       $660,885        $(3,660)
                                                              ========       ========        =======       ========        =======
BALANCE, DECEMBER 31, 1997................................    $935,004       $143,749        $62,089       $717,978        $11,188
Net income................................................      35,519                                       35,519
Unrealized gains (losses) on securities,
  net of reclassification adjustment,
  net of taxes(5).........................................         369                                                         369
                                                              --------
Comprehensive income......................................      35,888
                                                              --------
Cash dividends paid:
  Common stock ($.20 per share)...........................     (14,381)                                     (14,381)
Issuance of 29,758 shares for dividend
  reinvestment and stock purchase plan....................       1,032             59            973
Issuance of 5,958 shares for employee stock
  purchase dividend reinvestment plan.....................         214             12            202
Issuance of 46,973 shares for employee stock option plan..         614             94            520
Purchase of 670,000 shares under stock repurchase plan.....    (24,307)        (1,340)       (22,967)
Vested stock options......................................       1,027                         1,027
                                                              --------       --------        -------       --------        -------
BALANCE, MARCH 31, 1998...................................    $935,091       $142,574        $41,844       $739,116        $11,557
                                                              ========       ========        =======       ========        =======


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

2) Year to date basic earnings per share amounts are based on the weighted average number of common shares outstanding during the period of 71,831,123 shares for 1998 and 71,165,889 shares for 1997. Diluted earnings per share amounts are based on the weighted average number of common shares outstanding during the period adjusted for the effect of dilutive stock options. The adjusted average shares for the three months ended March 31, 1998 and 1997 was 72,383,945, and 71,561,155,
   respectively.

3) Under the provisions of Statements of Financial Accounting Standards
   (SFAS) No. 114 and 118, Accounting by Creditors for Impairment of a
   Loan, a loan is considered impaired, based upon current information and events, if it is probable that the Corporation will not collect all principal and interest payments according to the contractual terms of the loan agreement. Generally, a loan is considered impaired once either principal or interest payments become 90 days past due at the end of a calendar quarter. A loan may be considered impaired sooner if, in management's judgement, such action is warranted. The impairment of a loan is measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the repayment is expected to be provided predominantly by the underlying collateral. A majority of the Corporation's impaired loans are measured by reference to the fair value of the collateral. Interest income on impaired loans is recognized on the cash basis. Information with respect to impaired loans and the related valuation allowance (if the measure of the impaired loan is less than the recorded investment) is shown below.

                                                                                                   MARCH 31,        December 31,
(Dollars in thousands)                                                                                  1998                1997
-----------------------------------------------------------------------------------------------------------------------------------
Impaired loans with a valuation allowance............................................          $       2,945         $     2,785
Impaired loans with no valuation allowance...........................................                 18,383              20,805
                                                                                               -------------        ------------
  Total impaired loans...............................................................          $      21,328         $    23,590
                                                                                               =============        ============
Allowance for loan losses applicable to impaired loans...............................          $       1,370         $     1,317
Allowance for loan losses applicable to other than impaired loans....................                105,674             104,780
                                                                                               -------------        ------------
  Total allowance for loan losses....................................................          $     107,044         $   106,097
                                                                                               =============        ============
Year-to-date interest income on impaired loans recorded on the cash basis............          $         154         $     1,207
                                                                                               =============        ============
Year-to-date average recorded investment in impaired loans during the period.........          $      21,300         $    22,600
                                                                                               =============        ============
Quarter-to-date interest income on impaired loans recorded on the cash basis.........          $         154         $       367
                                                                                               =============        ============
Quarter-to-date average recorded investment in impaired loans during the period......          $      21,300         $    24,300
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

4) Various commitments to extend credit (lines of credit) are made in the normal course of banking business. At March 31, 1998, total unused lines of credit approximated $2,394,200,000. In addition, letters of credit are issued for the benefit of customers by affiliated banks. Outstanding letters of credit were $124,800,000 at March 31, 1998.

5) The following table summarizes the related tax effect of unrealized gains (losses) on securities included in other comprehensive income:

                                                                             FOR THE 3 MONTHS ENDED MARCH 31,
                                                                        1998                                  1997
                                                       --------------------------------------   -----------------------------------
                                                                              Tax                                   Tax
                                                            Pretax      (Expense)         Net        Pretax   (Expense)        Net
(Dollars in thousands)                                      Amount        Benefit      Amount        Amount     Benefit     Amount
-----------------------------------------------------------------------------------------------------------------------------------
Unrealized gains (losses) on securites:
Unrealized holding gains (losses)
  arising during the period..........................   $      604       $   (230)    $   374    $  (11,315)   $  4,125  $  (7,190)
Reclassification adjustment for
  (gains) losses included in
  net income.........................................           (9)             4          (5)        1,211        (479)       732
                                                        ----------       --------     -------    ----------    --------  ---------
Total................................................   $      595       $   (226)    $   369    $  (10,104)   $  3,646  $  (6,458)
                                                        ==========       ========     =======    ==========    ========  =========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MERCANTILE BANKSHARES CORPORATION

EARNINGS SUMMARY
  Net income per share for the first quarter of 1998 was $.49, an increase of 8.9% over the $.45 for the comparable period last year. Net income was $35,519,000, an increase of 10.9% over the $32,014,000 for the first quarter of 1997.

NET INTEREST INCOME AND NET INTEREST MARGIN
  Net interest income for the three months ended March 31, 1998 was $85,407,000. This was 6.5% higher than the amount for the comparable period in 1997 due to an increase of 7.5% in average earning assets. Average loans increased by 7.2% over the first quarter of 1997 to $4,938,600,000 for the first quarter of 1998. Net interest margin on earning assets was 5.24% for the first quarter of 1998 and 5.28% for the same period in 1997.

NONINTEREST INCOME
  Total noninterest income for the quarter ended March 31, 1998 increased 9.6% to $25,195,000 from $22,998,000 for the first quarter of 1997. Factors contributing to this increase include an increase in trust division revenues, investment securities gains of $9,000 during 1998 compared to securities losses of $1,211,000 during 1997, and an increase in other fee income from general bank services and products. These increases were partially offset by a decrease in other income which included a gain of $1,175,000 on the sale of a bank owned building during 1997.

NONINTEREST EXPENSES
  Total noninterest expenses, excluding the provision for loan losses, for the first quarter of 1998 was $52,355,000, an increase of 6.0% from the comparable period in 1997. Increases in salaries, employee benefits, and other expenses, accounted for most of the additional expense.

ANALYSIS OF FINANCIAL CONDITION
  Investment securities increased slightly to $1,638,142,000 at March 31, 1998 from $1,631,623,000 at December 31, 1997. Total loans outstanding decreased 1.3% to $4,914,965,000 at March 31, 1998 from $4,978,522,000 at
December 31, 1997.
  Total deposits decreased slightly to $5,668,823,000 as of March 31, 1998 from $5,693,911,000 at December 31, 1997. Interest-bearing deposits were $4,455,830,000 (78.6% of total deposits), as of March 31, 1998, reflecting a less than 1% decline from the $4,488,348,000 (78.8% of total deposits), at December 31, 1997. Noninterest-bearing deposits increased slightly to $1,212,993,000 as of March 31, 1998, compared to $1,205,563,000 at
December 31, 1997.
  Total stockholders' equity remained relatively unchanged at $935,091,000 as of March 31, 1998 from $935,004,000 at December 31, 1997. The increase from net income was offset by dividends paid and by share repurchases. The Corporation's continued strong capital position is evidenced by the ratio of stockholders' equity to total assets of 13.10% at March 31, 1998 compared to 13.04% at December 31, 1997. For more details see the Statement of Changes in Consolidated Stockholders' Equity on page 5.

ASSET QUALITY
Non-Performing Assets
  Non-performing assets consist of non-accrual loans, renegotiated loans and other real estate owned (i.e., real estate acquired in foreclosure or in lieu of foreclosure). With respect to non-accrual loans, the Corporation's policy is that, regardless of the value of the underlying collateral and/or guarantees, no interest is accrued on the entire balance once either principal or interest payments on any loan become 90 days past due at the end of a calendar quarter. All accrued and uncollected interest on such loans is eliminated from the income statement and is recognized only as collected. A loan may be put on non-accrual status sooner than this standard if, in management's judgement, such action is warranted. During the three months ended March 31, 1998, non-performing assets decreased $2,599,000 to $28,484,000. Non-performing loans, one of the components of non-performing assets, decreased $2,118,000 while other real estate owned, the other component, decreased $481,000.

Non-Performing Assets                                                                              MARCH 31,        December 31,
(Dollars in thousands)                                                                                  1998                1997
-----------------------------------------------------------------------------------------------------------------------------------
Non-accrual loans (1)...................................................................             $26,338             $28,456
Renegotiated loans (1)..................................................................                NONE                NONE
Loans contractually past due 90 days or more and still accruing interest................                NONE                NONE
                                                                                                     -------             -------
    Total non-performing loans..........................................................              26,338              28,456
Other real estate owned.................................................................               2,146               2,627
                                                                                                     -------             -------
    Total non-performing assets.........................................................             $28,484             $31,083
                                                                                                     =======             =======

1) Total interest on these loans is not considered to be material in any of the periods reported herein. Aggregate gross interest income of $685,000 and $2,273,000 for the first quarter of 1998 and the year 1997, respectively, on non-accrual and renegotiated loans, would have been recorded if these loans had been accruing on their original terms throughout the period or since origination if held for part of the period. The amount of interest income on the non-accrual and renegotiated loans that was recorded totalled $170,000 and $1,144,000 for the first quarter of 1998 and the year 1997, respectively.

NOTE: The Corporation was monitoring loans estimated to aggregate $4,915,000 at March 31, 1998 and $3,662,000 at December 31, 1997, not classified as non-accrual or renegotiated loans. These loans had characteristics which indicated they might result in such classification in the future.

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

The following table presents a summary of the activity in the Allowance for Loan Losses.

                                                                           For the 3 Months Ended
Allowance for Loan Losses                                                        March 31,
(Dollars in thousands)                                                    1998                1997
-----------------------------------------------------------------------------------------------------
Allowance balance--beginning..............................          $  106,097          $   97,718
Charge-offs:
  Commercial, financial and agricultural..................              (1,275)               (448)
  Real estate--construction...............................                                      (6)
  Real estate--mortgage...................................                (214)               (102)
  Consumer................................................                (733)               (968)
                                                                  ------------        ------------
    Totals................................................              (2,222)             (1,524)
                                                                  ------------        ------------
Recoveries:
  Commercial, financial and agricultural..................                 232                 100
  Real estate--construction...............................                 101
  Real estate--mortgage...................................                  47                  55
  Consumer................................................                 301                 440
                                                                  ------------        ------------
    Totals................................................                 681                 595
                                                                  ------------        ------------
Net charge-offs...........................................              (1,541)               (929)
Provision for loan losses.................................               2,488               3,413
                                                                  ------------        ------------
Allowance balance--ending.................................          $  107,044          $  100,202
                                                                  ============        ============
Average loans outstanding during period...................          $4,938,600          $4,607,200
                                                                  ============        ============
Net charge-offs (annualized) as a percentage of average
  loans outstanding during period.........................                 .13 %              .08 %
                                                                          ====               ====
Allowance for loan losses at period end as a percentage of
  average loans...........................................                2.17 %             2.17 %
                                                                          ====               ====
Allowance for loan losses at period end as a percentage of
  non-performing loans at period end......................              406.42 %           440.72 %
                                                                       =======            =======

Charge-Offs
  Intensive collection efforts continue after charge-off in order to maximize the recovery of amounts previously charged off. Net charge-offs were $1,541,000 for the first quarter of 1998 versus $929,000 during the first quarter of 1997. For further details of charge-offs and recoveries see the preceding Allowance For Loan Losses table.



                      MERCANTILE BANKSHARES CORPORATION

ANALYSIS OF INTEREST RATES AND INTEREST DIFFERENTIALS

The following table presents the distribution of the average consolidated balance sheets, interest income/expense and annualized yields earned and rates paid through the first three months of the year.

                                                                          1998                                  1997
                                                         --------------------------------------   --------------------------------
                                                             Average       Income*/     Yield*/       Average    Income*/  Yield*/
(Dollars in thousands)                                       Balance        Expense        Rate       Balance     Expense     Rate
-----------------------------------------------------------------------------------------------------------------------------------
Earning assets
  Loans:
    Commercial.......................................     $1,741,600       $ 39,243        9.14%   $1,523,400    $ 34,567     9.20%
    Real estate......................................      2,549,500         57,034        9.07     2,440,600      54,444     9.05
    Consumer.........................................        647,500         14,391        9.01       643,200      14,408     9.08
                                                         -----------    -----------               -----------  ----------
        Total loans..................................      4,938,600        110,668        9.09     4,607,200     103,419     9.10
                                                         -----------    -----------               -----------  ----------
  Federal funds sold.................................        113,700          1,543        5.51        29,900         385     5.22
  Securities purchased under resale agreements.......         26,300            356        5.48
  Securities**:
    Taxable securities
      U.S. Treasury securities.......................      1,580,800         23,420        6.00     1,553,900      23,116     6.03
      U.S. Agency securities.........................         17,500            259        6.00        15,300         210     5.58
      Other stocks and bonds.........................         22,700            512        9.14        22,500         321     5.80
    Tax-exempt securities
      States and political subdivisions..............         11,500            227        8.05        13,400         258     7.83
                                                         -----------    -----------               -----------  ----------
        Total securities.............................      1,632,500         24,418        6.07     1,605,100      23,905     6.04
                                                         -----------    -----------               -----------  ----------
  Interest-bearing deposits in other banks...........            100              1        5.17           100           2     6.91
                                                         -----------    -----------               -----------  ----------
        Total earning assets.........................      6,711,200        136,986        8.28     6,242,300     127,711     8.30
                                                                        -----------                            ----------
Cash and due from banks..............................        204,600                                  184,600
Bank premises and equipment, net.....................         83,300                                   81,000
Other assets.........................................        161,400                                  156,200
Less: allowance for loan losses......................       (107,000)                                 (98,500)
                                                         -----------                              -----------
        Total assets.................................     $7,053,500                               $6,565,600
                                                         ===========                              ===========
Interest-bearing liabilities
  Deposits:
    Savings deposits.................................     $2,210,400         14,184        2.60    $2,188,400      13,981     2.59
    Time deposits....................................      2,246,700         30,661        5.53     2,080,900      27,843     5.43
                                                         -----------    -----------               -----------  ----------
        Total interest-bearing deposits..............      4,457,100         44,845        4.08     4,269,300      41,824     3.97
  Short-term borrowings..............................        381,200          4,548        4.84       318,000       3,709     4.73
  Long-term debt.....................................         50,100            837        6.78        49,600         834     6.81
                                                         -----------    -----------               -----------  ----------
        Total interest-bearing funds.................      4,888,400         50,230        4.17     4,636,900      46,367     4.06
                                                                        -----------                            ----------
Noninterest-bearing deposits.........................      1,131,600                                  990,900
Other liabilities and accrued expenses...............         91,900                                   85,500
                                                         -----------                              -----------
        Total liabilities............................      6,111,900                                5,713,300
Stockholders' equity.................................        941,600                                  852,300
                                                         -----------                              -----------
        Total liabilities and stockholders' equity...     $7,053,500                               $6,565,600
                                                         ===========                              ===========
Net interest income..................................                      $ 86,756                              $ 81,344
                                                                           ========                              ========
Net interest rate spread.............................                                      4.11%                              4.24%
Effect of noninterest-bearing funds..................                                      1.13                               1.04
                                                                                       --------                            -------
Net interest margin on earning assets................                                      5.24%                              5.28%
                                                                                       ========                            =======
Taxable-equivalent adjustment included in:
    Loan income......................................                      $  1,152                              $    995
    Investment securities income.....................                           197                                   128
                                                                        -----------                            ----------
        Total........................................                      $  1,349                              $  1,123
                                                                        ===========                            ==========


  *Presented on a tax equivalent basis using the statutory federal corporate income tax rate of 35%.
 **Balances reported at amortized cost; excludes pretax unrealized gains
   (losses) on securities available-for-sale.

RECENT FASB PRONOUNCEMENTS
  Statement of Financial Accounting Standards (SFAS) No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, was issued in February 1998. This Statement revises the disclosure requirements for pension and other postretirement benefit plans and is effective for fiscal years beginning after December 15, 1997.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


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

                                          MERCANTILE BANKSHARES CORPORATION

May 12, 1998                              Principal Executive Officer
                                          /s/ H. Furlong Baldwin
                                          By: H. Furlong Baldwin
                                          Chairman of the Board and
                                          Chief Executive Officer


May 12, 1998                              Principal Financial Officer
                                          /s/ Terry L. Troupe
                                          By: Terry L. Troupe
                                          Chief Financial Officer


May 12, 1998                              Chief Accounting Officer
                                          /s/ Jerry F. Graham
                                          By: Jerry F. Graham
                                          Vice President and Controller