Form 10-Q
period 1998-06-30
MERCANTILE BANKSHARES CORP
filed 1998-08-12
CIK 64908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------
                                   FORM 10-Q
(MARK ONE)

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                         Commission File Number 0-5127
                       ----------------------------------

                       MERCANTILE BANKSHARES CORPORATION
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                           MARYLAND                                                       52-0898572
                 ---------------------------                                             ------------
               (State or other jurisdiction of                                         (I.R.S. Employer
                incorporation or organization)                                       Identification No.)

             2 Hopkins Plaza, Baltimore, Maryland                                           21201
             -----------------------------------                                            -----
           (Address of principal executive offices)                                       (Zip code)

                                 (410) 237-5900
               -------------------------------------------------
              (Registrant's telephone number, including area code)

  ----------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X. No   .
                                              ---    ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

As of July 31, 1998, registrant had outstanding 71,681,597 shares of Common
Stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                       MERCANTILE BANKSHARES CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                                                     JUNE 30,    DECEMBER 31,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                                            1998            1997
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks.........................................................................   $  336,806     $  337,234
Interest-bearing deposits in other banks........................................................          100            100
Investment securities:
  U.S. Treasury and government agencies
     Available-for-sale at fair value...........................................................    1,664,881      1,590,292
  States and political subdivisions
     Held-to-maturity -- market value of $14,744 (1998) and $11,130 (1997)......................       14,565         11,081
     Available-for-sale at fair value...........................................................        1,404            757
  Other investments
     Held-to-maturity -- market value of $14,643 (1998) and $13,229 (1997)......................       14,643         13,229
     Available-for-sale at fair value...........................................................       15,578         16,264
                                                                                                   ----------    ------------
       Total investment securities..............................................................    1,711,071      1,631,623
                                                                                                   ----------    ------------
Federal funds sold..............................................................................      118,247          1,452
Securities purchased under resale agreements....................................................                      75,000

Loans...........................................................................................    4,999,280      4,978,522
Less: allowance for loan losses.................................................................     (111,446)      (106,097)
                                                                                                   ----------    ------------
       Loans, net...............................................................................    4,887,834      4,872,425
                                                                                                   ----------    ------------
Bank premises and equipment, less accumulated depreciation of
  $86,948 (1998) and $85,245 (1997).............................................................       85,370         82,899
Other real estate owned, net....................................................................        2,236          2,627
Excess cost over equity in affiliated banks, net................................................       49,526         36,230
Other assets....................................................................................      134,907        131,079
                                                                                                   ----------    ------------
       Total assets.............................................................................   $7,326,097     $7,170,669
                                                                                                   ----------    ------------
                                                                                                   ----------    ------------
LIABILITIES
Deposits:
  Noninterest-bearing deposits..................................................................   $1,280,465     $1,205,563
  Interest-bearing deposits.....................................................................    4,498,253      4,488,348
                                                                                                   ----------    ------------
       Total deposits...........................................................................    5,778,718      5,693,911
Short-term borrowings...........................................................................      431,063        402,734
Accrued expenses and other liabilities..........................................................       94,273         89,004
Long-term debt..................................................................................       49,951         50,016
                                                                                                   ----------    ------------
       Total liabilities........................................................................    6,354,005      6,235,665
                                                                                                   ----------    ------------
STOCKHOLDERS' EQUITY
Preferred stock, no par value; authorized 2,000,000 shares; issued and outstanding -- None
Common stock, $2 par value; authorized 130,000,000 shares; issued
  71,784,995 shares in 1998 and 71,874,297 shares in 1997.......................................      143,570        143,749
Capital surplus.................................................................................       56,225         62,089
Retained earnings...............................................................................      759,864        717,978
Accumulated other comprehensive income..........................................................       12,433         11,188
                                                                                                   ----------    ------------
       Total stockholders' equity...............................................................      972,092        935,004
                                                                                                   ----------    ------------
          Total liabilities and stockholders' equity............................................   $7,326,097     $7,170,669
                                                                                                   ----------    ------------
                                                                                                   ----------    ------------

See notes to consolidated financial statements

                       MERCANTILE BANKSHARES CORPORATION
                        STATEMENT OF CONSOLIDATED INCOME

                                                                             FOR THE 6 MONTHS          FOR THE 3 MONTHS
                                                                                   ENDED                     ENDED
                                                                                 JUNE 30,                  JUNE 30,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                  1998         1997         1998         1997
--------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans.............................................    $221,145     $210,143     $111,629     $107,719
                                                                           --------     --------     --------     --------
Interest and dividends on investment securities:
  Taxable interest income..............................................      47,821       46,211       24,142       22,885
  Tax-exempt interest income...........................................         331          323          194          159
  Dividends............................................................         632          506          307          340
  Other investment income..............................................         163          232           83          111
                                                                           --------     --------     --------     --------
                                                                             48,947       47,272       24,726       23,495
                                                                           --------     --------     --------     --------
Other interest income..................................................       4,446          904        2,546          517
                                                                           --------     --------     --------     --------
       Total interest income...........................................     274,538      258,319      138,901      131,731
                                                                           --------     --------     --------     --------
INTEREST EXPENSE
Interest on deposits...................................................      89,723       84,796       44,878       42,972
Interest on short-term borrowings......................................       9,093        7,654        4,545        3,945
Interest on long-term debt.............................................       1,667        1,668          830          834
                                                                           --------     --------     --------     --------
       Total interest expense..........................................     100,483       94,118       50,253       47,751
                                                                           --------     --------     --------     --------
NET INTEREST INCOME....................................................     174,055      164,201       88,648       83,980
Provision for loan losses..............................................       5,626        6,425        3,138        3,012
                                                                           --------     --------     --------     --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES....................     168,429      157,776       85,510       80,968
                                                                           --------     --------     --------     --------
NONINTEREST INCOME
Trust division services................................................      28,437       24,806       14,563       12,684
Service charges on deposit accounts....................................       8,596        8,186        4,417        4,107
Other fees.............................................................      13,704       12,101        7,248        6,315
Investment securities gains and (losses)...............................           9       (1,499)                     (288)
Other income...........................................................       1,377        3,425          700        1,203
                                                                           --------     --------     --------     --------
       Total noninterest income........................................      52,123       47,019       26,928       24,021
                                                                           --------     --------     --------     --------
NONINTEREST EXPENSES
Salaries...............................................................      53,086       51,070       26,811       25,704
Employee benefits......................................................      12,406       11,437        5,978        5,537
Net occupancy expense of bank premises.................................       5,277        5,561        2,707        2,949
Furniture and equipment expenses.......................................       9,395        8,610        5,012        4,527
Communications and supplies............................................       5,961        5,727        2,974        2,947
FDIC insurance premium expense.........................................         368          314          184          172
Other expenses.........................................................      20,658       19,967       11,130       11,470
                                                                           --------     --------     --------     --------
       Total noninterest expenses......................................     107,151      102,686       54,796       53,306
                                                                           --------     --------     --------     --------
Income before income taxes.............................................     113,401      102,109       57,642       51,683
Applicable income taxes................................................      41,322       37,550       21,082       19,138
                                                                           --------     --------     --------     --------
NET INCOME.............................................................    $ 72,079     $ 64,559     $ 36,560     $ 32,545
                                                                           --------     --------     --------     --------
                                                                           --------     --------     --------     --------
NET INCOME PER SHARE OF COMMON STOCK(2):
  Basic................................................................       $1.00         $.91         $.51         $.46
                                                                           --------     --------     --------     --------
                                                                           --------     --------     --------     --------
  Diluted..............................................................       $1.00         $.90         $.50         $.46
                                                                           --------     --------     --------     --------
                                                                           --------     --------     --------     --------

See notes to consolidated financial statements

                       MERCANTILE BANKSHARES CORPORATION
                      STATEMENT OF CONSOLIDATED CASH FLOWS

                                                                                                         FOR THE 6 MONTHS
                                                                                                               ENDED
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                             JUNE 30,
(DOLLARS IN THOUSANDS)                                                                                     1998         1997
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest and fees on loans.........................................................................    $220,556     $207,989
Interest and dividends on investment securities....................................................      48,692       47,190
Other interest income..............................................................................       4,757          801
Noninterest income.................................................................................      51,543       45,826
Interest paid......................................................................................    (102,147)     (94,253)
Noninterest expenses paid..........................................................................     (93,875)     (84,155)
Income taxes paid..................................................................................     (42,451)     (43,970)
                                                                                                       --------     --------
       Net cash provided by operating activities...................................................      87,075       79,428
                                                                                                       --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held-to-maturity.................................       1,633          898
Proceeds from maturities of investment securities available-for-sale...............................     219,011      310,631
Proceeds from sales of investment securities available-for-sale....................................         804       32,415
Purchases of investment securities held-to-maturity................................................      (1,092)        (535)
Purchases of investment securities available-for-sale..............................................    (283,903)    (274,173)
Net (increase) decrease in customer loans..........................................................      32,919     (289,523)
Proceeds from sales of other real estate owned.....................................................         748        1,186
Capital expenditures...............................................................................      (5,619)      (5,520)
Proceeds from sales of buildings...................................................................         321        6,610
                                                                                                       --------     --------
       Net cash provided by (used in) investing activities.........................................     (35,178)    (218,011)
                                                                                                       --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits.......................................................      42,371       72,945
Net increase in checking plus interest and savings accounts........................................      51,526        1,840
Net increase (decrease) in certificates of deposit.................................................     (80,192)      58,509
Net increase in short-term borrowings..............................................................      28,329       27,893
Repayment of long-term debt........................................................................         (65)         (63)
Proceeds from issuance of shares...................................................................       3,559        3,868
Repurchase of common shares........................................................................     (33,684)      (6,079)
Dividends paid.....................................................................................     (30,193)     (26,553)
                                                                                                       --------     --------
       Net cash provided by (used in) financing activities.........................................     (18,349)     132,360
                                                                                                       --------     --------
Net increase (decrease) in cash and cash equivalents...............................................      33,548       (6,223)
Cash and cash equivalents at beginning of period...................................................     413,786      285,379
Adjustment for acquired bank.......................................................................       7,819
                                                                                                       --------     --------
Cash and cash equivalents at end of period.........................................................    $455,153     $279,156
                                                                                                       --------     --------
                                                                                                       --------     --------


                                                                                                         FOR THE 6 MONTHS
                                                                                                               ENDED
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES                                    JUNE 30,
(DOLLARS IN THOUSANDS)                                                                                     1998         1997
----------------------------------------------------------------------------------------------------------------------------
Net income.........................................................................................    $ 72,079     $ 64,559
                                                                                                       --------     --------
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization....................................................................       4,177        3,975
  Provision for loan losses........................................................................       5,626        6,425
  Amortization of excess cost over equity in affiliates............................................       1,594        1,000
  Investment securities (gains) and losses.........................................................          (9)       1,499
  Write-downs of other real estate owned...........................................................         136          172
  Gains on sales of other real estate owned........................................................        (128)         (73)
  Gains on sales of buildings......................................................................         (59)      (1,382)
  Increase in interest receivable..................................................................        (533)      (2,339)
  Increase in other receivables....................................................................        (384)      (1,237)
  (Increase) decrease in other assets..............................................................      (1,284)       6,072
  Decrease in interest payable.....................................................................      (1,664)        (135)
  Increase in accrued expenses.....................................................................       8,653        7,312
  Decrease in taxes payable........................................................................      (1,129)      (6,420)
                                                                                                       --------     --------
       Total adjustments...........................................................................      14,996       14,869
                                                                                                       --------     --------
Net cash provided by operating activities..........................................................    $ 87,075     $ 79,428
                                                                                                       --------     --------
                                                                                                       --------     --------

See notes to consolidated financial statements

                       MERCANTILE BANKSHARES CORPORATION
           STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                                                                                       Accu-
                                                                                                                     mulated
                                                                                                                       Other
                                                                                                                     Compre-
                                                                                    Common    Capital    Retained    hensive
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                            Total       Stock    Surplus    Earnings     Income
----------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996.........................................   $836,036    $ 94,872    $97,154    $641,212    $ 2,798
Net income.........................................................     64,559                             64,559
Unrealized gains (losses) on securities available-for-sale,
  net of reclassification adjustment, net of taxes.................        444                                           444
                                                                      --------
Comprehensive income...............................................     65,003
                                                                      --------
Cash dividends paid:
  Common stock ($.37 per share)....................................    (26,553)                           (26,553)
Issuance of 57,330 shares for dividend reinvestment and stock
  purchase plan....................................................      2,013         114      1,899
Issuance of 10,509 shares for employee stock purchase dividend
  reinvestment plan................................................        372          21        351
Issuance of 72,131 shares for employee stock option plan...........      1,517         144      1,373
Purchase of 170,000 shares under stock repurchase plan.............     (6,079)       (340)    (5,739)
Issuance of 23,701,458 shares for a 3 for 2 stock split............        (34)     47,403    (47,437)
Vested stock options...............................................      1,114                  1,114
                                                                      --------    --------    -------    --------    -------
BALANCE, JUNE 30, 1997.............................................   $873,389    $142,214    $48,715    $679,218    $ 3,242
                                                                      --------    --------    -------    --------    -------
                                                                      --------    --------    -------    --------    -------

BALANCE, DECEMBER 31, 1997.........................................   $935,004    $143,749    $62,089    $717,978    $11,188
Net income.........................................................     72,079                             72,079
Unrealized gains (losses) on securities available-for-sale,
  net of reclassification adjustment, net of taxes(5)..............      1,245                                         1,245
                                                                      --------
Comprehensive income...............................................     73,324
                                                                      --------
Cash dividends paid:
  Common stock ($.42 per share)....................................    (30,193)                           (30,193)
Issuance of 63,474 shares for dividend reinvestment and stock
  purchase plan....................................................      2,156         127      2,029
Issuance of 11,571 shares for employee stock purchase dividend
  reinvestment plan................................................        415          23        392
Issuance of 77,473 shares for employee stock option plan...........        988         155        833
Purchase of 917,500 shares under stock repurchase plan.............    (33,684)     (1,835)   (31,849)
Issuance of 675,680 shares for bank acquisition....................     23,055       1,351     21,704
Vested stock options...............................................      1,027                  1,027
                                                                      --------    --------    -------    --------    -------
BALANCE, JUNE 30, 1998.............................................   $972,092    $143,570    $56,225    $759,864    $12,433
                                                                      --------    --------    -------    --------    -------
                                                                      --------    --------    -------    --------    -------

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

2) Year-to-date basic earnings per share amounts are based on the weighted average number of common shares outstanding during the period of 71,889,059 shares for 1998 and 71,128,269 shares for 1997. Diluted earnings per share amounts are based on the weighted average number of common shares outstanding during the period adjusted for the effect of dilutive stock options. The adjusted average shares for the six months ended June 30, 1998 and 1997 were 72,438,731, and 71,481,452, respectively.

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

                                                                                                     JUNE 30,    DECEMBER 31,
(DOLLARS IN THOUSANDS)                                                                                   1998            1997
-----------------------------------------------------------------------------------------------------------------------------
Impaired loans with a valuation allowance.........................................................   $  3,538        $  2,785
Impaired loans with no valuation allowance........................................................     19,594          20,805
                                                                                                     --------    ------------
  Total impaired loans............................................................................   $ 23,132        $ 23,590
                                                                                                     --------    ------------
                                                                                                     --------    ------------
Allowance for loan losses applicable to impaired loans............................................   $  1,830        $  1,317
Allowance for loan losses applicable to other than impaired loans.................................    109,616         104,780
                                                                                                     --------    ------------
  Total allowance for loan losses.................................................................   $111,446        $106,097
                                                                                                     --------    ------------
                                                                                                     --------    ------------
Year-to-date interest income on impaired loans recorded on the cash basis.........................   $    485        $  1,207
                                                                                                     --------    ------------
                                                                                                     --------    ------------
Year-to-date average recorded investment in impaired loans during the period......................   $ 21,800        $ 22,600
                                                                                                     --------    ------------
                                                                                                     --------    ------------
Quarter-to-date interest income on impaired loans recorded on the cash basis......................   $    331        $    367
                                                                                                     --------    ------------
                                                                                                     --------    ------------
Quarter-to-date average recorded investment in impaired loans during the period...................   $ 22,200        $ 24,300
                                                                                                     --------    ------------
                                                                                                     --------    ------------

NOTE: Impaired loans do not include large groups of smaller balance homogeneous loans that are evaluated collectively for impairment (e.g. residential mortgages and consumer installment loans). The allowance for loan losses related to these loans is included in the allowance for loan losses applicable to other than impaired loans.

4) Various commitments to extend credit (lines of credit) are made in the normal course of banking business. At June 30, 1998, total unused lines of credit approximated $2,421,300,000. In addition, letters of credit are issued for the benefit of customers by affiliated banks. Outstanding letters of credit were $133,100,000 at June 30, 1998.

5) As of January 1, 1998, the Corporation adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. The following table summarizes the related tax effect of unrealized gains (losses) on securities available-for-sale included in other comprehensive income:

                                                                               FOR THE 6 MONTHS ENDED JUNE 30,
                                                                           1998                              1997
                                                               -----------------------------    ------------------------------
                                                                            Tax                               Tax
                                                               Pretax    (Expense)     Net      Pretax     (Expense)     Net
(DOLLARS IN THOUSANDS)                                         Amount     Benefit     Amount    Amount      Benefit     Amount
------------------------------------------------------------------------------------------------------------------------------
Unrealized gains (losses) on securites available-for-sale:
Unrealized holding gains (losses) arising during the
  period....................................................   $2,021      $(771)     $1,250    $  (666)     $ 204      $(462)
Reclassification adjustment for (gains) losses included in
  net income................................................       (9)         4          (5)     1,499       (593)       906
                                                               ------    ---------    ------    -------    ---------    ------
Total.......................................................   $2,012      $(767)     $1,245    $   833      $(389)     $ 444
                                                               ------    ---------    ------    -------    ---------    ------
                                                               ------    ---------    ------    -------    ---------    ------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       MERCANTILE BANKSHARES CORPORATION

EARNINGS SUMMARY

     Net income per share for the six months ended June 30, 1998 was $1.00, an increase of 9.9% over the $.91 for the comparable period last year. Consolidated net income was $72,079,000, an increase of 11.6% over the $64,559,000 for the first six months of 1997.

     Net income per share for the second quarter of 1998 was $.51, an increase of 10.9% over the $.46 for the comparable period last year. Consolidated net income was $36,560,000, an increase of 12.3% over the $32,545,000 for the second quarter of 1997.

     Amounts for the second quarter of 1998 include the accounts of Marshall National Bank and Trust Company, Marshall, Virginia, which affiliated with Mercantile on April 1, 1998. At the acquisition date, Marshall Bank had assets of $80,084,000. The acquisition was not material to Mercantile's results of operations and was accounted for using the purchase method of accounting.

NET INTEREST INCOME AND NET INTEREST MARGIN

     Net interest income for the six months ended June 30, 1998 was 6.0% higher than the amount for the comparable period in 1997 due to an increase of 7.2% in average earning assets. Average loans increased by 5.6% over the first half of 1997 to $4,958,400,000 for the first half of 1998. Net interest margin on earning assets was 5.27% for the first six months of 1998 and 5.32% for the same period in 1997.

     Net interest income for the three months ended June 30, 1998 was 5.6% higher than the amount for the comparable period in 1997 due to an increase of 7.0% in average earning assets. Average total loans increased by 4.1% over the second quarter of 1997 to $4,978,000,000. Net interest margin on earning assets was 5.29% for the second quarter of 1998 and 5.35% for the same period in 1997.

NONINTEREST INCOME

     For the first six months of 1998, total noninterest income increased 10.9% to $52,123,000 from $47,019,000 for the first half of 1997. Factors contributing to this increase include an increase in trust division revenues, an increase in other fee income from general bank services and products, and investment securities gains of $9,000 during 1998 compared to securities losses of $1,499,000 during 1997. These increases were partially offset by a decrease in other income which included a gain of $1,175,000 on the sale of a bank owned building during 1997.

     Total noninterest income for the quarter ended June 30, 1998 increased 12.1% to $26,928,000 from $24,021,000 for the second quarter of 1997. Factors contributing to this increase include an increase in trust division revenues, an increase in other fee income from general bank services and products, and investment securities losses of $288,000 in the second quarter of 1997.

NONINTEREST EXPENSES

     Total noninterest expenses, excluding the provision for loan losses, for the first half of 1998 increased 4.3% from the comparable period in 1997. Increases in salaries, employee benefits, and furniture and equipment expenses, accounted for most of the additional expense.

     Total noninterest expenses, excluding the provision for loan losses, for the second quarter of 1998 increased 2.8% from the comparable period in 1997. Increases in salaries, furniture and equipment expenses, and employee benefits, were partially offset by lower expenses related to occupancy and other expenses.

ANALYSIS OF FINANCIAL CONDITION

     Investment securities increased 4.9% to $1,711,071,000 at June 30, 1998 from $1,631,623,000 at December 31, 1997. Total loans outstanding increased slightly to $4,999,280,000 at June 30, 1998 from $4,978,522,000 at December 31,
1997.

     Total deposits increased 1.5% to $5,778,718,000 as of June 30, 1998 from $5,693,911,000 at December 31, 1997. Interest-bearing deposits were $4,498,253,000 (77.8% of total deposits), as of June 30, 1998, reflecting a less than 1% increase from the $4,488,348,000 (78.8% of total deposits), at December 31, 1997. Noninterest-bearing deposits increased 6.2% to $1,280,465,000 as of June 30, 1998, compared to $1,205,563,000 at December 31, 1997.

     Total stockholders' equity increased 4.0% to $972,092,000 at June 30, 1998 from $935,004,000 at December 31, 1997. The increase from net income was partially offset by dividends paid and by share repurchases. The Corporation's continued strong capital position is evidenced by the ratio of stockholders' equity to total assets of 13.27% at June 30, 1998 compared to 13.04% at December 31, 1997. For more details see the Statement of Changes in Consolidated Stockholders' Equity on page 5.

ASSET QUALITY

NON-PERFORMING ASSETS

     Non-performing assets consist of non-accrual loans, renegotiated loans and other real estate owned (i.e., real estate acquired in foreclosure or in lieu of foreclosure). With respect to non-accrual loans, the Corporation's policy is that, regardless of the value of the underlying collateral and/or guarantees, no interest is accrued on the entire balance once either principal or interest payments on any loan become 90 days past due at the end of a calendar quarter. All accrued and uncollected interest on such loans is eliminated from the income statement and is recognized only as collected. A loan may be put on non-accrual status sooner than this standard if, in management's judgement, such action is warranted. During the six months ended June 30, 1998, non-performing assets decreased $868,000 to $30,215,000. Non-performing loans, one of the components of non-performing assets, decreased $477,000 while other real estate owned, the other component, decreased $391,000.

NON-PERFORMING ASSETS                                                                                 JUNE 30,    DECEMBER 31,
(DOLLARS IN THOUSANDS)                                                                                    1998            1997
------------------------------------------------------------------------------------------------------------------------------
Non-accrual loans (1)..............................................................................   $27,979          $28,456
Renegotiated loans (1).............................................................................      NONE             NONE
Loans contractually past due 90 days or more and still accruing interest...........................      NONE             NONE
                                                                                                      -------          -------
       Total non-performing loans..................................................................    27,979           28,456
Other real estate owned............................................................................     2,236            2,627
                                                                                                      -------          -------
       Total non-performing assets.................................................................   $30,215          $31,083
                                                                                                      -------          -------
                                                                                                      -------          -------

1) Total interest on these loans is not considered to be material in any of the periods reported herein. Aggregate gross interest income of $1,401,000 and $2,273,000 for the first six months of 1998 and the year 1997, respectively, on non-accrual and renegotiated loans, would have been recorded if these loans had been accruing on their original terms throughout the period or since origination if held for part of the period. The amount of interest income on the non-accrual and renegotiated loans that was recorded totalled $563,000 and $1,144,000 for the first six months of 1998 and the year 1997, respectively.

NOTE: The Corporation was monitoring loans estimated to aggregate $1,522,000 at June 30, 1998 and $3,662,000 at December 31, 1997, not classified as non-accrual or renegotiated loans. These loans had characteristics which indicated they might result in such classification in the future.

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

The following table presents a summary of the activity in the Allowance for Loan
Losses:

                                                                    FOR THE 6 MONTHS ENDED        FOR THE 3 MONTHS ENDED
ALLOWANCE FOR LOAN LOSSES                                                  JUNE 30,                      JUNE 30,
(DOLLARS IN THOUSANDS)                                                   1998           1997           1998           1997
--------------------------------------------------------------------------------------------------------------------------
Allowance balance -- beginning.................................    $  106,097     $   97,718     $  107,044     $  100,202
Allowance of acquired bank.....................................         1,130                         1,130
Charge-offs:
  Commercial, financial and agricultural.......................        (1,626)          (892)          (351)          (444)
  Real estate -- construction..................................                           (6)
  Real estate -- mortgage......................................          (539)          (146)          (325)           (44)
  Consumer.....................................................        (1,436)        (2,050)          (703)        (1,082)
                                                                   ----------     ----------     ----------     ----------
     Totals....................................................        (3,601)        (3,094)        (1,379)        (1,570)
                                                                   ----------     ----------     ----------     ----------
Recoveries:
  Commercial, financial and agricultural.......................           834            188            602             88
  Real estate -- construction..................................           175              2             74              2
  Real estate -- mortgage......................................           448             81            401             26
  Consumer.....................................................           737            807            436            367
                                                                   ----------     ----------     ----------     ----------
     Totals....................................................         2,194          1,078          1,513            483
                                                                   ----------     ----------     ----------     ----------
Net (charge-offs)/recoveries...................................        (1,407)        (2,016)           134         (1,087)
Provision for loan losses......................................         5,626          6,425          3,138          3,012
                                                                   ----------     ----------     ----------     ----------
Allowance balance -- ending....................................    $  111,446     $  102,127     $  111,446     $  102,127
                                                                   ----------     ----------     ----------     ----------
                                                                   ----------     ----------     ----------     ----------
Average loans outstanding during period........................    $4,958,400     $4,694,700     $4,978,000     $4,781,200
                                                                   ----------     ----------     ----------     ----------
                                                                   ----------     ----------     ----------     ----------
Net charge-offs/(recoveries) -- annualized as a percentage of
  average loans outstanding during period......................           .06%           .09%          (.01)%          .09%
                                                                          ---            ---            ---            ---
                                                                          ---            ---            ---            ---
Allowance for loan losses at period end as a percentage of
  average loans................................................          2.25%          2.18%          2.24%          2.14%
                                                                   ----------     ----------     ----------     ----------
                                                                   ----------     ----------     ----------     ----------
Allowance for loan losses at period end as a percentage of
  non-performing loans at period end...........................        398.32%        322.02%
                                                                   ----------     ----------
                                                                   ----------     ----------

CHARGE-OFFS

Intensive collection efforts continue after charge-off in order to maximize the recovery of amounts previously charged off. Net charge-offs were $1,407,000 for the first half of 1998 versus $2,016,000 during the first six months of 1997. For further details of charge-offs and recoveries see the preceding Allowance For Loan Losses table.

                       MERCANTILE BANKSHARES CORPORATION

ANALYSIS OF INTEREST RATES AND INTEREST DIFFERENTIALS

The following table presents the distribution of the average consolidated balance sheets, interest income/expense and annualized yields earned and rates paid through the first six months of the year.

                                                                       1998                                  1997
                                                         ---------------------------------    ---------------------------------
                                                            Average    Income*/    Yield*/       Average    Income*/    Yield*/
(DOLLARS IN THOUSANDS)                                      Balance     Expense       Rate       Balance     Expense       Rate
-------------------------------------------------------------------------------------------------------------------------------
Earning assets
  Loans:
     Commercial.......................................   $1,763,700    $ 79,884      9.13%    $1,576,300    $ 71,352      9.13%
     Real estate......................................    2,547,800     114,713      9.08      2,473,700     111,598      9.10
     Consumer.........................................      646,900      28,860      9.00        644,700      29,102      9.10
                                                         ----------    --------               ----------    --------
          Total loans.................................    4,958,400     223,457      9.09      4,694,700     212,052      9.11
                                                         ----------    --------               ----------    --------
  Federal funds sold..................................      146,600       3,979      5.47         34,400         901      5.29
  Securities purchased under resale agreements........       16,500         464      5.69
  Securities**:
     Taxable securities
       U.S. Treasury securities.......................    1,592,000      47,273      5.99      1,530,700      45,800      6.03
       U.S. Agency securities.........................       17,700         548      6.25         15,000         411      5.54
       Other stocks and bonds.........................       22,800         992      8.75         22,600         882      7.86
     Tax-exempt securities
       States and political subdivisions..............       13,800         547      7.99         13,200         509      7.79
                                                         ----------    --------               ----------    --------
          Total securities............................    1,646,300      49,360      6.05      1,581,500      47,602      6.07
                                                         ----------    --------               ----------    --------
  Interest-bearing deposits in other banks............          100           3      5.39            100           3      5.97
                                                         ----------    --------               ----------    --------
          Total earning assets........................    6,767,900     277,263      8.26      6,310,700     260,558      8.32
                                                                       --------                             --------
Cash and due from banks...............................      210,500                              186,100
Bank premises and equipment, net......................       84,200                               78,700
Other assets..........................................      169,600                              155,800
Less: allowance for loan losses.......................     (108,300)                             (99,900)
                                                         ----------                           ----------
          Total assets................................   $7,123,900                           $6,631,400
                                                         ----------                           ----------
                                                         ----------                           ----------
Interest-bearing liabilities
  Deposits:
     Savings deposits.................................   $2,233,700      28,533      2.58     $2,198,800      28,539      2.62
     Time deposits....................................    2,239,700      61,190      5.51      2,087,200      56,257      5.44
                                                         ----------    --------               ----------    --------
          Total interest-bearing deposits.............    4,473,400      89,723      4.04      4,286,000      84,796      3.99
     Short-term borrowings............................      377,200       9,093      4.86        331,700       7,654      4.65
     Long-term debt...................................       50,000       1,667      6.72         49,800       1,668      6.75
                                                         ----------    --------               ----------    --------
          Total interest-bearing funds................    4,900,600     100,483      4.13      4,667,500      94,118      4.07
                                                                       --------                             --------
Noninterest-bearing deposits..........................    1,176,000                            1,018,200
Other liabilities and accrued expenses................       93,300                               84,300
                                                         ----------                           ----------
          Total liabilities...........................    6,169,900                            5,770,000
Stockholders' equity..................................      954,000                              861,400
                                                         ----------                           ----------
          Total liabilities and stockholders'
            equity....................................   $7,123,900                           $6,631,400
                                                         ----------                           ----------
                                                         ----------                           ----------
Net interest income...................................                 $176,780                             $166,440
                                                                       --------                             --------
                                                                       --------                             --------
Net interest rate spread..............................                               4.13%                                4.25%
Effect of noninterest-bearing funds...................                               1.14                                 1.07
                                                                                   -------                              -------
Net interest margin on earning assets.................                               5.27%                                5.32%
                                                                                   -------                              -------
                                                                                   -------                              -------
Taxable-equivalent adjustment included in:
     Loan income......................................                 $  2,312                             $  1,909
     Investment securities income.....................                      413                                  330
                                                                       --------                             --------
          Total.......................................                 $  2,725                             $  2,239
                                                                       --------                             --------
                                                                       --------                             --------

 *Presented on a tax equivalent basis using the statutory federal corporate income tax rate of 35%.

**Balances reported at amortized cost; excludes pretax unrealized gains (losses) on securities available-for-sale.

RECENT FASB PRONOUNCEMENTS

     Statement of Financial Accounting Standards (SFAS) No. 132, Employers' Disclosures about Pensions and Other Post-retirement Benefits, was issued in February 1998. This Statement revises the disclosure requirements for pension and other postretirement benefit plans and is effective for fiscal years beginning after December 15, 1997. The Corporation expects to follow industry standards in reporting the required information.

     Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that derivatives be recognized as either assets or liabilities in the statement of financial position and be measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and whether or not the derivative is designated as a hedging instrument. This Statement is effective for fiscal years beginning after June 15, 1999 with initial application in the first quarter of the fiscal year. SFAS No. 133 is not expected to have a material effect on the Corporation's financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

PART II. OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

     Description of matters voted upon and vote at Annual Meeting of Shareholders held April 29, 1998.

     Results of voting for Election of Directors:

        DIRECTORS                 FOR        WITHHELD
        ---------                 ---        --------
Cynthia A. Archer              62,831,371     292,112
H. Furlong Baldwin             62,860,796     262,687
Thomas M. Bancroft, Jr.        62,737,415     386,068
Richard O. Berndt              62,676,191     447,292
James A. Block, M.D.           61,528,261   1,595,222
William R. Brody, M.D.         62,667,681     455,802
George L. Bunting, Jr.         62,863,653     259,830
Martin L. Grass                56,120,371   7,003,112
Freeman A. Hrabowski, III      62,602,424     521,059
B. Larry Jenkins               62,875,201     248,282
Mary Junck                     62,849,223     274,260
Robert A. Kinsley              62,872,623     250,860
William J. McCarthy            62,641,078     482,405
Morris W. Offit                62,866,307     257,176
Morton B. Plant                62,868,777     254,706
Christian H. Poindexter        62,825,603     297,880
William C. Richardson          62,698,129     425,354
Donald J. Shepard              62,875,163     248,320

     Results of voting on Ratification of Appointment of Auditor (Coopers & Lybrand L.L.P.):

    FOR        AGAINST     ABSTAINED
    ---        -------     ---------
62,197,590     591,996      298,044

     There were no broker non-votes on these matters except for 35,853 non-votes on Ratification of Appointment of Auditor.

ITEM 5. OTHER INFORMATION

     The information presented here relates to the 1999 Annual Meeting of Stockholders of the Registrant, as affected by recent amendments to Rule 14a-4 and Rule 14a-8 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934.

     The 1999 Annual Meeting of Stockholders of the Registrant is expected to be held on April 28, 1999. The deadline in the Registrant's Bylaws for giving notice (in the form and with the content specified in the Bylaws) to the Registrant of any proposal to be presented at the meeting by any stockholder, outside the process of Rule 14a-8, is February 27, 1999, the 60th day before the meeting. (Under the Bylaws, such notice should be submitted no earlier than January 28, 1999, the 90th day before the meeting). To be timely, the notice must be addressed to the Secretary, Mercantile Bankshares Corporation, Two Hopkins Plaza, Baltimore, Maryland 21201, and must be received by the Secretary after January 27, 1998 and before the due date of February 27, 1999. If timely notice of the proposal is not given, the proposal may not be considered at the meeting.

     In addition, in the case of a stockholder proposal to be presented at the 1999 Annual Meeting, outside the process of Rule 14a-8, amended Rule 14a-4(c) permits the Registrant to exercise discretionary proxy voting authority on the proposal without limitation unless the stockholder gives the Registrant a timely notice of the proposal. Under the Rule, the 1999 required notice date is the date corresponding to the 45th day prior to mailing of the Registrant's proxy materials for its 1998 annual meeting. Accordingly, the required notice date will be February 10, 1999. If, on or before that date, notice of the proposal is not received by the Secretary at the address set forth above, the Registrant may vote on the proposal under the general discretionary authority granted in its proxies, without discussion of the proposal in its proxy materials. Timely notices submitted under Rule 14a-4(c), containing specified information, can in certain circumstances require the Registrant to comment on a proposal in its proxy materials or to vote its proxies on the proposal only where specific voting authority is given.

     For information concerning notice of any proposals to be made under Rule 14a-8, please refer to the Registrant's Proxy Statement dated March 27, 1998.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits --
           Exhibit 27 -- Financial Data Schedule

     (b) No Forms 8-K filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MERCANTILE BANKSHARES CORPORATION

August 11, 1998                          Principal Executive Officer

                                         /s/ H. Furlong Baldwin
                                         ______________________
                                         By: H. Furlong Baldwin
                                         Chairman of the Board and
                                         Chief Executive Officer


August 11, 1998                          Principal Financial Officer

                                         /s/ Terry L. Troupe
                                         ___________________
                                         By: Terry L. Troupe
                                         Chief Financial Officer


August 11, 1998                          Chief Accounting Officer

                                         /s/ Jerry F. Graham
                                         ___________________
                                         By: Jerry F. Graham
                                         Vice President and Controller