Form 10-Q/A
period 1998-06-30
MERCANTILE BANKSHARES CORP
filed 1998-11-13
CIK 64908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------
                                 FORM 10-Q/A-1
(MARK ONE)

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

As of July 31, 1998, registrant had outstanding 71,681,597 shares of Common
Stock.

ITEM 5. OTHER INFORMATION

     The Registrant's quarterly report on Form 10-Q for the period ended June 30, 1998, contained in Item 5 a description of certain matters concerning the 1999 Annual Meeting of Stockholders. The second paragraph of Item 5 contained an error. The January 27, 1998 date in that paragraph should be January 27, 1999. The following is the full text of Item 5, as amended to correct that date and to clarify the applicability of the due date of February 27, 1999.

     The information presented here relates to the 1999 Annual Meeting of Stockholders of the Registrant, as affected by recent amendments to Rule 14a-4 and Rule 14a-8 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934.

     The 1999 Annual Meeting of Stockholders of the Registrant is expected to be held on April 28, 1999. The deadline in the Registrant's Bylaws for giving notice (in the form and with the content specified in the Bylaws) to the Registrant of any proposal to be presented at the meeting by any stockholder, outside the process of Rule 14a-8, is February 27, 1999, the 60th day before the meeting. (Under the Bylaws, such notice should be submitted no earlier than January 28, 1999, the 90th day before the meeting). To be timely, the notice must be addressed to the Secretary, Mercantile Bankshares Corporation, Two Hopkins Plaza, Baltimore, Maryland 21201, and must be received by the Secretary after January 27, 1999 and on or before the due date of February 27, 1999. If timely notice of the proposal is not given, the proposal may not be considered at the meeting.

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

                                         MERCANTILE BANKSHARES CORPORATION

November 10, 1998                        Principal Executive Officer

                                         /s/ H. Furlong Baldwin
                                         ______________________
                                         By: H. Furlong Baldwin
                                         Chairman of the Board and
                                         Chief Executive Officer


November 10, 1998                        Principal Financial Officer

                                         /s/ Terry L. Troupe
                                         ___________________
                                         By: Terry L. Troupe
                                         Chief Financial Officer


November 10, 1998                        Chief Accounting Officer

                                         /s/ Jerry F. Graham
                                         ___________________
                                         By: Jerry F. Graham
                                         Vice President and Controller