Form 10-Q
period 1998-09-30
MERCANTILE BANKSHARES CORP
filed 1998-11-13
CIK 64908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     -------------------------------------
                                   FORM 10-Q

(MARK ONE)

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No _.

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

As of October 30, 1998, registrant had outstanding 71,391,715 shares of Common Stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                       MERCANTILE BANKSHARES CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                                                SEPTEMBER 30,    December 31,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                                            1998            1997
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks......................................................................    $   213,244      $  337,234
Interest-bearing deposits in other banks.....................................................            100             100
Investment securities:
  U.S. Treasury and government agencies
     Available-for-sale at fair value........................................................      1,762,412       1,590,292
  States and political subdivisions
     Held-to-maturity -- market value of $13,887 (1998) and $11,130 (1997)...................         13,641          11,081
     Available-for-sale at fair value........................................................          1,428             757
  Other investments
     Held-to-maturity -- market value of $14,643 (1998) and $13,229 (1997)...................         14,643          13,229
     Available-for-sale at fair value........................................................         15,800          16,264
                                                                                                -------------    ------------
       Total investment securities...........................................................      1,807,924       1,631,623
                                                                                                -------------    ------------
Federal funds sold...........................................................................        186,978           1,452
Securities purchased under resale agreements.................................................                         75,000

Loans........................................................................................      5,023,307       4,978,522
Less: allowance for loan losses..............................................................       (113,402)       (106,097)
                                                                                                -------------    ------------
       Loans, net............................................................................      4,909,905       4,872,425
                                                                                                -------------    ------------
Bank premises and equipment, less accumulated depreciation of
  $88,420 (1998) and $85,245 (1997)..........................................................         87,862          82,899
Other real estate owned, net.................................................................          1,872           2,627
Excess cost over equity in affiliated banks, net.............................................         48,604          36,230
Other assets.................................................................................        154,460         131,079
                                                                                                -------------    ------------
       Total assets..........................................................................    $ 7,410,949      $7,170,669
                                                                                                -------------    ------------
                                                                                                -------------    ------------
LIABILITIES
Deposits:
  Noninterest-bearing deposits...............................................................    $ 1,276,683      $1,205,563
  Interest-bearing deposits..................................................................      4,486,078       4,488,348
                                                                                                -------------    ------------
       Total deposits........................................................................      5,762,761       5,693,911
Short-term borrowings........................................................................        506,340         402,734
Accrued expenses and other liabilities.......................................................        103,680          89,004
Long-term debt...............................................................................         40,943          50,016
                                                                                                -------------    ------------
       Total liabilities.....................................................................      6,413,724       6,235,665
                                                                                                -------------    ------------
STOCKHOLDERS' EQUITY
Preferred stock, no par value; authorized 2,000,000 shares; issued and outstanding -- None
Common stock, $2 par value; authorized 130,000,000 shares; issued
  71,428,613 shares in 1998 and 71,874,297 shares in 1997....................................        142,857         143,749
Capital surplus..............................................................................         44,869          62,089
Retained earnings............................................................................        781,528         717,978
Accumulated other comprehensive income.......................................................         27,971          11,188
                                                                                                -------------    ------------
       Total stockholders' equity............................................................        997,225         935,004
                                                                                                -------------    ------------
          Total liabilities and stockholders' equity.........................................    $ 7,410,949      $7,170,669
                                                                                                =============    ============

See notes to consolidated financial statements

                       MERCANTILE BANKSHARES CORPORATION
                        STATEMENT OF CONSOLIDATED INCOME

                                                                             FOR THE 9 MONTHS          FOR THE 3 MONTHS
                                                                                   ENDED                     ENDED
                                                                               SEPTEMBER 30,             SEPTEMBER 30,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                1998         1997         1998         1997
--------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans.............................................    $333,571     $321,954     $112,426     $111,811
                                                                           --------     --------     --------     --------
Interest and dividends on investment securities:
  Taxable interest income..............................................      72,945       69,445       25,124       23,234
  Tax-exempt interest income...........................................         517          493          186          170
  Dividends............................................................         970          813          338          307
  Other investment income..............................................         291          332          128          100
                                                                           --------     --------     --------     --------
                                                                             74,723       71,083       25,776       23,811
                                                                           --------     --------     --------     --------
Other interest income..................................................       7,578        2,242        3,132        1,338
                                                                           --------     --------     --------     --------
       Total interest income...........................................     415,872      395,279      141,334      136,960
                                                                           --------     --------     --------     --------
INTEREST EXPENSE
Interest on deposits...................................................     134,784      130,593       45,061       45,797
Interest on short-term borrowings......................................      14,921       12,372        5,828        4,718
Interest on long-term debt.............................................       2,385        2,498          718          830
                                                                           --------     --------     --------     --------
       Total interest expense..........................................     152,090      145,463       51,607       51,345
                                                                           --------     --------     --------     --------
NET INTEREST INCOME....................................................     263,782      249,816       89,727       85,615
Provision for loan losses..............................................       8,475        9,943        2,849        3,518
                                                                           --------     --------     --------     --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES....................     255,307      239,873       86,878       82,097
                                                                           --------     --------     --------     --------
NONINTEREST INCOME
Trust division services................................................      43,442       38,317       15,005       13,511
Service charges on deposit accounts....................................      12,987       12,522        4,391        4,336
Other fees.............................................................      21,537       19,501        7,833        7,400
Investment securities gains and (losses)...............................           9       (1,491)                        8
Other income...........................................................       2,054        4,291          677          866
                                                                           --------     --------     --------     --------
       Total noninterest income........................................      80,029       73,140       27,906       26,121
                                                                           --------     --------     --------     --------
NONINTEREST EXPENSES
Salaries...............................................................      79,591       76,946       26,505       25,876
Employee benefits......................................................      19,162       16,803        6,756        5,366
Net occupancy expense of bank premises.................................       8,229        8,670        2,952        3,109
Furniture and equipment expenses.......................................      13,823       13,337        4,428        4,727
Communications and supplies............................................       9,091        8,713        3,130        2,986
FDIC insurance premium expense.........................................         548          483          180          169
Other expenses.........................................................      32,211       31,030       11,553       11,063
                                                                           --------     --------     --------     --------
       Total noninterest expenses......................................     162,655      155,982       55,504       53,296
                                                                           --------     --------     --------     --------
Income before income taxes.............................................     172,681      157,031       59,280       54,922
Applicable income taxes................................................      63,338       57,708       22,016       20,158
                                                                           --------     --------     --------     --------
NET INCOME.............................................................    $109,343     $ 99,323     $ 37,264     $ 34,764
                                                                           ========     ========     ========     ========
NET INCOME PER SHARE OF COMMON STOCK(2):
  Basic................................................................       $1.52        $1.39         $.52         $.48
                                                                           ========     ========     ========     ========
  Diluted..............................................................       $1.51        $1.38         $.52         $.48
                                                                           ========     ========     ========     ========

See notes to consolidated financial statements

                       MERCANTILE BANKSHARES CORPORATION
                      STATEMENT OF CONSOLIDATED CASH FLOWS

                                                                                                     FOR THE 9 MONTHS ENDED
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                          SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                                                                                    1998          1997
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest and fees on loans.......................................................................    $ 333,651     $ 318,712
Interest and dividends on investment securities..................................................       71,669        69,308
Other interest income............................................................................        7,922         2,180
Noninterest income...............................................................................       79,029        74,252
Interest paid....................................................................................     (154,379)     (144,068)
Noninterest expenses paid........................................................................     (163,045)     (130,636)
Income taxes paid................................................................................      (63,396)      (60,182)
                                                                                                     ---------     ---------
       Net cash provided by operating activities.................................................      111,451       129,566
                                                                                                     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held-to-maturity...............................        2,567         2,265
Proceeds from maturities of investment securities available-for-sale.............................      356,589       427,988
Proceeds from sales of investment securities available-for-sale..................................          804        33,291
Purchases of investment securities held-to-maturity..............................................       (1,092)         (535)
Purchases of investment securities available-for-sale............................................     (495,111)     (442,763)
Net (increase) decrease in customer loans........................................................        7,937      (341,185)
Proceeds from sales of other real estate owned...................................................        1,232         2,154
Capital expenditures.............................................................................      (10,275)      (10,502)
Proceeds from sales of buildings.................................................................          321         6,610
                                                                                                     ---------     ---------
       Net cash provided by (used in) investing activities.......................................     (137,028)     (322,677)
                                                                                                     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits.....................................................       38,589        48,068
Net increase (decrease) in checking plus interest and savings accounts...........................       32,183       (29,238)
Net increase (decrease) in certificates of deposit...............................................      (73,024)      210,386
Net increase in short-term borrowings............................................................      103,606        42,680
Repayment of long-term debt......................................................................       (9,073)          (71)
Proceeds from issuance of shares.................................................................        5,032         5,425
Repurchase of common shares......................................................................      (47,226)      (12,295)
Dividends paid...................................................................................      (45,793)      (40,909)
                                                                                                     ---------     ---------
       Net cash provided by financing activities.................................................        4,294       224,046
                                                                                                     ---------     ---------
Net increase (decrease) in cash and cash equivalents.............................................      (21,283)       30,935
Cash and cash equivalents at beginning of period.................................................      413,786       285,379
Adjustment for acquired banks....................................................................        7,819         4,798
                                                                                                     ---------     ---------
Cash and cash equivalents at end of period.......................................................    $ 400,322     $ 321,112
                                                                                                     =========     =========


                                                                                                     FOR THE 9 MONTHS ENDED
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES                                 SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                                                                                    1998          1997
----------------------------------------------------------------------------------------------------------------------------
Net income.......................................................................................    $ 109,343     $  99,323
                                                                                                     ---------     ---------
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization..................................................................        6,341         6,014
  Provision for loan losses......................................................................        8,475         9,943
  Amortization of excess cost over equity in affiliates..........................................        2,516         1,673
  Investment securities (gains) and losses.......................................................           (9)        1,491
  Write-downs of other real estate owned.........................................................          208           270
  Gains on sales of other real estate owned......................................................         (258)         (306)
  Gains on sales of buildings....................................................................          (59)       (1,382)
  Increase in interest receivable................................................................       (2,630)       (5,099)
  (Increase) decrease in other receivables.......................................................         (674)        1,309
  (Increase) decrease in other assets............................................................      (18,444)        6,341
  Increase (decrease) in interest payable........................................................       (2,289)        1,395
  Increase in accrued expenses...................................................................        8,989        11,068
  Decrease in taxes payable......................................................................          (58)       (2,474)
                                                                                                     ---------     ---------
       Total adjustments.........................................................................        2,108        30,243
                                                                                                     ---------     ---------
Net cash provided by operating activities........................................................    $ 111,451     $ 129,566
                                                                                                     =========     =========

See notes to consolidated financial statements

                       MERCANTILE BANKSHARES CORPORATION
           STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                                                                       Accu-
                                                                                                                     mulated
                                                                                                                       Other
                                                                                                                     Compre-
                                                                                   Common     Capital    Retained    hensive
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                           Total       Stock     Surplus    Earnings     Income
----------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996........................................   $836,036    $ 94,872    $ 97,154    $641,212    $ 2,798
Net income........................................................     99,323                              99,323
Unrealized gains (losses) on securities available-for-sale,
  net of reclassification adjustment, net of taxes................      6,014                                          6,014
                                                                     --------
Comprehensive income..............................................    105,337
                                                                     --------
Cash dividends paid:
  Common stock ($.57 per share)...................................    (40,909)                            (40,909)
Issuance of 91,922 shares for dividend reinvestment and stock
  purchase plan...................................................      3,090         183       2,907
Issuance of 17,177 shares for employee stock purchase dividend
  reinvestment plan...............................................        572          34         538
Issuance of 94,645 shares for employee stock option plan..........      1,797         189       1,608
Purchase of 394,175 shares under stock repurchase plan............    (12,295)       (788)    (11,507)
Issuance of 23,701,458 shares for a 3 for 2 stock split...........        (34)     47,403     (47,437)
Issuance of 872,374 shares for bank acquisitions..................     17,967       1,744      16,223
Vested stock options..............................................      1,114                   1,114
                                                                     --------    --------    --------    --------    -------
BALANCE, SEPTEMBER 30, 1997.......................................   $912,675    $143,637    $ 60,600    $699,626    $ 8,812
                                                                     ========    ========    ========    ========    =======

BALANCE, DECEMBER 31, 1997........................................   $935,004    $143,749    $ 62,089    $717,978    $11,188
Net income........................................................    109,343                             109,343
Unrealized gains (losses) on securities available-for-sale,
  net of reclassification adjustment, net of taxes(5).............     16,783                                         16,783
                                                                     --------
Comprehensive income..............................................    126,126
                                                                     --------
Cash dividends paid:
  Common stock ($.64 per share)...................................    (45,793)                            (45,793)
Issuance of 102,086 shares for dividend reinvestment and stock
  purchase plan...................................................      3,193         204       2,989
Issuance of 19,057 shares for employee stock purchase dividend
  reinvestment plan...............................................        649          38         611
Issuance of 90,993 shares for employee stock option plan..........      1,190         182       1,008
Purchase of 1,333,500 shares under stock repurchase plan..........    (47,226)     (2,667)    (44,559)
Issuance of 675,680 shares for bank acquisition...................     23,055       1,351      21,704
Vested stock options..............................................      1,027                   1,027
                                                                     --------    --------    --------    --------    -------
BALANCE, SEPTEMBER 30, 1998.......................................   $997,225    $142,857    $ 44,869    $781,528    $27,971
                                                                     ========    ========    ========    ========    =======

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

2) Year-to-date basic earnings per share amounts are based on the weighted average number of common shares outstanding during the period of 71,788,479 shares for 1998 and 71,343,876 shares for 1997. Diluted earnings per share amounts are based on the weighted average number of common shares outstanding during the period adjusted for the effect of dilutive stock options. The adjusted average shares for the nine months ended September 30, 1998 and 1997 were 72,334,160 and 71,746,959, respectively.

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

                                                                                                SEPTEMBER 30,    December 31,
(DOLLARS IN THOUSANDS)                                                                                   1998            1997
-----------------------------------------------------------------------------------------------------------------------------
Impaired loans with a valuation allowance....................................................     $   4,118          $  2,785
Impaired loans with no valuation allowance...................................................        16,471            20,805
                                                                                                  ---------          --------
  Total impaired loans.......................................................................     $  20,589          $ 23,590
                                                                                                  =========          ========
Allowance for loan losses applicable to impaired loans.......................................     $   1,766          $  1,317
Allowance for loan losses applicable to other than impaired loans............................       111,636           104,780
                                                                                                  ---------          --------
  Total allowance for loan losses............................................................     $ 113,402          $106,097
                                                                                                  =========          ========
Year-to-date interest income on impaired loans recorded on the cash basis....................     $     568          $  1,207
                                                                                                  =========          ========
Year-to-date average recorded investment in impaired loans during the period.................     $  21,700          $ 22,600
                                                                                                  =========          ========
Quarter-to-date interest income on impaired loans recorded on the cash basis.................     $      83          $    367
                                                                                                  =========          ========
Quarter-to-date average recorded investment in impaired loans during the period..............     $  21,700          $ 24,300
                                                                                                  =========          ========

NOTE: Impaired loans do not include large groups of smaller balance homogeneous loans that are evaluated collectively for impairment (e.g. residential mortgages and consumer installment loans). The allowance for loan losses related to these loans is included in the allowance for loan losses applicable to other than impaired loans.

4) Various commitments to extend credit (lines of credit) are made in the normal course of banking business. At September 30, 1998, total unused lines of credit approximated $2,490,000,000. In addition, letters of credit are issued for the benefit of customers by affiliated banks. Outstanding letters of credit were $139,400,000 at September 30, 1998.

5) As of January 1, 1998, the Corporation adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. The following table summarizes the related tax effect of unrealized gains (losses) on securities available-for-sale included in other comprehensive income, as shown in the Statement of Changes in Consolidated Stockholders' Equity on page 5.

                                                                            FOR THE 9 MONTHS ENDED SEPTEMBER 30,
                                                                           1998                              1997
                                                              -------------------------------    -----------------------------
                                                                            Tax                               Tax
                                                              Pretax     (Expense)      Net      Pretax    (Expense)     Net
(DOLLARS IN THOUSANDS)                                        Amount      Benefit     Amount     Amount     Benefit     Amount
------------------------------------------------------------------------------------------------------------------------------
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the
  period...................................................   $26,179     $(9,391)    $16,788    $8,333     $(3,220)    $5,113
Reclassification adjustment for (gains) losses included in
  net income...............................................        (9)          4          (5)   1,491         (590)      901
                                                              -------    ---------    -------    ------    ---------    ------
Total......................................................   $26,170     $(9,387)    $16,783    $9,824     $(3,810)    $6,014
                                                              =======    =========    =======    ======    =========    ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       MERCANTILE BANKSHARES CORPORATION

EARNINGS SUMMARY

     Net income per share for the nine months ended September 30, 1998 was $1.52, an increase of 9.4% over the $1.39 for the comparable period last year. Net income was $ 109,343,000, an increase of 10.1% over the $99,323,000 for the first nine months of 1997.

     Net income per share for the third quarter of 1998 was $.52, an increase of 8.3% over the $.48 for the comparable period last year. Net income was $37,264,000, an increase of 7.2% over the $34,764,000 for the third quarter of 1997.

NET INTEREST INCOME AND NET INTEREST MARGIN

     Net interest income for the nine months ended September 30, 1998 was 5.6% higher than the amount for the comparable period in 1997 due to an increase of 6.6% in average earning assets. Average loans increased by 4.1% over the first three quarters of 1997 to $4,975,700,000 for the first three quarters of 1998. Average securities increased 6.0% to $1,675,800,000 for the first nine months of 1998. Net interest margin on earning assets was 5.24% for the first three quarters of 1998 and 5.27% for the same period in 1997.

     Net interest income for the three months ended September 30, 1998 was 4.8% higher than the amount for the comparable period in 1997 due to an increase of 5.3% in average earning assets. Average loans increased by 1.3% over the third quarter of 1997 to $5,009,700,000. Average securities increased 9.6% to $1,733,700,000 for the third quarter of 1998. Net interest margin on earning assets was 5.18% for the third quarter of 1998 and 5.20% for the same period in 1997.

NONINTEREST INCOME

     For the first nine months of 1998, total noninterest income increased 9.4% to $80,029,000 from $73,140,000 for the first three quarters of 1997. Factors contributing to this increase include an increase in trust division revenues, an increase in other fee income from general bank services and products, and investment securities gains of $9,000 during 1998 compared to securities losses of $1,491,000 during 1997. These increases were partially offset by a decrease in other income which included a gain of $1,175,000 on the sale of a bank owned building during 1997.

     Total noninterest income for the quarter ended September 30, 1998 increased 6.8% to $27,906,000 from $26,121,000 for the third quarter of 1997. Factors contributing to this increase include an increase in trust division revenues and an increase in other fee income from general bank services and products.

NONINTEREST EXPENSES

     Total noninterest expenses, excluding the provision for loan losses, for the first three quarters of 1998 increased 4.3% to $162,655,000 from $155,982,000 for the comparable period in 1997. Approximately 35% of this increase relates to employee benefits expense for 1998, which is primarily attributable to enhancements made to the employee cash balance pension plan. Normal increases in other noninterest expenses were offset slightly by a reduction in net occupancy expenses.

     Total noninterest expenses, excluding the provision for loan losses, for the third quarter of 1998 increased 4.1% to $55,504,000 from $53,296,000 for the comparable period in 1997. Approximately 63% of this increase relates to employee benefits expense for 1998, which reflects the previously mentioned enhancements made to the employee cash balance pension plan. Normal increases in other noninterest expenses were offset partially by a reduction in net occupancy expenses and furniture and equipment expenses.

ANALYSIS OF FINANCIAL CONDITION

     Investment securities increased 10.8% to $1,807,924,000 at September 30, 1998 from $1,631,623,000 at December 31, 1997. Total loans outstanding increased slightly less than 1% to $5,023,307,000 at September 30, 1998 from $4,978,522,000 at December 31, 1997.

     Total deposits increased 1.2% to $5,762,761,000 as of September 30, 1998 from $5,693,911,000 at December 31, 1997. Interest-bearing deposits were $4,486,078,000 as of September 30, 1998, reflecting a slight decrease from the $4,488,348,000 at December 31, 1997. Interest-bearing deposits represented 77.8% of total deposits at September 30, 1998 and 78.8% of total deposits at December 31, 1997. Noninterest-bearing deposits increased 5.9% to $1,276,683,000 as of September 30, 1998, compared to $1,205,563,000 at December 31, 1997. Short term borrowings, which mainly consist of Federal funds purchased and securities sold under repurchase agreements, increased 25.7% to $506,340,000 at September 30, 1998 from $402,734,000 at December 31, 1997.

     Total stockholders' equity increased 6.7% to $997,225,000 at September 30, 1998 from $935,004,000 at December 31, 1997. The increase from net income was partially offset by dividends paid and by share repurchases. The Corporation's continued strong capital position is evidenced by the ratio of stockholders' equity to total assets of 13.46% at September 30, 1998 compared to 13.04% at December 31, 1997. For more details see the Statement of Changes in Consolidated Stockholders' Equity on page 5.

YEAR 2000 ISSUES

     The Year 2000 issues relate to systems designed to use two digits rather than four to define the applicable year. This flaw can cause system failures and disruptions, including inability to process transactions. While the Corporation's assessments, programs and costs for Year 2000 compliance have not changed significantly from prior reports, this discussion provides further details.

     The Corporation began assessing these issues during 1995. The process basically incorporates an assessment of need, implementation of software modifications or installation of new software, testing of software and interfaces thereto and development of contingency plans.

     This report focuses primarily on information technology, our computer based systems and applications. Non-information technology issues, which involve embedded technology such as microcontrollers affecting performance of machinery and equipment, are believed to have been assessed and substantially resolved.

     As to information technology, the assessment phase is substantially complete and the Corporation is actively engaged in the remaining phases. A major part of this project was completed in 1997, when 18 of 21 banking affiliates converted to a new integrated Year 2000 compliant banking and general ledger software system. Two more affiliates were converted during the third quarter of this year and the one remaining affiliate is operating on separate Year 2000 compliant computer-based systems and software. The Trust accounting software was upgraded to Year 2000 compliant software in October 1998. Compliance certification testing for the Banking and Trust systems will be completed by year end. Accordingly, testing and renovation of mission critical systems are scheduled for completion in 1998. Of the remaining systems, approximately 75% of the effort is accomplished, with substantial completion expected in 1998. Achievement of fully integrated systems and vendor testing, with development of contingency plans, is expected in the first half of 1999.

     The Corporation has initiated formal communications with important vendors, customers and other third parties regarding their Year 2000 readiness. Vendors are requested to represent that their products and services will be compliant and appropriately tested.

     A Year 2000 committee has been established to monitor progress in addressing all aspects of the Year 2000 plan. Formal reports are made to the Audit Committee of our lead bank affiliate and to the Board of Directors of the Corporation at their respective quarterly meetings. Progress is also being monitored by internal and external audit reviews. Management believes that it is on an appropriate schedule with its Year 2000 plan.

     Through September 30, 1998, the Corporation has incurred incremental costs of $9.3 million which it has identified as Year 2000 related. Management does not anticipate that material additional incremental costs will be incurred in the completion of its Year 2000 plan.

                              CAUTIONARY STATEMENT

     This discussion is permeated with forward-looking statements within the meaning of and pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. A forward-looking statement encompasses any estimate, prediction, opinion or statement of belief contained in this discussion, and the underlying management assumptions. Our expectations stated in this report concerning matters such as the degree of progress and compliance to be achieved at various times are based on assessments and assumptions that involve many unpredictable factors including the readiness, compliance, representations and performance of third parties. Therefore, these statements should be read with caution. For example, the daily conduct of a banking business involves interdependence among banks, other financial institutions and governmental bodies (such as the Federal Reserve System) which will require mutual readiness for Year 2000, with potentially serious consequences if readiness is not achieved. In such an environment, while contingency plans can be effective to some degree, there may not be viable alternatives if systems are not compliant or if failure occurs. In such a case, the adverse effects on the Corporation may be material to an unpredictable extent.

ASSET QUALITY

NON-PERFORMING ASSETS

     Non-performing assets consist of non-accrual loans, renegotiated loans and other real estate owned (i.e., real estate acquired in foreclosure or in lieu of foreclosure). With respect to non-accrual loans, the Corporation's policy is that, regardless of the value of the underlying collateral and/or guarantees, no interest is accrued on the entire balance once either principal or interest payments on any loan become 90 days past due at the end of a calendar quarter. All accrued and uncollected interest on such loans is eliminated from the income statement and is recognized only as collected. A loan may be put on non-accrual status sooner than this standard if, in management's judgement, such action is warranted. During the nine months ended September 30, 1998, non-performing assets decreased $4,095,000 to $26,988,000. Non-performing loans, one of the components of non-performing assets, decreased $3,340,000 while other real estate owned, the other component, decreased $755,000.

NON-PERFORMING ASSETS                                                                           SEPTEMBER 30,    December 31,
(DOLLARS IN THOUSANDS)                                                                                   1998            1997
-----------------------------------------------------------------------------------------------------------------------------
Non-accrual loans (1)........................................................................      $25,116            $28,456
Renegotiated loans (1).......................................................................         NONE               NONE
Loans contractually past due 90 days or more and still accruing interest.....................         NONE               NONE
                                                                                                   -------            -------
       Total non-performing loans............................................................       25,116             28,456
Other real estate owned......................................................................        1,872              2,627
                                                                                                   -------            -------
       Total non-performing assets...........................................................      $26,988            $31,083
                                                                                                   =======            =======

1) Total interest on these loans is not considered to be material in any of the periods reported herein. Aggregate gross interest income of $1,900,000 and $2,273,000 for the first nine months of 1998 and the year 1997, respectively, on non-accrual and renegotiated loans, would have been recorded if these loans had been accruing on their original terms throughout the period or since origination if held for part of the period. The amount of interest income on the non-accrual and renegotiated loans that was recorded totalled $718,000 and $1,144,000 for the first nine months of 1998 and the year 1997, respectively.

NOTE: The Corporation was monitoring loans estimated to aggregate $3,417,000 at September 30, 1998 and $3,662,000 at December 31, 1997, not classified as non-accrual or renegotiated loans. These loans had characteristics which indicated they might result in such classification in the future.

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

The following table presents a summary of the activity in the Allowance for Loan
Losses:

                                                                    FOR THE 9 MONTHS ENDED        FOR THE 3 MONTHS ENDED
ALLOWANCE FOR LOAN LOSSES                                                SEPTEMBER 30,                 SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                                                   1998           1997           1998           1997
--------------------------------------------------------------------------------------------------------------------------
Allowance balance -- beginning.................................    $  106,097     $   97,718     $  111,446     $  102,127
Allowance of acquired banks....................................         1,130          1,373                         1,373
Charge-offs:
  Commercial, financial and agricultural.......................        (1,972)        (1,307)          (346)          (415)
  Real estate -- construction..................................                           (6)
  Real estate -- mortgage......................................          (825)          (483)          (286)          (337)
  Consumer.....................................................        (2,278)        (2,982)          (842)          (932)
                                                                   ----------     ----------     ----------     ----------
     Totals....................................................        (5,075)        (4,778)        (1,474)        (1,684)
                                                                   ----------     ----------     ----------     ----------
Recoveries:
  Commercial, financial and agricultural.......................           960            433            126            245
  Real estate -- construction..................................           175             11                             9
  Real estate -- mortgage......................................           601            288            153            207
  Consumer.....................................................         1,039          1,271            302            464
                                                                   ----------     ----------     ----------     ----------
     Totals....................................................         2,775          2,003            581            925
                                                                   ----------     ----------     ----------     ----------
Net charge-offs................................................        (2,300)        (2,775)          (893)          (759)
Provision for loan losses......................................         8,475          9,943          2,849          3,518
                                                                   ----------     ----------     ----------     ----------
Allowance balance -- ending....................................    $  113,402     $  106,259     $  113,402     $  106,259
                                                                   ==========     ==========     ==========     ==========
Average loans outstanding during period........................    $4,975,700     $4,778,500     $5,009,700     $4,943,500
                                                                   ==========     ==========     ==========     ==========
Net charge-offs (annualized) as a percentage of average loans
  outstanding during period....................................           .06%           .08%           .07%           .06%
                                                                          ===            ===            ===            ===
Allowance for loan losses at period end as a percentage of
  average loans................................................          2.28%          2.22%          2.26%          2.15%
                                                                         ====           ====           ====           ====
Allowance for loan losses at period end as a percentage of
  non-performing loans at period end...........................        451.51%        337.58%
                                                                       ======         ======

CHARGE-OFFS

Intensive collection efforts continue after charge-off in order to maximize the recovery of amounts previously charged off. Net charge-offs were $2,300,000 for the first nine months of 1998 versus $2,775,000 during the first nine months of 1997. For further details of charge-offs and recoveries see the preceding Allowance For Loan Losses table.

                       MERCANTILE BANKSHARES CORPORATION

ANALYSIS OF INTEREST RATES AND INTEREST DIFFERENTIALS

The following table presents the distribution of the average consolidated balance sheets, interest income/expense and annualized yields earned and rates paid through the first nine months of the year.

                                                                                      1998                                 1997
                                                         ---------------------------------    ---------------------------------
                                                            Average    Income*/    Yield*/       Average    Income*/    Yield*/
(DOLLARS IN THOUSANDS)                                      Balance     Expense       Rate       Balance     Expense       Rate
-------------------------------------------------------------------------------------------------------------------------------
Earning assets
  Loans:
     Commercial.......................................   $1,764,400    $120,230      9.11%    $1,640,300    $111,663      9.10%
     Real estate......................................    2,564,300     173,361      9.04      2,492,400     169,326      9.08
     Consumer.........................................      647,000      43,410      8.97        645,800      43,818      9.07
                                                         ----------    --------               ----------    --------
          Total loans.................................    4,975,700     337,001      9.06      4,778,500     324,807      9.09
                                                         ----------    --------               ----------    --------
  Federal funds sold..................................      174,000       7,110      5.46         54,400       2,238      5.50
  Securities purchased under resale agreements........       10,900         464      5.69
  Securities**:
     Taxable securities
       U.S. Treasury securities.......................    1,620,000      72,161      5.96      1,529,300      68,780      6.01
       U.S. Agency securities.........................       18,400         784      5.70         15,900         665      5.57
       Other stocks and bonds.........................       23,100       1,565      9.07         22,900       1,387      8.10
     Tax-exempt securities
       States and political subdivisions..............       14,300         855      7.99         13,400         779      7.79
                                                         ----------    --------               ----------    --------
          Total securities............................    1,675,800      75,365      6.01      1,581,500      71,611      6.05
                                                         ----------    --------               ----------    --------
  Interest-bearing deposits in other banks............          100           4      5.28            100           4      5.65
                                                         ----------    --------               ----------    --------
          Total earning assets........................    6,836,500     419,944      8.21      6,414,500     398,660      8.31
                                                                       --------                             --------
Cash and due from banks...............................      212,500                              195,000
Bank premises and equipment, net......................       85,000                               79,100
Other assets..........................................      173,400                              162,200
Less: allowance for loan losses.......................     (109,700)                            (101,400)
                                                         ----------                           ----------
          Total assets................................   $7,197,700                           $6,749,400
                                                         ==========                           ==========
Interest-bearing liabilities
  Deposits:
     Savings deposits.................................   $2,249,600      43,109      2.56     $2,199,600      43,174      2.62
     Time deposits....................................    2,236,300      91,675      5.48      2,141,300      87,419      5.46
                                                         ----------    --------               ----------    --------
          Total interest-bearing deposits.............    4,485,900     134,784      4.02      4,340,900     130,593      4.02
     Short-term borrowings............................      412,500      14,921      4.84        341,600      12,372      4.84
     Long-term debt...................................       47,400       2,385      6.72         49,900       2,498      6.69
                                                         ----------    --------               ----------    --------
          Total interest-bearing funds................    4,945,800     152,090      4.11      4,732,400     145,463      4.11
                                                                       --------                             --------
Noninterest-bearing deposits..........................    1,198,000                            1,055,400
Other liabilities and accrued expenses................       92,700                               86,800
                                                         ----------                           ----------
          Total liabilities...........................    6,236,500                            5,874,600
Stockholders' equity..................................      961,200                              874,800
                                                         ----------                           ----------
          Total liabilities and stockholders'
            equity....................................   $7,197,700                           $6,749,400
                                                         ==========                           ==========
Net interest income...................................                 $267,854                             $253,197
                                                                       ========                             ========
Net interest rate spread..............................                               4.10%                                4.20%
Effect of noninterest-bearing funds...................                               1.14                                 1.07
                                                                                   -------                              -------
Net interest margin on earning assets.................                               5.24%                                5.27%
                                                                                   =======                              =======
Taxable-equivalent adjustment included in:
     Loan income......................................                 $  3,430                             $  2,853
     Investment securities income.....................                      642                                  528
                                                                       --------                             --------
          Total.......................................                 $  4,072                             $  3,381
                                                                       ========                             ========

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

     Statement of Financial Accounting Standards No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, was issued in October 1998. This Statement amends existing classification and accounting treatment of mortgage-backed securities, retained after mortgage loans held for sale are securitized, for entities engaged in mortgage banking activities. These securities previously were classified and accounted for as trading and now may be classified as held-to-maturity or available-for-sale, also. This Statement is effective for the first fiscal quarter beginning after December 15, 1998. SFAS No. 134 is not expected to have a material effect on the Corporation's financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

PART II. OTHER INFORMATION
ITEM 5. OTHER INFORMATION

     Dr. William C. Richardson resigned as a director of the Registrant in August, 1998. Accordingly, the Bylaws of the Registrant were amended by the Board of Directors to reduce the number of directors of the Registrant from 18 to 17.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits --
           Exhibit 27 -- Financial Data Schedule

     (b) No Forms 8-K filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MERCANTILE BANKSHARES CORPORATION

November 10, 1998                        Principal Executive Officer
                                         /s/ H. Furlong Baldwin
                                         _______________________________________
                                         By: H. Furlong Baldwin
                                         Chairman of the Board and
                                         Chief Executive Officer

November 10, 1998                        Principal Financial Officer
                                         /s/ Terry L. Troupe
                                         _______________________________________
                                         By: Terry L. Troupe
                                         Chief Financial Officer

November 10, 1998                        Chief Accounting Officer
                                         /s/ Jerry F. Graham
                                         _______________________________________
                                         By: Jerry F. Graham
                                         Vice President and Controller