Form 10-K
period 1998-12-31
MERCANTILE BANKSHARES CORP
filed 1999-03-26
CIK 64908

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998
                          -----------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ----------------------

Commission file number                       0-5127
                         -----------------------------------------------------

                        Mercantile Bankshares Corporation
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

           Maryland                                          52-0898572
           --------                                          ----------
State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization                            Identification No.)

Two Hopkins Plaza, P. O. Box 1477, Baltimore, Maryland              21203
------------------------------------------------------              -----
        (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (410) 237-5900
                                                   ---------------
Securities registered pursuant to Section 12(b) of the Act:

Title of each class                 Name of each exchange on which registered
       None                                                None
       ----                                                ----

           Securities registered pursuant to section 12(g) of the Act:
                           Common Stock ($2 par value)
                 -----------------------------------------------
                                (Title of class)

                         Preferred Stock Purchase Rights
                         -------------------------------
                                (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

--------------------------------------------------------------------------------

        At February 26, 1999, the aggregate market value of shares of Common Stock held by non-affiliates of Registrant (including fiduciary accounts administered by affiliates) was $2,503,849,635 based on the last sale price on the Nasdaq National Market on February 26, 1999.

        As of February 26, 1999, 69,536,010 shares of common stock were outstanding.

        Documents Incorporated by Reference: Parts I, II and IV - Portions of Registrant's Annual Report to Stockholders for year ended December 31, 1998, as indicated, Part III - Definitive Proxy Statement of Registrant filed with the Securities and Exchange Commission under Regulation 14A.

                                     PART I

ITEM 1.  BUSINESS

                                     General

        Mercantile Bankshares Corporation was incorporated under the laws of Maryland on May 27, 1969. It is a bank holding company registered under the Bank Holding Company Act of 1956. Mercantile Bankshares Corporation is referred to in this report as "Mercshares" or "Registrant."

        Mercshares directly owns all of the outstanding stock of 21 Affiliated Banks and directly or indirectly owns all of the outstanding stock of certain other Affiliates. For purposes of segment reporting, two operating components have been identified. They are (1) the lead bank, Mercantile-Safe Deposit and Trust Company (including its Banking and Trust Divisions), and (2) twenty Community Banks. The entities making up each component are identified below, with headquarters locations.

                                   Lead Bank and Affiliates
                                   ------------------------

Mercantile-Safe Deposit and Trust Company                               Baltimore, Maryland
        Mercantile Mortgage Corporation
        Hopkins Plaza Agency, Inc.
        MBC Leasing Corp.
MBC Agency, Inc.
        Mercantile Life Insurance Company

                                        Community Banks
                                        ---------------

The Annapolis Banking and Trust Company                                 Annapolis, Maryland
Bank of Southern Maryland                                               LaPlata, Maryland
Calvert Bank and Trust Company                                          Prince Frederick, Maryland
The Chestertown Bank of Maryland                                        Chestertown, Maryland
The Citizens National Bank                                              Laurel, Maryland
County Banking & Trust Company                                          Elkton, Maryland
The Fidelity Bank                                                       Frostburg, Maryland
The First National Bank of St. Mary's                                   Leonardtown, Maryland
The Forest Hill State Bank                                              Bel Air, Maryland
Fredericktown Bank & Trust Company                                      Frederick, Maryland
Peninsula Bank                                                          Princess Anne, Maryland
The Peoples Bank of Maryland                                            Denton, Maryland
Potomac Valley Bank                                                     Gaithersburg, Maryland
St. Michaels Bank                                                       St. Michaels, Maryland
The Sparks State Bank                                                   Sparks, Maryland
Westminster Bank and Trust Company
 of Carroll County                                                      Westminster, Maryland






Baltimore Trust Company                                                 Selbyville, Delaware
Farmers & Merchants Bank - Eastern Shore                                Onley, Virginia
The National Bank of Fredericksburg                                     Fredericksburg, Virginia
Marshall National Bank and Trust Company                                Marshall, Virginia


        For certain financial, personnel and office location information concerning the companies listed above, see pages 53 to 59 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1998, which information is incorporated by reference herein.

        Mercshares periodically reviews and considers possible acquisitions of banks and corporations performing related activities and discusses such possible acquisitions with managements of the subject companies, and such acquisitions may be made from time to time. Acquisitions are normally subject to regulatory approval.

                                   Operations

        Mercantile-Safe Deposit and Trust Company and the Community Banks are engaged in a general commercial and retail banking business with normal banking services, including acceptance of demand, savings and time deposits and the making of various types of loans. Mercantile-Safe Deposit and Trust Company offers a full range of personal trust services, investment management services and (for corporate and institutional customers), investment advisory, financial and pension and profit sharing services. As of December 31, 1998, assets under the investment supervision of the Trust Division had an estimated value of $13.6 billion, assets held in its personal and corporate custody accounts had an estimated value of $25 billion and assets held in escrow accounts had an estimated value of $16.3 million.

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

        MBC Agency, Inc., provides, under group policies, credit life insurance in connection with extensions of credit by Affiliated Banks. Mercantile Life Insurance Company reinsures the insurance provided by MBC Agency, Inc.

        MBC Realty, LLC owns and operates various properties used by MercantileSafe Deposit and Trust Company.

        For segment reporting information, see the following portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 1998, which information is incorporated by reference herein: Note 15 of Notes to Financial Statements on pages 43 and 44 of the Annual Report, and information under the caption "Segment Reporting" on page 12 of the Annual Report.

                             Statistical Information
                             -----------------------

        The statistical information required in this Item 1 is incorporated by reference to the information appearing in Registrant's Annual Report to Stockholders for the year ended December 31, 1998, as follows:

Disclosure Required by Guide 3           Reference to 1998 Annual Report
------------------------------           --------------------------------

(I)      Distribution of Assets,
         Liabilities and Stockholder
         Equity; Interest Rates and
         Interest Differentials     ...............Analysis of Interest Rates and Interest
                                    ...............Differentials (pages 8-9)
                                    ...............Rate/Volume Analysis (page 10)
                                    ...............Non-performing Assets (pages 16-17)

(II)     Investment Portfolio       ...............Bond Investment Portfolio (page 13)

(III)    Loan Portfolio             ...............Year-End Loan Data (page 49)
                                    ...............Loan Maturity Schedule (page 19)
                                    ...............Asset/Liability and Liquidity
                                    ...............Management (pages 18,20-21)
                                    ...............Non-performing Assets (pages 16-17)

(IV)     Summary of Loan Loss

         Experience                 ...............Allowance for Loan Losses
                                    ...............(pages 15-16)
                                                   and Credit Risk Analysis (page 14)

                                    ...............Allocation of Allowance for Loan Losses
                                                   (page 15)

(V)      Deposits                   ...............Analysis of Interest Rates and Interest






                                                   Differentials (pages 8-9)
                                    ...............Notes to Financial Statements, Note
                                                   5 - Deposits (page 35)

(VI)     Return on Equity

         and Assets                 ...............Return on Equity and Assets (page 51)


(VII)    Short-Term Borrowings      ...............Notes to Financial Statements, Note
                                                   6 (page 36)

                                    Employees

At December 31, 1998, Mercshares and its Affiliates had approximately 924 officers and 1,880 other employees. Of these, Mercantile-Safe Deposit and Trust Company employed 417 officers and 584 other employees and the Community Banks had 506 officers and 1,270 other employees.

                                   Competition

       The banking business, in all of its phases, is highly competitive. Within their service areas, Mercantile-Safe Deposit and Trust Company and the Community Banks compete with commercial banks (including local banks and branches or affiliates of other larger banks), savings and loan associations and credit unions for loans and deposits, and with insurance companies and other financial institutions for various types of loans. There is also competition for commercial and retail banking business from banks and financial institutions located outside our service areas. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "1994 Interstate Act"), which became law September 29, 1994, provided, among other things that, over time, bank holding companies that are adequately capitalized and managed will be permitted to acquire banks in any state, preempting essentially all state laws prohibiting interstate bank acquisitions and mergers, subject to certain state "opt-out" rights with respect to interstate mergers, as well as certain state "opt-in" rights with respect to other vehicles for interstate branching. Maryland, Virginia, Pennsylvania and numerous other states have "opted-in" to these provisions to the full extent permitted by the 1994 Interstate Act. As a result of this and other provisions of the Interstate Act and related state actions, competition may continue to increase.

       While Mercshares is the second largest bank holding company headquartered in Maryland, it is the largest independent bank holding company in the state.

Mercantile-Safe Deposit and Trust Company is the fourth largest commercial bank in Maryland. During 1998, Mercshares also competed with Maryland-based bank subsidiaries of the first, second, fourth and tenth largest bank holding companies in the United States as well as banking subsidiaries of other non-Maryland bank holding companies. Measured in terms of assets under investment supervision, Mercantile-Safe Deposit and Trust Company believes it is one of the largest trust institutions in the southeastern United States. Mercantile-Safe Deposit and Trust Company competes for various classes of fiduciary and investment advisory business with other banks and trust companies, insurance companies, investment counseling firms, mutual funds and others.

       Mercantile Mortgage Corporation is a relatively small competitor in its area of activity. MBC Agency, Inc. is limited to providing credit life, health and accident insurance in connection with credit extended by the Affiliated Banks. Hopkins Plaza Agency, Inc. and MBC Leasing Corp. commenced business in 1996 and are small competitors in their areas of activity.

       The 20 Community Banks ranged in asset size from $43 million to $598 million, at December 31, 1998. They face competition in their own local service areas as well as from the larger competitors mentioned above.

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

       Further, under Section 106 of the 1970 Amendments to the Act and the Board's Regulations, bank subsidiaries of bank holding companies are limited in engaging in certain tie-in arrangements with bank holding companies and their non-bank subsidiaries in connection with any extension of credit or provision of any property or services, subject to various exceptions.

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

Affiliated Banks

       All Affiliated Banks, with the exception of The Citizens National Bank, Baltimore Trust Company, Farmers & Merchants Bank - Eastern Shore, The First National Bank of St. Mary's, The National Bank of Fredericksburg and Marshall National Bank and Trust Company are Maryland banks, subject to the banking laws of Maryland and to regulation by the Commissioner of Financial Regulation of Maryland, who is required by statute to make at least one examination in each calendar year (or at 18-month intervals if the Commissioner determines that an examination is unnecessary in a particular calendar year). Their deposits are insured by, and they are subject to certain provisions of Federal law and regulations and examination by, the Federal Deposit Insurance Corporation.

       In addition, The Annapolis Banking and Trust Company, The Forest Hill State Bank and St. Michaels Bank are members of the Federal Reserve System, and are thereby subject to regulation by the Board of Governors of that System.

       The Citizens National Bank, The First National Bank of St. Mary's, The National Bank of Fredericksburg and Marshall National Bank and Trust Company are national banks subject to regulation and regular examination by the Comptroller of the Currency in addition to regulation and examination by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, which insures their deposits.

       Farmers & Merchants Bank - Eastern Shore is a Virginia bank, subject to the banking laws of Virginia and to regulation by its State Corporation Commission, which is required by statute to make at least one examination in every three year period. Its deposits are insured by, and it is subject to certain provisions of Federal law and regulation and examination by, the Federal Deposit Insurance Corporation.

      Baltimore Trust Company is a Delaware bank, subject to the banking laws of

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

Other Banking Legislation

       The 1994 Interstate Act made a number of major changes having a significant effect on the operations of banks. Although there were numerous provisions, the principal elements include those summarized below.

       Bank holding companies that are adequately capitalized and managed are permitted to acquire banks in any state. Adequately capitalized and managed banks are able to engage in interstate branching by merging banks in different states.

       With respect to both interstate acquisitions and branching through mergers, states may require that banks to be acquired have been in existence for a period of time (not more than five years), may limit, on a non-discriminatory basis, the percent of deposits within a state that may be held by a bank, or bank holding company, and may adopt, on a non-discriminatory basis, laws relating to the operations of a bank within the state. The Federal Reserve Board may not permit an acquisition, and the responsible federal agency may not permit a merger, that would result in the acquiring institution controlling more than 10% of total insured deposits in the U. S., or 30% of a state's insured deposits (other than in connection with an initial entry into a state or with an interstate merger involving affiliated banks). This 30% limit may be increased or decreased by a state on a non-discriminatory basis. The pertinent federal agencies must take into account the acquiring institution's record under the Community Reinvestment Act and any applicable state community reinvestment laws. States may impose filing requirements and may continue to regulate intrastate branching in a non-discriminatory way, examine banks and branches operated in that state, impose non-discriminatory notification and reporting requirements, adopt laws relating to community reinvestment, consumer protection and fair lending, and exercise taxing authority.

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

       Generally, foreign banks are allowed to engage in interstate banking in the same way as domestic banks without establishing U. S. bank subsidiaries.

       There are many other provisions of the 1994 Interstate Act, such as prohibitions against interstate branches being operated primarily to produce deposits, requiring hearings on closing of certain branches, and requiring separate evaluations and ratings of a bank's Community Reinvestment Act performance in each state in which it operates, and separate evaluations for each metropolitan area and for the remaining non-metropolitan area in which the bank maintains a branch. The 1994 Interstate Act has had a substantial impact on the manner in which the banking business in the United States is conducted.

       The Riegle Community Development and Regulatory Improvement Act was also enacted in 1994. It contains a number of provisions affecting the operations of financial institutions. Among these provisions were those that, (1) established a Community Development Financial Institutions Fund to promote economic revitalization and development in communities considered to be financially underserved, through investment in Community Development Financial Institutions,
(2) removed certain impediments to the securitization of small business loans and leases in an effort to improve access to capital by small businesses, (3) reduced administrative requirements, previously imposed by regulations, of financial institutions to the extent consistent with safe and sound banking practices, (4) reduced and revised reporting requirements relating to money laundering, and (5) ameliorated certain provisions of Section 39 of the Federal Deposit Insurance Act relating to the establishment of regulatory requirements with respect to asset quality.

       The "Economic Growth and Regulatory Paperwork Reduction Act of 1996" made numerous changes in Federal banking laws to recapitalize the Savings Association Insurance Fund ("SAIF"), provide regulatory burden relief, amend the Fair Credit Reporting Act, and limit lender liability for environmental cleanup. The recapitalization of SAIF required certain payments by banks to help pay interest on the bonds that funded the initial capitalization of SAIF and mandated regulatory actions to prevent the shifting of deposits from SAIF to the Bank

Insurance Fund ("BIF").

       In addition, in the past few years, all of the Federal bank regulatory agencies have undertaken to clarify, modernize and expedite many of their regulations and procedures. In this regard, the Board of Governors of the Federal Reserve System has adopted numerous changes to its procedures with respect to (1) the acquisition of banks and non-banks, (2) changes in bank control, (3) commencement of non-banking activity de novo, (4) simplifying and expanding the regulatory list of permissible non-banking activities, (5) alleviating the tying rules, and (6) removing outmoded restrictions on bank holding company activity. It has also adopted significant changes designed to facilitate entry of holding companies into the securities business within the confines of the Glass-Steagall Act.

       Recently a variety of proposals have been considered by Congress for changes in the regulation of financial institutions, some of which could substantially alter Glass-Steagall Act restrictions and permit further consolidation among the commercial banking and investment industries. Such proposals have been controversial and the outcome is unpredictable.

                                 Year 2000 Issue

       Mercshares is implementing a comprehensive program to prepare the systems of Mercshares and its Affiliates for year 2000 compliance. The year 2000 issue relates to systems designed to use two digits rather than four to define the applicable year. This flaw can cause system failures and disruptions, including inability to process transactions. For information concerning this matter, see the text under the captions "Year 2000 Issues" and "Cautionary Statement" on pages 23 and 24 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1998, which information is incorporated by reference herein.

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

ITEM 2. PROPERTIES

       The main offices of Mercshares and Mercantile-Safe Deposit and Trust Company are located in a 21-story building at Hopkins Plaza in Baltimore owned by MBC Realty, LLC, a wholly owned subsidiary of Mercshares. At December 31, 1998, these offices occupied approximately 142,000 square feet (together with about 11,000 square feet leased in a nearby building). At December 31, 1998, Mercantile-Safe Deposit and Trust Company also occupied approximately 132,000 square feet of leased space in a building located in Linthicum, Maryland, in which its operations and certain other departments are located. This building is also owned by MBC Realty, LLC. Of the 18 banking and bank-related offices occupied by Mercantile-Safe Deposit and Trust Company, four are owned in fee, four are owned subject to ground leases and ten are leased with aggregate annual rentals of approximately $1,346,000, not including rentals for the main office and adjacent premises owned by MBC Realty, LLC.

       Of the 161 banking offices of the Community Banks, 91 are owned in fee, 15 are owned subject to ground leases and 55 are leased, with aggregate annual rentals of approximately $3,558,000 as of December 31, 1998.

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

SPECIAL ITEM:  EXECUTIVE OFFICERS OF THE REGISTRANT

       The Executive Officers of Registrant are:

Name                                Position                                 Age
----                                --------                                 ---
H. Furlong Baldwin                  Chairman of the Board, President          67
                                     and Chief Executive Officer
J. Marshall Reid (1)                President and Chief                       53
                                     Operating Officer (Mercantile-
                                     Safe Deposit and Trust Company)
Jack E. Steil                       Executive Vice President.                 52
                                    Chairman - Credit Policy
                                     (Mercantile-Safe Deposit
                                      and Trust Company)
Alan D. Yarbro                      General Counsel and Secretary             57
Terry L. Troupe                     Chief Financial Officer and
                                     Treasurer                                51
Robert W. Johnson                   Senior Vice President                     56
O. James Talbott, II                Senior Vice President                     55
---------------------------

(1) Mr. Reid is an officer of Mercantile-Safe Deposit and Trust Company. He is included above as an executive officer because he participates in policy-making functions concerning Mercshares.

         No family relationships, as defined by the Rules and Regulations of the Securities and Exchange Commission, exist among any of the Executive Officers.

         All officers are elected annually by the Board of Directors and hold office at the pleasure of the Board.

         Mr. Baldwin has been Chairman of the Board of Mercshares since 1984, and has been its Chief Executive Officer since 1976. He assumed the presidency of Mercshares in 1997. He has been Chairman of the Board and Chief Executive Officer of Mercantile-Safe Deposit and Trust Company since 1976.

       Mr. Reid was elected President and Chief Operating Officer of Mercantile-Safe Deposit and Trust Company in September, 1997. He joined Mercantile-Safe Deposit and Trust Company as a Senior Vice President in 1993 and served as an Executive Vice President from 1994 until September, 1997.

       Mr. Steil was elected Chairman - Credit Policy of Mercantile-Safe Deposit and Trust Company in September, 1997. He had previously served Mercantile-Safe Deposit and Trust Company as an Executive Vice President since 1994, and as Senior Vice President from 1988 to 1994. In March, 1999, Mr. Steil was elected an Executive Vice President of Mercshares.

       Mr. Yarbro has been General Counsel of Mercshares and Mercantile-Safe Deposit and Trust Company since April, 1996 and was elected Secretary of both companies in June, 1996. His prior employment was as a partner of Venable, Baetjer and Howard, LLP, where he practiced law for 29 years.

       Mr. Troupe has been Chief Financial Officer of Mercshares and Mercantile-Safe Deposit and Trust Company, and Treasurer of Mercshares, since September, 1996. He was Vice President and Chief Financial Officer of IREX Corporation, a specialty mechanical insulation contractor and distributor, from May, 1993 to May, 1996. Prior thereto, Mr. Troupe was Vice Chairman of Meridian Bancorp, Inc.

       Mr. Johnson has been Senior Vice President of Mercshares since 1989. He has been a Vice President of Mercantile-Safe Deposit and Trust Company since 1982.

       Mr. Talbott has been a Senior Vice President of Mercshares since 1989. He has been a Vice President of Mercantile-Safe Deposit and Trust Company since 1977.

         Hugh W. Mohler was an Executive Vice President of Mercshares and Mercantile-Safe Deposit and Trust Company from 1994 until February, 1999, when he relinquished these positions with eligibility for retirement. He is no longer an executive officer.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         Information required by this Item 5 is incorporated by reference to the information appearing under the captions "Dividends" and "Recent Common Stock Prices" on page 23 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1998.

         The following information is given in response to Item 701 of Regulation S-K. In December, 1998, two directors of Mercshares received an aggregate of 850 shares of Mercshares common stock, at fair market value, in lieu of a cash retainer fee, under the Mercshares Retainer Stock Plan for Non Employee Directors. The shares issuable under the Plan have not been registered under the Securities Act of 1933 in reliance on Release 33-6188 (1980) and Release 33- 6281 (1981). The only potential Plan participants are outside directors, currently 16 in number. Mercshares common stock is actively traded on the Nasdaq National Market. The maximum number of shares (450,000) issuable over ten years under the Plan is less than 1% of the total shares outstanding.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this Item 6 is incorporated by reference to the information appearing under the caption "Five Year Selected Financial Data" on page 49 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The information required by this Item 7 is incorporated by reference to the information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 to 24 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1998.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item 8 and the auditors' report thereon are incorporated by reference to pages 25 to 48 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1998.

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

        (10)   Material contracts

               A.     Mercantile Bankshares Corporation and Affiliates Annual

                      Incentive Compensation Plan, as amended through March 10, 1998 (Incorporated by reference to Registrant's Annual Report on From 10-K for the year ended December 31, 1997,
                      Exhibit 10 A, Commission File No. 0-5127).

               B. Dividend Reinvestment and Stock Purchase Plan of Mercantile Bankshares Corporation (Incorporated by reference to the Plan text included in the Form S-3 Registration No. 33-44376.)

               C. Executive Employment Agreement dated March 24, 1982, between Mercantile Bankshares Corporation, Mercantile-Safe Deposit and Trust Company and H. Furlong Baldwin, as amended by Agreements dated March 13, 1984 and December 13, 1988 (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989,
                      Exhibit 10 D, Commission File No. 0-5127), as amended by Agreement dated January 29, 1997 (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10 C, Commission file No. 0-5127), as amended by Agreement dated January 28, 1999 (filed herewith).

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

               G. Executive Severance Agreement dated as of December 31, 1989 between Mercantile Bankshares Corporation and Mercantile-Safe Deposit and Trust Company, and H. Furlong Baldwin (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989,
                      Exhibit 10 Q, Commission File No. 0-5127), as amended by Agreement dated January 29, 1997 (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10 J, Commission File No. 0-5127).

               H. Mercantile Bankshares Corporation Omnibus Stock Plan (Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1997, Exhibit 10 K, Commission File No. 0-5127).

               I. Supplemental Pension Agreement, dated February 10, 1995, between Mercantile Bankshares Corporation and Mercantile-Safe Deposit and Trust Company, Peninsula Bank and Hugh W. Mohler (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, Exhibit 10 Q, Commission File No. 0-5127).

               J. Mercantile Bankshares Corporation and Participating Affiliates Supplemental Cash Balance Executive Retirement Plan, dated April 27, 1994, effective January 1, 1994 (Incorporated by reference to Registrant's Annual Report on Form 10-K for year ended December 31, 1994, Exhibit 10 R, Commission File No. 0-5127).

               K. Mercantile Bankshares Corporation and Participating Affiliates Supplemental 401(k) Executive Retirement Plan, dated December 13, 1994, effective January 1, 1995 (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, Exhibit 10 S, Commission File No. 0-5127).

               L. Mercantile Bankshares Corporation Option Agreement with each of H. Furlong Baldwin (dated August 22, 1995 for 80,000 options) and Hugh W. Mohler (dated August 22, 1995 for 30,000 options) the Net Operating Income of each being that of Mercantile-Safe Deposit and Trust Company, (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10 Q, Commission File No. 0-5127).

               M. Mercantile Bankshares Corporation Retainer Stock Plan For Non-Employee Directors dated March 12, 1996 (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10 R, Commission File No. 0-5127).

               N. Supplemental Cash Balance Plan and Thrift Agreement, dated April 12, 1996, between Mercantile Bankshares Corporation and Alan D. Yarbro (Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1996, Exhibit 10 S, Commission File No. 0-5127).

               O. Executive Severance Agreement, dated as of April 24, 1996, between Mercantile Bankshares Corporation and Alan D. Yarbro

                      (Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1996,
                      Exhibit 10 T, Commission File No. 0-5127).

               P. Mercantile Bankshares Corporation Option Agreement with Alan D. Yarbro, dated April 26, 1996 (Incorporated by reference to Registrant's Quarterly Report for the period ended June 30, 1996, Exhibit 10 U, Commission File No. 0-5127).

               Q. Agreement dated February 24, 1999 among Mercantile Bankshares Corporation, Mercantile-Safe Deposit and Trust Company and Hugh W. Mohler (filed herewith).

               R. Mercantile Bankshares Corporation Option Agreement with J. Marshall Reid, dated August 21, 1995 (filed herewith).

               S. Mercantile Bankshares Corporation Option Agreement with Jack E. Steil, dated August 21, 1995 (filed herewith).

        (13) Annual Report to security holders for the year ended December 31, 1998 (filed herewith).

        (21)  Subsidiaries of the Registrant

              Information as to subsidiaries of the Registrant (filed herewith).

        (23)  Consent

              Consent of Certified Public Accountants (filed herewith)

        (24)  Power of Attorney

              Power of Attorney dated March 9, 1999 (filed herewith)

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                          INDEX TO FINANCIAL STATEMENTS

The Report of Independent Certified Public Accountants as pertaining to the Consolidated Financial Statements of Mercantile Bankshares Corporation and Affiliates and related notes is incorporated by reference to page 25 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1998.

Consolidated Financial Statements and related notes are incorporated by reference to the Registrant's Annual Report to Stockholders for the year ended December 31, 1998, and may be found on the pages of said Report as indicated in parentheses:

        Consolidated Balance Sheets, December 31, 1998 and 1997 (page 26) Statement of Consolidated Income for the years ended December 31, 1998,
         1997 and 1996 (page 27)
        Statement of Consolidated Cash Flows for the years ended December 31,
         1998, 1997 and 1996 (pages 28 and 29)
        Statement of Changes in Consolidated Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996 (page 30)
        Notes to Consolidated Financial Statements (pages 31 to 48)

Supplementary Data:

     Quarterly Results of Operations are incorporated by reference to the information appearing under the caption "Quarterly Results of Operations" on page 45 of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1998.

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

MERCANTILE BANKSHARES CORPORATION

By:     /S/ H. Furlong Baldwin                                    March 25, 1999
        ---------------------------------------
        H. Furlong Baldwin, Chairman of the
        Board, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Principal Executive Officer

/S/ H. Furlong Baldwin                                            March 25, 1999
------------------------------------
H. Furlong Baldwin, Chairman of the
Board, President and Chief Executive Officer

Principal Financial Officer

/S/  Terry L. Troupe                                              March 25, 1999
------------------------------------
Terry L. Troupe
Chief Financial Officer

Principal Accounting Officer

/S/  Jerry F. Graham                                              March 25, 1999
------------------------------------
Jerry F. Graham
Vice President and Controller

A majority of the Board of Directors: Cynthia A. Archer, H. Furlong Baldwin, Thomas M. Bancroft, Jr., Richard O. Berndt, William R. Brody, George L. Bunting, Jr., B. Larry Jenkins, Mary Junck, Robert A. Kinsley, William J. McCarthy, Morton B. Plant, Christian H. Poindexter, Donald J. Shepard.

By:     /S/ H. Furlong Baldwin                                    March 25, 1999
        --------------------------------
        H. Furlong Baldwin
        For Himself and as Attorney-in-Fact