Form 10-Q
period 1999-03-31
MERCANTILE BANKSHARES CORP
filed 1999-05-13
CIK 64908

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


            -------------------------------------------------------
                                   FORM 10-Q

(MARK ONE)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended March 31, 1999

                                      OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


              For the transition period from -------  to -------


                         Commission File Number 0-5127
                         -----------------------------

                       MERCANTILE BANKSHARES CORPORATION
                       ---------------------------------
            (Exact name of registrant as specified in its charter)



                        MARYLAND                      52-0898572
     -------------------------------------------- -------------------
             (State or other jurisdiction of        (I.R.S. Employer
             incorporation or organization)       Identification No.)
         2 Hopkins Plaza, Baltimore, Maryland            21201
     -------------------------------------------- -------------------
       (Address of principal executive offices)       (Zip code)

                                (410) 237-5900
                        ------------------------------
             (Registrant's telephone number, including area code)



               ------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

As of April 30, 1999, registrant had outstanding 69,662,134 shares of Common Stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)


                       MERCANTILE BANKSHARES CORPORATION
                          CONSOLIDATED BALANCE SHEETS



                                                                                               MARCH 31,  December 31,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                                       1999          1998
------------------------------------------------------------------------------------------ ------------- -------------
ASSETS
Cash and due from banks ..................................................................  $  220,665    $  254,994
Interest-bearing deposits in other banks .................................................         100           100
Investment securities:
 U.S. Treasury and government agencies
   Available-for-sale at fair value ......................................................   1,841,912     1,863,195
 States and political subdivisions
   Held-to-maturity -- market value of $12,041 (1999) and $12,673 (1998)..................      11,821        12,436
   Available-for-sale at fair value ......................................................       1,396         1,405
 Other investments
   Held-to-maturity -- market value of $15,476 (1999) and $14,643 (1998)..................      15,476        14,643
   Available-for-sale at fair value ......................................................      15,785        15,862
                                                                                            ----------    ----------
    Total investment securities ..........................................................   1,886,390     1,907,541
                                                                                            ----------    ----------
Federal funds sold .......................................................................       2,712        57,616
Loans ....................................................................................   5,308,080     5,220,890
Less: allowance for loan losses ..........................................................    (113,562)     (112,423)
                                                                                            ----------    ----------
    Loans, net ...........................................................................   5,194,518     5,108,467
                                                                                            ----------    ----------
Bank premises and equipment, less accumulated depreciation of
 $91,963 (1999) and $90,633 (1998)........................................................      92,850        91,577
Other real estate owned, net .............................................................         821         1,281
Excess cost over equity in affiliated banks, net .........................................      49,356        50,314
Other assets .............................................................................     137,251       137,673
                                                                                            ----------    ----------
    Total assets .........................................................................  $7,584,663    $7,609,563
                                                                                            ==========    ==========
LIABILITIES
Deposits:
 Noninterest-bearing deposits ............................................................  $1,330,314    $1,388,378
 Interest-bearing deposits ...............................................................   4,607,125     4,569,968
                                                                                            ----------    ----------
    Total deposits .......................................................................   5,937,439     5,958,346
Short-term borrowings ....................................................................     531,334       511,945
Accrued expenses and other liabilities ...................................................     114,519        98,979
Long-term debt ...........................................................................      40,933        40,934
                                                                                            ----------    ----------
    Total liabilities ....................................................................   6,624,225     6,610,204
                                                                                            ----------    ----------
STOCKHOLDERS' EQUITY
Preferred stock, no par value; authorized 2,000,000 shares; issued and outstanding -- None
Common stock, $2 par value; authorized 130,000,000 shares;
 issued 69,647,749 shares in 1999 and 71,026,927 shares in 1998 ..........................     139,295       142,054
Capital surplus ..........................................................................      82,454        31,357
Retained earnings ........................................................................     725,447       803,568
Accumulated other comprehensive income ...................................................      13,242        22,380
                                                                                            ----------    ----------
    Total stockholders' equity ...........................................................     960,438       999,359
                                                                                            ----------    ----------
     Total liabilities and stockholders' equity ..........................................  $7,584,663    $7,609,563
                                                                                            ==========    ==========

See notes to consolidated financial statements

                       MERCANTILE BANKSHARES CORPORATION
                        STATEMENT OF CONSOLIDATED INCOME



                                                              FOR THE 3 MONTHS ENDED
                                                                     MARCH 31,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                        1999          1998
----------------------------------------------------------- ------------- -------------
INTEREST INCOME
Interest and fees on loans ................................   $ 109,065     $ 109,516
                                                              ---------     ---------
Interest and dividends on investment securities:
 Taxable interest income ..................................      25,906        23,679
 Tax-exempt interest income ...............................         161           137
 Dividends ................................................         609           325
 Other investment income ..................................          55            80
                                                              ---------     ---------
                                                                 26,731        24,221
                                                              ---------     ---------
Other interest income .....................................         214         1,900
                                                              ---------     ---------
    Total interest income .................................     136,010       135,637
                                                              ---------     ---------
INTEREST EXPENSE
Interest on deposits ......................................      40,387        44,845
Interest on short-term borrowings .........................       6,224         4,548
Interest on long-term debt ................................         694           837
                                                              ---------     ---------
    Total interest expense ................................      47,305        50,230
                                                              ---------     ---------
NET INTEREST INCOME .......................................      88,705        85,407
Provision for loan losses .................................       1,395         2,488
                                                              ---------     ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES .......      87,310        82,919
                                                              ---------     ---------
NONINTEREST INCOME
Trust division services ...................................      15,148        13,874
Service charges on deposit accounts .......................       5,356         4,571
Other fees ................................................       6,315         6,064
Investment securities gains and (losses) ..................                         9
Other income ..............................................         775           677
                                                              ---------     ---------
    Total noninterest income ..............................      27,594        25,195
                                                              ---------     ---------
NONINTEREST EXPENSES
Salaries ..................................................      26,689        26,275
Employee benefits .........................................       7,425         6,428
Net occupancy expense of bank premises ....................       2,712         2,570
Furniture and equipment expenses ..........................       5,214         4,383
Communications and supplies ...............................       3,159         2,987
Amortization of excess cost over equity in affiliates .....         958           673
Other expenses ............................................      10,155         9,039
                                                              ---------     ---------
    Total noninterest expenses ............................      56,312        52,355
                                                              ---------     ---------
Income before income taxes ................................      58,592        55,759
Applicable income taxes ...................................      21,402        20,240
                                                              ---------     ---------
NET INCOME ................................................   $  37,190     $  35,519
                                                              =========     =========
NET INCOME PER SHARE OF COMMON STOCK(2):
 Basic ....................................................   $     .53     $     .49
                                                              =========     =========
 Diluted ..................................................   $     .53     $     .49
                                                              =========     =========

See notes to consolidated financial statements

                       MERCANTILE BANKSHARES CORPORATION
                      STATEMENT OF CONSOLIDATED CASH FLOWS

                                                                              FOR THE 3 MONTHS ENDED
                                                                                     MARCH 31,
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(DOLLARS IN THOUSANDS)                                                            1999          1998
--------------------------------------------------------------------------        ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest and fees on loans ...............................................  $  108,077     $ 109,759
Interest and dividends on investment securities ..........................      23,620        22,984
Other interest income ....................................................         317         2,226
Noninterest income .......................................................      27,460        24,146
Interest paid ............................................................     (48,361)      (52,503)
Noninterest expenses paid ................................................     (46,505)      (45,098)
Income taxes paid ........................................................        (444)          584
                                                                            ----------     ---------
    Net cash provided by operating activities ............................      64,164        62,098
                                                                            ----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held-to-maturity .......         717           858
Proceeds from maturities of investment securities available-for-sale .....     124,800       102,806
Proceeds from sales of investment securities available-for-sale ..........                       804
Purchases of investment securities held-to-maturity ......................        (938)       (1,092)
Purchases of investment securities available-for-sale ....................    (118,100)     (109,291)
Net (increase) decrease in customer loans ................................     (87,567)       61,885
Proceeds from sales of other real estate owned ...........................         628           626
Capital expenditures .....................................................      (3,398)       (2,704)
Proceeds from sales of buildings .........................................                       321
                                                                            ----------     ---------
    Net cash provided by (used in) investing activities ..................     (83,858)       54,213
                                                                            ----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits ..................     (58,064)        7,430
Net increase in checking plus interest and savings accounts ..............      34,894        44,130
Net increase (decrease) in certificates of deposit .......................       2,263       (76,648)
Net increase (decrease) in short-term borrowings .........................      19,389       (28,455)
Repayment of long-term debt ..............................................                        (9)
Proceeds from issuance of shares .........................................       1,708         1,860
Repurchase of common shares ..............................................     (54,418)      (24,307)
Dividends paid ...........................................................     (15,311)      (14,381)
                                                                            ----------     ---------
    Net cash used in financing activities ................................     (69,539)      (90,380)
                                                                            ----------     ---------
Net increase (decrease) in cash and cash equivalents .....................     (89,233)       25,931
Cash and cash equivalents at beginning of period .........................     312,710       413,786
                                                                            ----------     ---------
Cash and cash equivalents at end of period ...............................  $  223,477     $ 439,717
                                                                            ==========     =========


                                                                                   FOR THE 3 MONTHS ENDED
                                                                                         MARCH 31,
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
(DOLLARS IN THOUSANDS)                                                                  1999          1998
--------------------------------------------------------------------------------- ---------- -------------
Net income ......................................................................  $ 37,190    $35,519
                                                                                   --------    --------
Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation and amortization ..................................................     2,125      2,061
 Provision for loan losses ......................................................     1,395      2,488
 Amortization of excess cost over equity in affiliates ..........................       958        673
 Investment securities (gains) and losses .......................................                   (9)
 Write-downs of other real estate owned .........................................         9         83
 Gains on sales of other real estate owned ......................................       (56)       (97)
 Gains on sales of buildings ....................................................                  (59)
 Increase in interest receivable ................................................    (3,996)      (668)
 Increase in other receivables ..................................................       (78)      (884)
 Decrease in other assets .......................................................     3,354      2,489
 Decrease in interest payable ...................................................    (1,056)    (2,273)
 Increase in accrued expenses ...................................................     3,361      1,951
 Increase in taxes payable ......................................................    20,958     20,824
                                                                                   --------    -------
    Total adjustments ...........................................................    26,974     26,579
                                                                                   --------    -------
Net cash provided by operating activities .......................................  $ 64,164    $62,098
                                                                                   ========    =======

See notes to consolidated financial statements

                       MERCANTILE BANKSHARES CORPORATION
           STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY



FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998



                                                                                                                       Accu-
                                                                                                                     mulated
                                                                                                                       Other
                                                                                                                     Compre-
                                                                                 Common      Capital     Retained    hensive
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                        Total        Stock      Surplus     Earnings     Income
------------------------------------------------------------- ------------ ------------ ------------ ------------ ----------
BALANCE, DECEMBER 31, 1997 ..................................  $ 935,004     $143,749    $  62,089    $  717,978   $ 11,188
Net income ..................................................     35,519                                  35,519
Unrealized gains (losses) on securities available-for-sale,
 net of reclassification adjustment, net of taxes ...........        369                                                369
                                                               ---------
Comprehensive income ........................................     35,888
                                                               ---------
Cash dividends paid:
 Common stock ($.20 per share) ..............................    (14,381)                                (14,381)
Issuance of 29,758 shares for dividend reinvestment and stock
 purchase plan ..............................................      1,032           59          973
Issuance of 5,958 shares for employee stock purchase dividend
 reinvestment plan ..........................................        214           12          202
Issuance of 46,973 shares for employee stock option plan ....        614           94          520
Purchase of 670,000 shares under stock repurchase plan ......    (24,307)      (1,340)     (22,967)
Vested stock options ........................................      1,027                     1,027
                                                               ---------     --------    ---------    ----------   --------
BALANCE, MARCH 31, 1998 .....................................  $ 935,091     $142,574    $  41,844    $  739,116   $ 11,557
                                                               =========     ========    =========    ==========   ========
BALANCE, DECEMBER 31, 1998 ..................................  $ 999,359     $142,054    $  31,357    $  803,568   $ 22,380
Net income ..................................................     37,190                                  37,190
Unrealized gains (losses) on securities available-for-sale,
 net of reclassification adjustment, net of taxes (5) .......     (9,138)                                            (9,138)
                                                               ---------
Comprehensive income ........................................     28,052
                                                               ---------
Cash dividends paid:
 Common stock ($.22 per share) ..............................    (15,311)                                (15,311)
Issuance of 28,891 shares for dividend reinvestment and stock
 purchase plan ..............................................      1,020           57          963
Issuance of 6,487 shares for employee stock purchase dividend
 reinvestment plan ..........................................        296           13          283
Issuance of 40,444 shares for employee stock option plan ....        392           81          311
Purchase of 1,455,000 shares under stock repurchase plan ....    (54,418)      (2,910)     (51,508)
Vested stock options ........................................      1,048                     1,048
Transfer to capital surplus .................................                              100,000      (100,000)
                                                               ---------     --------    ---------    ----------   --------
BALANCE, MARCH 31, 1999 .....................................  $ 960,438     $139,295    $  82,454    $  725,447   $ 13,242
                                                               =========     ========    =========    ==========   ========

See notes to consolidated financial statements

                       MERCANTILE BANKSHARES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) The statements include the accounts of the Corporation and all of its affiliates, with all significant intercompany transactions eliminated, and in the opinion of management, include all adjustments necessary for a fair presentation of the results for the interim period. All such adjustments are of a normal recurring nature. In view of the changing conditions in the national economy, the effect of actions taken by regulatory authorities and normal seasonal factors, the results for the interim period are not necessarily indicative of annual performance. Certain previously reported amounts have been restated to conform to the 1999 presentation.

2) Year-to-date basic earnings per share amounts are based on the weighted average number of common shares outstanding during the period of 70,093,283 shares for 1999 and 71,831,123 shares for 1998. Diluted earnings per share amounts are based on the weighted average number of common shares outstanding during the period adjusted for the effect of dilutive stock options. The adjusted average shares for the three months ended March 31, 1999 and 1998 were 70,690,081 and 72,383,945, respectively.

3) Under the provisions of Statements of Financial Accounting Standards No. 114 and 118, Accounting by Creditors for Impairment of a Loan, a loan is considered impaired, based upon current information and events, if it is probable that the Corporation will not collect all principal and interest payments according to the contractual terms of the loan agreement. Generally, a loan is considered impaired once either principal or interest payments become 90 days past due at the end of a calendar quarter. A loan may be considered impaired sooner if, in management's judgement, such action is warranted. The impairment of a loan is measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the repayment is expected to be provided predominantly by the underlying collateral. A majority of the Corporation's impaired loans are measured by reference to the fair value of the collateral. Interest income on impaired loans is recognized on the cash basis. Information with respect to impaired loans and the related valuation allowance (if the measure of the impaired loan is less than the recorded investment) is shown below.



                                                                                       MARCH 31,  December 31,
(DOLLARS IN THOUSANDS)                                                                      1999          1998
------------------------------------------------------------------------------------ ----------- -------------
 Impaired loans with a valuation allowance .........................................  $  1,784      $  2,152
 Impaired loans with no valuation allowance ........................................    15,570        14,159
                                                                                      --------      --------
  Total impaired loans .............................................................  $ 17,354      $ 16,311
                                                                                      ========      ========
 Allowance for loan losses applicable to impaired loans ............................  $  1,177      $  1,046
 Allowance for loan losses applicable to other than impaired loans .................   112,385       111,377
                                                                                      --------      --------
  Total allowance for loan losses ..................................................  $113,562      $112,423
                                                                                      ========      ========
 Year-to-date interest income on impaired loans recorded on the cash basis .........  $     46      $    690
                                                                                      ========      ========
 Year-to-date average recorded investment in impaired loans during the period ......  $ 17,400      $ 21,400
                                                                                      ========      ========
 Quarter-to-date interest income on impaired loans recorded on the cash basis ......  $     46      $    122
                                                                                      ========      ========
 Quarter-to-date average recorded investment in impaired loans during the period ...  $ 17,400      $ 20,300
                                                                                      ========      ========

NOTE: Impaired loans do not include large groups of smaller balance homogeneous loans that are evaluated collectively for impairment (e.g. residential mortgages and consumer installment loans). The allowance for loan losses related to these loans is included in the allowance for loan losses applicable to other than impaired loans.

4) Various commitments to extend credit (lines of credit) are made in the normal course of banking business. At March 31, 1999, total unused lines of credit approximated $2,782,212,000. In addition, letters of credit are issued for the benefit of customers by affiliated banks. Outstanding letters of credit were $134,782,000 at March 31, 1999.

5) The following table summarizes the related tax effect of unrealized gains (losses) on securities available-for-sale included in accumulated other comprehensive income, as shown in the Statement of Changes in Consolidated Stockholders' Equity on Page 5.



                                                               FOR THE 3 MONTHS ENDED MARCH 31,
                                                                             1999
                                                            --------------------------------------
                                                                              Tax
                                                                Pretax     (Expense)       Net
(DOLLARS IN THOUSANDS)                                          Amount      Benefit      Amount
----------------------------------------------------------- ------------- ----------- ------------
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the
 period ...................................................   $ (14,670)     $5,532     $ (9,138)
Reclassification adjustment for (gains) losses included       ----------    --------    ---------
 in net income ............................................
Total .....................................................   $ (14,670)     $5,532     $ (9,138)
                                                              =========      ======     ========



                                                            FOR THE 3 MONTHS ENDED MARCH 31,
                                                                          1998
                                                            ---------------------------------
                                                                           Tax
                                                              Pretax    (Expense)      Net
(DOLLARS IN THOUSANDS)                                        Amount     Benefit     Amount
----------------------------------------------------------- ---------- ----------- ----------
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the
 period ...................................................    $604      $ (230)      $374
Reclassification adjustment for (gains) losses included
 in net income ............................................       (9)         4          (5)
                                                               ------    ------       ------
Total .....................................................    $595      $ (226)      $369
                                                               =====     ======       =====

6) Under the provisions of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, Mercantile Bankshares Corporation has two reportable segments -- its twenty Community Banks and Mercantile - Safe Deposit & Trust Company (MSD&T) which consists of the Banking Division and the Trust Division.

 The following tables present selected segment information for the three months ended March 31, 1999 and 1998. The components in the "Other" column consist of amounts for the nonbank affiliates and intercompany eliminations. Certain expense amounts have been reclassified from internal financial reporting in order to provide for full cost absorption. These reclassifications are shown in the "Adjustments" line.



1999                                       MSD&T       MSD&T         Total        Community
(DOLLARS IN THOUSANDS)                    Banking      Trust         MSD&T          Banks          Other          Total
--------------------------------------- ----------- ----------- -------------- -------------- -------------- --------------
Net interest income ...................  $  30,205                $   30,205     $   58,789     $     (289)    $   88,705
Provision for loan losses .............       (489)                     (489)          (906)                       (1,395)
Noninterest income ....................      6,019   $ 15,095         21,114          8,912         (2,432)        27,594
Noninterest expenses ..................    (18,524)    (8,182)       (26,706)       (31,051)         1,445        (56,312)
Adjustments ...........................      4,064       (790)         3,274         (3,137)          (137)
                                         ---------   --------     ----------     ----------     ------------   ----------
Income (loss) before income taxes .....     21,275      6,123         27,398         32,607         (1,413)        58,592
Income tax (expense) benefit ..........     (7,649)    (2,449)       (10,098)       (11,887)           583        (21,402)
                                         ---------   --------     ----------     ----------     ------------   ----------
Net income (loss) .....................  $  13,626   $  3,674     $   17,300     $   20,720     $     (830)    $   37,190
                                         =========   ========     ==========     ==========     ============   ==========
Average assets ........................                           $2,787,900     $4,816,400     $ (106,300)    $7,498,000
Average equity ........................                              329,000        584,900         51,100        965,000

1998                                       MSD&T       MSD&T        Total        Community
(DOLLARS IN THOUSANDS)                    Banking      Trust        MSD&T          Banks          Other          Total
--------------------------------------   ---------   --------     ----------     ----------     ----------     ----------
Net interest income ...................  $  29,110                $   29,110     $   56,321     $      (24)    $   85,407
Provision for loan losses .............     (1,064)                   (1,064)        (1,424)                       (2,488)
Noninterest income ....................      5,947   $ 13,869         19,816          7,698         (2,319)        25,195
Noninterest expenses ..................    (17,290)    (7,687)       (24,977)       (29,372)         1,994        (52,355)
Adjustments ...........................      3,749       (611)         3,138         (2,486)          (652)
                                         ---------   --------     ----------     ----------     -----------    -----------
Income (loss) before income taxes .....     20,452      5,571         26,023         30,737         (1,001)        55,759
Income tax (expense) benefit ..........     (7,374)    (2,228)        (9,602)       (11,028)           390        (20,240)
                                         ---------   --------     ----------     ----------     ----------     ----------
Net income (loss) .....................  $  13,078   $  3,343     $   16,421     $   19,709     $     (611)    $   35,519
                                         =========   ========     ==========     ==========     ==========     ==========
Average assets ........................                           $2,672,600     $4,483,300     $ (102,400)    $7,053,500
Average equity ........................                              309,900        543,700         88,000        941,600

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                         OF OPERATIONS


                       MERCANTILE BANKSHARES CORPORATION

EARNINGS SUMMARY

Net income per share for the first quarter of 1999 was $.53, an increase of 8.2% over the $.49 for the comparable period last year. Net income was $37,190,000, an increase of 4.7% over the $35,519,000 for the first quarter of 1998.

Return on average assets was 2.01% for the first quarter of 1999 and 2.04% for the first quarter of 1998. Return on average equity increased to 15.63% for the first three months of 1999 compared to 15.30% for the same period in 1998. Return on average tangible equity, which excludes amortization expense and balances related to goodwill in the calculation, was 16.91% for the first quarter of 1999 and 16.21% for the comparable period in 1998.

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income on a fully taxable equivalent basis was $89,879,000 for the three months ended March 31, 1999. This was 3.6% higher than the amount for the comparable period in 1998 due to an increase of 6.1% in average earning assets. Average loans increased by 5.9% over the first quarter of 1998 to $5,228,500,000 for the first quarter of 1999. Average securities increased 14.5% over the first three months of 1998 to $1,869,600,000 for the first three months of 1999. Net interest margin on earning assets declined to 5.12% for the first quarter of 1999, as compared to 5.24% for the same period in 1998. See the Analysis of Interest Rates and Interest Differentials on page 11 for further details.

NONINTEREST INCOME

Total noninterest income for the quarter ended March 31, 1999 increased 9.5% to $27,594,000 from $25,195,000 for the first quarter of 1998. Factors contributing to this increase include an increase in trust division revenues and an increase in service charges on deposit accounts.

NONINTEREST EXPENSES

Total noninterest expenses for the first quarter of 1999 increased 7.6% to $56,312,000 from $52,355,000 for the comparable period in 1998. Increases in employee benefits, furniture and equipment expenses, and other expenses, accounted for most of the additional expense.

ANALYSIS OF FINANCIAL CONDITION

Investment securities decreased slightly to $1,886,390,000 at March 31, 1999 from $1,907,541,000 at December 31, 1998. Total loans outstanding increased 1.7% to $5,308,080,000 at March 31, 1999 from $5,220,890,000 at December 31,
1998.

Total deposits decreased slightly to $5,937,439,000 as of March 31, 1999 from $5,958,346,000 at December 31, 1998. Interest-bearing deposits were $4,607,125,000 as of March 31, 1999, reflecting a less than 1% increase from the $4,569,968,000 at December 31, 1998. Interest-bearing deposits represented 77.6% of total deposits at March 31, 1999 and 76.7% of total deposits at December 31, 1998. Noninterest-bearing deposits decreased 4.2% to $1,330,314,000 as of March 31, 1999, compared to $1,388,378,000 at December 31,
1998. Short-term borrowings, which mainly consist of Federal funds purchased and securities sold under repurchase agreements, increased 3.8% to $531,334,000 at March 31, 1999 from $511,945,000 at December 31, 1998.

Total stockholders' equity decreased 3.9% to $960,438,000 as of March 31, 1999 from $999,359,000 at December 31, 1998. The increase from net income was more than offset by dividends paid and by share repurchases. However, despite the decrease in stockholders' equity, the Corporation continued to maintain a strong capital position, evidenced by the ratio of stockholders' equity to total assets of 12.66% at March 31, 1999 and 13.13% at December 31, 1998. For more details see the Statement of Changes in Consolidated Stockholders' Equity on page 5.

ASSET QUALITY

NON-PERFORMING ASSETS

Non-performing assets consist of non-accrual loans, renegotiated loans and other real estate owned (i.e., real estate acquired in foreclosure or in lieu of foreclosure). With respect to non-accrual loans, the Corporation's policy is that, regardless of the value of the underlying collateral and/or guarantees, no interest is accrued on the entire balance once either principal or interest payments on any loan become 90 days past due at the end of a calendar quarter. All accrued and uncollected interest on such loans is eliminated from the income statement and is recognized only as collected. A loan may be put on non-accrual status sooner than this standard if, in management's judgement, such action is warranted. During the three months ended March 31, 1999, non-performing assets increased $986,000 to $23,570,000. Non-performing loans, one of the components of non-performing assets, increased $1,446,000 while other real estate owned, the other component, decreased $460,000.



NON-PERFORMING ASSETS                                                        MARCH 31,  December 31,
(DOLLARS IN THOUSANDS)                                                            1999          1998
-------------------------------------------------------------------------- ----------- -------------
 Non-accrual loans (1) ...................................................   $22,749      $21,303
 Renegotiated loans (1) ..................................................
 Loans contractually past due 90 days or more and still accruing interest   --------     --------
     Total non-performing loans ..........................................    22,749       21,303
 Other real estate owned .................................................       821        1,281
                                                                             -------      -------
     Total non-performing assets .........................................   $23,570      $22,584
                                                                             =======      =======

1) Total interest on these loans is not considered to be material in any of the periods reported herein. Aggregate gross interest income of $563,000 and $2,225,000 for the first quarter of 1999 and the year 1998, respectively, on non-accrual and renegotiated loans, would have been recorded if these loans had been accruing on their original terms throughout the period or since origination if held for part of the period. The amount of interest income on the non-accrual and renegotiated loans that was recorded totalled $75,000 and $796,000 for the first quarter of 1999 and the year 1998, respectively.

NOTE: The Corporation was monitoring loans estimated to aggregate $2,439,000 at March 31, 1999 and $3,906,000 at December 31, 1998, not classified as non-accrual or renegotiated loans. These loans had characteristics which indicated they might result in such classification in the future.


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

The following table presents a summary of the activity in the Allowance for Loan Losses:



                                                                                             FOR THE 3 MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                         ------------------------------
ALLOWANCE FOR LOAN LOSSES
(DOLLARS IN THOUSANDS)                                                                             1999            1998
---------------------------------------------------------------------------------------- --------------  --------------
Allowance balance -- beginning .........................................................   $  112,423      $  106,097
Charge-offs:
 Commercial, financial and agricultural ................................................         (273)         (1,275)
 Real estate -- construction ...........................................................
 Real estate -- mortgage ...............................................................          (95)           (214)
 Consumer ..............................................................................         (791)           (733)
                                                                                           ----------      ----------
   Totals ..............................................................................       (1,159)         (2,222)
                                                                                           ----------      ----------
Recoveries:
 Commercial, financial and agricultural ................................................          547             232
 Real estate -- construction ...........................................................            3             101
 Real estate -- mortgage ...............................................................           80              47
 Consumer ..............................................................................          273             301
                                                                                           ----------      ----------
   Totals ..............................................................................          903             681
                                                                                           ----------      ----------
Net charge-offs ........................................................................         (256)         (1,541)
Provision for loan losses ..............................................................        1,395           2,488
                                                                                           ----------      ----------
Allowance balance -- ending ............................................................   $  113,562      $  107,044
                                                                                           ==========      ==========
Average loans outstanding during period ................................................   $5,228,500      $4,938,600
                                                                                           ==========      ==========
Net charge-offs (annualized) as a percentage of average loans outstanding during period           .02%            .13%
                                                                                           ==========      ==========
Allowance for loan losses at period end as a percentage of average loans ...............         2.17%           2.17%
                                                                                           ==========      ==========
Allowance for loan losses at period end as a percentage of non-performing loans
 at period end .........................................................................       499.20%         406.42%
                                                                                           ==========      ==========

CHARGE-OFFS

Intensive collection efforts continue after charge-off in order to maximize the recovery of amounts previously charged off. Net charge-offs were $256,000 for the first quarter of 1999 versus $1,541,000 during the first quarter of 1998. For further details of charge-offs and recoveries see the preceding Allowance For Loan Losses table.


YEAR 2000 ISSUES

The information that follows is a "Year 2000 Readiness Disclosure" for purposes of the Year 2000 Information and Readiness Disclosure Act. The Year 2000 issues relate to systems designed to use two digits rather than four to define the applicable year. This flaw can cause system failures and disruptions, including inability to process transactions.

The Corporation began assessing these issues during 1995. The process basically incorporates an assessment of need, implementation of software modifications or installation of new software, testing of software and interfaces thereto and development of contingency plans.

This report focuses primarily on information technology, our computer-based systems and applications. Non-information technology issues, which involve embedded technology such as microcontrollers affecting performance of machinery and equipment, are believed to have been assessed and substantially resolved.

As to information technology, the assessment phase is substantially complete and the Corporation is actively engaged in the remaining phases. A major part of this project was completed in 1997, when 18 of 21 banking affiliates converted to a new integrated Year 2000 compliant banking and general ledger software system. Two more affiliates were converted during the third quarter of 1998 and the one remaining affiliate is operating on separate Year 2000 compliant computer-based systems and software. The Trust accounting software was upgraded to Year 2000 compliant software in October 1998. Compliance certification testing for the mission critical Banking and Trust systems was completed in 1998. Of the remaining systems, approximately 96% of the effort is accomplished. Achievement of fully integrated systems and vendor testing, with development of contingency plans, is expected to be completed by the end of the first half of 1999.

The Corporation has continued formal communications with important vendors, customers and other third parties regarding their Year 2000 readiness. Vendors are requested to represent that their products and services will be compliant and appropriately tested.

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

Since the inception of this project, the Corporation has incurred incremental external costs of $9.3 million which it has identified as Year 2000 related. Management does not anticipate that material additional incremental costs will be incurred in the completion of its Year 2000 plan.

CAUTIONARY STATEMENT

This report contains forward-looking statements within the meaning of and pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. A forward-looking statement encompasses any estimate, prediction, opinion or statement of belief contained in this report, and the underlying management assumptions. Concerning Year 2000 issues, our expectations stated in this report on matters such as the degree of progress and compliance to be achieved at various times are based on assessments and assumptions that involve many unpredictable factors including the readiness, compliance, representations and performance of third parties. Therefore, these statements should be read with caution. For example, the daily conduct of a banking business involves interdependence among banks, other financial institutions and governmental bodies (such as the Federal Reserve System) which will require mutual readiness for Year 2000, with potentially serious consequences if readiness is not achieved. In such an environment, while contingency plans can be effective to some degree, there may not be viable alternatives if systems are not compliant or if failure occurs. In such a case, the adverse effects on the Corporation may be material to an unpredictable extent.

                       MERCANTILE BANKSHARES CORPORATION


ANALYSIS OF INTEREST RATES AND INTEREST DIFFERENTIALS

The following table presents the distribution of the average consolidated balance sheets, interest income/expense and annualized yields earned and rates paid through the first three months of the year.



                                                                     1999                               1998
                                                      ---------------------------------- -----------------------------------
                                                         Average     Income*/   Yield*/     Average     Income*/    Yield*/
(DOLLARS IN THOUSANDS)                                   Balance      Expense     Rate      Balance      Expense     Rate
----------------------------------------------------- ------------- ---------- --------- ------------- ---------- ----------
Earning assets
 Loans:
   Commercial .......................................  $1,889,400    $ 39,616     8.50%   $1,741,600    $ 39,243      9.14%
   Real estate ......................................   2,672,700      56,384     8.56     2,549,500      57,034      9.07
   Consumer .........................................     666,400      14,088     8.57       647,500      14,391      9.01
                                                       ----------    --------             ----------    --------
     Total loans ....................................   5,228,500     110,088     8.54     4,938,600     110,668      9.09
                                                       ----------    --------             ----------    --------
 Federal funds sold .................................      19,400         213     4.46       113,700       1,543      5.51
 Securities purchased under resale agreements .......                                         26,300         356      5.48
 Securities**:
   Taxable securities
    U.S. Treasury securities ........................   1,817,000      25,668     5.73     1,580,800      23,420      6.00
    U.S. Agency securities ..........................      16,000         238     6.04        17,500         259      6.00
    Other stocks and bonds ..........................      23,200         710    12.38        22,700         512      9.14
   Tax-exempt securities
    States and political subdivisions ...............      13,400         266     8.05        11,500         227      8.05
                                                       ----------    --------             ----------    --------
     Total securities ...............................   1,869,600      26,882     5.83     1,632,500      24,418      6.07
                                                       ----------    --------             ----------    --------
 Interest-bearing deposits in other banks ...........         100           1     4.86           100           1      5.17
                                                       ----------    --------             ----------    --------
     Total earning assets ...........................   7,117,600     137,184     7.82     6,711,200     136,986      8.28
                                                                     --------                           --------
Cash and due from banks .............................     217,000                            204,600
Bank premises and equipment, net ....................      92,500                             83,300
Other assets ........................................     184,100                            161,400
Less: allowance for loan losses .....................    (113,200)                          (107,000)
                                                       ----------                         ----------
     Total assets ...................................  $7,498,000                         $7,053,500
                                                       ==========                         ==========
Interest-bearing liabilities
 Deposits:
   Savings deposits .................................  $2,341,900      12,216     2.12    $2,210,400      14,184      2.60
   Time deposits ....................................   2,221,800      28,171     5.14     2,246,700      30,661      5.53
                                                       ----------    --------             ----------    --------
     Total interest-bearing deposits ................   4,563,700      40,387     3.59     4,457,100      44,845      4.08
   Short-term borrowings ............................     567,400       6,224     4.45       381,200       4,548      4.84
   Long-term debt ...................................      40,900         694     6.88        50,100         837      6.78
                                                       ----------    --------             ----------    --------
     Total interest-bearing funds ...................   5,172,000      47,305     3.71     4,888,400      50,230      4.17
                                                                     --------                           --------
Noninterest-bearing deposits ........................   1,262,200                          1,131,600
Other liabilities and accrued expenses ..............      98,800                             91,900
                                                       ----------                         ----------
     Total liabilities ..............................   6,533,000                          6,111,900
Stockholders' equity ................................     965,000                            941,600
                                                       ----------                         ----------
     Total liabilities and stockholders' equity .....  $7,498,000                         $7,053,500
                                                       ==========                         ==========
Net interest income .................................                $ 89,879                           $ 86,756
                                                                     ========                           ========
Net interest rate spread ............................                             4.11%                               4.11%
Effect of noninterest-bearing funds .................                             1.01                                1.13
                                                                                 -----                                ----
Net interest margin on earning assets ...............                             5.12%                               5.24%
                                                                                 =====                                ====
Taxable-equivalent adjustment included in:
   Loan income ......................................                $  1,023                           $  1,152
   Investment securities income .....................                     151                                197
                                                                     --------                           --------
     Total ..........................................                $  1,174                           $  1,349
                                                                     ========                           ========

* Presented on a tax equivalent basis using the statutory federal corporate income tax rate of 35%.

** Balances reported at amortized cost; excludes pretax unrealized gains
   (losses) on securities available-for-sale.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.


PART II. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits --
      Exhibit 27 -- Financial Data Schedule

     (b) Form 8-K filed, dated March 10, 1999, Item 5. Other Events.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MERCANTILE BANKSHARES CORPORATION



May 12, 1999                            Principal Executive Officer



                                        /s/ H. Furlong Baldwin
                                        ----------------------------------------
                                        By: H. Furlong Baldwin
                                        Chairman of the Board and
                                        Chief Executive Officer



May 12, 1999                            Principal Financial Officer



                                        /s/ Terry L. Troupe
                                        ----------------------------------------
                                        By: Terry L. Troupe
                                        Chief Financial Officer



May 12, 1999                            Chief Accounting Officer



                                        /s/ Diana E. Nelson
                                        ----------------------------------------
                                        By: Diana E. Nelson
                                        Controller and Chief Accounting Officer