Form 10-Q
period 1999-06-30
MERCANTILE BANKSHARES CORP
filed 1999-08-12
CIK 64908

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


                 For the Quarterly Period Ended June 30, 1999

                                      OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


              For the transition period from -------  to -------


                         Commission File Number 0-5127
                         -----------------------------


                       MERCANTILE BANKSHARES CORPORATION
                       ---------------------------------
            (Exact name of registrant as specified in its charter)



                        MARYLAND                              52-0898572
-------------------------------------------------      ---------------------
             (State or other jurisdiction of              (I.R.S. Employer
             incorporation or organization)              Identification No.)

         2 Hopkins Plaza, Baltimore, Maryland                  21201
-------------------------------------------------       --------------------
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

As of July 30, 1999, registrant had outstanding 69,229,702 shares of Common
Stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)


                       MERCANTILE BANKSHARES CORPORATION
                          CONSOLIDATED BALANCE SHEETS



                                                                                                 JUNE 30,  December 31,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                                        1999          1998
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks ..................................................................   $  242,802    $  254,994
Interest-bearing deposits in other banks .................................................          150           100
Federal funds sold .......................................................................        1,906        57,616
                                                                                             ----------    ----------
    Total cash and cash equivalents ......................................................      244,858       312,710
                                                                                             ----------    ----------
Investment securities:
 U.S. Treasury and government agencies
   Available-for-sale at fair value ......................................................    1,786,004     1,863,195
 States and political subdivisions
   Held-to-maturity -- market value of $10,501 (1999) and $12,673 (1998)..................       10,453        12,436
   Available-for-sale at fair value ......................................................        1,353         1,405
 Other investments
   Held-to-maturity -- market value of $15,393 (1999) and $14,643 (1998)..................       15,393        14,643
   Available-for-sale at fair value ......................................................       15,738        15,862
                                                                                             ----------    ----------
    Total investment securities ..........................................................    1,828,941     1,907,541
                                                                                             ----------    ----------
Loans ....................................................................................    5,363,310     5,220,890
Less: allowance for loan losses ..........................................................     (114,333)     (112,423)
                                                                                             ----------    ----------
    Loans, net ...........................................................................    5,248,977     5,108,467
                                                                                             ----------    ----------
Bank premises and equipment, less accumulated depreciation of
 $93,831 (1999) and $90,633 (1998)........................................................       93,901        91,577
Other real estate owned, net .............................................................        1,424         1,281
Excess cost over equity in affiliated banks, net .........................................       48,398        50,314
Other assets .............................................................................      148,471       137,673
                                                                                             ----------    ----------
    Total assets .........................................................................   $7,614,970    $7,609,563
                                                                                             ==========    ==========
LIABILITIES
Deposits:
 Noninterest-bearing deposits ............................................................   $1,343,567    $1,388,378
 Interest-bearing deposits ...............................................................    4,536,162     4,569,968
                                                                                             ----------    ----------
    Total deposits .......................................................................    5,879,729     5,958,346
Short-term borrowings ....................................................................      606,314       511,945
Accrued expenses and other liabilities ...................................................       80,089        98,979
Long-term debt ...........................................................................       90,885        40,934
                                                                                             ----------    ----------
    Total liabilities ....................................................................    6,657,017     6,610,204
                                                                                             ----------    ----------
STOCKHOLDERS' EQUITY
Preferred stock, no par value; authorized 2,000,000 shares; issued and outstanding -- None
Common stock, $2 par value; authorized 130,000,000 shares;
 issued 69,344,351 shares in 1999 and 71,026,927 shares in 1998 ..........................      138,689       142,054
Capital surplus ..........................................................................       71,264        31,357
Retained earnings ........................................................................      747,617       803,568
Accumulated other comprehensive income ...................................................          383        22,380
                                                                                             ----------    ----------
    Total stockholders' equity ...........................................................      957,953       999,359
                                                                                             ----------    ----------
     Total liabilities and stockholders' equity ..........................................   $7,614,970    $7,609,563
                                                                                             ==========    ==========

See notes to consolidated financial statements

                       MERCANTILE BANKSHARES CORPORATION
                        STATEMENT OF CONSOLIDATED INCOME



                                                              FOR THE 6 MONTHS ENDED      FOR THE 3 MONTHS ENDED
                                                                     JUNE 30,                    JUNE 30,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                        1999          1998          1999          1998
-------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans ................................   $ 219,716     $ 221,145     $ 110,651     $ 111,629
                                                              ---------     ---------     ---------     ---------
Interest and dividends on investment securities:
 Taxable interest income ..................................      51,496        47,821        25,590        24,142
 Tax-exempt interest income ...............................         305           331           144           194
 Dividends ................................................         996           632           387           307
 Other investment income ..................................         115           163            60            83
                                                              ---------     ---------     ---------     ---------
                                                                 52,912        48,947        26,181        24,726
                                                              ---------     ---------     ---------     ---------
Other interest income .....................................         516         4,446           302         2,546
                                                              ---------     ---------     ---------     ---------
    Total interest income .................................     273,144       274,538       137,134       138,901
                                                              ---------     ---------     ---------     ---------
INTEREST EXPENSE
Interest on deposits ......................................      79,746        89,723        39,359        44,878
Interest on short-term borrowings .........................      11,696         9,093         5,472         4,545
Interest on long-term debt ................................       1,960         1,667         1,266           830
                                                              ---------     ---------     ---------     ---------
    Total interest expense ................................      93,402       100,483        46,097        50,253
                                                              ---------     ---------     ---------     ---------
NET INTEREST INCOME .......................................     179,742       174,055        91,037        88,648
Provision for loan losses .................................       3,043         5,626         1,648         3,138
                                                              ---------     ---------     ---------     ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES .......     176,699       168,429        89,389        85,510
                                                              ---------     ---------     ---------     ---------
NONINTEREST INCOME
Trust division services ...................................      31,644        28,437        16,496        14,563
Service charges on deposit accounts .......................      11,076         9,432         5,720         4,861
Other fees ................................................      13,298        12,868         6,983         6,804
Investment securities gains and (losses) ..................           8             9             8
Other income ..............................................       1,648         1,377           873           700
                                                              ---------     ---------     ---------     ---------
    Total noninterest income ..............................      57,674        52,123        30,080        26,928
                                                              ---------     ---------     ---------     ---------
NONINTEREST EXPENSES
Salaries ..................................................      54,851        53,086        28,162        26,811
Employee benefits .........................................      13,871        12,406         6,446         5,978
Net occupancy expense of bank premises ....................       5,383         5,277         2,671         2,707
Furniture and equipment expenses ..........................      10,300         9,395         5,086         5,012
Communications and supplies ...............................       6,309         5,961         3,150         2,974
Amortization of excess cost over equity in affiliates .....       1,916         1,594           958           921
Other expenses ............................................      21,417        19,432        11,262        10,393
                                                              ---------     ---------     ---------     ---------
    Total noninterest expenses ............................     114,047       107,151        57,735        54,796
                                                              ---------     ---------     ---------     ---------
Income before income taxes ................................     120,326       113,401        61,734        57,642
Applicable income taxes ...................................      44,236        41,322        22,834        21,082
                                                              ---------     ---------     ---------     ---------
NET INCOME ................................................   $  76,090     $  72,079     $  38,900     $  36,560
                                                              =========     =========     =========     =========
NET INCOME PER SHARE OF COMMON STOCK (NOTE 2):
 Basic ....................................................   $    1.09     $    1.00     $     .56     $     .51
                                                              =========     =========     =========     =========
 Diluted ..................................................   $    1.08     $    1.00     $     .55     $     .50
                                                              =========     =========     =========     =========

See notes to consolidated financial statements

                       MERCANTILE BANKSHARES CORPORATION
                      STATEMENT OF CONSOLIDATED CASH FLOWS

                                                                             FOR THE 6 MONTHS ENDED
                                                                                    JUNE 30,
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(DOLLARS IN THOUSANDS)                                                            1999          1998
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest and fees on loans ...............................................  $  218,418    $  220,556
Interest and dividends on investment securities ..........................      52,711        48,692
Other interest income ....................................................         602         4,757
Noninterest income .......................................................      57,733        51,543
Interest paid ............................................................     (93,148)     (102,147)
Noninterest expenses paid ................................................    (126,014)      (93,875)
Income taxes paid ........................................................     (40,417)      (42,451)
                                                                            ----------    ----------
    Net cash provided by operating activities ............................      69,885        87,075
                                                                            ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held-to-maturity .......       2,278         1,633
Proceeds from maturities of investment securities available-for-sale .....     284,883       219,011
Proceeds from sales of investment securities available-for-sale ..........           8           804
Purchases of investment securities held-to-maturity ......................      (1,047)       (1,092)
Purchases of investment securities available-for-sale ....................    (242,691)     (283,903)
Net (increase) decrease in customer loans ................................    (144,383)       32,919
Proceeds from sales of other real estate owned ...........................         728           748
Capital expenditures .....................................................      (6,669)       (5,619)
Proceeds from sales of buildings .........................................                       321
                                                                                          ----------
    Net cash used in investing activities ................................    (106,893)      (35,178)
                                                                            ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits ..................     (44,811)       42,371
Net increase in checking plus interest and savings accounts ..............      24,931        51,526
Net decrease in certificates of deposit ..................................     (58,737)      (80,192)
Net increase in short-term borrowings ....................................      94,369        28,329
Proceeds from issuance of long-term debt .................................      50,000
Repayment of long-term debt ..............................................         (49)          (65)
Proceeds from issuance of shares .........................................       3,738         3,559
Repurchase of common shares ..............................................     (68,244)      (33,684)
Dividends paid ...........................................................     (32,041)      (30,193)
                                                                            ----------    ----------
    Net cash used in financing activities ................................     (30,844)      (18,349)
                                                                            ----------    ----------
Net increase (decrease) in cash and cash equivalents .....................     (67,852)       33,548
Cash and cash equivalents at beginning of period .........................     312,710       413,786
Adjustment for acquired bank .............................................                     7,819
                                                                            ----------    ----------
Cash and cash equivalents at end of period ...............................  $  244,858    $  455,153
                                                                            ==========    ==========


                                                                                     FOR THE 6 MONTHS ENDED
                                                                                            JUNE 30,
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
(DOLLARS IN THOUSANDS)                                                                     1999           1998
--------------------------------------------------------------------------------------------------------------
Net income ......................................................................   $ 76,090       $ 72,079
                                                                                    ---------      --------
Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation and amortization ..................................................      4,345         4,177
 Provision for loan losses ......................................................      3,043         5,626
 Amortization of excess cost over equity in affiliates ..........................      1,916         1,594
 Investment securities (gains) and losses .......................................         (8)           (9)
 Write-downs of other real estate owned .........................................         21           136
 Gains on sales of other real estate owned ......................................        (62)         (128)
 Gains on sales of buildings ....................................................                      (59)
 Increase in interest receivable ................................................     (1,413)         (533)
 (Increase) decrease in other receivables .......................................        129          (384)
 Increase in other assets .......................................................    (10,656)       (1,284)
 Increase (decrease) in interest payable ........................................        254        (1,664)
 Increase (decrease) in accrued expenses ........................................     (7,593)        8,653
 Increase (decrease) in taxes payable ...........................................      3,819        (1,129)
                                                                                    ----------     ---------
    Total adjustments ...........................................................     (6,205)       14,996
                                                                                    ----------     ---------
Net cash provided by operating activities .......................................   $ 69,885       $87,075
                                                                                    ==========     =========

See notes to consolidated financial statements

                       MERCANTILE BANKSHARES CORPORATION
           STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY



FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998



                                                                                                                           Accu-
                                                                                                                         mulated
                                                                                                                           Other
                                                                                                                         Compre-
                                                                                   Common      Capital     Retained      hensive
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                          Total        Stock      Surplus     Earnings       Income
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997 ...................................   $ 935,004     $143,749    $  62,089    $  717,978   $  11,188
Net income ...................................................      72,079                                  72,079
Unrealized gains (losses) on securities available-for-sale,
 net of reclassification adjustment, net of taxes ............       1,245                                               1,245
                                                                 ---------
Comprehensive income .........................................      73,324
                                                                 ---------
Cash dividends paid:
 Common stock ($.42 per share) ...............................     (30,193)                                (30,193)
Issuance of 63,474 shares for dividend reinvestment and stock
 purchase plan ...............................................       2,156          127        2,029
Issuance of 11,571 shares for employee stock purchase dividend
 reinvestment plan ...........................................         415           23          392
Issuance of 77,473 shares for employee stock option plan .....         988          155          833
Purchase of 917,500 shares under stock repurchase plan .......     (33,684)      (1,835)     (31,849)
Issuance of 675,680 shares for bank acquisition ..............      23,055        1,351       21,704
Vested stock options .........................................       1,027                     1,027
                                                                 ---------     --------    ---------    ----------   ---------
BALANCE, JUNE 30, 1998 .......................................   $ 972,092     $143,570    $  56,225    $  759,864   $  12,433
                                                                 =========     ========    =========    ==========   =========
BALANCE, DECEMBER 31, 1998 ...................................   $ 999,359     $142,054    $  31,357    $  803,568   $  22,380
Net income ...................................................      76,090                                  76,090
Unrealized gains (losses) on securities available-for-sale,
 net of reclassification adjustment, net of taxes (Note 5) ...     (21,997)                                            (21,997)
                                                                 ---------
Comprehensive income .........................................      54,093
                                                                 ---------
Cash dividends paid:
 Common stock ($.46 per share) ...............................     (32,041)                                (32,041)
Issuance of 58,891 shares for dividend reinvestment and stock
 purchase plan ...............................................       2,033          118        1,915
Issuance of 12,401 shares for employee stock purchase dividend
 reinvestment plan ...........................................         510           25          485
Issuance of 96,132 shares for employee stock option plan .....       1,195          192        1,003
Purchase of 1,850,000 shares under stock repurchase plan .....     (68,244)      (3,700)     (64,544)
Vested stock options .........................................       1,048                     1,048
Transfer to capital surplus ..................................                               100,000      (100,000)
                                                                 ---------     --------    ---------    ----------   ---------
BALANCE, JUNE 30, 1999 .......................................   $ 957,953     $138,689    $  71,264    $  747,617   $     383
                                                                 =========     ========    =========    ==========   =========

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

2) Year-to-date basic earnings per share amounts are based on the weighted average number of common shares outstanding during the period of 69,880,196 shares for 1999 and 71,889,059 shares for 1998. Diluted earnings per share amounts are based on the weighted average number of common shares outstanding during the period adjusted for the effect of dilutive stock options. The adjusted average shares for the six months ended June 30, 1999 and 1998 were 70,472,248 and 72,438,731, respectively.

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



                                                                                   JUNE 30,  December 31,
(DOLLARS IN THOUSANDS)                                                                 1999          1998
---------------------------------------------------------------------------------------------------------
Impaired loans with a valuation allowance ......................................  $  3,277     $  2,152
Impaired loans with no valuation allowance .....................................    13,094       14,159
                                                                                  --------     --------
 Total impaired loans ..........................................................  $ 16,371     $ 16,311
                                                                                  ========     ========
Allowance for loan losses applicable to impaired loans .........................  $  1,965     $  1,046
Allowance for loan losses applicable to other than impaired loans ..............   112,368      111,377
                                                                                  --------     --------
 Total allowance for loan losses ...............................................  $114,333     $112,423
                                                                                  ========     ========
Year-to-date interest income on impaired loans recorded on the cash basis ......  $    131     $    690
                                                                                  ========     ========
Year-to-date average recorded investment in impaired loans during the period ...  $ 17,100     $ 21,400
                                                                                  ========     ========
Quarter-to-date interest income on impaired loans recorded on the cash basis ...  $     85     $    122
                                                                                  ========     ========
Quarter-to-date average recorded investment in impaired loans during the period   $ 16,900     $ 20,300
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

4) Various commitments to extend credit (lines of credit) are made in the normal course of banking business. At June 30, 1999, total unused lines of credit approximated $2,931,185,000. In addition, letters of credit are issued for the benefit of customers by affiliated banks. Outstanding letters of credit were $155,123,000 at June 30, 1999.

5) The following table summarizes the related tax effect of unrealized gains (losses) on securities available-for-sale, with the net amount included in accumulated other comprehensive income, as shown in the Statement of Changes in Consolidated Stockholders' Equity on Page 5.



                                                              FOR THE 6 MONTHS ENDED JUNE 30,
                                                                           1999
                                                        -------------------------------------------
                                                                            Tax
                                                             Pretax      (Expense)        Net
(DOLLARS IN THOUSANDS)                                       Amount       Benefit        Amount
---------------------------------------------------------------------------------------------------
Unrealized gains (losses) on securities available-
 for-sale: ............................................
Unrealized holding gains (losses) arising during the
 period ...............................................    $(35,166)      $13,174      $(21,992)
Reclassification adjustment for (gains) losses included
 in net income ........................................            (8)          3              (5)
                                                           -----------    -------      -----------
Total .................................................    $(35,174)      $13,177      $(21,997)
                                                           ==========     =======      ==========



                                                           FOR THE 6 MONTHS ENDED JUNE 30,
                                                                        1998
                                                        -------------------------------------
                                                                         Tax
                                                           Pretax     (Expense)       Net
(DOLLARS IN THOUSANDS)                                     Amount      Benefit      Amount
---------------------------------------------------------------------------------------------
Unrealized gains (losses) on securities available-
 for-sale: ............................................
Unrealized holding gains (losses) arising during the
 period ...............................................    $2,021      $ (771)      $1,250
Reclassification adjustment for (gains) losses included
 in net income ........................................         (9)         4           (5)
                                                           --------    ------       --------
Total .................................................    $2,012      $ (767)      $1,245
                                                           =======     ======       =======

6) Under the provisions of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, Mercantile Bankshares Corporation has two reportable segments -- its twenty Community Banks and Mercantile - Safe Deposit & Trust Company (MSD&T) which consists of the Banking Division and the Trust Division.

 The following tables present selected segment information for the six months ended June 30, 1999 and 1998. The components in the "Other" column consist of amounts for the nonbank affiliates and intercompany eliminations. Certain expense amounts have been reclassified from internal financial reporting in order to provide for full cost absorption. These reclassifications are shown in the "Adjustments" line.



1999                                       MSD&T        MSD&T         Total        Community
(DOLLARS IN THOUSANDS)                    Banking       Trust         MSD&T          Banks          Other         Total
---------------------------------------------------------------------------------------------------------------------------
Net interest income ...................  $  60,657                 $   60,657     $  119,714     $     (629)   $  179,742
Provision for loan losses .............       (977)                      (977)        (2,066)                      (3,043)
Noninterest income ....................     12,449   $  31,451         43,900         18,769         (4,995)       57,674
Noninterest expenses ..................    (37,136)    (16,953)       (54,089)       (62,555)         2,597      (114,047)
Adjustments ...........................      8,554      (1,486)         7,068         (6,218)          (850)
                                         ---------   ---------     ----------     ----------     ----------    ----------
Income (loss) before income taxes .....     43,547      13,012         56,559         67,644         (3,877)      120,326
Income tax (expense) benefit ..........    (15,674)     (5,205)       (20,879)       (24,610)         1,253       (44,236)
                                         ---------   ---------     ----------     ----------     ----------    ----------
Net income (loss) .....................  $  27,873   $   7,807     $   35,680     $   43,034     $   (2,624)   $   76,090
                                         =========   =========     ==========     ==========     ==========    ==========
Average assets ........................                            $2,787,500     $4,852,200     $ (108,900)   $7,530,800
Average equity ........................                               331,100        588,200         46,900       966,200

1998                                       MSD&T       MSD&T         Total        Community
(DOLLARS IN THOUSANDS)                    Banking      Trust         MSD&T          Banks          Other         Total
------------------------------------------------------------------------------------------------------------------------
Net interest income ...................  $  58,605                 $   58,605     $  114,898     $      552    $  174,055
Provision for loan losses .............     (1,854)                    (1,854)        (2,972)          (800)       (5,626)
Noninterest income ....................     12,131   $  28,181         40,312         16,693         (4,882)       52,123
Noninterest expenses ..................    (33,837)    (15,789)       (49,626)       (60,784)         3,259      (107,151)
Adjustments ...........................      6,749      (1,127)         5,622         (5,122)          (500)
                                         ---------   ---------     ----------     ----------     ----------    -----------
Income (loss) before income taxes .....     41,794      11,265         53,059         62,713         (2,371)      113,401
Income tax (expense) benefit ..........    (15,079)     (4,506)       (19,585)       (22,576)           839       (41,322)
                                         ---------   ---------     ----------     ----------     ----------    ----------
Net income (loss) .....................  $  26,715   $   6,759     $   33,474     $   40,137     $   (1,532)   $   72,079
                                         =========   =========     ==========     ==========     ==========    ==========
Average assets ........................                            $2,689,500     $4,560,900     $ (126,500)   $7,123,900
Average equity ........................                               312,100        552,100         89,800       954,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                         OF OPERATIONS


                       MERCANTILE BANKSHARES CORPORATION

EARNINGS SUMMARY

     Basic net income per share for the six months ended June 30, 1999 was $1.09, an increase of 9.0% over the $1.00 for the comparable period last year. Diluted net income per share was $1.08 for the first half of 1999 and $1.00 for the same period in 1998, representing an 8.0% increase. Net income was $76,090,000 for the first six months of 1999, an increase of 5.6% over the $72,079,000 for the comparable period in 1998.

     Basic net income per share for the second quarter of 1999 was $.56, an increase of 9.8% over the $.51 for the comparable period last year. Diluted net income per share was $.55 for the second quarter of 1999 and $.50 for the same period in 1998, which represented a 10.0% increase. Net income was $38,900,000 for the three months ended June 30, 1999, an increase of 6.4% over the $36,560,000 for the comparable period in 1998.

     Return on average assets was 2.04% for the first half of 1999 and for the first half of 1998. Return on average equity increased to 15.88% for the first six months of 1999 compared to 15.24% for the same period in 1998. Return on average tangible equity, which excludes amortization expense and balances related to goodwill in the calculation, was 17.16% for the first half of 1999 and 16.31% for the comparable period in 1998.

     Return on average assets was 2.06% for the second quarter of 1999 and 2.04% for the second quarter of 1998. Return on average equity increased to 16.13% for the three months ended June 30, 1999, compared to 15.18% for the same period in 1998. Return on average tangible equity was 17.41% for the second quarter of 1999 and 16.41% for the comparable period in 1998.


NET INTEREST INCOME AND NET INTEREST MARGIN

     Net interest income on a fully taxable equivalent basis was $182,076,000 for the six months ended June 30, 1999. This was 3.0% higher than the amount for the comparable period in 1998 due to an increase of 5.6% in average earning assets. Average loans increased by 6.1% over the first half of 1998 to $5,262,300,000 for the first half of 1999. Average securities were $1,861,300,000 for the first six months of 1999, a 13.1% increase over the $1,646,300,000 for the comparable period in 1998. For the first six months of 1999, federal funds sold and securities purchased under resale agreements decreased $140,700,000 or 86.3% from the amounts for the first six months of 1998. Net interest margin on earning assets declined to 5.14% for the first half of 1999, as compared to 5.27% for the same period in 1998. See the Analysis of Interest Rates and Interest Differentials on page 12 for further details.

     Net interest income on a fully taxable equivalent basis was $92,197,000 for the three months ended June 30, 1999. This was 2.4% higher than the amount for the comparable period in 1998 due to an increase of 5.1% in average earning assets. Average loans increased by 6.4% over the second quarter of 1998 to $5,295,800,000. Average securities were $1,853,100,000 for the quarter ended June 30, 1999, an 11.6% increase over the $1,659,900,000 for the comparable period in 1998. For the three months ended June 30, 1999, federal funds sold and securities purchased under resale agreements decreased $160,600,000 or 86.3% from the amounts for the second quarter of 1998. Net interest margin on earning assets declined to 5.15% for the second quarter of 1999, as compared to 5.29% for the same period in 1998.


NONINTEREST INCOME

     For the first six months of 1999, total noninterest income increased 10.6% to $57,674,000 from $52,123,000 for the first half of 1998. Factors contributing to this increase include an increase in trust division revenues of $3,207,000 or 11.3% and an increase in service charges on deposit accounts of $1,644,000 or 17.4%.

     Total noninterest income for the quarter ended June 30, 1999 increased 11.7% to $30,080,000 from $26,928,000 for the second quarter of 1998. Factors contributing to this increase include an increase in trust division revenues of $1,933,000 or 13.3% and an increase in service charges on deposit accounts of $859,000 or 17.7%.


NONINTEREST EXPENSES

     For the first half of 1999, total noninterest expenses increased 6.4% to $114,047,000 from $107,151,000 for the comparable period in 1998. The increase in noninterest expenses included an increase in salaries of $1,765,000 or 3.3% over the amounts for the first six months of 1998 and an increase in employee benefits of $1,465,000 or 11.8%. Furniture and equipment expenses increased $905,000 or 9.6% over the amounts for the first half of 1998 and other expenses increased $1,985,000 or 10.2%.

     Total noninterest expenses for the second quarter of 1999 increased 5.4% to $57,735,000 from $54,796,000 for the comparable period in 1998. The increase in noninterest expenses included an increase in salaries of $1,351,000 or 5.0% over the amounts for the second quarter of 1998 and an increase in employee benefits of $468,000 or 7.8%. Other expenses increased $869,000 or 8.4% over the amounts for the second quarter of 1998.

ANALYSIS OF FINANCIAL CONDITION

     Investment securities decreased 4.1% to $1,828,941,000 at June 30, 1999 from $1,907,541,000 at December 31, 1998. Total loans at June 30, 1999 were $5,363,310,000, an increase of 2.7% from the $5,220,890,000 at December 31,
1998. Total earning assets increased slightly to $7,194,307,000 at June 30, 1999 from $7,186,147,000 at December 31, 1998.

     Total deposits decreased 1.3% to $5,879,729,000 as of June 30, 1999 from $5,958,346,000 at December 31, 1998. Interest-bearing deposits were $4,536,162,000 as of June 30, 1999, reflecting a less than 1.0% decrease from the $4,569,968,000 at December 31, 1998. Interest-bearing deposits represented 77.1% of total deposits at June 30, 1999 and 76.7% of total deposits at December 31, 1998. Noninterest-bearing deposits decreased 3.2% to $1,343,567,000 as of June 30, 1999, compared to $1,388,378,000 at December 31,
1998.

     Short-term borrowings, which mainly consist of federal funds purchased, securities sold under repurchase agreements and commercial paper, increased 18.4% to $606,314,000 at June 30, 1999 from $511,945,000 at December 31, 1998.
Long-term debt increased $49,951,000 to $90,885,000 at June 30, 1999 from $40,934,000 at December 31, 1998. The increase reflects the issuance of $35,000,000 in 6.72% senior notes and $15,000,000 in 6.80% senior notes during the second quarter of 1999, offset by amortization of principal on pre-existing debt. The proceeds of the new notes are to be used for general corporate purposes.

     Total stockholders' equity decreased 4.1% to $957,953,000 at June 30, 1999 from $999,359,000 at December 31, 1998. The increase from net income was more than offset by dividends paid and by share repurchases. However, despite the decrease in stockholders' equity, the Corporation continued to maintain a strong capital position, evidenced by the ratio of stockholders' equity to total assets of 12.58% at June 30, 1999 and 13.13% at December 31, 1998. For more details see the Statement of Changes in Consolidated Stockholders' Equity on page 5.

ASSET QUALITY

NON-PERFORMING ASSETS

     Non-performing assets consist of non-accrual loans, renegotiated loans and other real estate owned (i.e., real estate acquired in foreclosure or in lieu of foreclosure). With respect to non-accrual loans, the Corporation's policy is that, regardless of the value of the underlying collateral and/or guarantees, no interest is accrued on the entire balance once either principal or interest payments on any loan become 90 days past due at the end of a calendar quarter. All accrued and uncollected interest on such loans is eliminated from the income statement and is recognized only as collected. A loan may be put on non-accrual status sooner than this standard if, in management's judgement, such action is warranted. During the six months ended June 30, 1999, non-performing assets increased $798,000 to $23,382,000. Non-performing loans and other real estate owned, components of non-performing assets, increased $655,000 and $143,000, respectively.

NON-PERFORMING ASSETS                                                       JUNE 30,  December 31,
(DOLLARS IN THOUSANDS)                                                          1999          1998
---------------------------------------------------------------------------------------------------
Non-accrual loans (1) ...................................................  $21,958   $21,303
Renegotiated loans (1) ..................................................
Loans contractually past due 90 days or more and still accruing interest............................................................
                                                                           -------   -------
    Total non-performing loans ..........................................   21,958    21,303
Other real estate owned .................................................    1,424     1,281
                                                                           -------   -------
    Total non-performing assets .........................................  $23,382   $22,584
                                                                           =======   =======

(1) Total interest on non-performing loans is not considered to be material in any of the periods reported herein. Aggregate gross interest income of $1,186,000 and $2,225,000 for the first six months of 1999 and the year 1998, respectively, on non-accrual and renegotiated loans, would have been recorded if these loans had been accruing on their original terms throughout the period or since origination if held for part of the period. The amount of interest income on the non-accrual and renegotiated loans that was recorded totalled $194,000 and $796,000 for the first six months of 1999 and the year 1998, respectively.

NOTE: The Corporation was monitoring loans estimated to aggregate $2,766,000 at June 30, 1999 and $3,906,000 at December 31, 1998, not classified as non-accrual or renegotiated loans. These loans had characteristics which indicated they might result in such classification in the future.


PROVISION AND ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses has been established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses and any subsequent recoveries are credited to the allowance. Intensive collection efforts continue after charge-off in order to maximize the recovery amounts previously charged off. Charge-offs, net of recoveries, were $1,133,000 for the first six months of 1999 and $1,407,000 for the same period in 1998.

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

     The following table presents a summary of the activity in the Allowance for Loan Losses:



                                                                      FOR THE 6 MONTHS ENDED         FOR THE 3 MONTHS ENDED
                                                                             JUNE 30,                       JUNE 30,
                                                                  ------------------------------  -----------------------------
ALLOWANCE FOR LOAN LOSSES
(DOLLARS IN THOUSANDS)                                                      1999            1998           1999           1998
------------------------------------------------------------------------------------------------------------------------------
Allowance balance -- beginning ..................................   $  112,423      $  106,097     $  113,562     $ 107,044
Allowance of acquired bank ......................................                        1,130                        1,130
Charge-offs:
 Commercial, financial and agricultural .........................         (946)         (1,626)          (673)         (351)
 Real estate -- construction ....................................          (21)                           (21)
 Real estate -- mortgage ........................................         (276)           (539)          (181)         (325)
 Consumer .......................................................       (1,327)         (1,436)          (536)         (703)
                                                                    ----------      ----------     ----------     ---------
   Total ........................................................       (2,570)         (3,601)        (1,411)       (1,379)
                                                                    ----------      ----------     ----------     ---------
Recoveries:
 Commercial, financial and agricultural .........................          758             834            211           602
 Real estate -- construction ....................................            4             175              1            74
 Real estate -- mortgage ........................................          103             448             23           401
 Consumer .......................................................          572             737            299           436
                                                                    ----------      ----------     ----------     ---------
   Total ........................................................        1,437           2,194            534         1,513
                                                                    ----------      ----------     ----------     ---------
Net (charge-offs)/recoveries ....................................       (1,133)         (1,407)          (877)          134
Provision for loan losses .......................................        3,043           5,626          1,648         3,138
                                                                    ----------      ----------     ----------     ---------
Allowance balance -- ending .....................................   $  114,333      $  111,446     $  114,333     $ 111,446
                                                                    ==========      ==========     ==========     =========
Average loans outstanding during period .........................   $5,262,300      $4,958,400     $5,295,800     $4,978,000
                                                                    ==========      ==========     ==========     ==========
Net charge-offs/(recoveries) -- annualized as a percentage of
 average loans outstanding during period ........................          .04%            .06%           .07%         (.01)%
                                                                    ==========      ==========     ==========     ==========
Allowance for loan losses at period end as a percentage of
 average loans ..................................................         2.17%           2.25%          2.16%         2.24%
                                                                    ==========      ==========     ==========     ==========
Allowance for loan losses at period end as a percentage of
 non-performing loans at period end .............................       520.69%         398.32%
                                                                    ==========      ==========

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

     This report focuses primarily on information technology, our computer-based systems and applications. Non-information technology issues, which involve embedded technology such as microcontrollers affecting performance of machinery and equipment, are believed to have been assessed and resolved.

     As to information technology, the assessment, implementation and testing phases have been completed. A major part of this project was concluded in 1997, when 18 of 21 banking affiliates converted to a new integrated Year 2000 compliant banking and general ledger software system. Two more affiliates were converted during the third quarter of 1998 and the one remaining affiliate is operating on separate Year 2000 compliant computer-based systems and software. The Trust accounting software was upgraded to Year 2000 compliant software in October 1998. Compliance certification testing for the mission critical Banking and Trust systems was completed in 1998. Of the remaining systems, 99% of the effort is accomplished. Achievement of fully integrated systems and vendor testing was completed in the first half of 1999.

     The Corporation has continued formal communications with important vendors, customers and other third parties regarding their Year 2000 readiness. Vendors are requested to represent that their products and services will be compliant and appropriately tested.

     Contingency plans have been developed to mitigate the effects of business interruptions which could occur in the case of system failures, power outages, shutdowns in telephone service or other problems. These plans identify, assess and prioritize core business functions and their supporting systems, minimum levels of acceptable service, and alternatives for restoring business activities, including manual processing of transactions. The plans incorporate measures to meet unusual cash withdrawal requirements. The Corporation is also engaged in public awareness efforts designed to educate customers on Year 2000 readiness, with emphasis on bank safety and soundness and protections afforded by FDIC insurance. Contingency planning and system monitoring will be a continuous process throughout 1999.

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



                                                                     1999                               1998
                                                      ---------------------------------- -----------------------------------
                                                         Average     Income*/   Yield*/     Average     Income*/    Yield*/
(DOLLARS IN THOUSANDS)                                   Balance      Expense     Rate      Balance      Expense     Rate
----------------------------------------------------------------------------------------------------------------------------
Earning assets
 Loans:
   Commercial .......................................  $1,926,900    $ 81,134     8.49%   $1,763,700    $ 79,884      9.13%
   Real estate ......................................   2,678,700     112,802     8.49     2,547,800     114,713      9.08
   Consumer .........................................     656,700      27,823     8.54       646,900      28,860      9.00
                                                       ----------    --------             ----------    --------
     Total loans ....................................   5,262,300     221,759     8.50     4,958,400     223,457      9.09
                                                       ----------    --------             ----------    --------
 Federal funds sold .................................      22,400         514     4.63       146,600       3,979      5.47
 Securities purchased under resale agreements .......                                         16,500         464      5.69
 Securities**:
   Taxable securities
    U.S. Treasury securities ........................   1,809,200      51,040     5.69     1,592,000      47,273      5.99
    U.S. Agency securities ..........................      15,500         456     5.93        17,700         548      6.25
    Other stocks and bonds ..........................      23,900       1,202    10.14        22,800         992      8.75
   Tax-exempt securities
    States and political subdivisions ...............      12,700         505     8.01        13,800         547      7.99
                                                       ----------    --------             ----------    --------
     Total securities ...............................   1,861,300      53,203     5.76     1,646,300      49,360      6.05
                                                       ----------    --------             ----------    --------
 Interest-bearing deposits in other banks ...........         100           2     4.13           100           3      5.39
                                                       ----------    --------             ----------    --------
     Total earning assets ...........................   7,146,100     275,478     7.77     6,767,900     277,263      8.26
                                                                     --------                           --------
Cash and due from banks .............................     222,100                            210,500
Bank premises and equipment, net ....................      93,100                             84,200
Other assets ........................................     183,300                            169,600
Less: allowance for loan losses .....................    (113,800)                          (108,300)
                                                       ----------                         ----------
     Total assets ...................................  $7,530,800                         $7,123,900
                                                       ==========                         ==========
Interest-bearing liabilities
 Deposits:
   Savings deposits .................................  $2,365,000      24,193     2.06    $2,233,700      28,533      2.58
   Time deposits ....................................   2,208,400      55,553     5.07     2,239,700      61,190      5.51
                                                       ----------    --------             ----------    --------
     Total interest-bearing deposits ................   4,573,400      79,746     3.52     4,473,400      89,723      4.04
   Short-term borrowings ............................     536,600      11,696     4.40       377,200       9,093      4.86
   Long-term debt ...................................      58,100       1,960     6.81        50,000       1,667      6.72
                                                       ----------    --------             ----------    --------
     Total interest-bearing funds ...................   5,168,100      93,402     3.64     4,900,600     100,483      4.13
                                                                     --------                           --------
Noninterest-bearing deposits ........................   1,299,600                          1,176,000
Other liabilities and accrued expenses ..............      96,900                             93,300
                                                       ----------                         ----------
     Total liabilities ..............................   6,564,600                          6,169,900
Stockholders' equity ................................     966,200                            954,000
                                                       ----------                         ----------
     Total liabilities and stockholders' equity .....  $7,530,800                         $7,123,900
                                                       ==========                         ==========
Net interest income .................................                $182,076                           $176,780
                                                                     ========                           ========
Net interest rate spread ............................                             4.13%                               4.13%
Effect of noninterest-bearing funds .................                             1.01                                1.14
                                                                                 -----                                ----
Net interest margin on earning assets ...............                             5.14%                               5.27%
                                                                                 =====                                ====
Taxable-equivalent adjustment included in:
   Loan income ......................................                $  2,043                           $  2,312
   Investment securities income .....................                     291                                413
                                                                     --------                           --------
     Total ..........................................                $  2,334                           $  2,725
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information responsive to this Item as of December 31, 1998 appears under the caption "Asset/Liability and Liquidity Management" on pages 18-21 of the registrant's 1998 Annual Report to Stockholders, filed as Exhibit 13 to registrant's Annual Report on Form 10-K for the year ended December 31, 1998. There was no material change in such information as of June 30, 1999.


PART II. OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Matters voted upon and voted at the Annual Meeting of Stockholders held April 28, 1999.

     Results of voting for Election of Directors:



            DIRECTORS                    FOR         WITHHELD
---------------------------------   ------------   ------------
      Cynthia A. Archer             58,201,594        545,961
      H. Furlong Baldwin            58,236,164        511,391
      Thomas M. Bancroft, Jr.       58,208,837        538,718
      Richard O. Berndt             57,484,648      1,262,907
      William R. Brody, M.D.        58,111,031        636,524
      George L. Bunting, Jr.        58,145,364        602,191
      Martin L. Grass               52,449,709      6,297,846
      Freeman A. Hrabowski, III     58,097,380        650,175
      Mary Junck                    58,165,788        581,767
      Robert A. Kinsley             58,254,699        492,856
      William J. McCarthy           57,961,366        786,189
      Morris W. Offit               52,160,075      6,587,480
      Morton B. Plant               58,229,218        518,337
      Christian H. Poindexter       58,093,402        654,153
      Donald J. Shepard             58,284,951        462,604

     Results of voting on Approval of the 1999 Omnibus Stock Plan:



        FOR             AGAINST      ABSTAINED
-------------------   -----------   ----------
  54,068,207          3,640,883     1,038,465

     Results of voting on Ratification of Appointment of Auditors
(PricewaterhouseCoopers LLP):



        FOR            AGAINST     ABSTAINED
-------------------   ---------   ----------
  57,993,307          416,449      337,799

     There were no broker non-votes on these matters.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits --
      Exhibit 27 -- Financial Data Schedule

     (b) Form 8-K filed, dated June 11, 1999, Item 5. Other Events.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MERCANTILE BANKSHARES CORPORATION



August 11, 1999                         Principal Executive Officer



                                        /s/ H. Furlong Baldwin
                                      ----------------------------------------
                                        By: H. Furlong Baldwin

                                        Chairman of the Board and
                                        Chief Executive Officer



August 11, 1999                         Principal Financial Officer



                                        /s/ Terry L. Troupe
                                      ----------------------------------------
                                        By: Terry L. Troupe

                                        Chief Financial Officer



August 11, 1999                         Chief Accounting Officer



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


                                        MERCANTILE BANKSHARES CORPORATION



August 11, 1999                         Principal Executive Officer




                                      ----------------------------------------
                                        By: H. Furlong Baldwin

                                        Chairman of the Board and
                                        Chief Executive Officer



August 11, 1999                         Principal Financial Officer




                                      ----------------------------------------
                                        By: Terry L. Troupe

                                        Chief Financial Officer



August 11, 1999                         Chief Accounting Officer




                                      ----------------------------------------
                                        By: Diana E. Nelson

                                        Controller and Chief Accounting Officer