Form 10-Q
period 1999-09-30
MERCANTILE BANKSHARES CORP
filed 1999-11-10
CIK 64908

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



            ------------------------------------------------------
                                   FORM 10-Q


(MARK ONE)

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1999

                                      OR


         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from -------  to -------


                         Commission File Number 0-5127
                             ---------------------

                       MERCANTILE BANKSHARES CORPORATION
                      ----------------------------------
            (Exact name of registrant as specified in its charter)



              MARYLAND                                       52-0898572
          -----------------                                  ----------
    (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)


  2 HOPKINS PLAZA, BALTIMORE, MARYLAND                          21201
       ------------------------                                  ---
(Address of principal executive offices)                     (Zip code)



                                 (410) 237-5900
                        ------------------------------
             (Registrant's telephone number, including area code)



                -----------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X.  No   .
                                              ---     --

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

As of October 29, 1999, registrant had outstanding 68,928,958 shares of Common Stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)


                       MERCANTILE BANKSHARES CORPORATION
                          CONSOLIDATED BALANCE SHEETS



                                                                                           SEPTEMBER 30,   December 31,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                                       1999           1998
------------------------------------------------------------------------------------------ --------------- -------------
ASSETS
Cash and due from banks ..................................................................   $  247,510     $  254,994
Interest-bearing deposits in other banks .................................................          151            100
Federal funds sold .......................................................................          322         57,616
                                                                                             ----------     ----------
    Total cash and cash equivalents ......................................................      247,983        312,710
                                                                                             ----------     ----------
Investment securities:
 U.S. Treasury and government agencies
   Available-for-sale at fair value ......................................................    1,784,427      1,863,195
 States and political subdivisions
   Held-to-maturity -- market value of $10,392 (1999) and $12,673 (1998)..................       10,377         12,436
   Available-for-sale at fair value ......................................................        1,351          1,405
 Other investments
   Held-to-maturity -- market value of $15,393 (1999) and $14,643 (1998)..................       15,393         14,643
   Available-for-sale at fair value ......................................................       14,490         15,862
                                                                                             ----------     ----------
    Total investment securities ..........................................................    1,826,038      1,907,541
                                                                                             ----------     ----------
Loans ....................................................................................    5,502,468      5,220,890
Less: allowance for loan losses ..........................................................     (116,463)      (112,423)
                                                                                             ----------     ----------
    Loans, net ...........................................................................    5,386,005      5,108,467
                                                                                             ----------     ----------
Bank premises and equipment, less accumulated depreciation of
 $95,926 (1999) and $90,633 (1998)........................................................       96,444         91,577
Other real estate owned, net .............................................................        1,407          1,281
Excess cost over equity in affiliated banks, net .........................................       47,440         50,314
Other assets .............................................................................      152,846        137,673
                                                                                             ----------     ----------
    Total assets .........................................................................   $7,758,163     $7,609,563
                                                                                             ==========     ==========
LIABILITIES
Deposits:
 Noninterest-bearing deposits ............................................................   $1,409,596     $1,388,378
 Interest-bearing deposits ...............................................................    4,500,960      4,569,968
                                                                                             ----------     ----------
    Total deposits .......................................................................    5,910,556      5,958,346
Short-term borrowings ....................................................................      703,939        511,945
Accrued expenses and other liabilities ...................................................       91,613         98,979
Long-term debt ...........................................................................       82,684         40,934
                                                                                             ----------     ----------
    Total liabilities ....................................................................    6,788,792      6,610,204
                                                                                             ----------     ----------
STOCKHOLDERS' EQUITY
Preferred stock, no par value; authorized 2,000,000 shares; issued and outstanding -- None
Common stock, $2 par value; authorized 130,000,000 shares;
 issued 68,941,380 shares in 1999 and 71,026,927 shares in 1998 ..........................      137,883        142,054
Capital surplus ..........................................................................       57,516         31,357
Retained earnings ........................................................................      771,896        803,568
Accumulated other comprehensive income ...................................................        2,076         22,380
                                                                                             ----------     ----------
    Total stockholders' equity ...........................................................      969,371        999,359
                                                                                             ----------     ----------
     Total liabilities and stockholders' equity ..........................................   $7,758,163     $7,609,563
                                                                                             ==========     ==========

See notes to consolidated financial statements

                       MERCANTILE BANKSHARES CORPORATION
                        STATEMENT OF CONSOLIDATED INCOME



                                                              FOR THE 9 MONTHS ENDED      FOR THE 3 MONTHS ENDED
                                                                   SEPTEMBER 30,               SEPTEMBER 30,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                    1999          1998          1999          1998
----------------------------------------------------------- ------------- ------------- ------------- -------------
INTEREST INCOME
Interest and fees on loans ................................   $ 333,886     $ 333,571     $ 114,170     $ 112,426
                                                              ---------     ---------     ---------     ---------
Interest and dividends on investment securities:
 Taxable interest income ..................................      76,977        72,945        25,481        25,124
 Tax-exempt interest income ...............................         443           517           138           186
 Dividends ................................................       1,341           970           345           338
 Other investment income ..................................         163           291            48           128
                                                              ---------     ---------     ---------     ---------
                                                                 78,924        74,723        26,012        25,776
                                                              ---------     ---------     ---------     ---------
Other interest income .....................................         636         7,578           120         3,132
                                                              ---------     ---------     ---------     ---------
    Total interest income .................................     413,446       415,872       140,302       141,334
                                                              ---------     ---------     ---------     ---------
INTEREST EXPENSE
Interest on deposits ......................................     118,682       134,784        38,936        45,061
Interest on short-term borrowings .........................      18,129        14,921         6,433         5,828
Interest on long-term debt ................................       3,413         2,385         1,453           718
                                                              ---------     ---------     ---------     ---------
    Total interest expense ................................     140,224       152,090        46,822        51,607
                                                              ---------     ---------     ---------     ---------
NET INTEREST INCOME .......................................     273,222       263,782        93,480        89,727
Provision for loan losses .................................       5,937         8,475         2,894         2,849
                                                              ---------     ---------     ---------     ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES .......     267,285       255,307        90,586        86,878
                                                              ---------     ---------     ---------     ---------
NONINTEREST INCOME
Trust division services ...................................      48,274        43,442        16,630        15,005
Service charges on deposit accounts .......................      17,003        14,287         5,927         4,855
Other fees ................................................      21,573        20,237         8,275         7,369
Investment securities gains and (losses) ..................           8             9
Other income ..............................................       2,386         2,054           738           677
                                                              ---------     ---------     ---------     ---------
    Total noninterest income ..............................      89,244        80,029        31,570        27,906
                                                              ---------     ---------     ---------     ---------
NONINTEREST EXPENSES
Salaries ..................................................      82,848        79,591        27,997        26,505
Employee benefits .........................................      20,052        19,162         6,181         6,756
Net occupancy expense of bank premises ....................       8,797         8,229         3,414         2,952
Furniture and equipment expenses ..........................      15,126        13,823         4,826         4,428
Communications and supplies ...............................       9,359         9,091         3,050         3,130
Amortization of excess cost over equity in affiliates .....       2,917         2,516         1,001           922
Other expenses ............................................      32,489        30,243        11,072        10,811
                                                              ---------     ---------     ---------     ---------
    Total noninterest expenses ............................     171,588       162,655        57,541        55,504
                                                              ---------     ---------     ---------     ---------
Income before income taxes ................................     184,941       172,681        64,615        59,280
Applicable income taxes ...................................      68,032        63,338        23,796        22,016
                                                              ---------     ---------     ---------     ---------
NET INCOME ................................................   $ 116,909     $ 109,343     $  40,819     $  37,264
                                                              =========     =========     =========     =========
NET INCOME PER SHARE OF COMMON STOCK (NOTE 2):
 Basic ....................................................   $    1.68     $    1.52     $     .59     $     .52
                                                              =========     =========     =========     =========
 Diluted ..................................................   $    1.66     $    1.51     $     .59     $     .52
                                                              =========     =========     =========     =========

See notes to consolidated financial statements

                       MERCANTILE BANKSHARES CORPORATION
                      STATEMENT OF CONSOLIDATED CASH FLOWS



                                                                               FOR THE 9 MONTHS ENDED
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                                                                1999          1998
---------------------------------------------------------------------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest and fees on loans .................................................  $  331,180    $  333,651
Interest and dividends on investment securities ............................      76,347        71,669
Other interest income ......................................................         782         7,922
Noninterest income .........................................................      88,755        79,029
Interest paid ..............................................................    (139,613)     (154,379)
Noninterest expenses paid ..................................................    (175,110)     (163,045)
Income taxes paid ..........................................................     (59,314)      (63,396)
                                                                              ----------    ----------
    Net cash provided by operating activities ..............................     123,027       111,451
                                                                              ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held-to-maturity .........       4,100         2,567
Proceeds from maturities of investment securities available-for-sale .......     391,588       356,589
Proceeds from sales of investment securities available-for-sale ............           8           804
Purchases of investment securities held-to-maturity ........................      (2,795)       (1,092)
Purchases of investment securities available-for-sale ......................    (343,995)     (495,111)
Net (increase) decrease in customer loans ..................................    (284,776)        7,937
Proceeds from sales of other real estate owned .............................       1,223         1,232
Capital expenditures .......................................................     (11,420)      (10,275)
Proceeds from sales of buildings ...........................................                       321
                                                                              ----------    ----------
    Net cash provided by (used in) investing activities ....................    (246,067)     (137,028)
                                                                              ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits ....................      21,218        38,589
Net increase (decrease) in checking plus interest and savings accounts .....       3,525        32,183
Net increase (decrease) in certificates of deposit .........................     (72,533)      (73,024)
Net increase (decrease) in short-term borrowings ...........................     191,994       103,606
Proceeds from issuance of long-term debt ...................................      50,000
Repayment of long-term debt ................................................      (8,250)       (9,073)
Proceeds from issuance of shares ...........................................       5,571         5,032
Repurchase of common shares ................................................     (84,631)      (47,226)
Dividends paid .............................................................     (48,581)      (45,793)
                                                                              ----------    ----------
    Net cash provided by financing activities ..............................      58,313         4,294
                                                                              ----------    ----------
Net increase (decrease) in cash and cash equivalents .......................     (64,727)      (21,283)
Cash and cash equivalents at beginning of period ...........................     312,710       413,786
Adjustment for acquired bank ...............................................                     7,819
                                                                              ----------    ----------
Cash and cash equivalents at end of period .................................  $  247,983    $  400,322
                                                                              ==========    ==========


                                                                                     FOR THE 9 MONTHS ENDED
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES                 SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                                                                  1999           1998
--------------------------------------------------------------------------------- -------------- --------------
Net income ......................................................................   $116,909       $109,343
                                                                                    ---------      ---------
Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation and amortization ..................................................      6,553          6,341
 Provision for loan losses ......................................................      5,937          8,475
 Amortization of excess cost over equity in affiliates ..........................      2,917          2,516
 Investment securities (gains) and losses .......................................         (8)            (9)
 Write-downs of other real estate owned .........................................        104            208
 Gains on sales of other real estate owned ......................................       (152)          (258)
 Gains on sales of buildings ....................................................                       (59)
 (Increase) decrease in interest receivable .....................................     (5,137)        (2,630)
 (Increase) decrease in other receivables .......................................       (329)          (674)
 (Increase) decrease in other assets ............................................    (10,849)       (18,444)
 Increase (decrease) in interest payable ........................................        611         (2,289)
 Increase (decrease) in accrued expenses ........................................     (2,247)         8,989
 Increase (decrease) in taxes payable ...........................................      8,718            (58)
                                                                                    ----------     ----------
    Total adjustments ...........................................................      6,118          2,108
                                                                                    ----------     ----------
Net cash provided by operating activities .......................................   $123,027       $111,451
                                                                                    ==========     ==========

See notes to consolidated financial statements

                       MERCANTILE BANKSHARES CORPORATION
           STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998



                                                                                       Common
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                              Total        Stock
------------------------------------------------------------------- ------------ ------------
BALANCE, DECEMBER 31, 1997 ........................................  $ 935,004     $143,749
Net income ........................................................    109,343
Unrealized gains (losses) on securities available-for-sale, net
 of reclassification adjustment, net of taxes .....................     16,783
                                                                     ---------
Comprehensive income ..............................................    126,126
                                                                     ---------
Cash dividends paid:
 Common stock ($.64 per share) ....................................    (45,793)
Issuance of 102,086 shares for dividend reinvestment and
 stock purchase plan ..............................................      3,193          204
Issuance of 19,057 shares for employee stock purchase
 dividend reinvestment plan .......................................        649           38
Issuance of 90,993 shares for employee stock option plan ..........      1,190          182
Purchase of 1,333,500 shares under stock repurchase plan ..........    (47,226)      (2,667)
Issuance of 675,680 shares for bank acquisition ...................     23,055        1,351
Vested stock options ..............................................      1,027
                                                                     ---------     --------
BALANCE, SEPTEMBER 30, 1998 .......................................  $ 997,225     $142,857
                                                                     =========     ========
BALANCE, DECEMBER 31, 1998 ........................................  $ 999,359     $142,054
Net income ........................................................    116,909
Unrealized gains (losses) on securities available-for-sale, net
 of reclassification adjustment, net of taxes (Note 5) ............    (20,304)
                                                                     ---------
Comprehensive income ..............................................     96,605
                                                                     ---------
Cash dividends paid:
 Common stock ($.70 per share) ....................................    (48,581)
Issuance of 94,924 shares for dividend reinvestment and
 stock purchase plan ..............................................      3,097          190
Issuance of 19,904 shares for employee stock purchase
 dividend reinvestment plan .......................................        760           40
Issuance of 146,625 shares for employee stock option plan .........      1,714          293
Purchase of 2,347,000 shares under stock repurchase plan ..........    (84,631)      (4,694)
Vested stock options ..............................................      1,048
                                                                     ---------     --------
Transfer to capital surplus .......................................
BALANCE, SEPTEMBER 30, 1999 .......................................  $ 969,371     $137,883
                                                                     =========     ========



                                                                                                      Accu-
                                                                                                    mulated
                                                                                                      Other
                                                                                                    Compre-
                                                                         Capital      Retained      hensive
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                            Surplus      Earnings       Income
------------------------------------------------------------------- ------------ ------------- ------------
BALANCE, DECEMBER 31, 1997 ........................................  $   62,089   $   717,978   $   11,188
Net income ........................................................                   109,343
Unrealized gains (losses) on securities available-for-sale, net
 of reclassification adjustment, net of taxes .....................                                 16,783
Comprehensive income ..............................................
Cash dividends paid:
 Common stock ($.64 per share) ....................................                   (45,793)
Issuance of 102,086 shares for dividend reinvestment and
 stock purchase plan ..............................................       2,989
Issuance of 19,057 shares for employee stock purchase
 dividend reinvestment plan .......................................         611
Issuance of 90,993 shares for employee stock option plan ..........       1,008
Purchase of 1,333,500 shares under stock repurchase plan ..........     (44,559)
Issuance of 675,680 shares for bank acquisition ...................      21,704
Vested stock options ..............................................       1,027
                                                                     ----------   -----------   ----------
BALANCE, SEPTEMBER 30, 1998 .......................................  $   44,869   $   781,528   $   27,971
                                                                     ==========   ===========   ==========
BALANCE, DECEMBER 31, 1998 ........................................  $   31,357   $   803,568   $   22,380
Net income ........................................................                   116,909
Unrealized gains (losses) on securities available-for-sale, net
 of reclassification adjustment, net of taxes (Note 5) ............                                (20,304)
Comprehensive income ..............................................
Cash dividends paid:
 Common stock ($.70 per share) ....................................                   (48,581)
Issuance of 94,924 shares for dividend reinvestment and
 stock purchase plan ..............................................       2,907
Issuance of 19,904 shares for employee stock purchase
 dividend reinvestment plan .......................................         720
Issuance of 146,625 shares for employee stock option plan .........       1,421
Purchase of 2,347,000 shares under stock repurchase plan ..........     (79,937)
Vested stock options ..............................................       1,048
Transfer to capital surplus .......................................     100,000      (100,000)
                                                                     ----------   -----------   ----------
BALANCE, SEPTEMBER 30, 1999 .......................................  $   57,516   $   771,896   $    2,076
                                                                     ==========   ===========   ==========

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

2) Year-to-date basic earnings per share amounts are based on the weighted average number of common shares outstanding during the period of 69,641,812 shares for 1999 and 71,788,479 shares for 1998. Diluted earnings per share amounts are based on the weighted average number of common shares outstanding during the period adjusted for the effect of dilutive stock options. The adjusted average shares for the nine months ended September 30, 1999 and 1998 were 70,218,542 and 72,334,160, respectively.

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



                                                                                     SEPTEMBER 30,  December 31,
(DOLLARS IN THOUSANDS)                                                                        1999          1998
---------------------------------------------------------------------------------- --------------- -------------
Impaired loans with a valuation allowance ........................................     $  5,850       $  2,152
Impaired loans with no valuation allowance .......................................       15,141         14,159
                                                                                       --------       --------
 Total impaired loans ............................................................     $ 20,991       $ 16,311
                                                                                       ========       ========
Allowance for loan losses applicable to impaired loans ...........................     $  2,580       $  1,046
Allowance for loan losses applicable to other than impaired loans ................      113,883        111,377
                                                                                       --------       --------
 Total allowance for loan losses .................................................     $116,463       $112,423
                                                                                       ========       ========
Year-to-date interest income on impaired loans recorded on the cash basis ........     $    197       $    690
                                                                                       ========       ========
Year-to-date average recorded investment in impaired loans during the period .....     $ 17,485       $ 21,395
                                                                                       ========       ========
Quarter-to-date interest income on impaired loans recorded on the cash basis .....     $     66       $    122
                                                                                       ========       ========
Quarter-to-date average recorded investment in impaired loans during the period ..     $ 18,239       $ 20,340
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

4) Various commitments to extend credit (lines of credit) are made in the normal course of banking business. At September 30, 1999, total unused lines of credit approximated $2,957,100,000. In addition, letters of credit are issued for the benefit of customers by affiliated banks. Outstanding letters of credit were $162,233,000 at September 30, 1999.

5) The following table summarizes the related tax effect of unrealized gains (losses) on securities available-for-sale, with the net amount included in accumulated other comprehensive income, as shown in the Statement of Changes in Consolidated Stockholders' Equity on Page 5.



                                                                         FOR THE 9 MONTHS ENDED SEPTEMBER 30,
                                                                        1999                                 1998
                                                       --------------------------------------- ---------------------------------
                                                                         Tax                                  Tax
                                                           Pretax     (Expense)       Net        Pretax    (Expense)      Net
(DOLLARS IN THOUSANDS)                                     Amount      Benefit       Amount      Amount     Benefit     Amount
------------------------------------------------------ ------------- ----------- ------------- ---------- ----------- ----------
Unrealized gains (losses) on securities available-
 for-sale:
Unrealized holding gains (losses) arising during the
 period ..............................................   $ (32,594)    $12,295     $ (20,299)   $26,179    $ (9,391)   $16,788
Reclassification adjustment for (gains) losses
 included in net income ..............................          (8)          3            (5)        (9)          4         (5)
                                                         ----------    -------     ----------   --------   --------    --------
Total ................................................   $ (32,602)    $12,298     $ (20,304)   $26,170    $ (9,387)   $16,783
                                                         =========     =======     =========    =======    ========    =======

6) Under the provisions of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, Mercantile Bankshares Corporation has two reportable segments -- its twenty Community Banks and Mercantile - Safe Deposit & Trust Company (MSD&T) which consists of the Banking Division and the Trust Division.

   The following tables present selected segment information for the nine months ended September 30, 1999 and 1998. The components in the "Other" column consist of amounts for the nonbank affiliates and intercompany eliminations. Certain expense amounts have been reclassified from internal financial reporting in order to provide for full cost absorption. These reclassifications are shown in the "Adjustments" line.


1999                                       MSD&T        MSD&T         Total        Community
(DOLLARS IN THOUSANDS)                    Banking       Trust         MSD&T          Banks          Other         Total
--------------------------------------- ----------- ------------ -------------- -------------- -------------- -------------
Net interest income ...................  $  92,109                 $   92,109     $  182,180     $   (1,067)   $  273,222
Provision for loan losses .............     (2,371)                    (2,371)        (3,566)                      (5,937)
Noninterest income ....................     19,777   $  47,733         67,510         29,736         (8,002)       89,244
Noninterest expenses ..................    (54,703)    (25,567)       (80,270)       (95,486)         4,168      (171,588)
Adjustments ...........................     11,697      (2,243)         9,454         (8,493)          (961)
                                         ---------   ---------     ----------     ----------     ----------    ----------
Income (loss) before income taxes .....     66,509      19,923         86,432        104,371         (5,862)      184,941
Income tax (expense) benefit ..........    (23,952)     (7,969)       (31,921)       (37,949)         1,838       (68,032)
                                         ---------   ---------     ----------     ----------     ----------    ----------
Net income (loss) .....................  $  42,557   $  11,954     $   54,511     $   66,422     $   (4,024)   $  116,909
                                         =========   =========     ==========     ==========     ==========    ==========
Average assets ........................                            $2,782,797     $4,900,687     $ (123,005)   $7,560,479
Average equity ........................                               333,488        592,190         42,423       968,101


1998                                       MSD&T       MSD&T         Total        Community
(DOLLARS IN THOUSANDS)                    Banking      Trust         MSD&T          Banks          Other         Total
--------------------------------------   ---------   ---------     ----------     ----------     ----------   ----------
Net interest income ...................  $  88,508                 $   88,508     $  174,484     $      790    $  263,782
Provision for loan losses .............     (2,485)                    (2,485)        (5,990)                      (8,475)
Noninterest income ....................     17,867   $  42,969         60,836         26,335         (7,142)       80,029
Noninterest expenses ..................    (50,511)    (23,741)       (74,252)       (92,836)         4,433      (162,655)
Adjustments ...........................      9,955      (1,770)         8,185         (7,675)          (510)
                                         ---------   ---------     ----------     ----------     ----------    ----------
Income (loss) before income taxes .....     63,334      17,458         80,792         94,318         (2,429)      172,681
Income tax (expense) benefit ..........    (22,851)     (6,983)       (29,834)       (34,017)           513       (63,338)
                                         ---------   ---------     ----------     ----------     ----------    ----------
Net income (loss) .....................  $  40,483   $  10,475     $   50,958     $   60,301     $   (1,916)   $  109,343
                                         =========   =========     ==========     ==========     ==========    ==========
Average assets ........................                            $2,722,641     $4,628,215     $ (153,186)   $7,197,670
Average equity ........................                               314,473        557,708         89,051       961,232

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                         OF OPERATIONS


                       MERCANTILE BANKSHARES CORPORATION

EARNINGS SUMMARY

     Basic net income per share for the nine months ended September 30, 1999 was $1.68, an increase of 10.5% over the $1.52 for the comparable period last year. Diluted net income per share was $1.66 for the first three quarters of 1999 and $1.51 for the same period in 1998, representing a 9.9% increase. Net income was $116,909,000 for the first nine months of 1999, an increase of 6.9% over the $109,343,000 for the comparable period in 1998.

     Basic and diluted net income per share for the third quarter of 1999 was $.59. This represented a 13.5% increase over the $.52 reported for basic and diluted net income per share for the same period last year. Net income was $40,819,000 for the three months ended September 30, 1999, an increase of 9.5% over the $37,264,000 for the comparable period in 1998.

     Return on average assets was 2.07% for the first three quarters of 1999 and 2.03% for the first three quarters of 1998. Return on average equity increased to 16.15% for the first nine months of 1999 compared to 15.21% for the same period in 1998. Return on average tangible equity, which excludes amortization expense and balances related to goodwill in the calculation, was 17.43% for the first three quarters of 1999 and 16.32% for the comparable period in 1998.

     Return on average assets was 2.13% for the third quarter of 1999 and 2.01% for the third quarter of 1998. Return on average equity increased to 16.66% for the three months ended September 30, 1999, compared to 15.15% for the same period in 1998. Return on average tangible equity was 17.96% for the third quarter of 1999 and 16.35% for the comparable period in 1998.


NET INTEREST INCOME AND NET INTEREST MARGIN

     Net interest income on a fully taxable equivalent basis was $276,711,000 for the nine months ended September 30, 1999. This was 3.3% higher than the amount for the comparable period in 1998 due to an increase of 4.9% in average earning assets. Average loans increased by 6.5% over the first three quarters of 1998 to $5,301,433,000 for the first three quarters of 1999. Average securities were $1,854,041,000 for the first nine months of 1999, a 10.6% increase over the $1,675,789,000 for the comparable period in 1998. For the first nine months of 1999, average federal funds sold and securities purchased under resale agreements decreased $167,238,000 or 90.5% from the amounts for the first nine months of 1998. Net interest margin on average earning assets declined to 5.16% for the first three quarters of 1999, as compared to 5.24% for the same period in 1998. See the Analysis of Interest Rates and Interest Differentials on page 12 for further details.

     Net interest income on a fully taxable equivalent basis was $94,635,000 for the three months ended September 30, 1999. This was 3.9% higher than the amount for the comparable period in 1998 due to an increase of 3.7% in average earning assets and a slight increase in net interest margin on average earning assets. Average loans increased by 7.4% over the third quarter of 1998 to $5,378,343,000. Average securities were $1,839,771,000 for the quarter ended September 30, 1999, a 6.1% increase over the $1,733,730,000 for the comparable period in 1998. For the three months ended September 30, 1999, average federal funds sold and securities purchased under resale agreements decreased $219,460,000 or 96.4% from the amounts for the third quarter of 1998.


NONINTEREST INCOME

     For the first nine months of 1999, total noninterest income increased 11.5% to $89,244,000 from $80,029,000 for the first three quarters of 1998. Factors contributing to this increase include an increase in trust division revenues of $4,832,000 or 11.1% and an increase in service charges on deposit accounts of $2,716,000 or 19.0% over the comparable amounts for 1998.

     Total noninterest income for the quarter ended September 30, 1999, increased 13.1% to $31,570,000 from $27,906,000 for the third quarter of 1998. Factors contributing to this increase include an increase in trust division revenues of $1,625,000 or 10.8% and an increase in service charges on deposit accounts of $1,072,000 or 22.1% over the same amounts for the third quarter of last year.


NONINTEREST EXPENSES

     For the first three quarters of 1999, total noninterest expenses increased 5.5% to $171,588,000 from $162,655,000 for the comparable period in 1998. The increase in noninterest expenses included an increase in salaries of $3,257,000 or 4.1% over the amounts for the first nine months of 1998 and an increase in employee benefits of $890,000 or 4.6%. Additionally, furniture and equipment expenses increased $1,303,000 or 9.4% over the amounts for the first three quarters of 1998 and other expenses increased $2,246,000 or 7.4%.

     Total noninterest expenses for the third quarter of 1999 increased 3.7% to $57,541,000 from $55,504,000 for the comparable period in 1998. The increase in noninterest expenses included an increase in salaries of $1,492,000 or 5.6% over the amounts for the third quarter of 1998, an increase in net occupancy expense of bank premises of $462,000 or 15.7%, and an increase in furniture and equipment expenses of $398,000 or 9.0%. These increases were partially offset by a decrease in employee benefits of $575,000 or 8.5%. The decrease reflects expenses incurred during the third quarter of 1998 relating to enhancements made to the employee cash balance pension plan.


ANALYSIS OF FINANCIAL CONDITION

     Investment securities decreased 4.3% to $1,826,038,000 at September 30, 1999 from $1,907,541,000 at December 31, 1998. Total loans at September 30, 1999 were $5,502,468,000, an increase of 5.4% from the $5,220,890,000 at
December 31, 1998. Total earning assets increased 2.0% to $7,328,979,000 at September 30, 1999 from $7,186,147,000 at December 31, 1998.

     Total deposits decreased less than 1.0% to $5,910,556,000 as of September 30, 1999 from $5,958,346,000 at December 31, 1998. Interest-bearing deposits were $4,500,960,000 as of September 30, 1999, reflecting a 1.5% decrease from the $4,569,968,000 at December 31, 1998. Interest-bearing deposits represented 76.2% of total deposits at September 30, 1999 and 76.7% of total deposits at December 31, 1998. Noninterest-bearing deposits increased 1.5% to $1,409,596,000 as of September 30, 1999, compared to $1,388,378,000 at December
31, 1998.

     Short-term borrowings, which mainly consist of federal funds purchased, securities sold under repurchase agreements and commercial paper, increased 37.5% to $703,939,000 at September 30, 1999 from $511,945,000 at December 31,
1998. Long-term debt increased $41,750,000 to $82,684,000 at September 30, 1999 from $40,934,000 at December 31, 1998. The increase reflects the issuance of $35,000,000 in 6.72% senior notes and $15,000,000 in 6.80% senior notes during the second quarter of 1999, offset by repayment of $8,250,000 in principal on pre-existing debt. The proceeds of the new notes are to be used for general corporate purposes.

     Total stockholders' equity decreased 3.0% to $969,371,000 at September 30, 1999 from $999,359,000 at December 31, 1998. The increase from net income was more than offset by dividends paid and by share repurchases. However, despite the decrease in stockholders' equity, the Corporation continued to maintain a strong capital position, evidenced by the ratio of stockholders' equity to total assets of 12.49% at September 30, 1999 and 13.13% at December 31, 1998. For more details see the Statement of Changes in Consolidated Stockholders' Equity on page 5.


ASSET QUALITY

NON-PERFORMING ASSETS

     Non-performing assets consist of non-accrual loans, renegotiated loans and other real estate owned (i.e., real estate acquired in foreclosure or in lieu of foreclosure). With respect to non-accrual loans, the Corporation's policy is that, regardless of the value of the underlying collateral and/or guarantees, no interest is accrued on the entire balance once either principal or interest payments on any loan become 90 days past due at the end of a calendar quarter. All accrued and uncollected interest on such loans is eliminated from the income statement and is recognized only as collected. A loan may be put on non-accrual status sooner than this standard if, in management's judgement, such action is warranted. During the nine months ended September 30, 1999, non-performing assets increased $5,297,000 to $27,881,000. Non-performing loans and other real estate owned, components of non-performing assets, increased $5,171,000 and $126,000, respectively.



NON-PERFORMING ASSETS                                                       SEPTEMBER 30,  December 31,
(DOLLARS IN THOUSANDS)                                                               1999          1998
------------------------------------------------------------------------- --------------- -------------
Non-accrual loans (1) ...................................................      $26,474         $21,303
Renegotiated loans (1) ..................................................
Loans contractually past due 90 days or more and still accruing interest
                                                                               -------         -------
    Total non-performing loans ..........................................       26,474          21,303
Other real estate owned .................................................        1,407           1,281
                                                                               -------         -------
    Total non-performing assets .........................................      $27,881         $22,584
                                                                               =======         =======

(1) Total interest on non-performing loans is not considered to be material in any of the periods reported herein. Aggregate gross interest income of $1,748,000 and $2,225,000 for the first nine months of 1999 and the year 1998, respectively, on non-accrual and renegotiated loans, would have been recorded if these loans had been accruing on their original terms throughout the period or since origination if held for part of the period. The amount of interest income on the non-accrual and renegotiated loans that was recorded totalled $507,000 and $796,000 for the first nine months of 1999 and the year 1998, respectively.

NOTE: The Corporation was monitoring loans estimated to aggregate $1,748,000 at September 30, 1999 and $3,906,000 at December 31, 1998, not classified as non-accrual or renegotiated loans. These loans had characteristics which indicated they might result in such classification in the future.


ALLOWANCE AND PROVISION FOR LOAN LOSSES

     The allowance for loan losses has been established through provisions for loan losses charged against income. The provision for loan losses for the first three quarters of 1999 was $5,937,000 as compared to $8,475,000 for the same period last year. For the third quarter of 1999, the provision for loan losses was $2,894,000 as compared to $2,849,000 for the third quarter of 1998.

     Loans deemed to be uncollectible are charged against the allowance for loan losses and any subsequent recoveries are credited to the allowance. Intensive collection efforts continue after charge-off in order to maximize the recovery amounts previously charged off. Charge-offs, net of recoveries, were $1,897,000 for the first nine months of 1999 and $2,300,000 for the comparable period in 1998. Net charge-offs for the third quarter of 1999 were $764,000 as compared to $893,000 for the same period last year.

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

     The following table presents a summary of the activity in the Allowance for Loan Losses:



                                                                          FOR THE 9 MONTHS ENDED        FOR THE 3 MONTHS ENDED
                                                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                                                       ----------------------------- -----------------------------
ALLOWANCE FOR LOAN LOSSES
(DOLLARS IN THOUSANDS)                                                         1999           1998           1999           1998
---------------------------------------------------------------------- -------------- -------------- -------------- --------------
Allowance balance -- beginning .......................................   $  112,423     $  106,097     $  114,333     $  111,446
Allowance of acquired bank ...........................................                       1,130
Charge-offs:
 Commercial, financial and agricultural ..............................       (1,168)        (1,972)          (222)          (346)
 Real estate -- construction .........................................          (21)
 Real estate -- mortgage .............................................         (837)          (825)          (561)          (286)
 Consumer ............................................................       (2,001)        (2,278)          (674)          (842)
                                                                         ----------     ----------     ----------     ----------
   Total .............................................................       (4,027)        (5,075)        (1,457)        (1,474)
                                                                         ----------     ----------     ----------     ----------
Recoveries:
 Commercial, financial and agricultural ..............................        1,047            960            289            126
 Real estate -- construction .........................................           22            175             18
 Real estate -- mortgage .............................................          182            601             79            153
 Consumer ............................................................          879          1,039            307            302
                                                                         ----------     ----------     ----------     ----------
   Total .............................................................        2,130          2,775            693            581
                                                                         ----------     ----------     ----------     ----------
Net charge-offs ......................................................       (1,897)        (2,300)          (764)          (893)
Provision for loan losses ............................................        5,937          8,475          2,894          2,849
                                                                         ----------     ----------     ----------     ----------
Allowance balance -- ending ..........................................   $  116,463     $  113,402     $  116,463     $  113,402
                                                                         ==========     ==========     ==========     ==========
Average loans outstanding during period ..............................   $5,301,433     $4,975,689     $5,378,343     $5,009,698
                                                                         ==========     ==========     ==========     ==========
Net charge-offs (annualized) as a percentage of average loans
 outstanding during period ...........................................          .05%           .06%           .06%           .07%
                                                                         ==========     ==========     ==========     ==========
Allowance for loan losses at period end as a percentage of average
 loans ...............................................................         2.20%          2.28%          2.17%          2.26%
                                                                         ==========     ==========     ==========     ==========
Allowance for loan losses at period end as a percentage of
 non-performing loans at period end ..................................       439.91%        451.51%
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

     As to information technology, the assessment, implementation and testing phases have been completed. A major part of this project was concluded in 1997, when 18 of 21 banking affiliates converted to a new integrated Year 2000 compliant banking and general ledger software system. Two more affiliates were converted during the third quarter of 1998 and the one remaining affiliate is operating on separate Year 2000 compliant computer-based systems and software. The Trust accounting software was upgraded to Year 2000 compliant software in October 1998. Compliance certification testing for the mission critical Banking and Trust systems was completed in 1998. Testing of remaining systems is also complete. Achievement of fully integrated systems and vendor testing was completed in the first half of 1999.

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


CAUTIONARY STATEMENT

     This report contains forward-looking statements within the meaning of and pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. A forward-looking statement encompasses any estimate, prediction, opinion or statement of belief contained in this report, and the underlying management assumptions. Concerning Year 2000 issues, our expectations stated in this report on matters such as the degree of progress and compliance to be achieved at various times are based on assessments and assumptions that involve many unpredictable factors including the readiness, compliance, representations and performance of third parties. Therefore, these statements should be read with caution. For example, the daily conduct of a banking business (including electronic fund transfers and other transactions) involves interdependence among banks, other financial institutions and governmental bodies which will require mutual readiness for Year 2000, with potentially serious consequences if readiness is not achieved. In such an environment, while contingency plans can be effective to some degree, there may not be viable alternatives if systems are not compliant or if failure occurs. In such a case, the adverse effects on the Corporation may be material to an unpredictable extent.

                       MERCANTILE BANKSHARES CORPORATION


ANALYSIS OF INTEREST RATES AND INTEREST DIFFERENTIALS

The following table presents the distribution of the average consolidated balance sheets, interest income/expense and annualized yields earned and rates paid through the first nine months of the year.



                                                                     1999                               1998
                                                      ---------------------------------- -----------------------------------
                                                        Average      Income*/   Yield*/     Average    Income*/    Yield*/
(DOLLARS IN THOUSANDS)                                  Balance      Expense     Rate       Balance     Expense      Rate
----------------------------------------------------- ------------- ---------- --------- ------------- ---------- ----------
Earning assets
 Loans:
   Commercial .......................................  $1,956,221    $124,782    8.53%    $1,764,435    $120,230    9.11%
   Real estate ......................................   2,694,712     170,755    8.47      2,564,301     173,361    9.04
   Consumer .........................................     650,500      41,428    8.51        646,953      43,410    8.97
                                                       ----------    --------             ----------    --------
     Total loans ....................................   5,301,433     336,965    8.50      4,975,689     337,001    9.06
                                                       ----------    --------             ----------    --------
 Federal funds sold .................................      17,642         632    4.79        173,984       7,110    5.46
 Securities purchased under resale agreements .......                                         10,896         464    5.69
 Securities**:
   Taxable securities
    U.S. Treasury securities ........................   1,803,020      76,311    5.66      1,620,027      72,161    5.96
    U.S. Agency securities ..........................      15,163         666    5.87         18,374         784    5.70
    Other stocks and bonds ..........................      23,585       1,624    9.21         23,075       1,565    9.07
   Tax-exempt securities ............................
    States and political subdivisions ...............      12,273         733    7.99         14,313         855    7.99
                                                       ----------    --------             ----------    --------
     Total securities ...............................   1,854,041      79,334    5.72      1,675,789      75,365    6.01
                                                       ----------    --------             ----------    --------
 Interest-bearing deposits in other banks ...........         131           4    3.97            100           4    5.28
                                                       ----------    --------             ----------    --------
     Total earning assets ...........................   7,173,247     416,935    7.77      6,836,458     419,944    8.21
                                                                     --------                           --------
Cash and due from banks .............................     223,160                            212,506
Bank premises and equipment, net ....................      93,868                             85,028
Other assets ........................................     184,561                            173,381
Less: allowance for loan losses .....................    (114,357)                          (109,703)
                                                       ----------                         ----------
     Total assets ...................................  $7,560,479                         $7,197,670
                                                       ==========                         ==========
Interest-bearing liabilities
 Deposits:
   Savings deposits .................................  $2,373,128      36,334    2.04     $2,249,552      43,109    2.56
   Time deposits ....................................   2,191,948      82,348    5.02      2,236,324      91,675    5.48
                                                       ----------    --------             ----------    --------
     Total interest-bearing deposits ................   4,565,076     118,682    3.48      4,485,876     134,784    4.02
   Short-term borrowings ............................     545,352      18,129    4.44        412,465      14,921    4.84
   Long-term debt ...................................      66,844       3,413    6.83         47,442       2,385    6.72
                                                       ----------    --------             ----------    --------
     Total interest-bearing funds ...................   5,177,272     140,224    3.62      4,945,783     152,090    4.11
                                                                     --------                           --------
Noninterest-bearing deposits ........................   1,320,379                          1,197,942
Other liabilities and accrued expenses ..............      94,727                             92,713
                                                       ----------                         ----------
     Total liabilities ..............................   6,592,378                          6,236,438
Stockholders' equity ................................     968,101                            961,232
                                                       ----------                         ----------
     Total liabilities and stockholders' equity .....  $7,560,479                         $7,197,670
                                                       ==========                         ==========
Net interest income .................................                $276,711                           $267,854
                                                                     ========                           ========
Net interest rate spread ............................                            4.15%                              4.10%
Effect of noninterest-bearing funds .................                            1.01                               1.14
                                                                                 -----                              ----
Net interest margin on earning assets ...............                            5.16%                              5.24%
                                                                                 =====                              ====
Taxable-equivalent adjustment included in:
   Loan income ......................................                $  3,079                           $  3,430
   Investment securities income .....................                     410                                642
                                                                     --------                           --------
     Total ..........................................                $  3,489                           $  4,072
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information responsive to this Item as of December 31, 1998 appears under the caption "Asset/Liability and Liquidity Management" on pages 18-21 of the registrant's 1998 Annual Report to Stockholders, filed as Exhibit 13 to registrant's Annual Report on Form 10-K for the year ended December 31, 1998. There was no material change in such information as of September 30, 1999.


PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     The 2000 Annual Meeting of Stockholders of the registrant is expected to be held on April 26, 2000.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits --
      Exhibit 27 -- Financial Data Schedule

     (b) No Forms 8-K filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MERCANTILE BANKSHARES CORPORATION



November 10, 1999                       Principal Executive Officer



                                        /s/ H. Furlong Baldwin
                                      ----------------------------------------
                                        By: H. Furlong Baldwin

                                        Chairman of the Board and
                                        Chief Executive Officer



November 10, 1999                      Principal Financial Officer



                                        /s/ Terry L. Troupe
                                      ----------------------------------------
                                        By: Terry L. Troupe

                                        Chief Financial Officer



November 10, 1999                      Chief Accounting Officer



                                        /s/ Diana E. Nelson
                                      ----------------------------------------
                                        By: Diana E. Nelson

                                        Controller and Chief Accounting Officer