Form 10-K
period 1999-12-31
MERCANTILE BANKSHARES CORP
filed 2000-03-27
CIK 64908

                                 United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999
                          -----------------
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission file number                       0-5127
                       ---------------------------------------------------------

                       Mercantile Bankshares Corporation
                       ---------------------------------
            (Exact name of registrant as specified in its charter)

            Maryland                                       52-0898572
----------------------------------                    -------------------
  State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization                       Identification No.)

Two Hopkins Plaza, P. O. Box 1477, Baltimore, Maryland           21203
------------------------------------------------------   ---------------------
      (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code        (410) 237-5900
                                                         ---------------------
Securities registered pursuant to Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered
             None                                          None
-------------------------------        -----------------------------------------
-------------------------------        -----------------------------------------

          Securities registered pursuant to section 12(g) of the Act:
                          Common Stock ($2 par value)
                    ---------------------------------------
                               (Title of class)
                             Stock Purchase Rights
                 --------------------------------------------
                               (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X         No
                                                ---           ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         At February 29, 2000, the aggregate market value of shares of Common Stock held by non-affiliates of Registrant (including fiduciary accounts administered by affiliates) was $1,665,579,293 based on the last sale price on the Nasdaq National Market on February 29, 2000.

         As of February 29, 2000, 68,434,209 shares of common stock were outstanding.

         Documents Incorporated by Reference: Parts I, II and IV - Portions of
         -----------------------------------
Registrant's Annual Report to Stockholders for year ended December 31, 1999, as indicated, Part III - Definitive Proxy Statement of Registrant filed with the Securities and Exchange Commission under Regulation 14A.

                                    PART I

ITEM 1.  BUSINESS
-------  --------
                                    General
                                    -------

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

         For certain financial, personnel and office location information concerning the companies listed above, see pages 53 to 59 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1999, which information is incorporated by reference herein.

         Mercshares periodically reviews and considers possible acquisitions of banks and corporations performing related activities and discusses such possible acquisitions with managements of the subject companies, and such acquisitions may be made from time to time. Acquisitions are normally subject to regulatory approval.

         On January 20, 2000, Mercshares entered into an agreement with Union National Bancorp, Inc., owner of The Union National Bank of Westminster, for a merger of Union National Bancorp, Inc. into Mercshares and of The Union National Bank of Westminster into our affiliate, Westminster Bank and Trust Company of Carroll County. The Union National Bank of Westminster operates nine banking offices in Carroll County, Maryland with total assets of approximately $300 million at December 31, 1999. The agreement provides for a tax- free exchange of
1.15 shares of Mercshares common stock for each outstanding share of common stock of Union National Bancorp, Inc. There are 1,965,349 shares of Union National Bancorp, Inc. outstanding, plus options for 60,936 shares which may be exercised before the closing. Completion of the transaction is subject to regulatory approvals, approval by the stockholders of Union National Bancorp and other conditions.

                                  Operations
                                  ----------

         Mercantile-Safe Deposit and Trust Company and the Community Banks are engaged in a general commercial and retail banking business with normal banking services, including acceptance of demand, savings and time deposits and the making of various types of loans. Mercantile-Safe Deposit and Trust Company offers a full range of personal trust services, investment management services and (for corporate and institutional customers), investment advisory, financial and pension and profit sharing services. As of December 31, 1999, assets under the investment supervision of the Trust Division had an estimated value of $13.9 billion, assets held in its personal and corporate custody accounts had an estimated value of $24.3 billion and assets held in escrow accounts had an estimated value of $12.6 million.

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

         MBC Realty, LLC owns and operates various properties used by Mercantile-Safe Deposit and Trust Company.

         For segment reporting information, see the following portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 1999, which information is incorporated by reference herein: Note 15 of Notes to Financial Statements on pages 43 and 44 of the Annual Report, and information under the caption "Segment Reporting" on page 12 of the Annual Report.

                            Statistical Information
                            -----------------------

         The statistical information required in this Item 1 is incorporated by reference to the information appearing in Registrant's Annual Report to Stockholders for the year ended December 31, 1999, as follows:


Disclosure Required by Guide 3           Reference to 1999 Annual Report
------------------------------           -------------------------------
(I)        Distribution of Assets,
           Liabilities and Stockholder
           Equity; Interest Rates and
           Interest Differentials           ..................Analysis of Interest Rates and Interest
                                                              Differentials (pages 8-9)
                                            ..................Rate/Volume Analysis (page 10)
                                            ..................Non-performing Assets (pages 17-18)

(II)       Investment Portfolio             ..................Bond Investment Portfolio (page 13)

(III)      Loan Portfolio                   ..................Year-End Loan Data (page 49)
                                            ..................Loan Maturity Schedule (page 19)
                                            ..................Asset/Liability and Liquidity
                                                              Management (pages 21-22)
                                            ..................Non-performing Assets (pages 17-18)
(IV)       Summary of Loan Loss
           Experience                       ..................Allowance for Loan Losses
                                                              (pages 15-17)
                                                              and Credit Risk Analysis (page 16)

                                            ..................Allocation of Allowance for Loan Losses
                                                              (page 15)

(V)        Deposits                         ..................Analysis of Interest Rates and Interest
                                                              Differentials (pages 8-9)
                                            ..................Notes to Financial Statements,
                                                              Note 5 - Deposits (page 35)
(VI)       Return on Equity
           and Assets                       ..................Return on Equity and Assets (page 51)


(VII)      Short-Term Borrowings            ..................Notes to Financial Statements,
                                                              Note 6 (page36)

                                   Employees
                                   ---------

         At December 31, 1999, Mercshares and its Affiliates had approximately 921 officers and 1,875 other employees. Of these, Mercantile-Safe Deposit and Trust Company employed 414 officers and 636 other employees and the Community Banks had 505 officers and 1,219 other employees.

                                  Competition
                                  -----------

         The banking business, in all of its phases, is highly competitive. Within their service areas, Mercantile-Safe Deposit and Trust Company and the Community Banks compete with commercial banks (including local banks and branches or affiliates of other larger banks), savings and loan associations and credit unions for loans and deposits, and with insurance companies and other financial institutions for various types of loans. There is also competition for commercial and retail banking business from banks and financial institutions located outside our service areas. Interstate banking is now an established part of the competitive environment.

         While Mercshares is the second largest bank holding company headquartered in Maryland, it is the largest independent bank holding company in the state. Mercantile-Safe Deposit and Trust Company is the fourth largest commercial bank in Maryland. During 1999, Mercshares also competed with Maryland-based bank subsidiaries of the first, second, sixth and ninth largest bank holding companies in the United States as well as banking subsidiaries of other non-Maryland bank holding companies. Measured in terms of assets under investment supervision, Mercantile-Safe Deposit and Trust Company believes it is one of the largest trust institutions in the southeastern United States. Mercantile-Safe Deposit and Trust Company competes for various classes of fiduciary and investment advisory business with other banks and trust companies, insurance companies, investment counseling firms, mutual funds and others.

         Mercantile Mortgage Corporation is one of many competitors in its area of activity. MBC Agency, Inc. is limited to providing credit life, health and accident insurance in connection with credit extended by the Affiliated Banks. Hopkins Plaza Agency, Inc. and MBC Leasing Corp. commenced business in 1996 and are small competitors in their areas of activity.

         The 20 Community Banks ranged in asset size from $43 million to $617 million, at December 31, 1999. They face competition in their own local service areas as well as from the larger competitors mentioned above.

         The enactment of recent federal legislation governing the financial services industry, discussed below, may have the effect of increasing competition among banks and other financial institutions.

                          Supervision and Regulation
                          --------------------------
Mercshares
----------

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

         The Act, generally, has restricted activities of bank holding companies and their subsidiaries to banking, and the business of managing and controlling banks, and to other activities which have been determined by the Board of Governors of the Federal Reserve System to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Mercshares has also been subject to certain restrictions with respect to engaging in the securities business.

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

New Federal Legislation
-----------------------

         The enactment in November, 1999 of the Graham-Leach-Bliley Act (the "New Act"), parts of which have become effective, represents the culmination of years of effort to repeal the provisions in the Banking Act of 1933 (generally known as "Glass Steagall") and restrictions in the Bank Holding Company Act of 1956 that, respectively, limited affiliations among, and overlapping business activities in, the banking, securities and insurance industries. Broadly speaking, through the establishment of a regulatory structure that permits a bank holding company to elect "financial holding company" status, the New Act will permit, within a holding company system, a full range of banking, securities and insurance activities, including securities and insurance underwriting, as well as, with certain restrictions, merchant banking activities. The election is only available to bank holding companies whose bank and thrift subsidiaries are well capitalized, well managed, and have satisfactory Community Reinvestment Act ratings. With exceptions for insurance underwriting and merchant banking, the New Act would also permit comparable expansion of national bank activities by banks meeting similar criteria, together with certain additional firewall and other requirements, through "financial subsidiaries" of national banks. Similarly, as a matter of Federal law, but still subject to State law, the New Act greatly expands the potential financial activities of subsidiaries of State banks.

         If Mercshares were to elect financial holding company status under the New Act, it would be permitted to engage in the full range of securities and insurance activities authorized by the New Act, including securities and insurance underwriting, as well as certain permitted merchant banking activities. However, Mercshares does not need to elect financial holding company status in order to engage in the businesses in which it is currently engaged.

         The New Act is also intended to ensure that banking activities are regulated by bank regulators, securities activities are regulated by securities law regulators, and insurance activities are regulated by insurance regulators. In other words, it is intended to incorporate a system of functional regulation, although it retains the role of the Federal Reserve Board as the umbrella supervisor for holding companies. Consequently, effective May 12, 2001, various securities activities of banks may become subject to regulation by the Securities and Exchange Commission.

         With respect to the functional regulation goal of the New Act, various provisions are expected to have the effect of banks "pushing out' those securities activities that have now become subject to Securities and Exchange Commission regulation into separate brokerage subsidiaries or affiliates. However, defined traditional banking activities, which include most of Mercantile-Safe Deposit and Trust Company's current Trust Division activities should not trigger Securities and Exchange Commission regulation or the so-called "push-out" process.

         Many of the provisions of the New Act require and anticipate extensive new regulations, some of which have already been promulgated or proposed.

         While it is now difficult to predict the impact of the New Act with precision, it does not appear that Mercshares and its affiliates will be precluded from engaging in their existing activities. It is possible, however, that some activities will need to be conducted in one or more separate subsidiaries subject to Securities and Exchange Commission regulation.

Affiliated Banks
----------------

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

Other Affiliates
----------------

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

                          Effects of Monetary Policy
                          --------------------------

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

                             Cautionary Statement
                             --------------------

         This Annual Report on Form 10-K contains forward-looking statements within the meaning of and pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. A forward-looking statement encompasses any estimate, prediction, opinion or statement of belief contained in this report, and the underlying management assumptions. Examples are statements concerning completion of pending acquisitions, competitive conditions, effects of monetary policy, and the potential impact of legislation. A similar cautionary statement, concerning the content of the Registrant's Annual Report to Stockholders for the year ended December 31, 1999, is contained in that Report.

         With respect to effects of monetary policy, the monetary policies of bank regulatory and other authorities have affected the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national economy, in the money markets, and in the relationships of international currencies, as well as the effect of legislation and of actions by monetary and fiscal authorities, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand, or the business and earnings of the Affiliated Banks.

ITEM 2.  PROPERTIES
-------  ----------

         The main offices of Mercshares and Mercantile-Safe Deposit and Trust Company are located in a 21-story building at Hopkins Plaza in Baltimore owned by MBC Realty, LLC, a wholly owned subsidiary of Mercshares. At December 31, 1999, these offices occupied approximately 145,000 square feet (together with about 23,000 square feet leased in a nearby building). At December 31, 1999, Mercantile-Safe Deposit and Trust Company also occupied approximately 132,000 square feet of leased space in a building located in Linthicum, Maryland, in which its operations and certain other departments are located, and a 7,000 square foot call center facility in Federalsburg, Maryland. The Linthicum and Federalsburg properties are owned by MBC Realty, LLC. Of the 18 banking and bank-related offices occupied by Mercantile-Safe Deposit and Trust Company, four are owned in fee, five are owned subject to ground leases and nine are leased with aggregate annual rentals of approximately $1,364,000, not including rentals for the main office and adjacent premises owned by MBC Realty, LLC.

         Of the 165 banking offices of the Community Banks, 95 are owned in fee, 16 are owned subject to ground leases and 54 are leased, with aggregate annual rentals of approximately $3,591,000 as of December 31, 1999.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

         There was no matter which is required to be disclosed in this Item 3 pursuant to the instructions contained in the form for this Report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

         No matter was submitted during the fourth quarter of the fiscal year covered by this Report to a vote of security holders which is required to be disclosed pursuant to the instructions contained in the form for this Report.

SPECIAL ITEM:  EXECUTIVE OFFICERS OF THE REGISTRANT
-------------  ------------------------------------

         The Executive Officers of Registrant are:


Name                                        Position                                          Age
----                                        --------                                          ---
H. Furlong Baldwin                          Chairman of the Board, President                   68
                                             and Chief Executive Officer
J. Marshall Reid/(1)/                       President and Chief                                54
                                             Operating Officer (Mercantile-
                                             Safe Deposit and Trust Company)
Jack E. Steil                               Executive Vice President.                          53
                                            Chairman - Credit Policy
                                             (Mercantile-Safe Deposit
                                             and Trust Company)
Alan D. Yarbro                              General Counsel and Secretary                      58
Terry L. Troupe                             Chief Financial Officer and
                                             Treasurer                                         52
Robert W. Johnson                           Senior Vice President                              57
O. James Talbott, II                        Senior Vice President                              56

---------------------------

/(1)/Mr. Reid is an officer of Mercantile-Safe Deposit and Trust Company. He is included above as an executive officer because he participates in policy-making functions concerning Mercshares.

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

                                    PART II
                                    -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------  ---------------------------------------------------------------------

         Information required by this Item 5 is incorporated by reference to the information appearing under the captions "Dividends" and "Recent Common Stock

Prices" on page 23 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1999.

         The following information is given in response to Item 701 of Regulation S-K. In December, 1999, two directors of Mercshares received an aggregate of 1,004 shares of Mercshares common stock, at fair market value, in lieu of a cash retainer fee, under the Mercshares Retainer Stock Plan for Non Employee Directors. The shares issuable under the Plan have not been registered under the Securities Act of 1933 in reliance on Release 33-6188 (1980) and Release 33-6281 (1981). The only potential Plan participants are outside directors, currently 13 in number. Mercshares common stock is actively traded on the Nasdaq National Market. The maximum number of shares (450,000) issuable over ten years under the Plan is less than 1% of the total shares outstanding.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

         The information required by this Item 6 is incorporated by reference to the information appearing under the caption "Five Year Selected Financial Data" on page 49 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1999.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATION
         ------------

         The information required by this Item 7 is incorporated by reference to the information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 to 24 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-------- ----------------------------------------------------------

         The information required by this Item 7A is incorporated by reference to the information appearing under the captions "Earnings Simulation Model Projections" and "Asset/Liability and Liquidity Management" on pages 20 and 21-22 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

         The information required by this Item 8 and the auditors' report thereon are incorporated by reference to pages 25 to 48 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1999.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         There was no matter which is required to be disclosed in this Item 9 pursuant to the instructions contained in the form for this Report.

                                   PART III
                                   --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------- --------------------------------------------------

         The information required by this Item 10 with respect to the Executive Officers of Registrant appears in Part I of this Report.

         The remaining information required by this Item 10 is incorporated by reference to the definitive proxy statement of Registrant filed with the Securities and Exchange Commission under Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION
-------- ----------------------

         The information required by this Item 11 is incorporated by reference to the definitive proxy statement of Registrant filed with the Securities and Exchange Commission under Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------- --------------------------------------------------------------

         The information required by this Item 12 is incorporated by reference to the definitive proxy statement of Registrant filed with the Securities and Exchange Commission under Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------- ----------------------------------------------

         The information required by this Item 13 is incorporated by reference to the definitive proxy statement of Registrant filed with the Securities and Exchange Commission under Regulation 14A.


                                    PART IV
                                    -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

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

                                 Exhibit Table
                                 -------------


         (3)  Charter and by-laws
              A.  (1)  Articles of Incorporation effective May 27, 1969
                       (Incorporated by reference to Registrant's Registration Statement on Form S-1, No. 2-39545, Exhibit 3-A(1)).

                  (2) Articles of Amendment effective June 6, 1969 (Incorporated by reference to Registrant's Registration Statement on Form S-1, No. 2-39545, Exhibit 3-A)(2)).

                  (3) Articles Supplementary effective August 28, 1970 (Incorporated by reference to Registrant's Registration Statement on Form S-1, No. 2-39545, Exhibit 3-A)(3)).

                  (4) Articles of Amendment effective December 14, 1970 (Incorporated by reference to Registrant's Registration Statement on Form S-1, No. 2-39545, Exhibit 3-A(4)).

                  (5) Articles Supplementary effective May 10, 1971 (Incorporated by reference to Registrant's Registration Statement on Form S-1, No. 2-39545, Exhibit 3-A(5)).

                  (6) Articles Supplementary effective July 30, 1971 (Incorporated by reference to Registrant's Registration Statement on Form S-1, No. 2-41379, Exhibit 3-A(6)).

                  (7) Articles of Amendment effective May 8, 1986 (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, Exhibit 3-A(7), Commission File No. 0-5127).

                  (8) Articles of Amendment effective April 27, 1988 (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993,
                       Exhibit 3-A(8), Commission File No. 0-5127).

                  (9) Articles Supplementary effective September 13, 1989 (Incorporated by reference to Registrant's Form 8-K filed September 27, 1989, Exhibit B attached to Exhibit 4-A, Commission File No. 0-5127).

                  (10) Articles Supplementary effective January 3, 1990
                       (Incorporated by reference to Registrant's Form 8-K filed January 9, 1990, Exhibit B attached to Exhibit 4-A, Commission File No. 0-5127).

                  (11) Articles of Amendment effective April 26, 1990
                       (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990,
                       Exhibit 3-A(11), Commission File No. 0-5127).

                  (12) Articles of Amendment effective April 30, 1997
                       (Incorporated by reference to Registrant's Registration Statement on Form S-4, No. 333-43651, Exhibit 3(i)(L)).

                  (13) Articles Supplementary effective June 9, 1999
                       (Incorporated by reference to Registrant's Registration Statement on Form S-8, No. 333-90307, Exhibit 4.1.M).

                  (14) Articles Supplementary effective September 30, 1999
                       (Incorporated by reference to Registrant's Registration Statement on Form S-8, No. 333-90307, Exhibit 4.1.N).

              B. By-Laws of the Registrant, as amended to date (Incorporated by reference to Registrant's Registration Statement on Form S-8, No. 333-90307, Exhibit 4.2).

         (4) Instruments defining the rights of security holders, including indentures, Charter and by-laws: See Item 14(a)(3) above.

              A. Rights Agreement dated as of June 8, 1999 between Registrant and the Rights Agent, including Form of Rights Certificate and Articles Supplementary (Incorporated by reference to Form 8-K of Registrant filed June 10, 1999, Exhibit 4-A, Commission File No. 0-5127).

              B. Amendment No. 1 to Registrant's Registration Statement on Form 8-B, amending description of securities previously filed (Incorporated by reference to Form 8 of Registrant filed December 20, 1991, Commission File No. 0-5127).

         (10) Material contracts

              A. Mercantile Bankshares Corporation and Affiliates Annual Incentive Compensation Plan, as amended through March 10, 1998 (Incorporated by reference to Registrant's Annual Report on From 10-K for the year ended December 31, 1997, Exhibit 10 A, Commission File No. 0-5127).

              B. Dividend Reinvestment and Stock Purchase Plan of Mercantile Bankshares Corporation (Incorporated by reference to the Plan text included in Registrant's Registration Statement on Form S-3, No. 33-44376.)

              C. Executive Employment Agreement dated March 24, 1982, between Mercantile Bankshares Corporation, Mercantile-Safe Deposit and Trust Company and H. Furlong Baldwin, as amended by Agreements dated March 13, 1984 and December 13, 1988 (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, Exhibit 10 D, Commission File No. 0-5127), as amended by Agreement dated January 29, 1997 (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10 C, Commission file No. 0-5127), as amended by Agreement dated January 28, 1999 (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, Exhibit 10C, Commission File No. 0-5127), as amended by Agreement dated January 18, 2000 (filed herewith).

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

              F. Mercantile Bankshares Corporation Employee Stock Purchase Dividend Reinvestment Plan dated February 13, 1995

                  (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, Exhibit 10 I, Commission File No. 0-5127).

              G. Executive Severance Agreement dated as of December 31, 1989 between Mercantile Bankshares Corporation and Mercantile-Safe Deposit and Trust Company, and H. Furlong Baldwin (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, Exhibit 10 Q, Commission File No. 0-5127), as amended by Agreement dated January 29, 1997 (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10 J, Commission File No. 0-5127), as amended by Agreement dated January 18, 2000 (filed herewith).

              H. Mercantile Bankshares Corporation (1989) Omnibus Stock Plan (Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1997, Exhibit 10 K, Commission File No. 0-5127).

              I. Mercantile Bankshares Corporation 1999 Omnibus Stock Plan (Incorporated by reference to Registrant's Registration Statement on Form S-8, No. 333-90307, Exhibit 4.4).

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

              L. Mercantile Bankshares Corporation Option Agreement with H. Furlong Baldwin (dated August 22, 1995), with respect to 120,000 shares after a stock dividend paid in 1997, and as to which the Net Operating Income is that of Mercantile-Safe Deposit and Trust Company (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10 Q, Commission File No. 0-5127).

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

              Q. Mercantile Bankshares Corporation Option Agreement with J. Marshall Reid, dated August 21, 1995 (Incorporated by reference to Registrant's Annual Report of Form 10-K for the year ended December 31, 1998, Exhibit 10R, Commission File No. 0-5127).

              R.  Mercantile Bankshares Corporation Option Agreement with Jack
                  E. Steil, dated August 21, 1995 (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, Exhibit 10S, Commission File No. 0-5127).

              S.  Mercantile Bankshares Corporation Option Agreement with Terry
                  L. Troupe, dated September 10, 1996 (filed herewith).

         (13) Annual Report to security holders for the year ended December 31, 1999 (filed herewith).

         (21) Subsidiaries of the Registrant

              Information as to subsidiaries of the Registrant (filed herewith).

         (23) Consent

              Consent of Certified Public Accountants (filed herewith)

         (24) Power of Attorney

              Power of Attorney dated March 14, 2000 (filed herewith)

         (27) Financial Data Schedule (filed herewith)

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                         INDEX TO FINANCIAL STATEMENTS

The Report of Independent Certified Public Accountants as pertaining to the
    Consolidated Financial Statements of Mercantile Bankshares Corporation and Affiliates and related notes is incorporated by reference to page 25 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1999.

Consolidated Financial Statements and related notes are incorporated by reference to the Registrant's Annual Report to Stockholders for the year ended December 31, 1999, and may be found on the pages of said Report as indicated in parentheses:

         Consolidated Balance Sheets, December 31, 1999 and 1998 (page 26) Statement of Consolidated Income for the years ended December 31, 1999,
           1998 and 1997 (page 27)
         Statement of Consolidated Cash Flows for the years ended December 31,
           1999, 1998 and 1997 (pages 28 and 29)
         Statement of Changes in Consolidated Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997 (page 30)
         Notes to Consolidated Financial Statements (pages 31 to 48)

Supplementary Data:

    Quarterly Results of Operations are incorporated by reference to the information appearing under the caption "Quarterly Results of Operations" on page 45 of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1999.

    Financial Statement Schedules are omitted because of the absence of the conditions under which they are required or because the information called for is included in the Consolidated Financial Statements or notes thereto.

                                  Signatures
                                  ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCANTILE BANKSHARES CORPORATION

By:      /S/ H. Furlong Baldwin                            March 27, 2000
         ---------------------------------------
         H. Furlong Baldwin, Chairman of the
         Board, President and Chief Executive Officer

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Principal Executive Officer

/S/ H. Furlong Baldwin                                     March 27, 2000
------------------------------------
H. Furlong Baldwin, Chairman of the
Board, President and Chief Executive Officer

Principal Financial Officer

/S/ Terry L. Troupe                                        March 27, 2000
------------------------------------
Terry L. Troupe
Chief Financial Officer

Principal Accounting Officer

/S/ Diana Nelson                                           March 27, 2000
------------------------------------
Diana Nelson
Controller



A majority of the Board of Directors:

George L. Bunting, Jr., Christian H. Poindexter, Freeman A. Hrabowski, III, Darrell D. Friedman, Morton B. Plant, William R. Brody, Donald J. Shepard, Mary Junck, Robert A. Kinsley, Thomas M. Bancroft, Jr., William J. McCarthy.

By:      /S/ H. Furlong Baldwin                            March 27, 2000
         --------------------------------
         H. Furlong Baldwin
         For Himself and as Attorney-in-Fact