Form 10-Q
period 2000-03-31
MERCANTILE BANKSHARES CORP
filed 2000-05-11
CIK 64908

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

                 For the Quarterly Period Ended March 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                         Commission File Number 0-5127

                       MERCANTILE BANKSHARES CORPORATION
                       ---------------------------------
             (Exact name of registrant as specified in its charter)

                Maryland                               52-0898572
    -------------------------------               -------------------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification No.)


  2 Hopkins Plaza, Baltimore, Maryland                   21201
----------------------------------------               ----------
(Address of principal executive offices)               (Zip code)

                                 (410) 237-5900
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


       ---------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. As of April 28, 2000, registrant had outstanding 68,044,904 shares of Common Stock.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

                       MERCANTILE BANKSHARES CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                          March 31,  December 31,
(Dollars in thousands, except per share data)                  2000          1999
---------------------------------------------------------------------------------
ASSETS
Cash and due from banks................................  $  254,048   $  219,420
Interest-bearing deposits in other banks...............         152          152
Federal funds sold.....................................      72,646        7,784
                                                         ----------   ----------
   Total cash and cash equivalents.....................     326,846      227,356
                                                         ----------   ----------
Investment securities:
 U.S. Treasury and government agencies
  Available-for-sale at fair value.....................   1,609,996    1,727,841
 States and political subdivisions
  Held-to-maturity -- market value of $14,260 (2000)
   and $10,156 (1999)..................................      14,321       10,216
  Available-for-sale at fair value.....................       1,332        1,332
 Other investments
  Held-to-maturity -- market value of $9,688 (2000) and
   $15,376 (1999)......................................       9,688       15,376
  Available-for-sale at fair value.....................      17,934       14,769
                                                         ----------   ----------
   Total investment securities.........................   1,653,271    1,769,534
                                                         ----------   ----------
Loans..................................................   5,907,037    5,718,942
Less: allowance for loan losses........................    (121,189)    (117,997)
                                                         ----------   ----------
   Loans, net..........................................   5,785,848    5,600,945
                                                         ----------   ----------
Bank premises and equipment, less accumulated deprecia-
 tion of $96,761 (2000) and $96,927 (1999).............      95,691       94,917
Other real estate owned, net...........................       1,460        1,663
Excess cost over equity in affiliated banks, net.......      45,524       46,482
Other assets...........................................     162,392      154,127
                                                         ----------   ----------
   Total assets........................................  $8,071,032   $7,895,024
                                                         ==========   ==========
LIABILITIES
Deposits:
 Noninterest-bearing deposits..........................  $1,446,890   $1,400,172
 Interest-bearing deposits.............................   4,663,724    4,524,911
                                                         ----------   ----------
   Total deposits......................................   6,110,614    5,925,083
Short-term borrowings..................................     788,214      839,497
Accrued expenses and other liabilities.................     104,113       73,721
Long-term debt.........................................      82,682       82,683
                                                         ----------   ----------
   Total liabilities...................................   7,085,623    6,920,984
                                                         ----------   ----------
SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized 2,000,000
 shares; issued and outstanding -- None
Common stock, $2 par value; authorized 130,000,000
 shares;
 issued 68,118,281 shares in 2000 and 68,645,759 shares
 in 1999...............................................     136,236      137,292
Capital surplus........................................     134,258       47,798
Retained earnings......................................     721,488      796,192
Accumulated other comprehensive income (loss)..........      (6,573)      (7,242)
                                                         ----------   ----------
   Total shareholders' equity..........................     985,409      974,040
                                                         ----------   ----------
    Total liabilities and shareholders' equity.........  $8,071,032   $7,895,024
                                                         ==========   ==========

See notes to consolidated financial statements

                       MERCANTILE BANKSHARES CORPORATION
                        STATEMENT OF CONSOLIDATED INCOME

                                                           For the 3 Months Ended
                                                                  March 31,
(Dollars in thousands, except per share data)                     2000        1999
----------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans................................ $   124,172 $   109,065
                                                           ----------- -----------
Interest and dividends on investment securities:
 Taxable interest income..................................      23,842      25,906
 Tax-exempt interest income...............................         147         161
 Dividends................................................         398         609
 Other investment income..................................          33          55
                                                           ----------- -----------
                                                                24,420      26,731
                                                           ----------- -----------
Other interest income.....................................         228         214
                                                           ----------- -----------
   Total interest income..................................     148,820     136,010
                                                           ----------- -----------
INTEREST EXPENSE
Interest on deposits......................................      40,005      40,387
Interest on short-term borrowings.........................      10,768       6,224
Interest on long-term debt................................       1,404         694
                                                           ----------- -----------
   Total interest expense.................................      52,177      47,305
                                                           ----------- -----------
NET INTEREST INCOME.......................................      96,643      88,705
Provision for loan losses.................................       3,015       1,395
                                                           ----------- -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES.......      93,628      87,310
                                                           ----------- -----------
NONINTEREST INCOME
Trust division services...................................      16,890      15,148
Service charges on deposit accounts.......................       5,759       5,356
Other fees................................................       6,028       6,315
Investment securities gains and (losses)..................          69          --
Other income..............................................         934         775
                                                           ----------- -----------
   Total noninterest income...............................      29,680      27,594
                                                           ----------- -----------
NONINTEREST EXPENSES
Salaries..................................................      27,945      26,689
Employee benefits.........................................       7,158       7,425
Net occupancy expense of bank premises....................       2,686       2,712
Furniture and equipment expenses..........................       5,768       5,214
Communications and supplies...............................       3,112       3,159
Amortization of excess cost over equity in affiliates.....         958         958
Other expenses............................................      10,943      10,155
                                                           ----------- -----------
   Total noninterest expenses.............................      58,570      56,312
                                                           ----------- -----------
Income before income taxes................................      64,738      58,592
Applicable income taxes...................................      23,153      21,402
                                                           ----------- -----------
NET INCOME................................................ $    41,585 $    37,190
                                                           =========== ===========
NET INCOME PER SHARE OF COMMON STOCK (Note 2):
 Basic.................................................... $       .61 $       .53
                                                           =========== ===========
 Diluted.................................................. $       .60 $       .53
                                                           =========== ===========

See notes to consolidated financial statements

                       MERCANTILE BANKSHARES CORPORATION
                      STATEMENT OF CONSOLIDATED CASH FLOWS

                                                         For the 3 Months Ended
Increase (decrease) in cash and cash equivalents                March 31,
(Dollars in thousands)                                          2000         1999
----------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest and fees on loans.............................  $   122,379  $   108,077
Interest and dividends on investment securities........       24,062       23,620
Other interest income..................................          234          317
Noninterest income.....................................       29,161       27,460
Interest paid..........................................      (49,030)     (48,361)
Noninterest expenses paid..............................      (55,663)     (46,505)
Income taxes paid......................................       (1,093)        (444)
                                                         -----------  -----------
   Net cash provided by operating activities...........       70,050       64,164
                                                         -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held-
 to-maturity...........................................        6,277          717
Proceeds from maturities of investment securities
 available-for-sale....................................      163,252      124,800
Proceeds from sales of investment securities available-
 for-sale..............................................          476           --
Purchases of investment securities held-to-maturity....       (4,695)        (938)
Purchases of investment securities available-for-sale..      (48,150)    (118,100)
Net increase in customer loans.........................     (188,258)     (87,567)
Proceeds from sales of other real estate owned.........          626          628
Capital expenditures...................................       (3,117)      (3,398)
                                                         -----------  -----------
   Net cash used in investing activities...............      (73,589)     (83,858)
                                                         -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing
 deposits..............................................       46,718      (58,064)
Net increase in checking plus interest and savings
 accounts..............................................       18,702       34,894
Net increase in certificates of deposit................      120,111        2,263
Net increase (decrease) in short-term borrowings.......      (51,283)      19,389
Repayment of long-term debt............................           (1)          --
Proceeds from issuance of shares.......................        2,064        1,708
Repurchase of common shares............................      (16,993)     (54,418)
Dividends paid.........................................      (16,289)     (15,311)
                                                         -----------  -----------
   Net cash provided by (used in) financing
    activities.........................................      103,029      (69,539)
                                                         -----------  -----------
Net increase (decrease) in cash and cash equivalents...       99,490      (89,233)
Cash and cash equivalents at beginning of period.......      227,356      312,710
                                                         -----------  -----------
Cash and cash equivalents at end of period.............  $   326,846  $   223,477
                                                         ===========  ===========
Reconciliation of net income to net cash provided by     For the 3 Months Ended
operating activities                                            March 31,
(Dollars in thousands)                                          2000         1999
----------------------------------------------------------------------------------
Net income.............................................  $    41,585  $    37,190
                                                         -----------  -----------
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Provision for loan losses.............................        3,015        1,395
 Depreciation and amortization.........................        2,343        2,125
 Amortization of excess cost over equity in
  affiliates...........................................          958          958
 Investment securities (gains) and losses..............          (69)          --
 Write-downs of other real estate owned................            6            9
 Gains on sales of other real estate owned.............          (89)         (56)
 Increase in interest receivable.......................       (2,145)      (3,996)
 Increase in other receivables.........................         (361)         (78)
 Decrease in other assets..............................          462        3,354
 Increase (decrease) in interest payable...............        3,147       (1,056)
 Increase (decrease) in accrued expenses...............         (862)       3,361
 Increase in taxes payable.............................       22,060       20,958
                                                         -----------  -----------
   Total adjustments...................................       28,465       26,974
                                                         -----------  -----------
Net cash provided by operating activities..............  $    70,050  $    64,164
                                                         ===========  ===========

See notes to consolidated financial statements

                       MERCANTILE BANKSHARES CORPORATION
           STATEMENT OF CHANGES IN CONSOLIDATED SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                     Accumulated
                                                                           Other
(Dollars in thousands,                Common   Capital   Retained  Comprehensive
except per share data)       Total     Stock   Surplus   Earnings  Income (Loss)
--------------------------------------------------------------------------------
BALANCE, DECEMBER 31,
 1998...................  $999,359  $142,054  $ 31,357  $ 803,568     $22,380
Net income..............    37,190                         37,190
Unrealized gains
 (losses) on securities
 available-for-sale, net
 of reclassification
 adjustment, net of
 taxes..................    (9,138)                                    (9,138)
                          --------
Comprehensive income....    28,052
                          --------
Cash dividends paid:
 Common stock ($.22 per
  share)................   (15,311)                       (15,311)
Issuance of 28,891
 shares for dividend
 reinvestment and stock
 purchase plan..........     1,020        57       963
Issuance of 6,487 shares
 for employee stock
 purchase dividend
 reinvestment plan......       296        13       283
Issuance of 40,444
 shares for employee
 stock option plan......       392        81       311
Purchase of 1,455,000
 shares under stock
 repurchase plan........   (54,418)   (2,910)  (51,508)
Vested stock options....     1,048               1,048
Transfer to capital
 surplus................        --             100,000   (100,000)
                          --------  --------  --------  ---------     -------
BALANCE, MARCH 31,
 1999...................  $960,438  $139,295  $ 82,454  $ 725,447     $13,242
                          ========  ========  ========  =========     =======
BALANCE, DECEMBER 31,
 1999...................  $974,040  $137,292  $ 47,798  $ 796,192     $(7,242)
Net income..............    41,585                         41,585
Unrealized gains
 (losses) on securities
 available-for-sale, net
 of reclassification
 adjustment, net of
 taxes (Note 5).........       669                                        669
                          --------
Comprehensive income....    42,254
                          --------
Cash dividends paid:
 Common stock ($.24 per
  share)................   (16,289)                       (16,289)
Issuance of 34,353
 shares for dividend
 reinvestment and stock
 purchase plan..........       938        68       870
Issuance of 8,864 shares
 for employee stock
 purchase dividend
 reinvestment plan......       253        18       235
Issuance of 55,805
 shares for employee
 stock option plan......       873       111       762
Purchase of 626,500
 shares under stock
 repurchase plan........   (16,993)   (1,253)  (15,740)
Vested stock options....       333                 333
Transfer to capital
 surplus................        --             100,000   (100,000)
                          --------  --------  --------  ---------     -------
BALANCE, MARCH 31,
 2000...................  $985,409  $136,236  $134,258  $ 721,488     $(6,573)
                          ========  ========  ========  =========     =======

See notes to consolidated financial statements

                       MERCANTILE BANKSHARES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) The consolidated financial statements, which include the accounts of the Corporation and all of its affiliates, are prepared in conformity with accounting principles generally accepted in the United States and follow general practice within the banking industry. In the opinion of management, the consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim period. These adjustments are of a normal recurring nature and include adjustments to eliminate all significant intercompany transactions. In view of the changing conditions in the national economy, the effect of actions taken by regulatory authorities and normal seasonal factors, the results for the interim period are not necessarily indicative of annual performance.

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. These estimates and assumptions are based on information available as of the date of the financial statements and could differ from actual results.

2) Basic earnings per share amounts are based on the weighted average number of common shares outstanding during the period of 68,491,371 shares for 2000 and 70,093,283 shares for 1999. Diluted earnings per share amounts are based on the weighted average number of common shares outstanding during the period adjusted for the effect of dilutive stock options. The adjusted average shares for the three months ended March 31, 2000 and 1999 were 68,912,338 and 70,690,081, respectively.

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

                                                        March 31, December 31,
  (Dollars in thousands)                                     2000         1999
 -----------------------------------------------------------------------------
  Impaired loans with a valuation allowance............  $  3,349     $  2,983
  Impaired loans with no valuation allowance...........    14,268       12,185
                                                         --------     --------
   Total impaired loans................................  $ 17,617     $ 15,168
                                                         ========     ========
  Allowance for loan losses applicable to impaired
   loans...............................................  $  1,286     $  1,186
  Allowance for loan losses applicable to other than
   impaired loans......................................   119,903      116,811
                                                         --------     --------
   Total allowance for loan losses.....................  $121,189     $117,997
                                                         ========     ========
  Year-to-date interest income on impaired loans
   recorded on the cash basis..........................  $     35     $    241
                                                         ========     ========
  Year-to-date average recorded investment in impaired
   loans during the period.............................  $ 17,617     $ 17,482
                                                         ========     ========
  Quarter-to-date interest income on impaired loans
   recorded on the cash basis..........................  $     35     $     44
                                                         ========     ========
  Quarter-to-date average recorded investment in
   impaired loans during the period....................  $ 17,617     $ 17,471
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

4) Various commitments to extend credit (lines of credit) are made in the normal course of banking business. At March 31, 2000, total unused lines of credit approximated $2,908,477,000. In addition, letters of credit are issued for the benefit of customers by affiliated banks. Outstanding letters of credit were $161,051,000 at March 31, 2000.

5) The provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, established standards for disclosing comprehensive income in financial statements. The following table summarizes the related tax effect of unrealized gains (losses) on securities available-for-sale, with the net amount included in accumulated other comprehensive income (loss), as shown in the Statement of Changes in Consolidated Shareholders' Equity on Page 5.

                                    For the 3 Months Ended March 31,
                                    2000                      1999
                           ----------------------- ---------------------------
                                     Tax                        Tax
                           Pretax (Expense)  Net    Pretax   (Expense)   Net
(Dollars in thousands)     Amount  Benefit  Amount  Amount    Benefit  Amount
-------------------------------------------------------------------------------
Unrealized gains (losses)
 on securities available-
 for-sale:
Unrealized holding gains
 (losses) arising during
 the period...............  $897    $(186)   $711  $(14,670)  $5,532   $(9,138)
Reclassification
 adjustment for (gains)
 losses included in net
 income...................   (69)      27     (42)       --       --        --
                            ----    -----    ----  --------   ------   -------
Total.....................  $828    $(159)   $669  $(14,670)  $5,532   $(9,138)
                            ====    =====    ====  ========   ======   =======

6) Under the provisions of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, Mercantile Bankshares Corporation has two reportable segments -- its twenty Community Banks and Mercantile - Safe Deposit & Trust Company (MSD&T) which consists of the Banking Division and the Trust Division.

   The following tables present selected segment information for the three months ended March 31, 2000 and 1999. The components in the "Other" column consist of amounts for the nonbank affiliates and intercompany eliminations. Certain expense amounts have been reclassified from internal financial reporting in order to provide for full cost absorption. These reclassifications are shown in the "Adjustments" line.

2000                      MSD&T   MSD&T     Total     Community
(Dollars in thousands)   Banking  Trust     MSD&T       Banks       Other      Total
----------------------------------------------------------------------------------------
Net interest income..... $33,648  $   --  $   33,648  $   63,621  $    (626) $   96,643
Provision for loan
 losses.................  (1,636)     --      (1,636)     (1,379)        --      (3,015)
Noninterest income......   5,798  17,048      22,846       9,508     (2,674)     29,680
Noninterest expenses.... (18,155) (9,710)    (27,865)    (32,359)     1,654     (58,570)
Adjustments.............   2,761    (586)      2,175      (3,295)     1,120          --
                         -------  ------  ----------  ----------  ---------  ----------
Income (loss) before
 income taxes...........  22,416   6,752      29,168      36,096       (526)     64,738
Income tax (expense)
 benefit................  (8,052) (2,690)    (10,742)    (13,078)       667     (23,153)
                         -------  ------  ----------  ----------  ---------  ----------
Net income (loss)....... $14,364  $4,062  $   18,426  $   23,018  $     141  $   41,585
                         =======  ======  ==========  ==========  =========  ==========
Average assets..........                  $3,020,000  $5,026,724  $(130,190) $7,916,534
Average equity..........                     351,380     616,034     29,950     997,364

1999                      MSD&T   MSD&T     Total     Community
(Dollars in thousands)   Banking  Trust     MSD&T       Banks       Other      Total
----------------------------------------------------------------------------------------
Net interest income..... $30,205  $   --  $   30,205  $   58,789  $    (289) $   88,705
Provision for loan
 losses.................    (489)     --        (489)       (906)        --      (1,395)
Noninterest income......   6,019  15,095      21,114       8,912     (2,432)     27,594
Noninterest expenses.... (18,524) (8,182)    (26,706)    (31,051)     1,445     (56,312)
Adjustments.............   4,064    (790)      3,274      (3,137)      (137)         --
                         -------  ------  ----------  ----------  ---------  ----------
Income (loss) before
 income taxes...........  21,275   6,123      27,398      32,607     (1,413)     58,592
Income tax (expense)
 benefit................  (7,649) (2,449)    (10,098)    (11,887)       583     (21,402)
                         -------  ------  ----------  ----------  ---------  ----------
Net income (loss)....... $13,626  $3,674  $   17,300  $   20,720  $    (830) $   37,190
                         =======  ======  ==========  ==========  =========  ==========
Average assets..........                  $2,787,853  $4,816,404  $(106,234) $7,498,023
Average equity..........                     329,039     584,930     51,031     965,000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       MERCANTILE BANKSHARES CORPORATION

Earnings Summary

Basic net income per share for the first quarter of 2000 was $.61, an increase of 15.1% over the $.53 for the comparable period last year. Diluted net income per share was $.60 for the first three months of 2000 and $.53 for the same period in 1999, representing a 13.2% increase. Net income was $41,585,000 for the first quarter of 2000, an increase of 11.8% over the $37,190,000 for the comparable period in 1999.

Return on average assets was 2.11% for the first quarter of 2000 and 2.01% for the first quarter of 1999. Return on average equity increased to 16.77% for the first three months of 2000, compared to 15.63% for the same period in 1999. Return on average tangible equity, which excludes amortization expense and balances related to goodwill in the calculation, was 17.99% for the first quarter of 2000 and 16.91% for the comparable period in 1999.

Net Interest Income and Net Interest Margin

Net interest income on a fully taxable equivalent basis was $97,843,000 for the three months ended March 31, 2000. This was 8.9% higher than the amount for the comparable period in 1999 due to an increase of 5.9% in average earning assets and a 10 basis point increase in net interest margin on average earning assets. Average loans, which were 76.7% of average earning assets, increased by 10.6% to $5,783,962,000 for the first quarter of 2000. Average securities were $1,737,848,000 or 23.1% of average earning assets for the quarter ended March 31, 2000, a 7.0% decrease from the $1,869,616,000 for the comparable period in 1999. Average loans and average securities were 73.5% and 26.3% of average earning assets, respectively, for the first quarter last year. See the Analysis of Interest Rates and Interest Differentials on page 11 for further details.

Noninterest Income

Total noninterest income for the first quarter of 2000 increased 7.6% to $29,680,000 from $27,594,000 for the first quarter of 1999. Factors contributing to this increase included an increase in trust division revenues of $1,742,000 or 11.5% and an increase in service charges on deposit accounts of $403,000 or 7.5% over the same amounts for the first quarter of last year. These were partially offset by a decline in mortgage banking revenue primarily in servicing and loan origination fees.

Noninterest Expenses

Total noninterest expenses for the first three months of 2000 increased 4.0% to $58,570,000 from $56,312,000 for the comparable period in 1999. The increase in noninterest expenses included an increase in salaries of $1,256,000 or 4.7% over the amount for the first quarter of 1999, and an increase in furniture and equipment expenses of $554,000 or 10.6%. These increases were partially offset by lower expenses related to employee benefits which decreased $267,000 or 3.6%.

Analysis of Financial Condition

Total earning assets increased 1.8% to $7,633,106,000 at March 31, 2000 from $7,496,412,000 at December 31, 1999. Investment securities decreased 6.6% to $1,653,271,000 at March 31, 2000 from $1,769,534,000 at December 31, 1999.
Total loans at March 31, 2000 were $5,907,037,000, an increase of 3.3% from the $5,718,942,000 at December 31, 1999.

Total deposits increased 3.1% to $6,110,614,000 as of March 31, 2000 from $5,925,083,000 at December 31, 1999. Interest-bearing deposits were $4,663,724,000 as of March 31, 2000, also reflecting a 3.1% increase from the $4,524,911,000 at December 31, 1999. Interest-bearing deposits represented 76.3% of total deposits at March 31, 2000, relatively unchanged from December 31, 1999. Noninterest-bearing deposits increased 3.3% to $1,446,890,000 as of March 31, 2000, compared to $1,400,172,000 at December 31, 1999.

Short-term borrowings decreased 6.1% to $788,214,000 at March 31, 2000 from $839,497,000 at December 31, 1999. Long-term debt decreased slightly to $82,682,000 at March 31, 2000.

Total shareholders' equity increased 1.2% to $985,409,000 at March 31, 2000 from $974,040,000 at December 31, 1999. The increase from net income was partially offset by dividends paid and by share repurchases. The Corporation continued to maintain a strong capital position, evidenced by the ratio of shareholders' equity to total assets of 12.21% at March 31, 2000 and 12.34% at December 31, 1999. For more details see the Statement of Changes in Consolidated Shareholders' Equity on page 5.

Asset Quality

Non-Performing Assets

Non-performing assets consist of non-accrual loans, renegotiated loans and other real estate owned (i.e., real estate acquired in foreclosure or in lieu of foreclosure). With respect to non-accrual loans, the Corporation's policy is that, regardless of the value of the underlying collateral and/or guarantees, no interest is accrued on the entire balance once either principal or interest payments on any loan become 90 days past due at the end of a calendar quarter. All accrued and uncollected interest on such loans is eliminated from the income statement and is recognized only as collected. A loan may be put on non-accrual status sooner than this standard if, in management's judgement, such action is warranted. During the three months ended March 31, 2000, non-performing assets increased $2,430,000 to $23,222,000. Non-performing loans, one of the components of non-performing assets, increased $2,633,000 while other real estate owned, the other component, decreased $203,000.

Non-Performing Assets                                   March 31, December 31,
(Dollars in thousands)                                       2000         1999
------------------------------------------------------------------------------
Non-accrual loans (1)..................................  $21,762       $19,129
Renegotiated loans (1).................................       --            --
Loans contractually past due 90 days or more and still
 accruing interest.....................................       --            --
                                                         -------       -------
   Total non-performing loans..........................   21,762        19,129
Other real estate owned................................    1,460         1,663
                                                         -------       -------
   Total non-performing assets.........................  $23,222       $20,792
                                                         =======       =======

(1) Total interest on non-performing loans is not considered to be material in any of the periods reported herein. Aggregate gross interest income of $560,000 and $1,853,000 for the first quarter of 2000 and the year 1999, respectively, on non-accrual and renegotiated loans, would have been recorded if these loans had been accruing on their original terms throughout the period or since origination if held for part of the period. The amount of interest income on the non-accrual and renegotiated loans that was recorded totalled $32,000 and $564,000 for the first three months of 2000 and the year 1999, respectively.

Note: The Corporation was monitoring loans estimated to aggregate $2,811,000 at March 31, 2000 and $2,762,000 at December 31, 1999, not classified as non-accrual or renegotiated loans. These loans had characteristics which indicated they might result in such classification in the future.

Allowance and Provision for Loan Losses

Each Mercantile Bankshares Corporation (MBC) affiliate is required to maintain an allowance for loan losses adequate to absorb inherent losses in the loan portfolio. Management at each affiliate, along with MBC management, maintain a regular overview to assure that adequacy. On a periodic basis, significant credit exposures, non-performing and impaired loans, the historical loss experience by loan type and various statistical measurements of asset quality are examined to assure the adequacy of the allowance for loan losses.

The allowance for loan losses has been established through provisions for loan losses charged against income. The provision for loan losses for the first quarter of 2000 was $3,015,000 as compared to $1,395,000 for the same period last year. Loans deemed to be uncollectible are charged against the allowance for loan losses and any subsequent recoveries are credited to the allowance. Intensive collection efforts continue after charge-off in order to maximize recovery amounts. Net recoveries were $177,000 for the first three months of 2000 compared to net charge-offs of $256,000 for the same period in 1999. The allowance for loan losses to average loans was 2.10% for the quarter ended March 31, 2000 and 2.17% for the first quarter last year.

The following table presents a summary of the activity in the Allowance for Loan Losses:

                                                     For the 3 Months Ended
Allowance for Loan Losses                                   March 31,
(Dollars in thousands)                                      2000         1999
-------------------------------------------------------------------------------
Allowance balance -- beginning...................... $   117,997  $   112,423
Charge-offs:
 Commercial, financial and agricultural.............         (56)        (273)
 Real estate -- construction........................         (11)          --
 Real estate -- mortgage............................        (254)         (95)
 Consumer...........................................        (773)        (791)
                                                     -----------  -----------
  Total.............................................      (1,094)      (1,159)
                                                     -----------  -----------
Recoveries:
 Commercial, financial and agricultural.............         516          547
 Real estate -- construction........................         174            3
 Real estate -- mortgage............................          94           80
 Consumer...........................................         487          273
                                                     -----------  -----------
  Total.............................................       1,271          903
                                                     -----------  -----------
Net (charge-offs)/recoveries........................         177         (256)
Provision for loan losses...........................       3,015        1,395
                                                     -----------  -----------
Allowance balance -- ending......................... $   121,189  $   113,562
                                                     ===========  ===========
Average loans....................................... $ 5,783,962  $ 5,228,473
                                                     ===========  ===========
Net (charge-offs)/recoveries -- annualized as a
 percentage of average loans........................         .01%        (.02)%
                                                     ===========  ===========
Allowance for loan losses at period end as a
 percentage of average loans........................        2.10%        2.17%
                                                     ===========  ===========

Cautionary Statement

This report contains forward-looking statements within the meaning of and pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. A forward-looking statement encompasses any estimate, prediction, opinion or statement of belief contained in this report, and the underlying management assumptions. Such statements in this report include identification of trends, loan growth, comments on adequacy of the allowance for loan losses, and information concerning market risk referenced in Item 3. Forward-looking statements are based on current expectations and assessments of potential developments affecting market conditions, interest rates and other economic conditions, and results may ultimately vary from the statements made in this report.

                       MERCANTILE BANKSHARES CORPORATION

ANALYSIS OF INTEREST RATES AND INTEREST DIFFERENTIALS

The following table presents the distribution of the average consolidated balance sheets, interest income/expense and annualized yields earned and rates paid through the first three months of the year.

                                     2000                         1999
                          ---------------------------- ----------------------------
                           Average    Income*/ Yield*/  Average    Income*/ Yield*/
(Dollars in thousands)     Balance    Expense   Rate    Balance    Expense   Rate
-----------------------------------------------------------------------------------
Earning assets
 Loans:
  Commercial............  $2,094,958  $46,796   8.98%  $1,889,376  $39,616    8.50%
  Real estate...........   2,992,315   63,636   8.55    2,672,686   56,384    8.56
  Consumer..............     696,689   14,798   8.54      666,411   14,088    8.57
                          ----------  -------          ----------  -------
    Total loans.........   5,783,962  125,230   8.71    5,228,473  110,088    8.54
                          ----------  -------          ----------  -------
Federal funds sold......      16,497      226   5.51       19,372      213    4.46
Securities**:
  Taxable securities
   U.S. Treasury
    securities..........   1,656,290   23,104   5.61    1,816,971   25,668    5.73
   U.S. Agency
    securities..........      46,678      738   6.36       15,985      238    6.04
   Other stocks and
    bonds...............      22,834      477   8.40       23,253      710   12.38
  Tax-exempt securities
   States and political
    subdivisions........      12,046      243   8.11       13,407      266    8.05
                          ----------  -------          ----------  -------
    Total securities....   1,737,848   24,562   5.68    1,869,616   26,882    5.83
                          ----------  -------          ----------  -------
 Interest-bearing
  deposits in other
  banks.................         152        2   4.49          100        1    4.86
                          ----------  -------          ----------  -------
    Total earning
     assets.............   7,538,459  150,020   8.00    7,117,561  137,184    7.82
                                      -------                      -------
Cash and due from
 banks..................     214,136                      217,115
Bank premises and
 equipment, net.........      95,506                       92,459
Other assets............     187,374                      184,103
Less: allowance for loan
 losses.................    (118,941)                    (113,215)
                          ----------                   ----------
    Total assets........  $7,916,534                   $7,498,023
                          ==========                   ==========
Interest-bearing
 liabilities
 Deposits:
  Savings deposits......  $2,352,664   11,821   2.02   $2,341,927   12,216    2.12
  Time deposits.........   2,208,890   28,184   5.13    2,221,821   28,171    5.14
                          ----------  -------          ----------  -------
    Total interest-
     bearing deposits...   4,561,554   40,005   3.53    4,563,748   40,387    3.59
  Short-term
   borrowings...........     828,419   10,768   5.23      567,375    6,224    4.45
  Long-term debt........      82,682    1,404   6.83       40,933      694    6.88
                          ----------  -------          ----------  -------
    Total interest-
     bearing funds......   5,472,655   52,177   3.83    5,172,056   47,305    3.71
                                      -------                      -------
Noninterest-bearing
 deposits...............   1,356,820                    1,262,194
Other liabilities and
 accrued expenses.......      89,695                       98,773
                          ----------                   ----------
    Total liabilities...   6,919,170                    6,533,023
Shareholders' equity....     997,364                      965,000
                          ----------                   ----------
    Total liabilities
     and shareholders'
     equity.............  $7,916,534                   $7,498,023
                          ==========                   ==========
Net interest income.....              $97,843                      $89,879
                                      =======                      =======
Net interest rate
 spread.................                        4.17%                         4.11%
Effect of noninterest-
 bearing funds..........                        1.05                          1.01
                                                ----                         -----
Net interest margin on
 earning assets.........                        5.22%                         5.12%
                                                ====                         =====
Taxable-equivalent
 adjustment included in:
  Loan income...........              $ 1,058                      $ 1,023
  Investment securities
   income...............                  142                          151
                                      -------                      -------
    Total...............              $ 1,200                      $ 1,174
                                      =======                      =======

 * Presented on a tax equivalent basis using the statutory federal corporate income tax rate of 35%.
** Balances reported at amortized cost; excludes pretax unrealized gains
   (losses) on securities available-for-sale.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information responsive to this Item as of December 31, 1999 appears under the captions "Interest Rate Sensitivity Analysis", "Earnings Simulation Model Projections" and "Asset/Liability and Liquidity Management" on pages 20-22 of the registrant's 1999 Annual Report to Shareholders, filed as Exhibit 13 to registrant's Annual Report on Form 10-K for the year ended December 31, 1999. There was no material change in such information as of March 31, 2000.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits --
      Exhibit 27 -- Financial Data Schedule

  (b) No Forms 8-K filed.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MERCANTILE BANKSHARES CORPORATION

May 10, 2000                          Principal Executive Officer

                                      /s/ H. Furlong Baldwin
                                      _________________________________________
                                      By: H. Furlong Baldwin
                                      Chairman of the Board and
                                      Chief Executive Officer

May 10, 2000                          Principal Financial Officer

                                      /s/ Terry L. Troupe
                                      _________________________________________
                                      By: Terry L. Troupe
                                      Chief Financial Officer

May 10, 2000                          Chief Accounting Officer

                                      /s/ Diana E. Nelson
                                      _________________________________________
                                      By: Diana E. Nelson
                                      Controller and Chief Accounting Officer