Form 10-Q
period 2000-06-30
MERCANTILE BANKSHARES CORP
filed 2000-08-10
CIK 64908

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

                  For the Quarterly Period Ended June 30, 2000

                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                         Commission File Number 0-5127
                         -----------------------------

                       MERCANTILE BANKSHARES CORPORATION
                       ---------------------------------
             (Exact name of registrant as specified in its charter)

                Maryland                               52-0898572
     -----------------------------                     ----------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification No.)


  2 Hopkins Plaza, Baltimore, Maryland                   21201
  ------------------------------------                   -----
    (Address of principal executive                    (Zip code)
                offices)

                                 (410) 237-5900
                          ---------------------------
              (Registrant's telephone number, including area code)

                  ------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. As of July 31, 2000, registrant had outstanding 70,335,686 shares of Common Stock.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

                       MERCANTILE BANKSHARES CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                           June 30,  December 31,
(Dollars in thousands, except per share data)                  2000          1999
---------------------------------------------------------------------------------
ASSETS
Cash and due from banks................................  $  272,610   $  219,420
Interest-bearing deposits in other banks...............         153          152
Federal funds sold.....................................      68,023        7,784
                                                         ----------   ----------
   Total cash and cash equivalents.....................     340,786      227,356
                                                         ----------   ----------
Investment securities:
 U.S. Treasury and government agencies
  Available-for-sale at fair value.....................   1,551,457    1,727,841
 States and political subdivisions
  Held-to-maturity -- market value of $17,692 (2000)
   and $10,156 (1999)..................................      17,689       10,216
  Available-for-sale at fair value.....................       1,331        1,332
 Other investments
  Held-to-maturity -- market value of $10,859 (2000)
   and $15,376 (1999)..................................      10,859       15,376
  Available-for-sale at fair value.....................      17,350       14,769
                                                         ----------   ----------
   Total investment securities.........................   1,598,686    1,769,534
                                                         ----------   ----------
Loans..................................................   6,120,111    5,718,942
Less: allowance for loan losses........................    (126,508)    (117,997)
                                                         ----------   ----------
   Loans, net..........................................   5,993,603    5,600,945
                                                         ----------   ----------
Bank premises and equipment, less accumulated deprecia-
 tion of $97,832 (2000) and $96,927 (1999).............      96,459       94,917
Other real estate owned, net...........................       1,321        1,663
Excess cost over equity in affiliated banks, net.......      44,566       46,482
Other assets...........................................     163,535      154,127
                                                         ----------   ----------
   Total assets........................................  $8,238,956   $7,895,024
                                                         ==========   ==========
LIABILITIES
Deposits:
 Noninterest-bearing deposits..........................  $1,499,743   $1,400,172
 Interest-bearing deposits.............................   4,624,696    4,524,911
                                                         ----------   ----------
   Total deposits......................................   6,124,439    5,925,083
Short-term borrowings..................................     929,988      839,497
Accrued expenses and other liabilities.................      91,628       73,721
Long-term debt.........................................      82,547       82,683
                                                         ----------   ----------
   Total liabilities...................................   7,228,602    6,920,984
                                                         ----------   ----------
SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized 2,000,000
 shares; issued and outstanding -- None
Common stock, $2 par value; authorized 130,000,000
 shares; issued 68,053,093 shares in 2000 and
 68,645,759 shares in 1999.............................     136,106      137,292
Capital surplus........................................     132,309       47,798
Retained earnings......................................     746,341      796,192
Accumulated other comprehensive income (loss)..........      (4,402)      (7,242)
                                                         ----------   ----------
   Total shareholders' equity..........................   1,010,354      974,040
                                                         ----------   ----------
    Total liabilities and shareholders' equity.........  $8,238,956   $7,895,024
                                                         ==========   ==========

See notes to consolidated financial statements

                       MERCANTILE BANKSHARES CORPORATION
                        STATEMENT OF CONSOLIDATED INCOME

                                               For the 6 Months Ended  For the 3 Months Ended
                                                      June 30,                June 30,
(Dollars in thousands, except per share data)         2000        1999        2000        1999
----------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans........             $   256,907 $   219,716 $   132,735 $   110,651
                                               ----------- ----------- ----------- -----------
Interest and dividends on
 investment securities:
 Taxable interest income..........                  46,470      51,496      22,628      25,590
 Tax-exempt interest income.......                     349         305         202         144
 Dividends........................                     682         996         284         387
 Other investment income..........                      68         115          35          60
                                               ----------- ----------- ----------- -----------
                                                    47,569      52,912      23,149      26,181
                                               ----------- ----------- ----------- -----------
Other interest income.............                     607         516         379         302
                                               ----------- ----------- ----------- -----------
   Total interest income..........                 305,083     273,144     156,263     137,134
                                               ----------- ----------- ----------- -----------
INTEREST EXPENSE
Interest on deposits..............                  82,331      79,746      42,326      39,359
Interest on short-term
 borrowings.......................                  22,831      11,696      12,063       5,472
Interest on long-term debt........                   2,807       1,960       1,403       1,266
                                               ----------- ----------- ----------- -----------
   Total interest expense.........                 107,969      93,402      55,792      46,097
                                               ----------- ----------- ----------- -----------
NET INTEREST INCOME...............                 197,114     179,742     100,471      91,037
Provision for loan losses.........                   8,429       3,043       5,414       1,648
                                               ----------- ----------- ----------- -----------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES........                 188,685     176,699      95,057      89,389
                                               ----------- ----------- ----------- -----------
NONINTEREST INCOME
Trust division services...........                  34,254      31,644      17,364      16,496
Service charges on deposit
 accounts.........................                  11,696      11,076       5,937       5,720
Other fees........................                  13,326      13,298       7,298       6,983
Investment securities gains and
 (losses).........................                      69           8          --           8
Other income......................                   1,813       1,648         879         873
                                               ----------- ----------- ----------- -----------
   Total noninterest income.......                  61,158      57,674      31,478      30,080
                                               ----------- ----------- ----------- -----------
NONINTEREST EXPENSES
Salaries..........................                  56,663      54,851      28,718      28,162
Employee benefits.................                  13,483      13,871       6,325       6,446
Net occupancy expense of bank
 premises.........................                   5,459       5,383       2,773       2,671
Furniture and equipment expenses..                  11,219      10,300       5,451       5,086
Communications and supplies.......                   6,073       6,309       2,961       3,150
Amortization of excess cost over
 equity in affiliates.............                   1,916       1,916         958         958
Other expenses....................                  23,464      21,417      12,521      11,262
                                               ----------- ----------- ----------- -----------
   Total noninterest expenses.....                 118,277     114,047      59,707      57,735
                                               ----------- ----------- ----------- -----------
Income before income taxes........                 131,566     120,326      66,828      61,734
Applicable income taxes...........                  47,444      44,236      24,291      22,834
                                               ----------- ----------- ----------- -----------
NET INCOME........................             $    84,122 $    76,090 $    42,537 $    38,900
                                               =========== =========== =========== ===========
NET INCOME PER SHARE OF COMMON
 STOCK (Note 2):
 Basic............................             $      1.23 $      1.09 $       .63 $       .56
                                               =========== =========== =========== ===========
 Diluted..........................             $      1.22 $      1.08 $       .62 $       .55
                                               =========== =========== =========== ===========

See notes to consolidated financial statements

                       MERCANTILE BANKSHARES CORPORATION
                      STATEMENT OF CONSOLIDATED CASH FLOWS

                                                         For the 6 Months Ended
Increase (decrease) in cash and cash equivalents                June 30,
(Dollars in thousands)                                          2000         1999
----------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest and fees on loans.............................  $   253,603  $   218,418
Interest and dividends on investment securities........       50,114       52,711
Other interest income..................................          710          602
Noninterest income.....................................       60,747       57,733
Interest paid..........................................     (103,818)     (93,148)
Noninterest expenses paid..............................     (113,400)    (126,014)
Income taxes paid......................................      (41,321)     (40,417)
                                                         -----------  -----------
   Net cash provided by operating activities...........      106,635       69,885
                                                         -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held-
 to-maturity...........................................        6,530        2,278
Proceeds from maturities of investment securities
 available-for-sale....................................      284,169      284,883
Proceeds from sales of investment securities available-
 for-sale..............................................          700            8
Purchases of investment securities held-to-maturity....       (9,486)      (1,047)
Purchases of investment securities available-for-sale..     (106,545)    (242,691)
Net (increase) decrease in customer loans..............     (401,951)    (144,383)
Proceeds from sales of other real estate owned.........        1,359          728
Capital expenditures...................................       (6,711)      (6,669)
                                                         -----------  -----------
   Net cash used in investing activities...............     (231,935)    (106,893)
                                                         -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing
 deposits..............................................       99,571      (44,811)
Net increase (decrease) in checking plus interest and
 savings accounts......................................      (58,789)      24,931
Net increase (decrease) in certificates of deposit.....      158,574      (58,737)
Net increase (decrease) in short-term borrowings.......       90,491       94,369
Proceeds from issuance of long-term debt...............           --       50,000
Repayment of long-term debt............................         (136)         (49)
Proceeds from issuance of shares.......................        3,387        3,738
Repurchase of common shares............................      (20,395)     (68,244)
Dividends paid.........................................      (33,973)     (32,041)
                                                         -----------  -----------
   Net cash provided by (used in) financing
    activities.........................................      238,730      (30,844)
                                                         -----------  -----------
Net increase (decrease) in cash and cash equivalents...      113,430      (67,852)
Cash and cash equivalents at beginning of period.......      227,356      312,710
                                                         -----------  -----------
Cash and cash equivalents at end of period.............  $   340,786  $   244,858
                                                         ===========  ===========
Reconciliation of net income to net cash provided by     For the 6 Months Ended
operating activities                                            June 30,
(Dollars in thousands)                                          2000         1999
----------------------------------------------------------------------------------
Net income.............................................  $    84,122  $    76,090
                                                         -----------  -----------
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Provision for loan losses.............................        8,429        3,043
 Depreciation and amortization.........................        5,169        4,345
 Amortization of excess cost over equity in
  affiliates...........................................        1,916        1,916
 Investment securities (gains) and losses..............          (69)          (8)
 Write-downs of other real estate owned................            9           21
 Gains on sales of other real estate owned.............         (162)         (62)
 (Increase) decrease in interest receivable............         (656)      (1,413)
 (Increase) decrease in other receivables..............         (180)         129
 (Increase) decrease in other assets...................          649      (10,656)
 Increase (decrease) in interest payable...............        4,151          254
 Increase (decrease) in accrued expenses...............       (2,866)      (7,593)
 Increase (decrease) in taxes payable..................        6,123        3,819
                                                         -----------  -----------
   Total adjustments...................................       22,513       (6,205)
                                                         -----------  -----------
Net cash provided by operating activities..............  $   106,635  $    69,885
                                                         ===========  ===========

See notes to consolidated financial statements

                       MERCANTILE BANKSHARES CORPORATION
           STATEMENT OF CHANGES IN CONSOLIDATED SHAREHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                                                       Accumulated
                                                                             Other
(Dollars in thousands,                  Common   Capital   Retained  Comprehensive
except per share data)         Total     Stock   Surplus   Earnings  Income (Loss)
----------------------------------------------------------------------------------
BALANCE, DECEMBER 31,
 1998...................  $  999,359  $142,054  $ 31,357  $ 803,568    $ 22,380
Net income..............      76,090                         76,090
Unrealized gains
 (losses) on securities
 available-for-sale, net
 of reclassification
 adjustment, net of
 taxes..................     (21,997)                                   (21,997)
                          ----------
Comprehensive income....      54,093
                          ----------
Cash dividends paid:
 Common stock ($.46 per
  share)................     (32,041)                       (32,041)
Issuance of 58,891
 shares for dividend
 reinvestment and stock
 purchase plan..........       2,033       118     1,915
Issuance of 12,401
 shares for employee
 stock purchase dividend
 reinvestment plan......         510        25       485
Issuance of 96,132
 shares for employee
 stock option plan......       1,195       192     1,003
Purchase of 1,850,000
 shares under stock
 repurchase plan........     (68,244)   (3,700)  (64,544)
Vested stock options....       1,048               1,048
Transfer to capital
 surplus................          --             100,000   (100,000)
                          ----------  --------  --------  ---------    --------
BALANCE, JUNE 30, 1999..  $  957,953  $138,689  $ 71,264  $ 747,617    $    383
                          ==========  ========  ========  =========    ========
BALANCE, DECEMBER 31,
 1999...................  $  974,040  $137,292  $ 47,798  $ 796,192    $ (7,242)
Net income..............      84,122                         84,122
Unrealized gains
 (losses) on securities
 available-for-sale, net
 of reclassification
 adjustment, net of
 taxes (Note 5).........       2,840                                      2,840
                          ----------
Comprehensive income....      86,962
                          ----------
Cash dividends paid:
 Common stock ($.50 per
  share)................     (33,973)                       (33,973)
Issuance of 68,454
 shares for dividend
 reinvestment and stock
 purchase plan..........       1,906       137     1,769
Issuance of 17,240
 shares for employee
 stock purchase dividend
 reinvestment plan......         508        34       474
Issuance of 62,640
 shares for employee
 stock option plan......         973       125       848
Purchase of 741,000
 shares under stock
 repurchase plan........     (20,395)   (1,482)  (18,913)
Vested stock options....         333                 333
Transfer to capital
 surplus................          --             100,000   (100,000)
                          ----------  --------  --------  ---------    --------
BALANCE, JUNE 30, 2000..  $1,010,354  $136,106  $132,309  $ 746,341    $ (4,402)
                          ==========  ========  ========  =========    ========

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

2) Year-to-date basic earnings per share amounts are based on the weighted average number of common shares outstanding during the period of 68,263,855 shares for 2000 and 69,880,196 shares for 1999. Diluted earnings per share amounts are based on the weighted average number of common shares outstanding during the period adjusted for the effect of dilutive stock options. The adjusted average shares for the six months ended June 30, 2000 and 1999 were 68,732,600 and 70,472,248, respectively.

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

                                                         June 30, December 31,
  (Dollars in thousands)                                     2000         1999
 -----------------------------------------------------------------------------
  Impaired loans with a valuation allowance............. $  3,492     $  2,983
  Impaired loans with no valuation allowance............   20,169       12,185
                                                         --------     --------
   Total impaired loans................................. $ 23,661     $ 15,168
                                                         ========     ========
  Allowance for loan losses applicable to impaired
   loans................................................ $  1,849     $  1,186
  Allowance for loan losses applicable to other than
   impaired loans.......................................  124,659      116,811
                                                         --------     --------
   Total allowance for loan losses...................... $126,508     $117,997
                                                         ========     ========
  Year-to-date interest income on impaired loans
   recorded on the cash basis........................... $    101     $    241
                                                         ========     ========
  Year-to-date average recorded investment in impaired
   loans during the period.............................. $ 19,128     $ 17,482
                                                         ========     ========
  Quarter-to-date interest income on impaired loans
   recorded on the cash basis........................... $     66     $     44
                                                         ========     ========
  Quarter-to-date average recorded investment in
   impaired loans during the period..................... $ 20,639     $ 17,471
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

4) Various commitments to extend credit (lines of credit) are made in the normal course of banking business. At June 30, 2000, total unused lines of credit approximated $2,853,100,000. In addition, letters of credit are issued for the benefit of customers by affiliated banks. Outstanding letters of credit were $164,200,000 at June 30, 2000.

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

                                    For the 6 Months Ended June 30,
                          ------------------------------------------------------
                                   2000                        1999
                          ------------------------  ----------------------------
                                     Tax                         Tax
                          Pretax  (Expense)  Net     Pretax   (Expense)   Net
(Dollars in thousands)    Amount   Benefit  Amount   Amount    Benefit   Amount
---------------------------------------------------------------------------------
Unrealized gains
 (losses) on securities
 available-for-sale:
Unrealized holding gains
 (losses) arising during
 the period.............  $4,520   $(1,638) $2,882  $(35,166)  $13,174  $(21,992)
Reclassification
 adjustment for (gains)
 losses included in net
 income.................     (69)       27     (42)       (8)        3        (5)
                          ------   -------  ------  --------   -------  --------
Total...................  $4,451   $(1,611) $2,840  $(35,174)  $13,177  $(21,997)
                          ======   =======  ======  ========   =======  ========

6) Under the provisions of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, Mercantile Bankshares Corporation has two reportable segments -- its twenty Community Banks and Mercantile - Safe Deposit & Trust Company (MSD&T) which consists of the Banking Division and the Trust Division.

   The following tables present selected segment information for the six months ended June 30, 2000 and 1999. The components in the "Other" column consist of amounts for the nonbank affiliates and intercompany eliminations. Certain expense amounts have been reclassified from internal financial reporting in order to provide for full cost absorption. These reclassifications are shown in the "Adjustments" line.

                                       For the 6 Months Ended June 30,
                         -----------------------------------------------------------------
2000 (Dollars in          MSD&T     MSD&T      Total     Community
thousands)               Banking    Trust      MSD&T       Banks       Other      Total
-------------------------------------------------------------------------------------------
Net interest income..... $ 68,010  $     --  $   68,010  $  129,362  $    (258) $  197,114
Provision for loan
 losses.................   (3,873)       --      (3,873)     (4,556)        --      (8,429)
Noninterest income......   12,288    34,248      46,536      20,044     (5,422)     61,158
Noninterest expenses....  (35,910)  (19,567)    (55,477)    (65,491)     2,691    (118,277)
Adjustments.............    6,941    (1,199)      5,742      (5,802)        60          --
                         --------  --------  ----------  ----------  ---------  ----------
Income (loss) before
 income taxes...........   47,456    13,482      60,938      73,557     (2,929)    131,566
Income tax (expense)
 benefit................  (17,115)   (5,393)    (22,508)    (26,659)     1,723     (47,444)
                         --------  --------  ----------  ----------  ---------  ----------
Net income (loss)....... $ 30,341  $  8,089  $   38,430  $   46,898  $  (1,206) $   84,122
                         ========  ========  ==========  ==========  =========  ==========
Average assets..........                     $3,063,937  $5,067,882  $(130,412) $8,001,407
Average equity..........                        353,262     620,492     29,995   1,003,749

                                       For the 6 Months Ended June 30,
                         -----------------------------------------------------------------
1999 (Dollars in          MSD&T     MSD&T      Total     Community
thousands)               Banking    Trust      MSD&T       Banks       Other      Total
-------------------------------------------------------------------------------------------
Net interest income..... $ 60,657  $     --  $   60,657  $  119,714  $    (629) $  179,742
Provision for loan
 losses.................     (977)       --        (977)     (2,066)        --      (3,043)
Noninterest income......   12,449    31,451      43,900      18,769     (4,995)     57,674
Noninterest expenses....  (37,136)  (16,953)    (54,089)    (62,555)     2,597    (114,047)
Adjustments.............    8,554    (1,486)      7,068      (6,218)      (850)         --
                         --------  --------  ----------  ----------  ---------  ----------
Income (loss) before
 income taxes...........   43,547    13,012      56,559      67,644     (3,877)    120,326
Income tax (expense)
 benefit................  (15,674)   (5,205)    (20,879)    (24,610)     1,253     (44,236)
                         --------  --------  ----------  ----------  ---------  ----------
Net income (loss)....... $ 27,873  $  7,807  $   35,680  $   43,034  $  (2,624) $   76,090
                         ========  ========  ==========  ==========  =========  ==========
Average assets..........                     $2,787,457  $4,852,183  $(108,809) $7,530,831
Average equity..........                        331,064     588,199     46,930     966,193

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       MERCANTILE BANKSHARES CORPORATION

Earnings Summary

Basic net income per share for the six months ended June 30, 2000 was $1.23, an increase of 12.8% over the $1.09 for the comparable period last year. Diluted net income per share was $1.22 for the first half of 2000 and $1.08 for the same period in 1999, representing a 13.0% increase. Net income was $84,122,000 for the first six months of 2000, an increase of 10.6% over the $76,090,000 for the comparable period in 1999.

For the second quarter of 2000, basic net income per share was $.63, an increase of 12.5% over the $.56 for the comparable period in 1999. Diluted net income per share was $.62 for the second quarter of 2000 and $.55 for the same period in 1999, which represented a 12.7% increase. Net income was $42,537,000 for the three months ended June 30, 2000, an increase of 9.3% over the $38,900,000 for the comparable period last year.

Return on average assets was 2.11% for the first half of 2000 and 2.04% for the first half of 1999. Return on average equity increased to 16.85% for the first six months of 2000 compared to 15.88% for the same period in 1999. Return on average tangible equity, which excludes amortization expense and balances related to goodwill in the calculation, was 18.06% for the first half of 2000 and 17.16% for the comparable period in 1999.

Return on average assets was 2.12% for the second quarter of 2000 and 2.06% for the second quarter of 1999. For the three months ended June 30, 2000, return on average equity increased to 16.94%, compared to 16.13% for the same period in 1999. Return on average tangible equity was 18.13% for the second quarter of 2000 and 17.41% for the comparable period last year.

Net Interest Income and Net Interest Margin

Net interest income on a fully taxable equivalent basis was $199,553,000 for the six months ended June 30, 2000. This was 9.6% higher than the amount for the comparable period in 1999 due to an increase of 6.5% in average earning assets and a 13 basis point increase in net interest margin on average earning assets. Average loans, which were 77.5% of average earning assets, increased 12.2% to $5,901,988,000 for the first half of 2000 from $5,262,341,000 for the same period last year. Average securities were $1,691,902,000 or 22.2% of average earning assets for the six months ended June 30, 2000, a 9.1% decrease from the $1,861,293,000 for the comparable period in 1999. Average loans and average securities were 73.6% and 26.0% of average earning assets, respectively, for the first half of last year. See the Analysis of Interest Rates and Interest Differentials on page 11 for further details.

For the three months ended June 30, 2000, net interest income on a fully taxable equivalent basis was $101,710,000. This was 10.3% higher than the amount for the same period in 1999 due to an increase of 7.2% in average earning assets and a 17 basis point increase in net interest margin on average earning assets. Average loans were $6,020,014,000 or 78.3% of average earning assets for the second quarter of 2000, a 13.7% increase from the $5,295,838,000 for the second quarter of 1999. Average securities, which were 21.4% of average earning assets, decreased 11.2% to $1,645,955,000 for the quarter ended June 30, 2000, from $1,853,059,000 for the second quarter last year. Average loans and average securities were 73.8% and 25.8% of average earning assets, respectively, for the second quarter of 1999.

Noninterest Income

For the first six months of 2000, total noninterest income increased 6.0% to $61,158,000 from $57,674,000 for the first half of 1999. Factors contributing to this increase included an increase in trust division revenues of $2,610,000 or 8.2% and an increase in service charges on deposit accounts of $620,000 or 5.6% over the comparable amounts for the same period last year.

Total noninterest income for the three months ended June 30, 2000, increased 4.6% to $31,478,000 from $30,080,000 for the second quarter of 1999. Factors contributing to this increase included an increase in trust division revenues of $868,000 or 5.3%, an increase in fee income of $315,000 or 4.5% and an increase in service charges on deposit accounts of $217,000 or 3.8% over the comparable amounts for the second quarter of 1999.

Noninterest Expenses

For the first half of 2000, total noninterest expenses increased 3.7% to $118,277,000 from $114,047,000 for the comparable period in 1999. The increase in noninterest expenses included an increase in salaries of $1,812,000 or 3.3% over the amounts for the first six months of 1999, an increase in furniture and equipment expenses of $919,000 or 8.9% and an increase in other expenses of $2,047,000 or 9.6%. These increases were partially offset by lower expenses related to employee benefits which decreased $388,000 or 2.8% and communications and supplies which decreased $236,000 or 3.7%.

Total noninterest expenses for the second quarter of 2000 increased 3.4% to $59,707,000 from $57,735,000 for the same period last year. The increase in noninterest expenses included an increase in salaries of $556,000 or 2.0% over the amounts for the second quarter of 1999, an increase in furniture and equipment expenses of $365,000 or 7.2% and an increase in other expenses of $1,259,000 or 11.2%. Partially offsetting these increases were lower expenses related to communications and supplies which decreased $189,000 or 6.0% and employee benefits which decreased $121,000 or 1.9%.

Analysis of Financial Condition

Total assets increased 4.4% to $8,238,956,000 at June 30, 2000 from $7,895,024,000 at December 31, 1999. At June 30, 2000, investment securities decreased 9.7% to $1,598,686,000 from $1,769,534,000 at the end of last year. Total loans at June 30, 2000 were $6,120,111,000, an increase of 7.0% from the $5,718,942,000 at December 31, 1999.

Total deposits increased 3.4% to $6,124,439,000 as of June 30, 2000 from $5,925,083,000 at December 31, 1999. Interest-bearing deposits were $4,624,696,000 as of June 30, 2000, reflecting a 2.2% increase from the $4,524,911,000 at year-end 1999. Interest-bearing deposits represented 75.5% of total deposits at June 30, 2000 and 76.4% at December 31, 1999. Noninterest-bearing deposits increased 7.1% to $1,499,743,000 as of June 30, 2000, compared to $1,400,172,000 at the end of last year.

Total shareholders' equity increased 3.7% to $1,010,354,000 at June 30, 2000 from $974,040,000 at December 31, 1999. The increase from net income was partially offset by dividends paid and by share repurchases. The Corporation continued to maintain a strong capital position, evidenced by the ratio of shareholders' equity to total assets of 12.26% at June 30, 2000 and 12.34% at December 31, 1999. For more details see the Statement of Changes in Consolidated Shareholders' Equity on page 5.

Asset Quality

Non-Performing Assets

Non-performing assets consist of non-accrual loans, renegotiated loans and other real estate owned (i.e., real estate acquired in foreclosure or in lieu of foreclosure). With respect to non-accrual loans, the Corporation's policy is that, regardless of the value of the underlying collateral and/or guarantees, no interest is accrued on the entire balance once either principal or interest payments on any loan become 90 days past due at the end of a calendar quarter. All accrued and uncollected interest on such loans is eliminated from the income statement and is recognized only as collected. A loan may be put on non-accrual status sooner than this standard if, in management's judgement, such action is warranted. During the six months ended June 30, 2000, non-performing assets increased $6,999,000 to $27,791,000. Non-performing loans, one of the components of non-performing assets, increased $7,341,000 while other real estate owned, the other component, decreased $342,000.

Non-Performing Assets                                    June 30, December 31,
(Dollars in thousands)                                       2000         1999
------------------------------------------------------------------------------
Non-accrual loans (1).................................... $26,470      $19,129
Renegotiated loans (1)...................................      --           --
Loans contractually past due 90 days or more and still
 accruing interest.......................................      --           --
                                                          -------      -------
   Total non-performing loans............................  26,470       19,129
Other real estate owned..................................   1,321        1,663
                                                          -------      -------
   Total non-performing assets........................... $27,791      $20,792
                                                          =======      =======

(1) Total interest on non-performing loans is not considered to be material in any of the periods reported herein. Aggregate gross interest income of $1,436,000 and $1,853,000 for the first half of 2000 and the year 1999, respectively, on non-accrual and renegotiated loans, would have been recorded if these loans had been accruing on their original terms throughout the period or since origination if held for part of the period. The amount of interest income on the non-accrual and renegotiated loans that was recorded totalled $296,000 and $564,000 for the first six months of 2000 and the year 1999, respectively.

Note: The Corporation was monitoring loans estimated to aggregate $1,566,000 at June 30, 2000 and $2,762,000 at December 31, 1999, not classified as non-accrual or renegotiated loans. These loans had characteristics which indicated they might result in such classification in the future.

Allowance and Provision for Loan Losses

Each Mercantile Bankshares Corporation (MBC) affiliate is required to maintain an allowance for loan losses adequate to absorb inherent losses in the loan portfolio. Management at each affiliate, along with MBC management, maintains a regular overview to assure that adequacy. On a periodic basis, significant credit exposures, non-performing and impaired loans, the historical loss experience by loan type and various statistical measurements of asset quality are examined to assure the adequacy of the allowance for loan losses.

The allowance for loan losses has been established through provisions for loan losses charged against income. The provision for loan losses for the first half of 2000 was $8,429,000 as compared to $3,043,000 for the same period last year. Loans deemed to be uncollectible are charged against the allowance for loan losses and any subsequent recoveries are credited to the allowance. Intensive collection efforts continue after charge-off in order to maximize recovery amounts. Net recoveries were $82,000 for the first six months of 2000 compared to net charge-offs of $1,133,000 for the same period in 1999. The allowance for loan losses to average loans was 2.14% for the six months ended June 30, 2000 and 2.17% for the first six months last year.


The following table presents a summary of the activity in the Allowance for Loan Losses:

                           For the 6 Months Ended       For the 3 Months
                                  June 30,               Ended June 30,
Allowance for Loan Losses  ------------------------   -----------------------
(Dollars in thousands)            2000         1999         2000         1999
-------------------------------------------------------------------------------
Allowance balance --
  beginning............... $   117,997  $   112,423   $  121,189   $  113,562
Charge-offs:
 Commercial...............        (137)        (946)         (81)        (673)
 Real estate --
   construction...........         (11)         (21)          --          (21)
 Real estate -- mortgage..        (465)        (276)        (211)        (181)
 Consumer.................      (1,273)      (1,327)        (500)        (536)
                           -----------  -----------   ----------   ----------
  Total...................      (1,886)      (2,570)        (792)      (1,411)
                           -----------  -----------   ----------   ----------
Recoveries:
 Commercial...............         684          758          168          211
 Real estate --
   construction...........         175            4            1            1
 Real estate -- mortgage..         306          103          212           23
 Consumer.................         803          572          316          299
                           -----------  -----------   ----------   ----------
  Total...................       1,968        1,437          697          534
                           -----------  -----------   ----------   ----------
Net (charge-
 offs)/recoveries.........          82       (1,133)         (95)        (877)
Provision for loan
 losses...................       8,429        3,043        5,414        1,648
                           -----------  -----------   ----------   ----------
Allowance balance --
 ending................... $   126,508  $   114,333   $  126,508   $  114,333
                           ===========  ===========   ==========   ==========
Average loans............. $ 5,901,988  $ 5,262,341   $6,020,014   $5,295,838
                           ===========  ===========   ==========   ==========
Net (charge-
 offs)/recoveries--
 annualized as a
 percentage of average
 loans....................          --%        (.04)%       (.01)%       (.07)%
                           ===========  ===========   ==========   ==========
Allowance for loan losses
 at period end as a
 percentage of average
 loans....................        2.14%        2.17%        2.10%        2.16%
                           ===========  ===========   ==========   ==========

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

                                     2000                         1999
                          ---------------------------- ----------------------------
                           Average    Income*/ Yield*/  Average    Income*/ Yield*/
(Dollars in thousands)     Balance    Expense   Rate    Balance    Expense   Rate
-----------------------------------------------------------------------------------
Earning assets
 Loans:
  Commercial............  $2,144,884  $ 98,110  9.20%  $1,926,944  $ 81,134   8.49%
  Real estate...........   3,041,383   130,334  8.62    2,678,710   112,802   8.49
  Consumer..............     715,721    30,583  8.59      656,687    27,823   8.54
                          ----------  --------         ----------  --------
    Total loans.........   5,901,988   259,027  8.83    5,262,341   221,759   8.50
                          ----------  --------         ----------  --------
Federal funds sold......      19,251       603  6.30       22,401       514   4.63
Securities:**
  Taxable securities
   U.S. Treasury
    securities..........   1,605,162    44,762  5.61    1,809,166    51,040   5.69
   U.S. Agency
    securities..........      52,580     1,708  6.53       15,505       456   5.93
   Other stocks and
    bonds...............      20,049       841  8.44       23,914     1,202  10.14
  Tax-exempt securities
   States and political
    subdivisions........      14,111       577  8.22       12,708       505   8.01
                          ----------  --------         ----------  --------
    Total securities....   1,691,902    47,888  5.69    1,861,293    53,203   5.76
                          ----------  --------         ----------  --------
 Interest-bearing
  deposits in other
  banks.................         152         4  4.77          121         2   4.13
                          ----------  --------         ----------  --------
    Total earning
     assets.............   7,613,293   307,522  8.12    7,146,156   275,478   7.77
                                      --------                     --------
Cash and due from
 banks..................     223,477                      222,116
Bank premises and
 equipment, net.........      95,868                       93,074
Other assets............     189,606                      183,262
Less: allowance for loan
 losses.................    (120,837)                    (113,777)
                          ----------                   ----------
    Total assets........  $8,001,407                   $7,530,831
                          ==========                   ==========
Interest-bearing
 liabilities
 Deposits:
  Savings deposits......  $2,346,077    23,694  2.03   $2,365,114    24,193   2.06
  Time deposits.........   2,241,625    58,637  5.26    2,208,437    55,553   5.07
                          ----------  --------         ----------  --------
    Total interest-
     bearing deposits...   4,587,702    82,331  3.61    4,573,551    79,746   3.52
  Short-term
   borrowings...........     840,761    22,831  5.46      536,592    11,696   4.40
  Long-term debt........      82,648     2,807  6.83       58,054     1,960   6.81
                          ----------  --------         ----------  --------
    Total interest-
     bearing funds......   5,511,111   107,969  3.94    5,168,197    93,402   3.64
                                      --------                     --------
Noninterest-bearing
 deposits...............   1,390,946                    1,299,553
Other liabilities and
 accrued expenses.......      95,601                       96,888
                          ----------                   ----------
    Total liabilities...   6,997,658                    6,564,638
Shareholders' equity....   1,003,749                      966,193
                          ----------                   ----------
    Total liabilities
     and shareholders'
     equity.............  $8,001,407                   $7,530,831
                          ==========                   ==========
Net interest income.....              $199,553                     $182,076
                                      ========                     ========
Net interest rate
 spread.................                        4.18%                         4.13%
Effect of noninterest-
 bearing funds..........                        1.09                          1.01
                                                ----                         -----
Net interest margin on
 earning assets.........                        5.27%                         5.14%
                                                ====                         =====
Taxable-equivalent
 adjustment included in:
  Loan income...........              $  2,120                     $  2,043
  Investment securities
   income...............                   319                          291
                                      --------                     --------
    Total...............              $  2,439                     $  2,334
                                      ========                     ========

 *Presented on a tax equivalent basis using the statutory federal corporate income tax rate of 35%.
**Balances reported at amortized cost; excludes pretax unrealized gains (losses) on securities available-for-sale.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information responsive to this Item as of December 31, 1999 appears under the captions "Interest Rate Sensitivity Analysis", "Earnings Simulation Model Projections" and "Asset/Liability and Liquidity Management" on pages 20-22 of the registrant's 1999 Annual Report to Shareholders, filed as Exhibit 13 to registrant's Annual Report on Form 10-K for the year ended December 31, 1999. There was no material change in such information as of June 30, 2000.

PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders

  Matters voted upon and voted at the Annual Meeting of Shareholders held April 26, 2000.

  Results of voting for Election of Directors:

                                               FOR                               WITHHELD
                                               ---                               ---------
      George L. Bunting, Jr.                58,158,157                             452,986
      Darrell D. Friedman                   57,908,450                             702,693
      Robert A. Kinsley                     58,155,924                             455,219
      William J. McCarthy                   57,360,088                           1,251,055
      Christian H. Poindexter               58,114,338                             496,805

  Names of other Directors continuing in office:

      Cynthia A. Archer
      H. Furlong Baldwin
      Richard O. Berndt
      William R. Brody
      Freeman A. Hrabowski, III
      Mary Junck
      Morton B. Plant
      Donald J. Shepard

  Results of voting on Ratification of Appointment of Auditors
(PricewaterhouseCoopers LLP):

         FOR                           AGAINST                                           ABSTAINED
         ---                           -------                                           ---------
      58,093,686                       152,024                                            365,433

  There were no broker non-votes on these matters.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits --
       Exhibit 27 -- Financial Data Schedule

  (b) Form 8-K filed, dated June 2, 2000, Item 5. Other Events.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MERCANTILE BANKSHARES CORPORATION

August 9, 2000                        Principal Executive Officer

                                      /s/ H. Furlong Baldwin
                                      _________________________________________
                                      By: H. Furlong Baldwin
                                      Chairman of the Board and
                                      Chief Executive Officer

August 9, 2000                        Principal Financial Officer

                                      /s/ Terry L. Troupe
                                      _________________________________________
                                      By: Terry L. Troupe
                                      Chief Financial Officer

August 9, 2000                        Chief Accounting Officer

                                      /s/ Diana E. Nelson
                                      _________________________________________
                                      By: Diana E. Nelson
                                      Controller and Chief Accounting Officer