Form 10-Q
period 2000-09-30
MERCANTILE BANKSHARES CORP
filed 2000-11-13
CIK 64908

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

               For the Quarterly Period Ended September 30, 2000

                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________ to ________________

                         Commission File Number 0-5127
                         -----------------------------

                       MERCANTILE BANKSHARES CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Maryland                               52-0898572
    -------------------------------               -------------------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification No.)


  2 Hopkins Plaza, Baltimore, Maryland                   21201
  ------------------------------------                 ----------
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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
As of October 31, 2000, registrant had outstanding 69,928,476 shares of Common Stock.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

                       MERCANTILE BANKSHARES CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                                       September 30,  December 31,
(Dollars in thousands, except per share data)                                                   2000          1999
-------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks..............................................................     $  238,885    $  219,420
Interest-bearing deposits in other banks.............................................            154           152
Federal funds sold...................................................................         28,866         7,784
                                                                                          ----------    ----------
   Total cash and cash equivalents...................................................        267,905       227,356
                                                                                          ----------    ----------
Investment securities:
 U.S. Treasury and government agencies
  Available-for-sale at fair value...................................................      1,597,770     1,727,841
 States and political subdivisions
  Held-to-maturity -- market value of $36,777 (2000) and $10,156 (1999)..............         36,661        10,216
  Available-for-sale at fair value...................................................          1,338         1,332
 Other investments
  Held-to-maturity -- market value of $12,109 (2000) and $15,376 (1999)..............         12,109        15,376
  Available-for-sale at fair value...................................................         62,770        14,769
                                                                                          ----------    ----------
   Total investment securities.......................................................      1,710,648     1,769,534
                                                                                          ----------    ----------
Loans................................................................................      6,442,356     5,718,942
Less: allowance for loan losses......................................................       (133,209)     (117,997)
                                                                                          ----------    ----------
   Loans, net........................................................................      6,309,147     5,600,945
                                                                                          ----------    ----------
Bank premises and equipment, less accumulated depreciation of
 $101,931 (2000) and $96,927 (1999)..................................................        100,806        94,917
Other real estate owned, net.........................................................          1,138         1,663
Excess cost over equity in affiliated banks, net.....................................         84,062        46,482
Other assets.........................................................................        174,192       154,127
                                                                                          ----------    ----------
   Total assets......................................................................     $8,647,898    $7,895,024
                                                                                          ==========    ==========
LIABILITIES
Deposits:
 Noninterest-bearing deposits........................................................     $1,546,883    $1,400,172
 Interest-bearing deposits...........................................................      4,892,100     4,524,911
                                                                                          ----------    ----------
   Total deposits....................................................................      6,438,983     5,925,083
Short-term borrowings................................................................        914,294       839,497
Accrued expenses and other liabilities...............................................        106,815        73,721
Long-term debt.......................................................................         92,547        82,683
                                                                                          ----------    ----------
   Total liabilities.................................................................      7,552,639     6,920,984
                                                                                          ----------    ----------
SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized 2,000,000 shares; issued and outstanding --
  None
Common stock, $2 par value; authorized 130,000,000 shares;
 issued 69,950,736 shares in 2000 and 68,645,759 shares in 1999......................        139,901       137,292
Capital surplus......................................................................        178,839        47,798
Retained earnings....................................................................        773,527       796,192
Accumulated other comprehensive income (loss)........................................          2,992        (7,242)
                                                                                          ----------    ----------
   Total shareholders' equity........................................................      1,095,259       974,040
                                                                                          ----------    ----------
    Total liabilities and shareholders' equity.......................................     $8,647,898    $7,895,024
                                                                                          ==========    ==========

See notes to consolidated financial statements

                       MERCANTILE BANKSHARES CORPORATION
                        STATEMENT OF CONSOLIDATED INCOME

                                               For the 9 Months Ended  For the 3 Months Ended
                                                    September 30,           September 30,
(Dollars in thousands, except per share data)         2000        1999        2000        1999
----------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans........             $   399,361 $   333,886 $   142,454 $   114,170
                                               ----------- ----------- ----------- -----------
Interest and dividends on
 investment securities:
 Taxable interest income..........                  69,332      76,977      22,862      25,481
 Tax-exempt interest income.......                     780         443         431         138
 Dividends........................                   1,020       1,341         338         345
 Other investment income..........                     844         163         776          48
                                               ----------- ----------- ----------- -----------
                                                    71,976      78,924      24,407      26,012
                                               ----------- ----------- ----------- -----------
Other interest income.............                   1,319         636         712         120
                                               ----------- ----------- ----------- -----------
   Total interest income..........                 472,656     413,446     167,573     140,302
                                               ----------- ----------- ----------- -----------
INTEREST EXPENSE
Interest on deposits..............                 130,232     118,682      47,901      38,936
Interest on short-term
 borrowings.......................                  36,022      18,129      13,191       6,433
Interest on long-term debt........                   4,304       3,413       1,497       1,453
                                               ----------- ----------- ----------- -----------
   Total interest expense.........                 170,558     140,224      62,589      46,822
                                               ----------- ----------- ----------- -----------
NET INTEREST INCOME...............                 302,098     273,222     104,984      93,480
Provision for loan losses.........                  12,745       5,937       4,316       2,894
                                               ----------- ----------- ----------- -----------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES........                 289,353     267,285     100,668      90,586
                                               ----------- ----------- ----------- -----------
NONINTEREST INCOME
Trust division services...........                  51,556      48,274      17,302      16,630
Service charges on deposit
 accounts.........................                  17,890      17,003       6,194       5,927
Other fees........................                  21,136      21,573       7,810       8,275
Investment securities gains and
 (losses).........................                      69           8          --          --
Other income......................                   2,572       2,386         759         738
                                               ----------- ----------- ----------- -----------
   Total noninterest income.......                  93,223      89,244      32,065      31,570
                                               ----------- ----------- ----------- -----------
NONINTEREST EXPENSES
Salaries..........................                  86,182      82,848      29,519      27,997
Employee benefits.................                  19,575      20,052       6,092       6,181
Net occupancy expense of bank
 premises.........................                   8,473       8,797       3,014       3,414
Furniture and equipment expenses..                  16,797      15,126       5,578       4,826
Communications and supplies.......                   9,171       9,359       3,098       3,050
Amortization of excess cost over
 equity in affiliates.............                   3,444       2,917       1,528       1,001
Other expenses....................                  36,020      32,489      12,556      11,072
                                               ----------- ----------- ----------- -----------
   Total noninterest expenses.....                 179,662     171,588      61,385      57,541
                                               ----------- ----------- ----------- -----------
Income before income taxes........                 202,914     184,941      71,348      64,615
Applicable income taxes...........                  73,412      68,032      25,968      23,796
                                               ----------- ----------- ----------- -----------
NET INCOME........................             $   129,502 $   116,909 $    45,380 $    40,819
                                               =========== =========== =========== ===========
NET INCOME PER SHARE OF COMMON
 STOCK (Note 2):
 Basic............................             $      1.88 $      1.68 $       .65 $       .59
                                               =========== =========== =========== ===========
 Diluted..........................             $      1.87 $      1.66 $       .64 $       .59
                                               =========== =========== =========== ===========

See notes to consolidated financial statements

                       MERCANTILE BANKSHARES CORPORATION
                      STATEMENT OF CONSOLIDATED CASH FLOWS

                                                         For the 9 Months Ended
Increase (decrease) in cash and cash equivalents              September 30,
(Dollars in thousands)                                          2000         1999
----------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest and fees on loans.............................  $   393,053  $   331,180
Interest and dividends on investment securities........       72,485       76,347
Other interest income..................................        1,402          782
Noninterest income.....................................       93,624       88,755
Interest paid..........................................     (162,729)    (139,613)
Noninterest expenses paid..............................     (159,577)    (175,110)
Income taxes paid......................................      (68,624)     (59,314)
                                                         -----------  -----------
   Net cash provided by operating activities...........      169,634      123,027
                                                         -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held-
 to-maturity...........................................        7,367        4,100
Proceeds from maturities of investment securities
 available-for-sale....................................      410,968      391,588
Proceeds from sales of investment securities available-
 for-sale..............................................          700            8
Purchases of investment securities held-to-maturity....      (11,295)      (2,795)
Purchases of investment securities available-for-sale..     (232,361)    (343,995)
Net (increase) decrease in customer loans..............     (550,979)    (284,776)
Proceeds from sales of other real estate owned.........        1,903        1,223
Capital expenditures...................................      (10,403)     (11,420)
                                                         -----------  -----------
   Net cash used in investing activities...............     (384,100)    (246,067)
                                                         -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing
 deposits..............................................      118,598       21,218
Net increase (decrease) in checking plus interest and
 savings accounts......................................     (141,211)       3,525
Net increase (decrease) in certificates of deposit.....      309,442      (72,533)
Net increase (decrease) in short-term borrowings.......       53,144      191,994
Proceeds from issuance of long-term debt...............           --       50,000
Repayment of long-term debt............................      (15,136)      (8,250)
Proceeds from issuance of shares.......................        5,327        5,571
Repurchase of common shares............................      (36,086)     (84,631)
Dividends paid.........................................      (52,167)     (48,581)
                                                         -----------  -----------
   Net cash provided by financing activities...........      241,911       58,313
                                                         -----------  -----------
Net increase (decrease) in cash and cash equivalents...       27,445      (64,727)
Cash and cash equivalents at beginning of period.......      227,356      312,710
Adjustment for acquired bank...........................       13,104           --
                                                         -----------  -----------
Cash and cash equivalents at end of period.............  $   267,905  $   247,983
                                                         ===========  ===========
Reconciliation of net income to net cash provided by     For the 9 Months Ended
operating activities                                          September 30,
(Dollars in thousands)                                          2000         1999
----------------------------------------------------------------------------------
Net income.............................................  $   129,502  $   116,909
                                                         -----------  -----------
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Provision for loan losses.............................       12,745        5,937
 Depreciation and amortization.........................        8,079        6,553
 Amortization of excess cost over equity in
  affiliates...........................................        3,444        2,917
 Investment securities (gains) and losses..............          (69)          (8)
 Write-downs of other real estate owned................           20          104
 Gains on sales of other real estate owned.............         (494)        (152)
 (Increase) decrease in interest receivable............       (5,716)      (5,137)
 (Increase) decrease in other receivables..............          964         (329)
 (Increase) decrease in other assets...................       (7,093)     (10,849)
 Increase (decrease) in interest payable...............        7,829          611
 Increase (decrease) in accrued expenses...............       15,635       (2,247)
 Increase (decrease) in taxes payable..................        4,788        8,718
                                                         -----------  -----------
   Total adjustments...................................       40,132        6,118
                                                         -----------  -----------
Net cash provided by operating activities..............  $   169,634  $   123,027
                                                         ===========  ===========

See notes to consolidated financial statements

                       MERCANTILE BANKSHARES CORPORATION
           STATEMENT OF CHANGES IN CONSOLIDATED SHAREHOLDERS' EQUITY

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                      Accumulated
                                                                            Other
(Dollars in thousands,                 Common   Capital   Retained  Comprehensive
except per share data)        Total     Stock   Surplus   Earnings  Income (Loss)
---------------------------------------------------------------------------------
BALANCE, DECEMBER 31,
 1998................... $  999,359  $142,054  $ 31,357  $ 803,568    $ 22,380
Net income..............    116,909                        116,909
Unrealized gains
 (losses) on securities
 available-for-sale, net
 of reclassification
 adjustment, net of
 taxes..................    (20,304)                                   (20,304)
                         ----------
Comprehensive income....     96,605
                         ----------
Cash dividends paid:
 Common stock ($.70 per
  share)................    (48,581)                       (48,581)
Issuance of 94,924
 shares for dividend
 reinvestment and stock
 purchase plan..........      3,097       190     2,907
Issuance of 19,904
 shares for employee
 stock purchase dividend
 reinvestment plan......        760        40       720
Issuance of 146,625
 shares for employee
 stock option plan......      1,714       293     1,421
Purchase of 2,347,000
 shares under stock
 repurchase plan........    (84,631)   (4,694)  (79,937)
Vested stock options....      1,048               1,048
Transfer to capital
 surplus................         --             100,000   (100,000)
                         ----------  --------  --------  ---------    --------
BALANCE, SEPTEMBER 30,
 1999................... $  969,371  $137,883  $ 57,516  $ 771,896    $  2,076
                         ==========  ========  ========  =========    ========
BALANCE, DECEMBER 31,
 1999................... $  974,040  $137,292  $ 47,798  $ 796,192    $ (7,242)
Net income..............    129,502                        129,502
Unrealized gains
 (losses) on securities
 available-for-sale, net
 of reclassification
 adjustment, net of
 taxes (Note 5).........     10,234                                     10,234
                         ----------
Comprehensive income....    139,736
                         ----------
Cash dividends paid:
 Common stock ($.76 per
  share)................    (52,167)                       (52,167)
Issuance of 95,939
 shares for dividend
 reinvestment and stock
 purchase plan..........      2,855       192     2,663
Issuance of 23,662
 shares for employee
 stock purchase dividend
 reinvestment plan......        724        47       677
Issuance of 117,214
 shares for employee
 stock option plan......      1,748       234     1,514
Purchase of 1,193,000
 shares under stock
 repurchase plan........    (36,086)   (2,386)  (33,700)
Issuance of 2,261,162
 shares for bank
 acquisition............     64,076     4,522    59,554
Vested stock options....        333                 333
Transfer to capital
 surplus................         --             100,000   (100,000)
                         ----------  --------  --------  ---------    --------
BALANCE, SEPTEMBER 30,
 2000................... $1,095,259  $139,901  $178,839  $ 773,527    $  2,992
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

2) Year-to-date basic earnings per share amounts are based on the weighted average number of common shares outstanding during the period of 68,791,551 shares for 2000 and 69,641,812 shares for 1999. Diluted earnings per share amounts are based on the weighted average number of common shares outstanding during the period adjusted for the effect of dilutive stock options. The adjusted average shares for the nine months ended September 30, 2000 and 1999 were 69,308,001 and 70,218,542, respectively.

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

                                                     September 30, December 31,
  (Dollars in thousands)                                      2000         1999
 ------------------------------------------------------------------------------
  Impaired loans with a valuation allowance........       $  2,103     $  2,983
  Impaired loans with no valuation allowance.......         17,679       12,185
                                                          --------     --------
   Total impaired loans............................       $ 19,782     $ 15,168
                                                          ========     ========
  Allowance for loan losses applicable to impaired
   loans...........................................       $  1,083     $  1,186
  Allowance for loan losses applicable to other
   than impaired loans.............................        132,126      116,811
                                                          --------     --------
   Total allowance for loan losses.................       $133,209     $117,997
                                                          ========     ========
  Year-to-date interest income on impaired loans
   recorded on the cash basis......................       $    194     $    241
                                                          ========     ========
  Year-to-date average recorded investment in
   impaired loans during the period................       $ 19,536     $ 17,482
                                                          ========     ========
  Quarter-to-date interest income on impaired loans
   recorded on the cash basis......................       $     93     $     44
                                                          ========     ========
  Quarter-to-date average recorded investment in
   impaired loans during the period................       $ 20,353     $ 17,471
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

4) Various commitments to extend credit (lines of credit) are made in the nor-mal course of banking business. At September 30, 2000, total unused lines of credit approximated $2,845,000,000. In addition, letters of credit are is-sued for the benefit of customers by affiliated banks. Outstanding letters of credit were $174,620,000 at September 30, 2000.

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

                                  For the 9 Months Ended September 30,
                          --------------------------------------------------------
                                    2000                         1999
                          --------------------------  ----------------------------
                                      Tax                          Tax
                          Pretax   (Expense)   Net     Pretax   (Expense)   Net
(Dollars in thousands)    Amount    Benefit  Amount    Amount    Benefit   Amount
-----------------------------------------------------------------------------------
Unrealized gains
 (losses) on securities
 available-for-sale:
Unrealized holding gains
 (losses) arising during
 the period.............  $16,488   $(6,212) $10,276  $(32,594)  $12,295  $(20,299)
Reclassification
 adjustment for (gains)
 losses included in net
 income.................      (69)       27      (42)       (8)        3        (5)
                          -------   -------  -------  --------   -------  --------
Total...................  $16,419   $(6,185) $10,234  $(32,602)  $12,298  $(20,304)
                          =======   =======  =======  ========   =======  ========

6) Under the provisions of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, Mercantile Bankshares Corporation has two reportable segments -- its twenty Community Banks and Mercantile - Safe Deposit & Trust Company (MSD&T) which consists of the Banking Division and the Trust Division.

   The following tables present selected segment information for the nine months ended September 30, 2000 and 1999. The components in the "Other" column consist of amounts for the nonbank affiliates and intercompany eliminations. Certain expense amounts have been reclassified from internal financial reporting in order to provide for full cost absorption. These reclassifications are shown in the "Adjustments" line.

                                    For the 9 Months Ended September 30,
                         ----------------------------------------------------------------
2000 (Dollars in          MSD&T     MSD&T     Total     Community
thousands)               Banking    Trust     MSD&T       Banks       Other      Total
------------------------------------------------------------------------------------------
Net interest income..... $103,640  $    --  $  103,640  $  198,533  $     (75) $  302,098
Provision for loan
 losses.................   (6,208)      --      (6,208)     (6,537)        --     (12,745)
Noninterest income......   18,414   51,461      69,875      31,546     (8,198)     93,223
Noninterest expenses....  (53,207) (29,023)    (82,230)   (101,185)     3,753    (179,662)
Adjustments.............   10,139   (1,811)      8,328      (9,812)     1,484          --
                         --------  -------  ----------  ----------  ---------  ----------
Income (loss) before
 income taxes...........   72,778   20,627      93,405     112,545     (3,036)    202,914
Income tax (expense)
 benefit................ (26,258)   (8,251)    (34,509)    (40,920)     2,017     (73,412)
                         --------  -------  ----------  ----------  ---------  ----------
Net income (loss)....... $ 46,520  $12,376  $   58,896  $   71,625  $  (1,019) $  129,502
                         ========  =======  ==========  ==========  =========  ==========
Average assets..........                    $3,102,932  $5,192,978  $(133,474) $8,162,436
Average equity..........                       355,830     630,758     42,942   1,029,530
                                    For the 9 Months Ended September 30,
                         ----------------------------------------------------------------
1999 (Dollars in          MSD&T     MSD&T     Total     Community
thousands)               Banking    Trust     MSD&T       Banks       Other      Total
------------------------------------------------------------------------------------------
Net interest income..... $ 92,109  $    --  $   92,109  $  182,180  $  (1,067) $  273,222
Provision for loan
 losses.................   (2,371)      --      (2,371)     (3,566)        --      (5,937)
Noninterest income......   19,777   47,733      67,510      29,736     (8,002)     89,244
Noninterest expenses....  (54,703) (25,567)    (80,270)    (95,486)     4,168    (171,588)
Adjustments.............   11,697   (2,243)      9,454      (8,493)      (961)         --
                         --------  -------  ----------  ----------  ---------  ----------
Income (loss) before
 income taxes...........   66,509   19,923      86,432     104,371     (5,862)    184,941
Income tax (expense)
 benefit................  (23,952)  (7,969)    (31,921)    (37,949)     1,838     (68,032)
                         --------  -------  ----------  ----------  ---------  ----------
Net income (loss)....... $ 42,557  $11,954  $   54,511  $   66,422  $  (4,024) $  116,909
                         ========  =======  ==========  ==========  =========  ==========
Average assets..........                    $2,782,797  $4,900,687  $(123,005) $7,560,479
Average equity..........                       333,488     592,190     42,423     968,101

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       MERCANTILE BANKSHARES CORPORATION

Earnings Summary

Basic net income per share for the nine months ended September 30, 2000 was $1.88, an increase of 11.9% over the $1.68 for the comparable period last year. Diluted net income per share was $1.87 for the first three quarters of 2000 and $1.66 for the same period in 1999, representing a 12.7% increase. Net income was $129,502,000 for the first nine months of 2000, an increase of 10.8% over the $116,909,000 for the comparable period in 1999.

For the third quarter of 2000, basic net income per share was $.65, an increase of 10.2% over the $.59 for the third quarter of 1999. Diluted net income per share was $.64 for the third quarter of 2000 and $.59 for the same period in 1999, which represented an 8.5% increase. Net income was $45,380,000 for the three months ended September 30, 2000, an increase of 11.2% over the $40,819,000 for the comparable period last year.

Return on average assets was 2.12% for the first three quarters of 2000 and 2.07% for the first three quarters of 1999. Also for the first nine months of 2000, return on average equity increased to 16.80% compared to 16.15% for the same period in 1999. Return on average tangible equity, which excludes amortization expense and balances related to goodwill in the calculation, was 18.22% for the first three quarters of 2000 and 17.43% for the comparable period in 1999.

For the three months ended September 30, 2000, return on average assets remained at 2.13% when compared to the same period last year. Return on average equity was 16.71% for the third quarter of 2000 and 16.66% for the same period in 1999. Return on average tangible equity increased to 18.52% for the third quarter of 2000 compared to 17.96% for the same period last year.

Union National Bank (UNB) merged with Westminster Bank and Trust Company, a Mercantile affiliate, during the third quarter of 2000. At the affiliation date, UNB had loans of approximately $175 million and deposits of $227 million. There were 2,261,162 shares issued for the acquisition, which was accounted for as a purchase, and resulted in $44 million of intangible assets. The impact of the transaction on earnings was immaterial.

Net Interest Income and Net Interest Margin

Net interest income on a fully taxable equivalent basis was $305,995,000 for the nine months ended September 30, 2000. This was 10.6% higher than the amount for the comparable period in 1999 due to an increase of 8.2% in average earning assets and an 11 basis point increase in net interest margin on average earning assets. Average loans, which were 77.8% of average earning assets, increased 14.0% to $6,042,438,000 for the first three quarters of 2000 from $5,301,433,000 for the same period last year. Average securities were $1,692,235,000 or 21.8% of average earning assets for the nine months ended September 30, 2000, an 8.7% decrease from $1,854,041,000 for the comparable period in 1999. Average loans and average securities were 73.9% and 25.8% of average earning assets, respectively, for the first three quarters of last year. See the Analysis of Interest Rates and Interest Differentials on page 12 for further details.

For the three months ended September 30, 2000, net interest income on a fully taxable equivalent basis was $106,442,000. This was 12.5% higher than the amount for the same period in 1999 due to an increase of 11.5% in average earning assets and a slight improvement in net interest margin on average earning assets. Average loans were $6,320,282,000 or 78.4% of average earning assets for the third quarter of 2000, a 17.5% increase from $5,378,343,000 for the third quarter of 1999. Average securities, which were 21.0% of average earning assets, decreased 8.0% to $1,692,897,000 for the quarter ended September 30, 2000, from $1,839,771,000 for the third quarter last year. Average loans and average securities were 74.4% and 25.5% of average earning assets, respectively, for the third quarter of 1999.

Noninterest Income

For the first nine months of 2000, total noninterest income increased 4.5% to $93,223,000 from $89,244,000 for the first three quarters of 1999. Factors contributing to this increase included an increase in trust division revenues of 6.8% to $51,556,000 and an increase in service charges on deposit accounts of 5.2% to $17,890,000. These were partially offset by lower fee income, which decreased 2.0% to $21,136,000, primarily relating to a decline in servicing and loan origination fees.

Total noninterest income for the three months ended September 30, 2000, increased 1.6% to $32,065,000 from $31,570,000 for the third quarter of 1999. Factors contributing to this increase included an increase in trust division revenues of 4.0% to $17,302,000 and an increase in service charges on deposit accounts of 4.5% to $6,194,000. The increase in noninterest income for the third quarter of 2000 was partially offset by a decline in fee income, which decreased 5.6% to $7,810,000, primarily relating to lower cancellation fees from leasing contracts.

Noninterest Expenses

For the first three quarters of 2000, total noninterest expenses increased 4.7% to $179,662,000 from $171,588,000 for the comparable period in 1999. The increase in noninterest expenses included an increase in salaries of 4.0% to $86,182,000, an increase in furniture and equipment expenses of 11.0% to $16,797,000 and an increase in other expenses of 10.9% to $36,020,000. These increases were partially offset by lower expenses related to employee benefits which decreased 2.4% to $19,575,000 and net occupancy expense of bank premises which decreased 3.7% to $8,473,000. The increase in salaries was partially attributable to the new employees associated with the Union National Bank acquisition and the increase in furniture and equipment expenses was largely attributable to software related expenses. Included in the increase in other expenses were approximately $800,000 in nonrecurring restructuring expenses related to the Union National Bank acquisition.

Total noninterest expenses for the third quarter of 2000 increased 6.7% to $61,385,000 from $57,541,000 for the same period last year. The increase in noninterest expenses included an increase in salaries of 5.4% to $29,519,000, an increase in furniture and equipment expenses of 15.6% to $5,578,000 and an increase in other expenses of 13.4% to $12,556,000. Partially offsetting these increases were lower expenses related to net occupancy expense of bank premises which decreased 11.7% to $3,014,000. As with the year-to-date results, the increase in salaries for the third quarter of 2000 was partially attributable to new employees from Union National Bank and the increase in furniture and equipment expenses was largely attributable to software related expenses. Included in other expenses, as noted in the year-to-date results, were approximately $800,000 in nonrecurring restructuring expenses related to the Union National Bank acquisition.

Analysis of Financial Condition

Total assets increased 9.5% to $8,647,898,000 at September 30, 2000 from $7,895,024,000 as of December 31, 1999. At September 30, 2000, investment securities decreased 3.3% to $1,710,648,000 from $1,769,534,000 at the end of last year. Total loans at September 30, 2000 were $6,442,356,000, an increase of 12.6% from $5,718,942,000 at December 31, 1999.

Total deposits increased 8.7% to $6,438,983,000 as of September 30, 2000 from $5,925,083,000 at December 31, 1999. Interest-bearing deposits were $4,892,100,000 at September 30, 2000, reflecting an 8.1% increase from $4,524,911,000 as of year-end 1999. Interest-bearing deposits represented 76.0% of total deposits at September 30, 2000 and 76.4% at December 31, 1999. Noninterest-bearing deposits increased 10.5% to $1,546,883,000 as of September 30, 2000, compared to $1,400,172,000 at the end of last year.

As of September 30, 2000, total shareholders' equity was $1,095,259,000, an increase of 12.4% from $974,040,000 at December 31, 1999. The year-to-date increase from net income was partially offset by dividends paid of $52,167,000 and by share repurchases of $36,086,000 or 1,193,000 shares. The Corporation continued to maintain a strong capital position, evidenced by the ratio of shareholders' equity to total assets of 12.67% at September 30, 2000 and 12.34% at December 31, 1999. For more details see the Statement of Changes in Consolidated Shareholders' Equity on page 5.

Asset Quality

Non-Performing Assets

Non-performing assets consist of non-accrual loans, renegotiated loans and other real estate owned (i.e., real estate acquired in foreclosure or in lieu of foreclosure). With respect to non-accrual loans, the Corporation's policy is that, regardless of the value of the underlying collateral and/or guarantees, no interest is accrued on the entire balance once either principal or interest payments on any loan become 90 days past due at the end of a calendar quarter. All accrued and uncollected interest on such loans is eliminated from the income statement and is recognized only as collected. A loan may be put on non-accrual status sooner than this standard if, in management's judgement, such action is warranted. During the nine months ended September 30, 2000, non-performing assets increased $4,317,000 to $25,109,000. Non-performing loans, one of the components of non-performing assets, increased $4,842,000 while other real estate owned, the other component, decreased

$525,000. Non-performing assets as a percentage of period end loans and other real estate owned was .39% at September 30, 2000 compared to .36% at the end of last year.

Non-Performing Assets                               September 30, December 31,
(Dollars in thousands)                                       2000         1999
------------------------------------------------------------------------------
Non-accrual loans (1)..............................       $23,971      $19,129
Renegotiated loans (1).............................            --           --
Loans contractually past due 90 days or more and
 still accruing interest...........................            --           --
                                                          -------      -------
   Total non-performing loans......................        23,971       19,129
Other real estate owned............................         1,138        1,663
                                                          -------      -------
   Total non-performing assets.....................       $25,109      $20,792
                                                          =======      =======

(1) Total interest on non-performing loans is not considered to be material in any of the periods reported herein. Aggregate gross interest income of $2,051,000 and $1,853,000 for the first three quarters of 2000 and the year 1999, respectively, on non-accrual and renegotiated loans, would have been recorded if these loans had been accruing on their original terms throughout the period or since origination if held for part of the period. The amount of interest income on the non-accrual and renegotiated loans that was recorded totalled $447,000 and $564,000 for the first nine months of 2000 and the year 1999, respectively.

Note: The Corporation was monitoring loans estimated to aggregate $2,607,000 at September 30, 2000 and $2,762,000 at December 31, 1999, not classified as non-accrual or renegotiated loans. These loans had characteristics which indicated they might result in such classification in the future.

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

The allowance for loan losses has been established through provisions for loan losses charged against income. The provision for loan losses for the first three quarters of 2000 was $12,745,000 as compared to $5,937,000 for the same period last year. The provision for loan losses was $4,316,000 for the third quarter of 2000 and $2,894,000 for the third quarter of 1999. Loans deemed to be uncollectible are charged against the allowance for loan losses and any subsequent recoveries are credited to the allowance. Intensive collection efforts continue after charge-off in order to maximize recovery amounts. Net charge-offs were $1,193,000 for the first nine months of 2000 compared to $1,897,000 for the same period in 1999. Net charge-offs for the third quarter of 2000 and the third quarter of 1999 were $1,275,000 and $764,000, respectively. The allowance for loan losses to period end loans was 2.07% at September 30, 2000 and 2.12% at the end of the third quarter last year.

The following table presents a summary of the activity in the Allowance for Loan Losses:

                               For the 9 Months Ended    For the 3 Months Ended
                                    September 30,             September 30,
Allowance for Loan Losses      ------------------------  ----------------------
(Dollars in thousands)                2000         1999        2000        1999
--------------------------------------------------------------------------------
Allowance balance --
  beginning..................  $   117,997  $   112,423  $  126,508  $  114,333
Allowance of acquired bank...        3,660           --       3,660          --
Charge-offs:
 Commercial..................       (1,635)      (1,168)     (1,498)       (222)
 Real estate --
   construction..............          (11)         (21)         --          --
 Real estate -- mortgage.....         (497)        (837)        (32)       (561)
 Consumer....................       (2,012)      (2,001)       (739)       (674)
                               -----------  -----------  ----------  ----------
  Total......................       (4,155)      (4,027)     (2,269)     (1,457)
                               -----------  -----------  ----------  ----------
Recoveries:
 Commercial..................        1,344        1,047         660         289
 Real estate --
   construction..............          176           22           1          18
 Real estate -- mortgage.....          319          182          13          79
 Consumer....................        1,123          879         320         307
                               -----------  -----------  ----------  ----------
  Total......................        2,962        2,130         994         693
                               -----------  -----------  ----------  ----------
Net charge-offs..............       (1,193)      (1,897)     (1,275)       (764)
Provision for loan losses....       12,745        5,937       4,316       2,894
                               -----------  -----------  ----------  ----------
Allowance balance -- ending..  $   133,209  $   116,463  $  133,209  $  116,463
                               ===========  ===========  ==========  ==========
Average loans................  $ 6,042,438  $ 5,301,433  $6,320,282  $5,378,343
                               ===========  ===========  ==========  ==========
Net charge-offs -- annualized
 as a percentage of average
 loans.......................          .03%         .05%        .08%        .06%
                               ===========  ===========  ==========  ==========
Period end loans.............  $ 6,442,356  $ 5,502,468
                               ===========  ===========
Allowance for loan losses as
 a percentage of period end
 loans.......................         2.07%        2.12%
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

                                     2000                        1999
                          --------------------------- ----------------------------
                           Average   Income*/ Yield*/  Average    Income*/ Yield*/
(Dollars in thousands)     Balance   Expense   Rate    Balance    Expense   Rate
----------------------------------------------------------------------------------
Earning assets
 Loans:
  Commercial............  $2,195,136 $152,490  9.28%  $1,956,221  $124,782  8.53%
  Real estate...........   3,111,515  202,398  8.69    2,694,712   170,755  8.47
  Consumer..............     735,787   47,721  8.66      650,500    41,428  8.51
                          ---------- --------         ----------  --------
    Total loans.........   6,042,438  402,609  8.90    5,301,433   336,965  8.50
                          ---------- --------         ----------  --------
Federal funds sold......      27,965    1,313  6.27       17,642       632  4.79
Securities:**
  Taxable securities
   U.S. Treasury
    securities..........   1,565,008   65,649  5.60    1,803,020    76,311  5.66
   U.S. Agency
    securities..........      73,453    3,683  6.70       15,163       666  5.87
   Other stocks and
    bonds...............      32,882    2,003  8.14       23,585     1,624  9.21
  Tax-exempt securities
   States and political
    subdivisions........      20,892    1,290  8.25       12,273       733  7.99
                          ---------- --------         ----------  --------
    Total securities....   1,692,235   72,625  5.73    1,854,041    79,334  5.72
                          ---------- --------         ----------  --------
 Interest-bearing
  deposits in other
  banks.................         153        6  4.94          131         4  3.97
                          ---------- --------         ----------  --------
    Total earning
     assets.............   7,762,791  476,553  8.20    7,173,247   416,935  7.77
                                     --------                     --------
Cash and due from
 banks..................     223,688                     223,160
Bank premises and
 equipment, net.........      97,539                      93,868
Other assets............     202,813                     184,561
Less: allowance for loan
 losses.................   (124,395)                    (114,357)
                          ----------                  ----------
    Total assets........  $8,162,436                  $7,560,479
                          ==========                  ==========
Interest-bearing
 liabilities
 Deposits:
  Savings deposits......  $2,346,591   36,090  2.05   $2,373,128    36,334  2.04
  Time deposits.........   2,323,089   94,142  5.41    2,191,948    82,348  5.02
                          ---------- --------         ----------  --------
    Total interest-
     bearing deposits...   4,669,680  130,232  3.73    4,565,076   118,682  3.48
  Short-term
   borrowings...........     859,715   36,022  5.60      545,352    18,129  4.44
  Long-term debt........      86,045    4,304  6.68       66,844     3,413  6.83
                          ---------- --------         ----------  --------
    Total interest-
     bearing funds......   5,615,440  170,558  4.06    5,177,272   140,224  3.62
                                     --------                     --------
Noninterest-bearing
 deposits...............   1,419,046                   1,320,379
Other liabilities and
 accrued expenses.......      98,420                      94,727
                          ----------                  ----------
    Total liabilities...   7,132,906                   6,592,378
Shareholders' equity....   1,029,530                     968,101
                          ----------                  ----------
    Total liabilities
     and shareholders'
     equity.............  $8,162,436                  $7,560,479
                          ==========                  ==========
Net interest income.....             $305,995                     $276,711
                                     ========                     ========
Net interest rate
 spread.................                       4.14%                        4.15%
Effect of noninterest-
 bearing funds..........                       1.13                         1.01
                                               ----                         ----
Net interest margin on
 earning assets.........                       5.27%                        5.16%
                                               ====                         ====
Taxable-equivalent
 adjustment included in:
  Loan income...........             $  3,248                     $  3,079
  Investment securities
   income...............                  649                          410
                                     --------                     --------
    Total...............             $  3,897                     $  3,489
                                     ========                     ========

 *Presented on a tax equivalent basis using the statutory federal corporate income tax rate of 35%.
**Balances reported at amortized cost; excludes pretax unrealized gains (losses) on securities available-for-sale.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information responsive to this Item as of December 31, 1999 appears under the captions "Interest Rate Sensitivity Analysis", "Earnings Simulation Model Projections" and "Asset/Liability and Liquidity Management" on pages 20-22 of the registrant's 1999 Annual Report to Shareholders, filed as Exhibit 13 to registrant's Annual Report on Form 10-K for the year ended December 31, 1999. There was no material change in such information as of September 30, 2000.

PART II. OTHER INFORMATION
Item 5. Other Information

The 2001 Annual Meeting of Stockholders of the registrant is expected to be held on April 25, 2001.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits --
    Exhibit 27 -- Financial Data Schedule

  (b) No Forms 8-K filed.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MERCANTILE BANKSHARES CORPORATION

November 9, 2000                      Principal Executive Officer

                                      /s/ H. Furlong Baldwin
                                      _________________________________________
                                      By: H. Furlong Baldwin
                                      Chairman of the Board and
                                      Chief Executive Officer

November 9, 2000                      Principal Financial Officer

                                      /s/ Terry L. Troupe
                                      _________________________________________
                                      By: Terry L. Troupe
                                      Chief Financial Officer

November 9, 2000                      Chief Accounting Officer

                                      /s/ Diana E. Nelson
                                      _________________________________________
                                      By: Diana E. Nelson
                                      Controller and Chief Accounting Officer