Form 10-K
period 2000-12-31
MERCANTILE BANKSHARES CORP
filed 2001-03-26
CIK 64908

                                 United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
                          ----------------------------------------------------
                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________________to_______________________

Commission file number                       0-5127
                      --------------------------------------------------------

                       Mercantile Bankshares Corporation
                       ---------------------------------
            (Exact name of registrant as specified in its charter)

                       Maryland                                           52-0898572
------------------------------------------------------           -----------------------------
         State or other jurisdiction of                          (I.R.S. Employer
         incorporation or organization                           Identification No.)

Two Hopkins Plaza, P. O. Box 1477, Baltimore, Maryland                       21203
------------------------------------------------------           -----------------------------
         (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code (410) 237-5900
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:

     Title of each class              Name of each exchange on which registered
           None                                          None
-------------------------             -----------------------------------------
_________________________             _________________________________________

          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock ($2 par value)
          -----------------------------------------------------------
                               (Title of class)
                             Stock Purchase Rights
      -------------------------------------------------------------------
                               (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No _____
                                              -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

-----------------------------------------------------------------------------

         At February 28, 2001, the aggregate market value of shares of Common Stock held by non-affiliates of Registrant (including fiduciary accounts administered by affiliates) was $2,735,021,052 based on the last sale price on the Nasdaq National Market on February 28, 2001.

         As of February 28, 2001, 71,121,636 shares of common stock were outstanding.

         Documents Incorporated by Reference: Parts I, II and IV - Portions of
         -----------------------------------
Registrant's Annual Report to Stockholders for year ended December 31, 2000, as indicated, Part III - Definitive Proxy Statement of Registrant filed with the Securities and Exchange Commission under Regulation 14A.

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

                                Community Banks
                                ---------------

The Annapolis Banking and Trust Company               Annapolis, Maryland
Bank of Southern Maryland                             LaPlata, Maryland
Calvert Bank and Trust Company                        Prince Frederick, Maryland
The Chestertown Bank of Maryland                      Chestertown, Maryland
The Citizens National Bank                            Laurel, Maryland
County Banking & Trust Company                        Elkton, Maryland
The Fidelity Bank                                     Frostburg, Maryland
The First National Bank of St. Mary's                 Leonardtown, Maryland
The Forest Hill State Bank                            Bel Air, Maryland
Fredericktown Bank & Trust Company                    Frederick, Maryland
Peninsula Bank                                        Princess Anne, Maryland
The Peoples Bank of Maryland                          Denton, Maryland
Potomac Valley Bank                                   Gaithersburg, Maryland
St. Michaels Bank                                     St. Michaels, Maryland
The Sparks State Bank                                 Sparks, Maryland
Westminster Union Bank                                Westminster, Maryland
Baltimore Trust Company                               Selbyville, Delaware
Farmers & Merchants Bank - Eastern Shore              Onley, Virginia

The National Bank of Fredericksburg                   Fredericksburg, Virginia
Marshall National Bank and Trust Company              Marshall, Virginia

     For certain financial, personnel and office location information concerning the companies listed above, see pages 53 to 59 of the Registrant's Annual Report to Stockholders for the year ended December 31, 2000, which information is incorporated by reference herein.

     Mercshares periodically reviews and considers possible acquisitions of banks and other entities performing related activities and discusses such possible acquisitions with managements of the subject companies, and such acquisitions, which may be material, may be made from time to time. Acquisitions are normally subject to regulatory approval.

     In 2000, Mercshares completed its acquisitions of Union National Bancorp, Inc., and the Bank of Fruitland. Both acquisitions were accounted for using the purchase method of accounting.

     On July 14, 2000, Union National Bancorp's bank subsidiary merged into our affiliate, Westminster Union Bank. At the acquisition date, Union National had $297 million in total assets, and 2,261,162 shares of Mercshares were issued in the acquisition.

     The Bank of Fruitland was merged into our affiliate, Peninsula Bank, on December 1, 2000, with 1,100,000 shares of Mercshares common stock issued in the merger. The Bank of Fruitland had total assets of $133 million at the time of the merger.

                                  Operations
                                  ----------

     Mercantile-Safe Deposit and Trust Company and the Community Banks are engaged in a general commercial and retail banking business with normal banking services, including acceptance of demand, savings and time deposits and the making of various types of loans. Mercantile-Safe Deposit and Trust Company offers a full range of personal trust services, investment management services and (for corporate and institutional customers), investment advisory, financial and other services. As of December 31, 2000, assets under the investment supervision of the Trust Division had an estimated value of $14.3 billion, assets held in its personal and corporate custody accounts had an estimated value of $25 billion and assets held in escrow accounts had an estimated value of $21.5 million.

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

     For segment reporting information, see the following portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 2000, which information is incorporated by reference herein: Note 15 of Notes to Financial Statements on page 44 of the Annual Report, and information under the caption "Segment Reporting" on page 12 of the Annual Report.

                            Statistical Information
                            -----------------------

     The statistical information required in this Item 1 is incorporated by reference to the information appearing in Registrant's Annual Report to Stockholders for the year ended December 31, 2000, as follows:

Disclosure Required by Guide 3          Reference to 2000 Annual Report
------------------------------          --------------------------------

(I)   Distribution of Assets,
      Liabilities and Stockholder
      Equity; Interest Rates and
      Interest Differentials............Analysis of Interest Rates and Interest
                                        Differentials (pages 8-9)
                            ............Rate/Volume Analysis (page 10)
                            ............Non-performing Assets (page 18)

(II)  Investment Portfolio  ............Bond Investment Portfolio (page 15)

(III) Loan Portfolio        ............Year-End Loan Data (page 49)
                            ............Loan Maturity Schedule (page 19)
                            ............Asset/Liability and Liquidity
                                        Management (pages 20-22)
                            ............Non-performing Assets (page 18)

(IV)  Summary of Loan Loss
      Experience            ............Allowance for Loan Losses
                                        (pages 16-17)
                                        and Credit Risk Analysis (pages 14
                                        and 16)

                            ............Allocation of Allowance for Loan Losses
                                        (page 17)

(V)   Deposits              ............Analysis of Interest Rates and Interest
                                        Differentials (pages 8-9)
                            ............Notes to Financial Statements, Note
                                        5 - Deposits (page 35)

(VI)  Return on Equity
      and Assets            ............Return on Equity and Assets (page 51)


(VII) Short-Term Borrowings ............Notes to Financial Statements, Note
                                        6 (page 36)

                                   Employees
                                   ---------

     At December 31, 2000, Mercshares and its Affiliates had approximately 777 officers and 2,202 other employees. Of these, Mercantile-Safe Deposit and Trust Company employed 413 officers and 641 other employees and the Community Banks had 364 officers and 1,537 other employees.

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

     While Mercshares is the second largest bank holding company headquartered in Maryland, it is the largest independent bank holding company in the state. Mercantile-Safe Deposit and Trust Company is the seventh largest commercial bank in Maryland. During 2000, Mercshares also competed with Maryland-based bank subsidiaries of the first, second, sixth and ninth largest bank holding companies in the United States as well as banking subsidiaries of other non-Maryland bank holding companies. Measured in terms of assets under investment supervision, Mercantile-Safe Deposit and Trust Company believes it is one of the largest trust institutions in the southeastern United States. Mercantile-Safe Deposit and Trust Company competes for various classes of fiduciary and investment advisory business with other banks and trust companies, insurance companies, investment counseling firms, mutual funds and others.

     Mercantile Mortgage Corporation is one of many competitors in its area of activity. MBC Agency, Inc. is limited to providing credit life, health and accident insurance in connection with credit extended by the Affiliated Banks. Hopkins Plaza Agency, Inc. and MBC Leasing Corp. commenced business in 1996 and are small competitors in their areas of activity.

     The 20 Community Banks ranged in asset size from $44 million to $681 million, at December 31, 2000. They face competition in their own local service areas as well as from the larger competitors mentioned above.

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

1999 Federal Legislation
------------------------

     The enactment in November, 1999 of the Gramm-Leach-Bliley Act (the "1999 Act"), parts of which have become effective, represents the culmination of years of effort to repeal the provisions in the Banking Act of 1933 (generally known as "Glass Steagall") and restrictions in the Bank Holding Company Act of 1956 that, respectively, limited affiliations among, and overlapping business activities in, the banking, securities and insurance industries. Broadly speaking, through the establishment of a regulatory structure that permits a bank holding company to elect "financial holding company" status, the 1999 Act will permit, within a holding company system, a full range of banking, securities and insurance activities, including securities and insurance underwriting, as well as, with certain restrictions, merchant banking activities. The election is only available to bank holding companies whose bank and thrift subsidiaries are well capitalized, well managed, and have satisfactory Community Reinvestment Act ratings. With exceptions for insurance underwriting, merchant banking and real estate investment and development, the 1999 Act would also permit comparable expansion of national bank activities by banks meeting similar criteria, together with certain additional firewall and other requirements, through "financial subsidiaries" of national banks. Similarly, as a matter of Federal law, but still subject to State law, the 1999 Act greatly expands the potential financial activities of subsidiaries of State banks.

     If Mercshares were to elect financial holding company status under the 1999 Act, it would be permitted to engage in the full range of securities and insurance activities authorized by the 1999 Act, including securities and insurance underwriting, as well as certain permitted merchant banking activities.

     The 1999 Act is also intended to ensure that banking activities are regulated by bank regulators, securities activities are regulated by securities law regulators, and insurance activities are regulated by insurance regulators. In other words, it is intended to incorporate a system of functional regulation, although it retains the role of the Federal Reserve Board as the umbrella supervisor for holding companies. Consequently, effective May 12, 2001, various securities activities of banks will become subject to regulation by the Securities and Exchange Commission.

     With respect to the functional regulation goal of the 1999 Act, various provisions are expected to have the effect of banks "pushing out' those securities activities that have now become subject to Securities and Exchange

Commission regulation into separate brokerage subsidiaries or affiliates. Defined traditional banking activities, which include most of Mercantile-Safe Deposit and Trust Company's current Trust Division activities should not trigger Securities and Exchange Commission regulation or the so-called "push-out" process. However, Mercantile-Safe Deposit and Trust Company is forming and making the necessary applications to qualify two new subsidiaries to engage in securities activities. One is registering with the SEC as an investment adviser to serve the M.S.D.&T. family of mutual funds and certain other institutional accounts. The other is registering with the SEC as a broker-dealer to facilitate the purchase of shares of these mutual funds by bank customers and certain other potential activities.

     Provisions of the 1999 Act require and anticipate extensive new regulations, many of which have already been promulgated or proposed.

     It is not yet clear whether the 1999 Act and the implementation of functional regulation will have a material effect on the operations of Mercshares and its affiliates.

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

                             Cautionary Statement
                             --------------------

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of and pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. A forward-looking statement encompasses any estimate, prediction, opinion or statement of belief contained in this report, and the underlying management assumptions. Examples are statements concerning possible acquisitions, competitive conditions, effects of monetary policy, and the potential impact of legislation. A similar cautionary statement, concerning the content of the Registrant's Annual Report to Stockholders for the year ended December 31, 2000, is contained in that Report.

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

ITEM 2.  PROPERTIES
-------  ----------

     The main offices of Mercshares and Mercantile-Safe Deposit and Trust Company are located in a 21-story building at Hopkins Plaza in Baltimore owned by MBC Realty, LLC, a wholly owned subsidiary of Mercshares. At December 31, 2000, these offices occupied approximately 145,000 square feet (together with about 23,000 square feet leased in a nearby building). At December 31, 2000, Mercantile-Safe Deposit and Trust Company also occupied approximately 132,000 square feet of leased space in a building located in Linthicum, Maryland, in which its operations and certain other departments are located, and a 7,000 square foot call center facility in Federalsburg, Maryland. The Linthicum and Federalsburg properties are owned by MBC Realty, LLC. Of the 18 banking and bank-related offices occupied by Mercantile-Safe Deposit and Trust Company, four are owned in fee, six are owned subject to ground leases and eight are leased with aggregate annual rentals of approximately $1,398,000, not including rentals for the main office and adjacent premises owned by MBC Realty, LLC.

     Of the 176 banking offices of the Community Banks, 99 are owned in fee, 18 are owned subject to ground leases and 59 are leased, with aggregate annual rentals of approximately $3,247,000 as of December 31, 2000.

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

SPECIAL ITEM:  EXECUTIVE OFFICERS OF THE REGISTRANT
-------------  ------------------------------------

     The Executive Officers of Registrant are:

Name                          Position                                Age
-------------------------     ---------------------------------       ---
Edward J. Kelly, III          President and Chief
                               Executive Officer                       47
J. Marshall Reid (1)          President and Chief                      55
                               Operating Officer (Mercantile-
                               Safe Deposit and Trust Company)
Jack E. Steil                 Executive Vice President.                54
                              Chairman - Credit Policy
                               (Mercantile-Safe Deposit
                                and Trust Company)
Alan D. Yarbro                General Counsel and Secretary            59
Terry L. Troupe               Chief Financial Officer and
                               Treasurer                               53
Robert W. Johnson             Senior Vice President                    58
O. James Talbott, II          Senior Vice President                    57

-------------------------

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

     Effective March 1, 2001, Mr. Kelly succeeded H. Furlong Baldwin as President and Chief Executive of Mercshares and Chairman of the Board and Chief Executive Officer of Mercantile-Safe Deposit and Trust Company. Mr. Kelly served as Managing Director, Head of Global Financial Institutions, and as Co-Head of Investment Banking Client Management of J. P. Morgan, Chase & Co. during January, 2001. Prior thereto, during the past five years, he was a Managing Director of J. P. Morgan & Co. Incorporated and held the following additional positions with that Company: Head, Global Financial Institutions from February, 2000 through December, 2000; Co-Head, Global Financial Institutions and Head, Latin America Investment Banking from December, 1997 through February, 2000; Member, Global Investment Banking Committee from December, 1997 through December, 2000; and Co-Head, Financial Institutions (Americas) from February, 1996 through December, 1997.

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

                                    PART II
                                    -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------  -------------------------------------------------------------
         MATTERS
         -------

     Information required by this Item 5 is incorporated by reference to the information appearing under the captions "Dividends" and "Recent Common Stock Prices" on pages 23 and 24 of the Registrant's Annual Report to Stockholders for the year ended December 31, 2000.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

     The information required by this Item 6 is incorporated by reference to the information appearing under the caption "Five Year Selected Financial Data" on page 49 of the Registrant's Annual Report to Stockholders for the year ended December 31, 2000.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATION
         ------------

         The information required by this Item 7 is incorporated by reference to the information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 to 24 of the Registrant's Annual Report to Stockholders for the year ended December 31, 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-------- ----------------------------------------------------------

         The information required by this Item 7A is incorporated by reference to the information appearing under the captions "Asset/Liability and Liquidity Management", "Interest Rate Sensitivity Analysis" and "Earnings Simulation Model Projections" on pages 20-22 of the Registrant's Annual Report to Stockholders for the year ended December 31, 2000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

         The information required by this Item 8 and the report of the independent accountants thereon are incorporated by reference to pages 25 to 48 of the Registrant's Annual Report to Stockholders for the year ended December 31, 2000.

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

                                    PART IV
                                    -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------- ----------------------------------------------------------------

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

               (7) Articles of Amendment effective May 8, 1986 (Incorporated by reference to Registrant's Annual Report on Form 10- K for the year ended December 31, 1993, Exhibit 3-A(7), Commission File No. 0-5127).

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

          B. By-Laws of the Registrant, as amended to date (Incorporated by reference to Registrant's Registration Statement on Form S-8, File No. 333-90307, Exhibit 4.2 and, for amendments adopted February 2, 2001, to Form 8-K of Registrant filed February 13, 2001, Exhibit 3 B, Commission File No. 0-5127).

     (4) Instruments defining the rights of security holders, including indentures, Charter and by-laws: See Item 14(a)(3) above.

          A. Rights Agreement dated as of June 8, 1999 between Registrant and the Rights Agent, including Form of Rights Certificate and Articles Supplementary (Incorporated by reference to Form 8- K of Registrant filed June 11, 1999, Exhibit 4, Commission File No. 0-5127, and to Form 8-A of Registrant filed June 11, 1999, Exhibits 1, 2 and 3, Commission File No. 0-5127).

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

          B. Dividend Reinvestment and Stock Purchase Plan of Mercantile Bankshares Corporation (Incorporated by reference to the Plan text included in Registrant's Registration Statement on Form

               S-3, No. 33-44376).

          C. Executive Employment Agreement dated March 24, 1982, between Mercantile Bankshares Corporation, Mercantile-Safe Deposit and Trust Company and H. Furlong Baldwin, as amended by Agreements dated March 13, 1984 and December 13, 1988 (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, Exhibit 10 D, Commission File No. 0-
               5127), as amended by Agreement dated January 29, 1997 (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10 C, Commission file No. 0-5127), as amended by Agreement dated January 28, 1999 (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998,
               Exhibit 10 C, Commission File No. 0-5127), as amended by Agreement dated January 18, 2000 (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, Exhibit 10 C, Commission File No. 0-5127).

          D. Deferred Compensation Agreement, including supplemental pension and thrift plan arrangements, dated September 30, 1982, between Mercantile-Safe Deposit and Trust Company and H. Furlong Baldwin, as amended by Agreements dated as of October 24, 1983, March 13, 1984, January 1, 1987, December 8, 1987 and January 1, 1989 (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, Exhibit 10 E, Commission File No. 0-5127), as amended by Agreement dated February 1, 1997 (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996,
               Exhibit 10 D, Commission File No. 0-5127), as amended by Agreement dated February 22, 2001 (filed herewith).

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

          G. Executive Severance Agreement dated as of December 31, 1989 between Mercantile Bankshares Corporation and Mercantile-Safe Deposit and Trust Company, and H. Furlong Baldwin (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, Exhibit 10 Q, Commission File No. 0-5127), as amended by Agreement dated January 29, 1997 (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10 J, Commission File No. 0-5127), as amended by Agreement dated January 18, 2000 (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999,
               Exhibit 10 G, Commission File No. 0-5127).

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

          M. Mercantile Bankshares Corporation Retainer Stock Plan For Non-Employee Directors dated March 12, 1996 (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10 R, Commission File No. 0-
               5127).

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

          Q. Mercantile Bankshares Corporation Option Agreement with J. Marshall Reid, dated August 21, 1995 (Incorporated by reference to Registrant's Annual Report of Form 10-K for the year ended December 31, 1998, Exhibit 10 R, Commission File No. 0-5127).

          R. Mercantile Bankshares Corporation Option Agreement with Jack E. Steil, dated August 21, 1995 (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, Exhibit 10 S, Commission File No. 0-5127).

          S. Mercantile Bankshares Corporation Option Agreement with Terry L. Troupe, dated September 10, 1996 (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, Exhibit 10 S, Commission File No. 0-5127).

          T. Agreement dated February 2, 2001, among Mercantile Bankshares Corporation, Mercantile-Safe Deposit and Trust Company and H. Furlong Baldwin (Incorporated by reference to Form 8-K of Registrant filed February 13, 2001, Exhibit 10 T, Commission File No. 0-5127).

          U. Executive Employment Agreement dated February 2, 2001, among Mercantile Bankshares Corporation, Mercantile-Safe Deposit and Trust Company and Edward J. Kelly, III (Incorporated by reference to Form 8-K of Registrant filed February 13, 2001, Exhibit 10 U, Commission File No. 0-5127).

          V. Executive Severance Agreement dated February 2, 2001, among Mercantile Bankshares Corporation, Mercantile-Safe Deposit and

               Trust Company and Edward J. Kelly, III (Incorporated by reference to Form 8-K of Registrant filed February 13, 2001, Exhibit 10 V, Commission File No. 0-5127).

          W. Supplemental Retirement Agreement dated February 2, 2001, among Mercantile Bankshares Corporation, Mercantile-Safe Deposit and Trust Company and Edward J. Kelly, III (Incorporated by reference to Form 8-K of Registrant filed February 13, 2001, Exhibit 10 W, Commission File No. 0-5127).

          X. Mercantile Bankshares Corporation Option Agreement with Edward J. Kelly, III, dated March 2, 2001 (filed herewith).

          Y. Schedule and Form of Mercantile Bankshares Corporation Option Agreements entered into in 2000 with J. Marshall Reid (40,000 shares), Jack E. Steil (40,000 shares), Alan D. Yarbro (25,000 shares) and Terry L. Troupe (20,000 shares) (filed herewith).

     (13) Annual Report to security holders for the year ended December 31, 2000 (filed herewith).

     (21) Subsidiaries of the Registrant

          Information as to subsidiaries of the Registrant (filed herewith).

     (23) Consent

          Consent of Independent Accountants (filed herewith)

     (24) Power of Attorney

          Power of Attorney dated March 13, 2001 (filed herewith)

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                         INDEX TO FINANCIAL STATEMENTS

The Report of Independent Accountants as pertaining to the Consolidated
    Financial Statements of Mercantile Bankshares Corporation and Affiliates and related notes is incorporated by reference to page 25 of the Registrant's Annual Report to Stockholders for the year ended December 31, 2000.

Consolidated Financial Statements and related notes are incorporated by reference to the Registrant's Annual Report to Stockholders for the year ended December 31, 2000, and may be found on the pages of said Report as indicated in parentheses:

      Consolidated Balance Sheets, December 31, 2000 and 1999 (page 26) Statement of Consolidated Income for the years ended December 31, 2000,
       1999 and 1998 (page 27)
      Statement of Consolidated Cash Flows for the years ended December 31,
       2000, 1999 and 1998 (pages 28 and 29)
      Statement of Changes in Consolidated Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998 (page 30)
      Notes to Consolidated Financial Statements (pages 31 to 48)

Supplementary Data:

      Quarterly Results of Operations are incorporated by reference to the information appearing under the caption "Quarterly Results of Operations" on page 45 of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2000.

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

MERCANTILE BANKSHARES CORPORATION

By:  /S/ Edward J. Kelly, III                          March 26, 2001
     ---------------------------------------
     Edward J. Kelly, III, President and Chief
      Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Principal Executive Officer

/S/ Edward J. Kelly, III                               March 26, 2001
------------------------------------
Edward J. Kelly, III, President and Chief
 Executive Officer

Principal Financial Officer

/S/  Terry L. Troupe                                   March 26, 2001
------------------------------------
Terry L. Troupe
Chief Financial Officer

Principal Accounting Officer

/S/  Diana Nelson                                      March 26, 2001
------------------------------------
Diana Nelson
Controller

A majority of the Board of Directors:

William J. McCarthy, George L. Bunting, Jr., Morton B. Plant, Richard O. Berndt, Robert A. Kinsley, Darrell D. Friedman, Donald J. Shepard, Christian H. Poindexter, William R. Brody, Mary Junck, Cynthia A. Archer.


By:  /S/ Edward J. Kelly, III                          March 26, 2001
     --------------------------------
     Edward J. Kelly, III
      For Himself and as Attorney-in-Fact