Form 10-Q
period 2001-03-31
MERCANTILE BANKSHARES CORP
filed 2001-05-11
CIK 64908

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

                 For the Quarterly Period Ended March 31, 2001

                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from          to
                                                --------    --------

                         Commission File Number 0-5127
                         -----------------------------

                       MERCANTILE BANKSHARES CORPORATION
                       ---------------------------------
             (Exact name of registrant as specified in its charter)

                Maryland                               52-0898572
            ---------------                            ----------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification No.)


  2 Hopkins Plaza, Baltimore, Maryland                   21201
  ------------------------------------                   -----
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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. As of April 30, 2001, registrant had outstanding 71,174,878 shares of Common Stock.

                                                                          Page 2
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

                       MERCANTILE BANKSHARES CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                                        March 31,  December 31,
(Dollars in thousands, except per share data)                                                2001          2000
----------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks..............................................................  $  264,929    $  244,913
Interest-bearing deposits in other banks.............................................         355           454
Federal funds sold...................................................................      52,518        29,378
                                                                                       ----------    ----------
   Total cash and cash equivalents...................................................     317,802       274,745
                                                                                       ----------    ----------
Investment securities:
 U.S. Treasury and government agencies
  Available-for-sale at fair value...................................................   1,599,585     1,611,177
 States and political subdivisions
  Held-to-maturity -- fair value of $42,493 (2001) and $38,653 (2000)................      40,916        37,686
  Available-for-sale at fair value...................................................       1,371         1,357
 Other investments
  Held-to-maturity -- fair value of $13,446 (2001) and $13,068 (2000)................      13,446        13,068
  Available-for-sale at fair value...................................................      62,386        64,020
                                                                                       ----------    ----------
   Total investment securities.......................................................   1,717,704     1,727,308
                                                                                       ----------    ----------
Loans held-for-sale..................................................................      60,021         6,595
Loans................................................................................   6,788,018     6,693,294
Less: allowance for loan losses......................................................    (140,797)     (138,612)
                                                                                       ----------    ----------
   Loans, net........................................................................   6,647,221     6,554,682
                                                                                       ----------    ----------
Bank premises and equipment, less accumulated depreciation of
 $106,189 (2001) and $103,715 (2000).................................................     103,284       102,169
Other real estate owned, net.........................................................         656         1,005
Goodwill, net........................................................................     109,465       105,027
Other assets.........................................................................     163,335       166,499
                                                                                       ----------    ----------
   Total assets......................................................................  $9,119,488    $8,938,030
                                                                                       ==========    ==========
LIABILITIES
Deposits:
 Noninterest-bearing deposits........................................................  $1,577,009    $1,593,503
 Interest-bearing deposits...........................................................   5,422,389     5,203,038
                                                                                       ----------    ----------
   Total deposits....................................................................   6,999,398     6,796,541
Short-term borrowings................................................................     692,060       781,468
Accrued expenses and other liabilities...............................................     120,171        94,173
Long-term debt.......................................................................      92,547        92,547
                                                                                       ----------    ----------
   Total liabilities.................................................................   7,904,176     7,764,729
                                                                                       ----------    ----------
SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized 2,000,000 shares; issued and outstanding --
  None
Common stock, $2 par value; authorized 130,000,000 shares;
 issued 71,163,977 shares in 2001 and 71,098,750 shares in 2000......................     142,328       142,198
Capital surplus......................................................................     217,053       214,454
Retained earnings....................................................................     828,602       800,781
Accumulated other comprehensive income (loss)........................................      27,329        15,868
                                                                                       ----------    ----------
   Total shareholders' equity........................................................   1,215,312     1,173,301
                                                                                       ----------    ----------
    Total liabilities and shareholders' equity.......................................  $9,119,488    $8,938,030
                                                                                       ==========    ==========

See notes to consolidated financial statements

                                                                          Page 3
                       MERCANTILE BANKSHARES CORPORATION
                        STATEMENT OF CONSOLIDATED INCOME

                                                           For the 3 Months Ended
                                                                  March 31,
(Dollars in thousands, except per share data)                 2001        2000
----------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans................................ $   145,427 $   124,172
                                                           ----------- -----------
Interest and dividends on investment securities:
 Taxable interest income..................................      22,902      23,842
 Tax-exempt interest income...............................         488         147
 Dividends................................................         367         398
 Other investment income..................................         850          33
                                                           ----------- -----------
                                                                24,607      24,420
                                                           ----------- -----------
Other interest income.....................................         708         228
                                                           ----------- -----------
   Total interest income..................................     170,742     148,820
                                                           ----------- -----------
INTEREST EXPENSE
Interest on deposits......................................      55,145      40,005
Interest on short-term borrowings.........................       9,107      10,768
Interest on long-term debt................................       1,520       1,404
                                                           ----------- -----------
   Total interest expense.................................      65,772      52,177
                                                           ----------- -----------
NET INTEREST INCOME.......................................     104,970      96,643
Provision for loan losses.................................       2,951       3,015
                                                           ----------- -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES.......     102,019      93,628
                                                           ----------- -----------
NONINTEREST INCOME
Trust Division services...................................      17,131      16,890
Service charges on deposit accounts.......................       6,420       5,759
Mortgage banking related fees.............................       1,594         729
Investment securities gains and (losses)..................       1,539          69
Other income..............................................       7,031       6,233
                                                           ----------- -----------
   Total noninterest income...............................      33,715      29,680
                                                           ----------- -----------
NONINTEREST EXPENSES
Salaries..................................................      29,580      27,945
Employee benefits.........................................       7,926       7,158
Net occupancy expense of bank premises....................       3,435       2,686
Furniture and equipment expenses..........................       6,004       5,768
Communications and supplies...............................       3,277       3,112
Amortization of goodwill..................................       2,312         958
Other expenses............................................      10,130      10,943
                                                           ----------- -----------
   Total noninterest expenses.............................      62,664      58,570
                                                           ----------- -----------
Income before income taxes................................      73,070      64,738
Applicable income taxes...................................      26,712      23,153
                                                           ----------- -----------
NET INCOME................................................ $    46,358 $    41,585
                                                           =========== ===========
NET INCOME PER SHARE OF COMMON STOCK (Note 2):
 Basic.................................................... $       .65 $       .61
                                                           =========== ===========
 Diluted.................................................. $       .65 $       .60
                                                           =========== ===========

See notes to consolidated financial statements

                                                                          Page 4
                       MERCANTILE BANKSHARES CORPORATION
                      STATEMENT OF CONSOLIDATED CASH FLOWS

                                                         For the 3 Months Ended
Increase (decrease) in cash and cash equivalents                March 31,
(Dollars in thousands)                                          2001         2000
----------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.............................................  $    46,358  $    41,585
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Provision for loan losses.............................        2,951        3,015
 Depreciation and amortization.........................        3,030        2,343
 Amortization of goodwill..............................        2,312          958
 Investment securities (gains) and losses..............       (1,539)         (69)
 Write-downs of other real estate owned................           22            6
 Gains on sales of other real estate owned.............          (70)         (89)
Net (increase) decrease in assets:
 Interest receivable...................................        1,375       (2,145)
 Other receivables.....................................       (2,244)        (361)
 Other assets..........................................       (3,152)         462
 Loans held-for-sale...................................      (53,426)       2,287
Net increase (decrease) in liabilities:
 Interest payable......................................        3,510        3,147
 Accrued expenses......................................       (1,971)        (862)
 Taxes payable.........................................       25,738       22,060
                                                         -----------  -----------
   Net cash provided by operating activities...........       22,894       72,337
                                                         -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held-
 to-maturity...........................................          669        6,277
Proceeds from maturities of investment securities
 available-for-sale....................................      153,821      163,252
Proceeds from sales of investment securities available-
 for-sale..............................................        1,539          476
Purchases of investment securities held-to-maturity....       (4,278)      (4,695)
Purchases of investment securities available-for-sale..     (121,969)     (48,150)
Net increase in customer loans.........................      (95,888)    (190,545)
Proceeds from sales of other real estate owned.........          795          626
Capital expenditures...................................       (4,145)      (3,117)
Acquisition of commercial mortgage company.............       (7,000)          --
                                                         -----------  -----------
   Net cash used in investing activities...............      (76,456)     (75,876)
                                                         -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing
 deposits..............................................      (16,494)      46,718
Net increase in checking plus interest and savings
 accounts..............................................       34,365       18,702
Net increase in certificates of deposit................      184,986      120,111
Net increase (decrease) in short-term borrowings.......      (89,408)     (51,283)
Repayment of long-term debt............................           --           (1)
Proceeds from issuance of shares.......................        1,707        2,064
Repurchase of common shares............................           --      (16,993)
Dividends paid.........................................      (18,537)     (16,289)
                                                         -----------  -----------
   Net cash provided by financing activities...........       96,619      103,029
                                                         -----------  -----------
Net increase (decrease) in cash and cash equivalents...       43,057       99,490
Cash and cash equivalents at beginning of period.......      274,745      227,356
                                                         -----------  -----------
Cash and cash equivalents at end of period.............  $   317,802  $   326,846
                                                         ===========  ===========


See notes to consolidated financial statements

                                                                          Page 5
                       MERCANTILE BANKSHARES CORPORATION
           STATEMENT OF CHANGES IN CONSOLIDATED SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                       Accumulated
                                                                             Other
(Dollars in thousands,                  Common   Capital   Retained  Comprehensive
except per share data)         Total     Stock   Surplus   Earnings  Income (Loss)
----------------------------------------------------------------------------------
BALANCE, DECEMBER 31,
 1999...................  $  974,040  $137,292  $ 47,798  $ 796,192     $(7,242)
Net income..............      41,585                         41,585
Unrealized gains
 (losses) on securities
 available-for-sale, net
 of reclassification
 adjustment, net of
 taxes .................         669                                        669
                          ----------
Comprehensive income....      42,254
                          ----------
Cash dividends paid:
 Common stock ($.24 per
  share)................     (16,289)                       (16,289)
Issuance of 34,353
 shares for dividend
 reinvestment and stock
 purchase plan..........         938        68       870
Issuance of 8,864 shares
 for employee stock
 purchase dividend
 reinvestment plan......         253        18       235
Issuance of 55,805
 shares for employee
 stock option plan......         873       111       762
Purchase of 626,500
 shares under stock
 repurchase plan........     (16,993)   (1,253)  (15,740)
Vested stock options....         333                 333
Transfer to capital
 surplus................          --             100,000   (100,000)
                          ----------  --------  --------  ---------     -------
BALANCE, MARCH 31,
 2000...................  $  985,409  $136,236  $134,258  $ 721,488     $(6,573)
                          ==========  ========  ========  =========     =======
BALANCE, DECEMBER 31,
 2000...................  $1,173,301  $142,198  $214,454  $ 800,781     $15,868
Net income..............      46,358                         46,358
Unrealized gains
 (losses) on securities
 available-for-sale, net
 of reclassification
 adjustment, net of
 taxes (Note 5).........      11,461                                     11,461
                          ----------
Comprehensive income....      57,819
                          ----------
Cash dividends paid:
 Common stock ($.26 per
  share)................     (18,537)                       (18,537)
Issuance of 28,487
 shares for dividend
 reinvestment and stock
 purchase plan..........       1,004        57       947
Issuance of 5,522 shares
 for employee stock
 purchase dividend
 reinvestment plan......         217        11       206
Issuance of 31,218
 shares for employee
 stock option plan......         486        62       424
Vested stock options....       1,022               1,022
                          ----------  --------  --------  ---------     -------
BALANCE, MARCH 31,
 2001...................  $1,215,312  $142,328  $217,053  $ 828,602     $27,329
                          ==========  ========  ========  =========     =======

See notes to consolidated financial statements

                                                                          Page 6
                       MERCANTILE BANKSHARES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) The consolidated financial statements, which include the accounts of the Corporation and all of its affiliates, are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practice within the banking industry. In the opinion of management, the consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim period. These adjustments are of a normal recurring nature and include adjustments to eliminate all significant intercompany transactions. In view of the changing conditions in the national economy, the effect of actions taken by regulatory authorities and normal seasonal factors, the results for the interim period are not necessarily indicative of annual performance. For comparability, certain prior period amounts have been reclassified to conform with current period presentation.

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. These estimates and assumptions are based on information available as of the date of the financial statements and could differ from actual results.

2) Basic and diluted earnings per share (EPS) amounts are computed in accordance with the provisions of Statement of Financial Accounting Standard No. 128, Earnings per Share. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares which were 71,119,635 and 68,491,371 for the first quarter of 2001 and 2000, respectively. Diluted EPS is computed using the same components as in basic EPS with the denominator adjusted for the dilutive effect of stock options. The adjusted weighted average shares were 71,770,573 and 68,912,338 for the three months ended March 31, 2001 and 2000, respectively.

3) Under the provisions of Statements of Financial Accounting Standards No. 114 and 118, Accounting by Creditors for Impairment of a Loan, a loan is considered impaired, based upon current information and events, if it is probable that the Corporation will not collect all principal and interest payments according to the contractual terms of the loan agreement. Generally, a loan is considered impaired once either principal or interest payments become 90 days past due at the end of a calendar quarter. A loan may be considered impaired sooner if, in management's judgement, such action is warranted. The impairment of a loan is measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the repayment is expected to be provided predominantly by the underlying collateral. A majority of the Corporation's impaired loans are measured by reference to the fair value of the collateral. Interest income on impaired loans is recognized on the cash basis. Information with respect to impaired loans and the related valuation allowance (if the measure of the impaired loan is less than the recorded investment) as of March 31, 2001 and December 31, 2000 is shown below.

                                                        March 31, December 31,
  (Dollars in thousands)                                     2001         2000
 -----------------------------------------------------------------------------
  Impaired loans with a valuation allowance............  $  2,726     $  3,828
  Impaired loans with no valuation allowance...........    26,878       23,165
                                                         --------     --------
   Total impaired loans................................  $ 29,604     $ 26,993
                                                         ========     ========
  Allowance for loan losses applicable to impaired
   loans...............................................  $  1,175     $  1,375
  Allowance for loan losses applicable to other than
   impaired loans......................................   139,622      137,237
                                                         --------     --------
   Total allowance for loan losses.....................  $140,797     $138,612
                                                         ========     ========
  Year-to-date interest income on impaired loans
   recorded on the cash basis..........................  $     52     $    676
                                                         ========     ========
  Year-to-date average recorded investment in impaired
   loans during the period.............................  $ 29,604     $ 20,156
                                                         ========     ========
  Quarter-to-date interest income on impaired loans
   recorded on the cash basis..........................  $     52     $    482
                                                         ========     ========
  Quarter-to-date average recorded investment in
   impaired loans during the period....................  $ 29,604     $ 22,013
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

4) Various commitments to extend credit (lines of credit) are made in the nor-mal course of banking business. At March 31, 2001, total unused lines of credit approximated $2,790,650,000. In addition, letters of credit are is-sued for the benefit of customers by affiliated banks. Outstanding letters of credit were $185,540,000 at March 31, 2001.

                                                                         Page 7
5) The provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, established standards for disclosing comprehensive income in financial statements. The following table summarizes the related tax effect of unrealized gains (losses) on securities available-for-sale for the three months ended March 31, 2001 and 2000. The net amount is included in accumulated other comprehensive income
   (loss) in the Statement of Changes in Consolidated Shareholders' Equity on Page 5.

                                   For the 3 Months Ended March 31,
                                     2001                       2000
                           --------------------------  -----------------------
                                       Tax                       Tax
                           Pretax   (Expense)   Net    Pretax (Expense)  Net
(Dollars in thousands)     Amount    Benefit  Amount   Amount  Benefit  Amount
------------------------------------------------------------------------------
Unrealized gains (losses)
 on securities available-
 for-sale:
Unrealized holding gains
 (losses) arising during
 the period............... $20,178   $(7,787) $12,391   $897    $(186)   $711
Reclassification
 adjustment for (gains)
 losses included in net
 income...................  (1,539)      609     (930)   (69)      27     (42)
                           -------   -------  -------   ----    -----    ----
Total..................... $18,639   $(7,178) $11,461   $828    $(159)   $669
                           =======   =======  =======   ====    =====    ====

6) Under the provisions of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, Mercantile Bankshares Corporation has two reportable segments -- its twenty Community Banks and Mercantile - Safe Deposit & Trust Company (MSD&T) which consists of the Banking Division and the Trust Division.

   The following tables present selected segment information for the three months ended March 31, 2001 and 2000. The components in the "Other" column consist of amounts for the nonbank affiliates and intercompany eliminations. Certain expense amounts such as operations overhead have been reclassified from internal financial reporting in order to provide for full cost absorption. These reclassifications are shown in the "Adjustments" line.

2001                      MSD&T     MSD&T     Total     Community
(Dollars in thousands)   Banking    Trust     MSD&T       Banks       Other      Total
------------------------------------------------------------------------------------------
Net interest income..... $ 34,851  $   --   $   34,851  $   70,163  $     (44) $  104,970
Provision for loan
 losses.................   (2,283)     --       (2,283)       (668)       --       (2,951)
Noninterest income......    7,637   17,107      24,744      10,898     (1,927)     33,715
Noninterest expenses....  (18,749) (10,024)    (28,773)    (36,131)     2,240     (62,664)
Adjustments.............    3,081     (442)      2,639      (5,331)     2,692         --
                         --------  -------  ----------  ----------  ---------  ----------
Income (loss) before
 income taxes...........   24,537    6,641      31,178      38,931      2,961      73,070
Income tax (expense)
 benefit................   (8,868)  (2,657)    (11,525)    (14,474)      (713)    (26,712)
                         --------  -------  ----------  ----------  ---------  ----------
Net income (loss)....... $ 15,669  $ 3,984  $   19,653  $   24,457  $   2,248  $   46,358
                         ========  =======  ==========  ==========  =========  ==========
Average assets..........                    $3,357,914  $5,684,078  $(121,700) $8,920,292
Average equity..........                       372,839     688,013    119,537   1,180,389
2000                      MSD&T     MSD&T     Total     Community
(Dollars in thousands)   Banking    Trust     MSD&T       Banks       Other      Total
------------------------------------------------------------------------------------------
Net interest income..... $ 33,648  $    --  $   33,648  $   63,621  $    (626) $   96,643
Provision for loan
 losses.................   (1,636)      --      (1,636)     (1,379)        --      (3,015)
Noninterest income......    5,798   17,048      22,846       9,508     (2,674)     29,680
Noninterest expenses....  (18,155)  (9,710)    (27,865)    (32,359)     1,654     (58,570)
Adjustments.............    2,761     (586)      2,175      (3,295)     1,120          --
                         --------  -------  ----------  ----------  ---------  ----------
Income (loss) before
 income taxes...........   22,416    6,752      29,168      36,096       (526)     64,738
Income tax (expense)
 benefit................   (8,052)  (2,690)    (10,742)    (13,078)       667     (23,153)
                         --------  -------  ----------  ----------  ---------  ----------
Net income (loss)....... $ 14,364  $ 4,062  $   18,426  $   23,018  $     141  $   41,585
                         ========  =======  ==========  ==========  =========  ==========
Average assets..........                    $3,020,000  $5,026,724  $(130,190) $7,916,534
Average equity..........                       351,380     616,034     29,950     997,364

7) The Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. The Corporation has not found it necessary to extensively use derivative instruments and only one swap agreement, with a notional amount of approximately $3,300,000, was outstanding at March 31, 2001. The swap is considered a fair value hedge under SFAS No. 133. The transition adjustment and the adjustment to record the change in fair value of the derivative associated with the swap, as required by SFAS No. 133, did not have a material effect on the Corporation's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       MERCANTILE BANKSHARES CORPORATION

Consolidated Financial Results

Mercantile Bankshares Corporation reported net income of $46,358,000 for the quarter ended March 31, 2001, an increase of 11.5% over net income of $41,585,000 for the same period in 2000. Diluted net income per share was $.65 for the quarter ended March 31, 2001, an increase of 8.3% from the $.60 reported for the first quarter last year. Cash net income, which excludes amortization of goodwill, was $48,670,000 for the quarter ended March 31, 2001, an increase of 14.4% over $42,543,000 for the same period last year. Diluted cash net income per share was $.68 for the first quarter 2001 as compared to $.62 for the same period last year, an increase of 9.7%. The results for this year's first quarter include Union National Bank and The Bank of Fruitland which were merged during the prior year's third and fourth quarters, respectively.

Return on average assets for the quarter was 2.11%, return on average tangible equity was 18.34% and average tangible equity to average assets was 12.21%. These key performance measures reflect Mercantile's continuing profitability and financial strength, and were equal to or improved from the results for the same period last year at 2.11% for the return on average assets, and 17.99% and 12.09%, for return on average tangible equity and average tangible equity to average assets, respectively.

Net Interest Income and Net Interest Margin

Net interest income for the quarter ended March 31, 2001 increased 8.6% to $104,970,000 from $96,643,000 the prior year. The growth in net interest income is attributable to the continuing strong growth in average earning assets, which increased 12.7%, compared to March 31, 2000. Average loans increased 16.8% over the same period in the prior year, to $6,753,493,000 for the quarter ended March 31, 2001. The previously mentioned bank acquisitions accounted for approximately 30% of this growth. Funding for the increase in earning assets came from a 14.9% growth in average total deposits, with the recent acquisitions accounting for approximately 40% of this growth. Offsetting the positive growth was a decline in the net interest margin to 5.09% from the 5.24% reported in the fourth quarter 2000 and from 5.22% in the first quarter 2000. This decline was attributed to the 150 basis point reduction in the discount rate by the Federal Reserve during the first quarter 2001. The company is asset sensitive, with assets repricing more quickly with changes in interest rates than liabilities. This means that the net interest margin generally expands when interest rates rise, as they did during the course of last year, and contracts when rates fall. See the Analysis of Interest Rates and Interest Differentials on page 11.

Noninterest Income

Noninterest income increased 13.6% to $33,715,000 for the first quarter 2001. Included in this increase was a gain of $1,541,000 from the sale of some equity securities held in the available-for-sale portfolio. Excluding the investment securities gain, the growth rate was 8.7% for the same period. Trust Division revenues grew 1.4% to $17,131,000 for the quarter ended March 31, 2001. Since trust revenues are primarily based on the market value of assets administered, the decline in the stock market values over the past year contributed to slower revenue growth. Mortgage banking revenues more than doubled to $1,594,000. Revenues benefited from increased volume in residential loan originations as a result of declining interest rates. On March 1, 2001, additional commercial mortgage origination and servicing capacity was provided by an affiliation between Mercantile Mortgage Corporation and the former commercial financing subsidiary of Columbia National Incorporated. This affiliation added a commercial real estate loan servicing portfolio of nearly $5 billion, of which $1 billion is servicing owned.

Noninterest Expenses

Noninterest expenses for the quarter ended March 31, 2001, increased 7.0% to $62,664,000 from $58,570,000 for the first quarter of 2000. The key measure of expense management is the efficiency ratio, which improved to 45.1% this year from 46.0% in the prior year. The increase in salaries and employee benefits is a result of increased staff from acquisitions and a general increase in costs for the health and welfare benefit plans. The increase in net occupancy expenses is also attributable to the acquisitions. Other expenses decreased 7.4% as a result of reduced expense for the deferred compensation plan for directors. The cost of this plan fluctuates with the market value of Mercantile's stock. Amortization of goodwill, which increased by 141.3%, includes accelerated amortization of $250,000 as a result of the prepayment of investment securities acquired in the Union National Bank acquisition. Noninterest expense, excluding goodwill, was $60,352,000 for the first quarter 2001, an increase of 4.8% from $57,612,000 for the prior year.

Analysis of Financial Condition

  At March 31, 2001, total assets increased 2.0% to $9,119,488,000 compared to $8,938,030,000 at December 31, 2000. Comparing March 31, 2001 to the same period in the prior year reflects an increase of 13.0%. The recent acquisitions accounted for approximately 40% of this growth. Total earning assets increased 1.9% to $8,618,616,000 at March 31, 2001 from $8,457,029,000 at December 31, 2000. Loans at March 31, 2001 were $6,788,018,000, an increase of 1.4% from the $6,693,294,000 level at December 31, 2000.

  Total deposits increased 3.0% to $6,999,398,000 as of March 31, 2001 from $6,796,541,000 at December 31, 2000. Interest-bearing deposits were $5,422,389,000, an increase of 4.2% from December 31, 2000. Interest-bearing deposits were 77.5% of total deposits at March 31, 2001, which represented an increase from the 76.6% at December 31, 2000. Noninterest-bearing deposits declined 1.0% to $1,577,009,000 as of March 31, 2001, compared to $1,593,503,000 at December 31, 2000.

  Total shareholders' equity increased 3.6% to $1,215,312,000 at March 31, 2001, from $1,173,301,000 at December 31, 2000. The Corporation, having purchased no shares this quarter, still has authorization to repurchase up to
2.5 million shares under prior authorizations. For more details see the Statement of Changes in Consolidated Shareholders' Equity on page 5.

Asset Quality

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, renegotiated loans and other real estate owned (i.e., real estate acquired in foreclosure or in lieu of foreclosure). With respect to nonaccrual loans, the Corporation's policy is that, regardless of the value of the underlying collateral and/or guarantees, no interest is accrued on the entire balance once either principal or interest payments on any loan become 90 days past due at the end of a calendar quarter. All accrued and uncollected interest on such loans is eliminated from the income statement and is recognized only as collected. A loan may be put on nonaccrual status sooner than this standard if, in management's judgement, such action is warranted. During the three months ended March 31, 2001, nonperforming assets increased $2,053,000 to $33,423,000. Nonperforming loans, one of the components of nonperforming assets, increased $2,402,000 while other real estate owned, the other component, decreased $349,000. Nonperforming assets as a percent of period-end loans and other real estate owned was .49% at March 31, 2001 and .47% at the end of last year.

The table below presents a comparison of nonperforming assets at March 31, 2001 and December 31, 2000.

Nonperforming Assets                                    March 31, December 31,
(Dollars in thousands)                                       2001         2000
------------------------------------------------------------------------------
Nonaccrual loans (1)...................................  $32,767       $30,365
Renegotiated loans (1).................................       --            --
Loans contractually past due 90 days or more and still
 accruing interest.....................................       --            --
                                                         -------       -------
   Total nonperforming loans...........................   32,767        30,365
Other real estate owned................................      656         1,005
                                                         -------       -------
   Total nonperforming assets..........................  $33,423       $31,370
                                                         =======       =======
Nonperforming assets as a percent of period-end loans
 and other real estate owned...........................     .49%          .47%
                                                         =======       =======

(1) Aggregate gross interest income of $768,000 and $3,276,000 for the first quarter of 2001 and the year 2000, respectively, on nonaccrual and renegotiated loans, would have been recorded if these loans had been accruing on their original terms throughout the period or since origination if held for part of the period. The amount of interest income on the nonaccrual and renegotiated loans that was recorded totalled $55,000 and $1,126,000 for the first three months of 2001 and the year 2000, respectively.

Note: The Corporation was monitoring loans estimated to aggregate $4,122,000 at March 31, 2001 and $3,778,000 at December 31, 2000, not classified as nonaccrual or renegotiated loans. These loans had characteristics which indicated they might result in such classification in the future.

Allowance and Provision for Loan Losses

Each Mercantile Bankshares Corporation (MBC) affiliate is required to maintain an allowance for loan losses adequate to absorb inherent losses in the loan portfolio. Management at each affiliate, along with MBC management, maintains a regular overview to assure that adequacy. On a periodic basis, significant credit exposures, nonperforming loans, impaired loans, historical losses by loan type and various statistical measurements of asset quality are examined to assure the adequacy of the allowance for loan losses.

The allowance for loan losses has been established through provisions for loan losses charged against income. The provision for loan losses for the first quarter of 2001 was $2,951,000 and $3,015,000 for the same period last year. Loans deemed to be uncollectible are charged against the allowance for loan losses and any subsequent recoveries are credited to the allowance. Intensive collection efforts continue after charge-off in order to maximize recovery amounts. Net charge-offs were $766,000 for the first three months of 2001 compared to net recoveries of $177,000 for the same period in 2000. The allowance for loan losses to period-end loans was 2.07% at March 31, 2001 and 2.05% at the end of the first quarter last year.


The following table presents a summary of the activity in the Allowance for Loan Losses for the three months ended March 31, 2001 and 2000:

                                                      For the 3 Months Ended
Allowance for Loan Losses                                    March 31,
(Dollars in thousands)                                       2001          2000
--------------------------------------------------------------------------------
Allowance balance -- beginning......................  $   138,612   $   117,997
Charge-offs:
 Commercial.........................................         (879)          (56)
 Real estate -- construction........................           --           (11)
 Real estate -- mortgage............................          (18)         (254)
 Consumer...........................................         (690)         (773)
                                                      -----------   -----------
  Total.............................................       (1,587)       (1,094)
                                                      -----------   -----------
Recoveries:
 Commercial.........................................          354           516
 Real estate -- construction........................           --           174
 Real estate -- mortgage............................          138            94
 Consumer...........................................          329           487
                                                      -----------   -----------
  Total.............................................          821         1,271
                                                      -----------   -----------
Net (charge-offs)/recoveries........................         (766)          177
Provision for loan losses...........................        2,951         3,015
                                                      -----------   -----------
Allowance balance -- ending.........................  $   140,797   $   121,189
                                                      ===========   ===========
Average loans.......................................  $ 6,753,493   $ 5,783,962
                                                      ===========   ===========
Net (charge-offs)/recoveries -- annualized as a
 percent of average loans...........................         (.05)%         .01%
                                                      ===========   ===========
Period-end loans....................................  $ 6,788,018   $ 5,902,512
                                                      ===========   ===========
Allowance for loan losses as a percent of period-end
 loans..............................................         2.07%         2.05%
                                                      ===========   ===========

Cautionary Statement

This report contains forward-looking statements within the meaning of and pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. A forward-looking statement encompasses any estimate, prediction, opinion or statement of belief contained in this report, and the underlying management assumptions. Such statements in this report include identification of trends, loan growth, comments on adequacy of the allowance for loan losses, effects of asset sensitivity and interest rate changes, and information concerning market risk referenced in Item 3. Forward-looking statements are based on current expectations and assessments of potential developments affecting market conditions, interest rates and other economic conditions, and results may ultimately vary from the statements made in this report.

                       MERCANTILE BANKSHARES CORPORATION

ANALYSIS OF INTEREST RATES AND INTEREST DIFFERENTIALS

The following table presents the distribution of the average consolidated balance sheets, interest income/expense and annualized yields earned and rates paid through the first three months of 2001 and 2000.

                                     2001                         2000
                          ---------------------------- ----------------------------
                           Average    Income*/ Yield*/  Average    Income*/ Yield*/
(Dollars in thousands)     Balance    Expense   Rate    Balance    Expense   Rate
-----------------------------------------------------------------------------------
Earning assets
 Loans:
  Commercial............  $2,376,990  $ 52,973  9.04%  $2,094,958  $ 46,796  8.98%
  Real estate...........   3,550,430    75,848  8.66    2,992,315    63,636  8.55
  Consumer..............     826,073    17,914  8.79      696,689    14,798  8.54
                          ----------  --------         ----------  --------
    Total loans.........   6,753,493   146,735  8.81    5,783,962   125,230  8.71
                          ----------  --------         ----------  --------
Federal funds sold......      48,359       703  5.90       16,497       226  5.51
Securities**:
  Taxable securities
   U.S. Treasury
    securities..........   1,398,306    19,467  5.65    1,656,290    23,104  5.61
   U.S. Agency
    securities..........     191,005     3,435  7.29       46,678       738  6.36
   Other stocks and
    bonds...............      62,552     1,266  8.21       22,834       477  8.40
  Tax-exempt securities
   States and political
    subdivisions........      38,907       807  8.41       12,046       243  8.11
                          ----------  --------         ----------  --------
    Total securities....   1,690,770    24,975  5.99    1,737,848    24,562  5.68
                          ----------  --------         ----------  --------
 Interest-bearing
  deposits in other
  banks.................         394         5  5.26          152         2  4.49
                          ----------  --------         ----------  --------
    Total earning
     assets.............   8,493,016   172,418  8.23    7,538,459   150,020  8.00
                                      --------                     --------
Cash and due from
 banks..................     205,809                      214,136
Bank premises and
 equipment, net.........     103,033                       95,506
Other assets............     258,655                      187,374
Less: allowance for loan
 losses.................    (140,221)                    (118,941)
                          ----------                   ----------
    Total assets........  $8,920,292                   $7,916,534
                          ==========                   ==========
Interest-bearing
 liabilities
 Deposits:
  Savings deposits......  $2,350,680    11,726  2.02   $2,352,664    11,821  2.02
  Certificates of
   deposit $100,000 and
   over.................   1,099,294    16,891  6.23      767,959    10,459  5.48
  Other time deposits...   1,854,208    26,528  5.80    1,440,931    17,725  4.95
                          ----------  --------         ----------  --------
    Total interest-
     bearing deposits...   5,304,182    55,145  4.22    4,561,554    40,005  3.53
  Short-term
   borrowings...........     739,113     9,107  5.00      828,419    10,768  5.23
  Long-term debt........      92,547     1,520  6.66       82,682     1,404  6.83
                          ----------  --------         ----------  --------
    Total interest-
     bearing funds......   6,135,842    65,772  4.35    5,472,655    52,177  3.83
                                      --------                     --------
Noninterest-bearing
 deposits...............   1,497,464                    1,356,820
Other liabilities and
 accrued expenses.......     106,597                       89,695
                          ----------                   ----------
    Total liabilities...   7,739,903                    6,919,170
Shareholders' equity....   1,180,389                      997,364
                          ----------                   ----------
    Total liabilities
     and shareholders'
     equity.............  $8,920,292                   $7,916,534
                          ==========                   ==========
Net interest income.....              $106,646                     $ 97,843
                                      ========                     ========
Net interest rate
 spread.................                        3.88%                        4.17%
Effect of noninterest-
 bearing funds..........                        1.21                         1.05
                                                ----                         ----
Net interest margin on
 earning assets.........                        5.09%                        5.22%
                                                ====                         ====
Taxable-equivalent
 adjustment included in:
  Loan income...........              $  1,308                     $  1,058
  Investment securities
   income...............                   368                          142
                                      --------                     --------
    Total...............              $  1,676                     $  1,200
                                      ========                     ========

 *Presented on a tax-equivalent basis using the statutory federal corporate income tax rate of 35%.
**Balances reported at amortized cost; excludes pretax unrealized gains
  (losses) on securities available-for-sale.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information responsive to this Item as of December 31, 2000 appears under the captions "Asset/Liability and Liquidity Management", "Interest Rate Sensitivity Analysis" and "Earnings Simulation Model Projections" on pages 20-22 of the registrant's 2000 Annual Report to Shareholders, filed as Exhibit 13 to registrant's Annual Report on Form 10-K for the year ended December 31, 2000. There was no material change in such information as of March 31, 2001.

PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K


  (a) Form 8-K filed, dated February 13, 2001, Item 5. Other Events.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MERCANTILE BANKSHARES CORPORATION

May 9, 2001                           Principal Executive Officer

                                      /s/ Edward J. Kelly, III
                                      _________________________________________
                                      By: Edward J. Kelly, III
                                      President and
                                      Chief Executive Officer



May 9, 2001                           Principal Financial Officer

                                      /s/ Terry L. Troupe
                                      _________________________________________
                                      By: Terry L. Troupe
                                      Chief Financial Officer



May 9, 2001                           Chief Accounting Officer

                                      /s/ Diana E. Nelson
                                      _________________________________________
                                      By: Diana E. Nelson
                                      Controller and Chief Accounting Officer