Form 10-Q
period 2001-06-30
MERCANTILE BANKSHARES CORP
filed 2001-08-09
CIK 64908

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

                  For the Quarterly Period Ended June 30, 2001

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
As of July 31, 2001, registrant had outstanding 69,744,072 shares of Common
Stock.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

                       MERCANTILE BANKSHARES CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                                         June 30,  December 31,
(Dollars in thousands, except per share data)                                                2001          2000
----------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks..............................................................  $  294,679    $  244,913
Interest-bearing deposits in other banks.............................................         356           454
Federal funds sold...................................................................      36,364        29,378
                                                                                       ----------    ----------
   Total cash and cash equivalents...................................................     331,399       274,745
                                                                                       ----------    ----------
Investment securities:
 Available-for-sale at fair value
  U.S. Treasury and government agencies -- amortized cost of $1,615,391 (2001) and
   $1,600,232 (2000).................................................................   1,639,236     1,611,177
  States and political subdivisions -- amortized cost of $1,349 (2001) and $1,350
   (2000)............................................................................       1,370         1,357
  Other investments -- amortized cost of $46,054 (2001) and $49,507 (2000)...........      59,627        64,020
 Held-to-maturity at amortized cost
  States and political subdivisions -- fair value of $42,131 (2001) and $38,653
   (2000)............................................................................      40,706        37,686
  Other investments -- fair value of $13,454 (2001) and $13,068 (2000)...............      13,454        13,068
                                                                                       ----------    ----------
   Total investment securities.......................................................   1,754,393     1,727,308
                                                                                       ----------    ----------
Loans held-for-sale..................................................................      43,403         6,595

Loans................................................................................   6,923,139     6,693,294
Less: allowance for loan losses......................................................    (143,605)     (138,612)
                                                                                       ----------    ----------
   Loans, net........................................................................   6,779,534     6,554,682
                                                                                       ----------    ----------
Bank premises and equipment, less accumulated depreciation of
 $109,053 (2001) and $103,715 (2000).................................................     103,386       102,169
Other real estate owned, net.........................................................          66         1,005
Goodwill, net........................................................................     106,971       105,027
Other assets.........................................................................     161,390       166,499
                                                                                       ----------    ----------
   Total assets......................................................................  $9,280,542    $8,938,030
                                                                                       ==========    ==========
LIABILITIES
Deposits:
 Noninterest-bearing deposits........................................................  $1,657,547    $1,593,503
 Interest-bearing deposits...........................................................   5,471,217     5,203,038
                                                                                       ----------    ----------
   Total deposits....................................................................   7,128,764     6,796,541
Short-term borrowings................................................................     717,328       781,468
Accrued expenses and other liabilities...............................................     112,437        94,173
Long-term debt.......................................................................      84,200        92,547
                                                                                       ----------    ----------
   Total liabilities.................................................................   8,042,729     7,764,729
                                                                                       ----------    ----------
SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized 2,000,000 shares; issued and outstanding --
  None
Common stock, $2 par value; authorized 130,000,000 shares;
 issued 71,237,313 shares in 2001 and 71,098,750 shares in 2000......................     142,475       142,198
Capital surplus......................................................................     218,876       214,454
Retained earnings....................................................................     853,289       800,781
Accumulated other comprehensive income (loss)........................................      23,173        15,868
                                                                                       ----------    ----------
   Total shareholders' equity........................................................   1,237,813     1,173,301
                                                                                       ----------    ----------
    Total liabilities and shareholders' equity.......................................  $9,280,542    $8,938,030
                                                                                       ==========    ==========

See notes to consolidated financial statements

                       MERCANTILE BANKSHARES CORPORATION
                        STATEMENT OF CONSOLIDATED INCOME

                                               For the 6 Months Ended  For the 3 Months Ended
                                                      June 30,                June 30,
(Dollars in thousands, except per share data)     2001        2000        2001        2000
----------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans........             $   285,066 $   256,907 $   139,639 $   132,735
                                               ----------- ----------- ----------- -----------
Interest and dividends on
 investment securities:
 Taxable interest income..........                  45,904      46,470      23,002      22,628
 Tax-exempt interest income.......                   1,002         349         514         202
 Dividends........................                     680         682         313         284
 Other investment income..........                   1,690          68         840          35
                                               ----------- ----------- ----------- -----------
                                                    49,276      47,569      24,669      23,149
                                               ----------- ----------- ----------- -----------
Other interest income.............                   2,573         607       1,865         379
                                               ----------- ----------- ----------- -----------
   Total interest income..........                 336,915     305,083     166,173     156,263
                                               ----------- ----------- ----------- -----------
INTEREST EXPENSE
Interest on deposits..............                 108,938      82,331      53,793      42,326
Interest on short-term
 borrowings.......................                  16,054      22,831       6,947      12,063
Interest on long-term debt........                   3,045       2,807       1,525       1,403
                                               ----------- ----------- ----------- -----------
   Total interest expense.........                 128,037     107,969      62,265      55,792
                                               ----------- ----------- ----------- -----------
NET INTEREST INCOME...............                 208,878     197,114     103,908     100,471
Provision for loan losses.........                   6,129       8,429       3,178       5,414
                                               ----------- ----------- ----------- -----------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES........                 202,749     188,685     100,730      95,057
                                               ----------- ----------- ----------- -----------
NONINTEREST INCOME
Trust Division services...........                  34,659      34,254      17,528      17,364
Service charges on deposit
 accounts.........................                  13,300      11,696       6,880       5,937
Mortgage banking related fees.....                   4,861       1,494       3,267         765
Investment securities gains and
 (losses).........................                   1,539          69          --          --
Other income......................                  15,114      13,645       8,083       7,412
                                               ----------- ----------- ----------- -----------
   Total noninterest income.......                  69,473      61,158      35,758      31,478
                                               ----------- ----------- ----------- -----------
NONINTEREST EXPENSES
Salaries..........................                  60,565      56,663      30,985      28,718
Employee benefits.................                  15,136      13,483       7,210       6,325
Net occupancy expense of bank
 premises.........................                   6,771       5,459       3,336       2,773
Furniture and equipment expenses..                  11,748      11,219       5,744       5,451
Communications and supplies.......                   6,573       6,073       3,296       2,961
Amortization of goodwill..........                   4,805       1,916       2,493         958
Other expenses....................                  22,472      23,464      12,342      12,521
                                               ----------- ----------- ----------- -----------
   Total noninterest expenses.....                 128,070     118,277      65,406      59,707
                                               ----------- ----------- ----------- -----------
Income before income taxes........                 144,152     131,566      71,082      66,828
Applicable income taxes...........                  53,170      47,444      26,458      24,291
                                               ----------- ----------- ----------- -----------
NET INCOME........................             $    90,982 $    84,122 $    44,624 $    42,537
                                               =========== =========== =========== ===========
NET INCOME PER SHARE OF COMMON
 STOCK (Note 2):
 Basic............................             $      1.28 $      1.23 $       .63 $       .63
                                               =========== =========== =========== ===========
 Diluted..........................             $      1.27 $      1.22 $        62 $       .62
                                               =========== =========== =========== ===========

See notes to consolidated financial statements

                       MERCANTILE BANKSHARES CORPORATION
                      STATEMENT OF CONSOLIDATED CASH FLOWS

                                                         For the 6 Months Ended
Increase (decrease) in cash and cash equivalents                June 30,
(Dollars in thousands)                                          2001         2000
----------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.............................................  $    90,982  $    84,122
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Provision for loan losses.............................        6,129        8,429
 Depreciation and amortization.........................        6,151        5,169
 Amortization of goodwill..............................        4,805        1,916
 Investment securities (gains) and losses..............       (1,539)         (69)
 Write-downs of other real estate owned................           36            9
 Gains on sales of other real estate owned.............         (267)        (162)
 Gains on sales of buildings...........................         (510)          --
Net (increase) decrease in assets:
 Interest receivable...................................        2,804         (656)
 Other receivables.....................................       (2,019)        (180)
 Other assets..........................................         (356)         649
 Loans held-for-sale...................................      (36,808)         171
Net increase (decrease) in liabilities:
 Interest payable......................................        2,824        4,151
 Accrued expenses......................................       (3,274)      (2,866)
 Taxes payable.........................................       19,998        6,123
                                                         -----------  -----------
   Net cash provided by operating activities...........       88,956      106,806
                                                         -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held-
 to-maturity...........................................        1,579        6,530
Proceeds from maturities of investment securities
 available-for-sale....................................      353,303      284,169
Proceeds from sales of investment securities available-
 for-sale..............................................        1,539          700
Purchases of investment securities held-to-maturity....       (4,986)      (9,486)
Purchases of investment securities available-for-sale..     (365,007)    (106,545)
Net increase in customer loans.........................     (231,379)    (402,122)
Proceeds from sales of other real estate owned.........        1,568        1,359
Capital expenditures...................................       (7,774)      (6,711)
Proceeds from sales of buildings.......................          916           --
Acquisition of commercial mortgage company.............       (7,000)          --
                                                         -----------  -----------
   Net cash used in investing activities...............     (257,241)    (232,106)
                                                         -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing
 deposits..............................................       64,044       99,571
Net increase (decrease) in checking plus interest and
 savings accounts......................................       91,427      (58,789)
Net increase in certificates of deposit................      176,752      158,574
Net increase (decrease) in short-term borrowings.......      (64,140)      90,491
Repayment of long-term debt............................       (8,347)        (136)
Proceeds from issuance of shares.......................        3,677        3,387
Repurchase of common shares............................           --      (20,395)
Dividends paid.........................................      (38,474)     (33,973)
                                                         -----------  -----------
   Net cash provided by financing activities...........      224,939      238,730
                                                         -----------  -----------
Net increase (decrease) in cash and cash equivalents...       56,654      113,430
Cash and cash equivalents at beginning of period.......      274,745      227,356
                                                         -----------  -----------
Cash and cash equivalents at end of period.............  $   331,399  $   340,786
                                                         ===========  ===========


See notes to consolidated financial statements

                       MERCANTILE BANKSHARES CORPORATION
           STATEMENT OF CHANGES IN CONSOLIDATED SHAREHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                                                       Accumulated
                                                                             Other
(Dollars in thousands,                  Common   Capital   Retained  Comprehensive
except per share data)         Total     Stock   Surplus   Earnings  Income (Loss)
----------------------------------------------------------------------------------
BALANCE, DECEMBER 31,
 1999...................  $  974,040  $137,292  $ 47,798  $ 796,192    $ (7,242)

Net income..............      84,122                         84,122
Unrealized gains
 (losses) on securities
 available-for-sale,
 net of reclassification
 adjustment, net of
 taxes .................       2,840                                      2,840
                          ----------
Comprehensive income....      86,962
                          ----------
Cash dividends paid:
 Common stock ($.50 per
  share)................     (33,973)                       (33,973)
Issuance of 68,454
 shares for dividend
 reinvestment and stock
 purchase plan..........       1,906       137     1,769
Issuance of 17,240
 shares for employee
 stock purchase dividend
 reinvestment plan......         508        34       474
Issuance of 62,640
 shares for employee
 stock option plan......         973       125       848
Purchase of 741,000
 shares under stock
 repurchase plan........     (20,395)   (1,482)  (18,913)
Vested stock options....         333                 333
Transfer to capital
 surplus................          --             100,000   (100,000)
                          ----------  --------  --------  ---------    --------
BALANCE, JUNE 30, 2000..  $1,010,354  $136,106  $132,309  $ 746,341    $ (4,402)
                          ==========  ========  ========  =========    ========
BALANCE, DECEMBER 31,
 2000...................  $1,173,301  $142,198  $214,454  $ 800,781     $15,868

Net income..............      90,982                         90,982
Unrealized gains (loss-
 es) on securities
 available-for-sale,
 net of reclassification
 adjustment, net of
 taxes (Note 5).........       7,305                                      7,305
                          ----------
Comprehensive income....      98,287
                          ----------
Cash dividends paid:
 Common stock ($.54 per
  share)................     (38,474)                       (38,474)
Issuance of 56,316
 shares for dividend
 reinvestment and stock
 purchase plan..........       2,041       113     1,928
Issuance of 12,108
 shares for employee
 stock purchase dividend
 reinvestment plan......         465        24       441
Issuance of 70,139
 shares for employee
 stock option plan......       1,171       140     1,031
Vested stock options....       1,022               1,022
                          ----------  --------  --------  ---------    --------
BALANCE, JUNE 30, 2001..  $1,237,813  $142,475  $218,876   $853,289     $23,173
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

2) Basic and diluted earnings per share (EPS) amounts are computed in accordance with the provisions of Statement of Financial Accounting Standard No. 128, Earnings per Share. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares which were 71,152,871 and 68,263,855 for the first half of 2001 and 2000, respectively. Diluted EPS is computed using the same components as in basic EPS with the denominator adjusted for the dilutive effect of stock options. The adjusted weighted average shares were 71,786,484 and 68,732,600 for the six months ended June 30, 2001 and 2000, respectively.

3) Under the provisions of Statements of Financial Accounting Standards No. 114 and 118, Accounting by Creditors for Impairment of a Loan, a loan is considered impaired, based upon current information and events, if it is probable that the Corporation will not collect all principal and interest payments according to the contractual terms of the loan agreement. Generally, a loan is considered impaired once either principal or interest payments become 90 days past due at the end of a calendar quarter. A loan may be considered impaired sooner if, in management's judgement, such action is warranted. The impairment of a loan is measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the repayment is expected to be provided predominantly by the underlying collateral. A majority of the Corporation's impaired loans are measured by reference to the fair value of the collateral. Interest income on impaired loans is recognized on the cash basis. Information with respect to impaired loans and the related valuation allowance (if the measure of the impaired loan is less than the recorded investment) as of June 30, 2001 and December 31, 2000 is shown below.

                                                         June 30, December 31,
  (Dollars in thousands)                                     2001         2000
 -----------------------------------------------------------------------------
  Impaired loans with a valuation allowance............. $  2,472     $  3,828
  Impaired loans with no valuation allowance............   33,173       23,165
                                                         --------     --------
   Total impaired loans................................. $ 35,645     $ 26,993
                                                         ========     ========
  Allowance for loan losses applicable to impaired
   loans................................................ $  1,211     $  1,375
  Allowance for loan losses applicable to other than
   impaired loans.......................................  142,394      137,237
                                                         --------     --------
   Total allowance for loan losses...................... $143,605     $138,612
                                                         ========     ========
  Year-to-date interest income on impaired loans
   recorded on the cash basis........................... $    138     $    676
                                                         ========     ========
  Year-to-date average recorded investment in impaired
   loans during the period.............................. $ 31,115     $ 20,156
                                                         ========     ========
  Quarter-to-date interest income on impaired loans
   recorded on the cash basis........................... $     86     $    482
                                                         ========     ========
  Quarter-to-date average recorded investment in
   impaired loans during the period..................... $ 32,625     $ 22,013
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

4) Various commitments to extend credit (lines of credit) are made in the nor-mal course of banking business. At June 30, 2001, total unused lines of credit approximated $2,667,430,000. In addition, letters of credit are is-sued for the benefit of customers by affiliated banks. Outstanding letters of credit were $188,980,000 at June 30, 2001.

5) The provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, established standards for disclosing comprehensive income in financial statements. The following table summarizes the related tax effect of unrealized gains (losses) on securities available-for-sale for the six months ended June 30, 2001 and 2000. The net amount is included in accumulated other comprehensive income
   (loss) in the Statement of Changes in Consolidated Shareholders' Equity on Page 5.

                                   For the 6 Months Ended June 30,
                           ---------------------------------------------------
                                     2001                      2000
                           -------------------------  ------------------------
                                       Tax                       Tax
                           Pretax   (Expense)  Net    Pretax  (Expense)  Net
(Dollars in thousands)     Amount    Benefit  Amount  Amount   Benefit  Amount
-------------------------------------------------------------------------------
Unrealized gains (losses)
 on securities available-
 for-sale:
Unrealized holding gains
 (losses) arising during
 the period..............  $13,513   $(5,278) $8,235  $4,520   $(1,638) $2,882
Reclassification
 adjustment for (gains)
 losses included in net
 income..................   (1,539)      609    (930)    (69)       27     (42)
                           -------   -------  ------  ------   -------  ------
Total....................  $11,974   $(4,669) $7,305  $4,451   $(1,611) $2,840
                           =======   =======  ======  ======   =======  ======

6) Under the provisions of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, Mercantile Bankshares Corporation has two reportable segments -- its twenty Community Banks and Mercantile - Safe Deposit & Trust Company (MSD&T) which consists of the Banking Division and the Trust Division.

   The following tables present selected segment information for the six months ended June 30, 2001 and 2000. The components in the "Other" column consist of amounts for the nonbank affiliates and intercompany eliminations. Certain expense amounts such as operations overhead have been reclassified from internal financial reporting in order to provide for full cost absorption. These reclassifications are shown in the "Adjustments" line.

                                       For the 6 Months Ended June 30,
                         -----------------------------------------------------------------
2001 (Dollars in          MSD&T     MSD&T      Total     Community
thousands)               Banking    Trust      MSD&T       Banks       Other      Total
-------------------------------------------------------------------------------------------
Net interest income..... $ 67,081  $     --  $   67,081  $  141,953  $    (156) $  208,878
Provision for loan
 losses.................   (3,513)       --      (3,513)     (2,616)        --      (6,129)
Noninterest income......   17,112    34,523      51,635      22,747     (4,909)     69,473
Noninterest expenses....  (38,913)  (20,044)    (58,957)    (71,952)     2,839    (128,070)
Adjustments.............    6,319      (953)      5,366     (10,374)     5,008          --
                         --------  --------  ----------  ----------  ---------  ----------
Income (loss) before
 income taxes...........   48,086    13,526      61,612      79,758      2,782     144,152
Income tax (expense)
 benefit................  (17,367)   (5,430)    (22,797)    (29,652)      (721)    (53,170)
                         --------  --------  ----------  ----------  ---------  ----------
Net income (loss)....... $ 30,719  $  8,096  $   38,815  $   50,106  $   2,061  $   90,982
                         ========  ========  ==========  ==========  =========  ==========
Average assets..........                     $3,446,123  $5,750,049  $(146,639) $9,049,533
Average equity..........                        375,207     693,709    126,550   1,195,466

                                       For the 6 Months Ended June 30,
                         -----------------------------------------------------------------
2000 (Dollars in          MSD&T     MSD&T      Total     Community
thousands)               Banking    Trust      MSD&T       Banks       Other      Total
-------------------------------------------------------------------------------------------
Net interest income..... $ 68,010  $     --  $   68,010  $  129,362  $    (258) $  197,114
Provision for loan
 losses.................   (3,873)       --      (3,873)     (4,556)        --      (8,429)
Noninterest income......   12,288    34,248      46,536      20,044     (5,422)     61,158
Noninterest expenses....  (35,910)  (19,567)    (55,477)    (65,491)     2,691    (118,277)
Adjustments.............    6,941    (1,199)      5,742      (5,802)        60          --
                         --------  --------  ----------  ----------  ---------  ----------
Income (loss) before
 income taxes...........   47,456    13,482      60,938      73,557     (2,929)    131,566
Income tax (expense)
 benefit................  (17,115)   (5,393)    (22,508)    (26,659)     1,723     (47,444)
                         --------  --------  ----------  ----------  ---------  ----------
Net income (loss)....... $ 30,341  $  8,089  $   38,430  $   46,898  $  (1,206) $   84,122
                         ========  ========  ==========  ==========  =========  ==========
Average assets..........                     $3,063,937  $5,067,882  $(130,412) $8,001,407
Average equity..........                        353,262     620,492     29,995   1,003,749

7) The Corporation and its bank affiliates are subject to various regulatory capital requirements administered by the federal and state banking agencies. These requirements include maintaining certain capital ratios above minimum levels. These capital ratios include Tier 1 capital and Total risk-based capital as percents of net risk-weighted assets and Tier 1 capital as a percent of adjusted average total assets (leverage ratio). Management believes that, as of June 30, 2001, the Corporation and its bank affiliates exceeded all capital adequacy requirements to which they are subject.

   Capital ratios and the amounts used to calculate them are presented in the following table for Mercantile Bankshares Corporation (MBC) and Mercantile - Safe Deposit & Trust Company (MSD&T), as of June 30, 2001 and 2000.

                             June 30, 2001           June 30, 2000
                         ----------------------  ----------------------
(Dollars in thousands)      MBC        MSD&T        MBC        MSD&T
------------------------------------------------------------------------
Tier 1 capital.......... $1,100,313  $  370,167  $  965,982  $  353,255
Total risk-based
 capital................  1,193,434     409,302   1,047,864     386,853
Net risk-weighted
 assets.................  6,963,215   2,976,720   6,093,751   2,680,198
Adjusted average total
 assets.................  9,063,027   3,524,604   8,037,508   3,082,625

Tier 1 capital ratio....      15.80%      12.44%      15.85%      13.18%
Total capital ratio.....      17.14%      13.75%      17.20%      14.43%
Leverage ratio..........      12.14%      10.50%      12.02%      11.46%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       MERCANTILE BANKSHARES CORPORATION

Consolidated Financial Results

Mercantile Bankshares Corporation reported that, for the quarter ended June 30, 2001, net income was $44,624,000, a 4.9% increase over net income of $42,537,000 for the same period in 2000. Diluted net income per share was $.62 for the second quarter 2001, unchanged from the second quarter last year. Weighted average shares used in the calculation were 71,802,000 for this quarter, an increase of 4.7% over the 68,556,000 reported for the same quarter last year. The number of shares for 2001 included 3,361,000 shares issued for the two bank acquisitions completed in the second half of 2000. Diluted cash net income per share, which excludes amortization of goodwill in the calculation, was $.66 for the second quarter 2001 as compared to $.63 for the same period in 2000.

For the first six months of 2001, net income was $90,982,000, an increase of 8.2% over the $84,122,000 reported for the comparable period in 2000. Diluted net income per share for the first half of 2001 was $1.27, a 4.1% increase over the $1.22 for the same period last year. Diluted cash net income per share was $1.33 for the first half of 2001, an increase of 6.4% over the $1.25 reported for the same period last year.

Net Interest Income and Net Interest Margin

Net interest income for the quarter ended June 30, 2001, increased 3.4% to $103,908,000 from $100,471,000 the prior year. The growth in net interest income was attributable to the continuing strong growth in average earning assets. Average loans increased 13.9% from prior year to $6,855,353,000. The banks acquired in 2000 accounted for approximately 30% of this growth. Funding for the increase in earning assets came from a 16.5% growth in average total deposits, with the recent acquisitions accounting for approximately 35% of this growth. Offsetting the positive growth in earning assets was a decline in the net interest margin to 4.84% from 5.32% in the second quarter of 2000. This decline was attributable to the 275 basis point reduction in short-term interest rates by the Federal Reserve during the first half of 2001, with a reduction of 125 basis points occurring in the second quarter. The company is asset sensitive, with assets repricing more quickly than liabilities in response to changes in interest rates. As a result, Mercantile's net interest margin tends to compress and growth in net interest income tends to slow in a falling interest rate environment.

Net interest income for the first six months of 2001 increased to $208,878,000 or 6.0% over the $197,114,000 for last year. The growth in net interest income was attributable to strong average loan growth of 15.3% which was funded by average deposit growth of 15.7%. Net interest margin declined to 4.96%, from 5.27% for the first half of last year, which partially offset the positive impact from loan growth. See the Analysis of Interest Rates and Interest Differentials on page 12 for further detail.

Noninterest Income

For the second quarter 2001, noninterest income increased 13.6% from last year. Trust Division revenues improved slightly compared to the second quarter of 2000. Mortgage banking revenues more than tripled from that reported for the second quarter last year. Revenues benefited from increased volume in residential and multifamily loan originations and this was the first full quarter to include results of the commercial real estate financing subsidiary acquired in March 2001. Included in other income were gains of $510,000 from sales of bank-owned buildings.

Noninterest income for the first half of 2001 was $69,473,000, a 13.6% increase over the $61,158,000 for the comparable period in 2000. Included in this increase was a $1,541,000 gain from the sale of equity securities held in the available-for-sale portfolio. Excluding the investment securities gain, the growth rate was 11.2% for the same period. The largest increase in noninterest income came from mortgage banking revenues which more than doubled to $4,861,000.

Noninterest Expenses

Noninterest expenses for the quarter ended June 30, 2001, increased 9.5% to $65,406,000 from $59,707,000 for the second quarter of 2000. The key measure of expense management is the efficiency ratio which was 46.5%. The increase in salaries was a result of increased staff from acquisitions. Employee benefits increased from the prior year due to a general increase in costs for health and welfare benefit plans. Net occupancy expense increased compared to last year's second quarter, which was also attributable to acquisitions. Other expenses declined 1.4% from prior year. Amortization of goodwill, which increased by 160.2% over prior year, included accelerated amortization of $361,000 as a result of the prepayment of investment securities owned by a recently acquired bank.

Noninterest expenses for the first six months of 2001 increased 8.3% to $128,070,000 from $118,277,000 for the same period last year. Contributing to the increase in year-to-date noninterest expenses were increases in salaries, employee benefits and net occupancy expense. Other expenses decreased 4.2% primarily as a result of reduced expense for the deferred compensation plan for directors. The cost of this plan fluctuates with the market value of Mercantile's stock. Amortization expense for the first half of 2001 increased 150.8% and included accelerated amortization of $612,000 from prepayment of investment securities.

Analysis of Financial Condition

At June 30, 2001, total assets increased 3.8% to $9,280,542,000 compared to $8,938,030,000 at December 31, 2000. Comparing June 30, 2001 to the same period in the prior year reflected an increase of 12.6%. The recent acquisitions accounted for approximately 40% of this growth. Loans at June 30, 2001 were $6,923,139,000, an increase of 3.4% from the $6,693,294,000 level at
December 31, 2000.

Total deposits increased 4.9% to $7,128,764,000 as of June 30, 2001 from $6,796,541,000 at year-end 2000. Interest-bearing deposits were $5,471,217,000, an increase of 5.2% from December 31, 2000. Interest-bearing deposits at June 30, 2001 were 76.7% of total deposits, relatively unchanged from December 31, 2000. Noninterest-bearing deposits increased 4.0% to $1,657,547,000 as of June 30, 2001, compared to $1,593,503,000 at the end of
2000.

Total shareholders' equity increased 5.5% to $1,237,813,000 at June 30, 2001, from $1,173,301,000 at December 31, 2000. The Corporation, having purchased no shares this quarter, still has authorization to repurchase up to 2.5 million shares under prior authorizations. Effective with the June 2001 Board meeting, the quarterly per share dividend rate was increased 7.7% to $.28 from $.26. For more details see the Statement of Changes in Consolidated Shareholders' Equity on page 5.

Asset Quality

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, renegotiated loans and other real estate owned (i.e., real estate acquired in foreclosure or in lieu of foreclosure). With respect to nonaccrual loans, the Corporation's policy is that, regardless of the value of the underlying collateral and/or guarantees, no interest is accrued on the entire balance once either principal or interest payments on any loan become 90 days past due at the end of a calendar quarter. All accrued and uncollected interest on such loans is eliminated from the income statement and is recognized only as collected. A loan may be put on nonaccrual status sooner than this standard if, in management's judgement, such action is warranted. During the six months ended June 30, 2001, nonperforming assets increased $7,034,000 to $38,404,000. Nonperforming loans, one of the components of nonperforming assets, increased $7,973,000 while other real estate owned, the other component, decreased $939,000. A substantial portion of the increase in nonperforming loans related to the lease financing subsidiary of Mercantile - Safe Deposit & Trust Company. Nonperforming assets as a percent of period-end loans and other real estate owned was .55% at June 30, 2001 and .47% at the end of last year.

The table below presents a comparison of nonperforming assets at June 30, 2001 and December 31, 2000.

Nonperforming Assets                                      June 30, December 31,
(Dollars in thousands)                                        2001         2000
-------------------------------------------------------------------------------
Nonaccrual loans (1).....................................  $38,338      $30,365
Renegotiated loans (1)...................................       --           --
Loans contractually past due 90 days or more and still
 accruing interest.......................................       --           --
                                                           -------      -------
   Total nonperforming loans.............................   38,338       30,365
Other real estate owned..................................       66        1,005
                                                           -------      -------
   Total nonperforming assets............................  $38,404      $31,370
                                                           =======      =======
Nonperforming assets as a percent of period-end loans and
 other real estate owned.................................     .55%         .47%
                                                           =======      =======

(1) Aggregate gross interest income of $1,882,000 and $3,276,000 for the first half of 2001 and the year 2000, respectively, on nonaccrual and renegotiated loans, would have been recorded if these loans had been accruing on their original terms throughout the period or since origination if held for part of the period. The amount of interest income on the nonaccrual and renegotiated loans that was recorded totalled $424,000 and $1,126,000 for the first six months of 2001 and the year 2000, respectively.

Note: The Corporation was monitoring loans estimated to aggregate $4,288,000 at June 30, 2001 and $3,778,000 at December 31, 2000, not classified as nonaccrual or renegotiated loans. These loans had characteristics which indicated they might result in such classification in the future.

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

The allowance for loan losses has been established through provisions for loan losses charged against income. The provision for loan losses for the first half of 2001 was $6,129,000 and $8,429,000 for the same period last year. Loans deemed to be uncollectible are charged against the allowance for loan losses and any subsequent recoveries are credited to the allowance. Intensive collection efforts continue after charge-off in order to maximize recovery amounts. Net charge-offs were $1,136,000 for the first six months of 2001 compared to net recoveries of $82,000 for the same period in 2000. The allowance for loan losses to period-end loans at June 30, 2001 was 2.07%, the same as at the end of the first half of last year.

The following table presents a summary of the activity in the Allowance for Loan Losses:

                           For the 6 Months Ended      For the 3 Months Ended
                                  June 30,                   June 30,
Allowance for Loan Losses  -------------------------  -----------------------
(Dollars in thousands)            2001          2000        2001         2000
-------------------------------------------------------------------------------
Allowance balance --
  beginning............... $   138,612   $   117,997  $  140,797   $  121,189
Charge-offs:
 Commercial...............        (293)         (137)        (67)         (81)
 Real estate --
   construction...........          --           (11)         --           --
 Real estate -- mortgage..         (79)         (465)        (61)        (211)
 Consumer.................      (1,525)       (1,273)       (835)        (500)
 Lease financing..........        (653)           --          --           --
                           -----------   -----------  ----------   ----------
  Total...................      (2,550)       (1,886)       (963)        (792)
                           -----------   -----------  ----------   ----------
Recoveries:
 Commercial...............         435           684          81          168
 Real estate --
   construction...........          29           175          29            1
 Real estate -- mortgage..         172           306          34          212
 Consumer.................         778           803         449          316
 Lease financing..........          --            --          --           --
                           -----------   -----------  ----------   ----------
  Total...................       1,414         1,968         593          697
                           -----------   -----------  ----------   ----------
Net (charge-
 offs)/recoveries.........      (1,136)           82        (370)         (95)
Provision for loan
 losses...................       6,129         8,429       3,178        5,414
                           -----------   -----------  ----------   ----------
Allowance balance --
  ending.................. $   143,605   $   126,508  $  143,605   $  126,508
                           ===========   ===========  ==========   ==========
Average loans............. $ 6,804,704   $ 5,901,988  $6,855,353   $6,020,014
                           ===========   ===========  ==========   ==========
Net (charge-
 offs)/recoveries --
  annualized as a percent
 of average loans.........        (.03)%          --%       (.02)%       (.01)%
                           ===========   ===========  ==========   ==========
Period-end loans.......... $ 6,923,139   $ 6,113,470
                           ===========   ===========
Allowance for loan losses
 as a percent of period-
 end loans................        2.07%         2.07%
                           ===========   ===========

Recent FASB Pronouncements

On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, with limited exceptions for combinations initiated prior to July 1, 2001. Additionally, it further clarifies the criteria for recognition of intangible assets separately from goodwill. This Statement is effective for business combinations completed after June 30, 2001.

SFAS No. 142 discontinues the amortization of goodwill and intangible assets with indefinite lives. Instead these assets will be subject to at least an annual impairment review, and more frequently if certain impairment indicators are in evidence.

Mercantile Bankshares will adopt SFAS No. 142 on January 1, 2002. Based on current amortization schedules, application of the nonamortization provisions of the Statement is expected to result in additional net income of $7.8 million for the year ended December 31, 2002. The first of the required impairment tests of goodwill will be performed during 2002. The impact, if any, of these impairment tests on the 2002 financial statements has not yet been assessed.

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

                                                                         Page 12
                       MERCANTILE BANKSHARES CORPORATION

ANALYSIS OF INTEREST RATES AND INTEREST DIFFERENTIALS

The following table presents the distribution of the average consolidated balance sheets, interest income/expense and annualized yields earned and rates paid through the first six months of 2001 and 2000.

                                     2001                         2000
                          ---------------------------- ----------------------------
                           Average    Income*/ Yield*/  Average    Income*/ Yield*/
(Dollars in thousands)     Balance    Expense   Rate    Balance    Expense   Rate
-----------------------------------------------------------------------------------
Earning assets
 Loans:
  Commercial............  $2,374,650  $101,330  8.61%  $2,144,884  $ 98,110  9.20%
  Real estate...........   3,609,728   151,120  8.44    3,041,383   130,334  8.62
  Consumer..............     820,326    35,156  8.64      715,721    30,583  8.59
                          ----------  --------         ----------  --------
    Total loans.........   6,804,704   287,606  8.52    5,901,988   259,027  8.83
                          ----------  --------         ----------  --------
Federal funds sold......     108,011     2,488  4.65       19,251       603  6.30
Securities purchased
 under resale
 agreements.............       4,420        75  3.42           --        --    --
Securities:**
  Taxable securities
   U.S. Treasury
    securities..........   1,345,980    37,449  5.61    1,605,162    44,762  5.61
   U.S. Agency
    securities..........     253,343     8,455  6.73       52,580     1,708  6.53
   Other stocks and
    bonds...............      61,694     2,459  8.04       20,049       841  8.44
  Tax-exempt securities
   States and political
    subdivisions........      40,333     1,657  8.28       14,111       577  8.22
                          ----------  --------         ----------  --------
    Total securities....   1,701,350    50,020  5.93    1,691,902    47,888  5.69
                          ----------  --------         ----------  --------
 Interest-bearing
  deposits in other
  banks.................         375        10  5.30          152         4  4.77
                          ----------  --------         ----------  --------
    Total earning
     assets.............   8,618,860   340,199  7.96    7,613,293   307,522  8.12
                                      --------                     --------
Cash and due from
 banks..................     209,544                      223,477
Bank premises and
 equipment, net.........     103,534                       95,868
Other assets............     258,873                      189,606
Less: allowance for loan
 losses.................    (141,278)                    (120,837)
                          ----------                   ----------
    Total assets........  $9,049,533                   $8,001,407
                          ==========                   ==========
Interest-bearing
 liabilities
 Deposits:
  Savings deposits......  $2,392,081    22,675  1.91   $2,346,077    23,694  2.03
  Time deposits $100,000
   and over.............   1,152,557    34,176  5.98      790,228    22,762  5.79
  Other time deposits...   1,831,913    52,087  5.73    1,451,397    35,875  4.97
                          ----------  --------         ----------  --------
    Total interest-
     bearing deposits...   5,376,551   108,938  4.09    4,587,702    82,331  3.61
  Short-term
   borrowings...........     731,376    16,054  4.43      840,761    22,831  5.46
  Long-term debt........      92,449     3,045  6.64       82,648     2,807  6.83
                          ----------  --------         ----------  --------
    Total interest-
     bearing funds......   6,200,376   128,037  4.16    5,511,111   107,969  3.94
                                      --------                     --------
Noninterest-bearing
 deposits...............   1,542,951                    1,390,946
Other liabilities and
 accrued expenses.......     110,740                       95,601
                          ----------                   ----------
    Total liabilities...   7,854,067                    6,997,658
Shareholders' equity....   1,195,466                    1,003,749
                          ----------                   ----------
    Total liabilities
     and shareholders'
     equity.............  $9,049,533                   $8,001,407
                          ==========                   ==========
Net interest income.....              $212,162                     $199,553
                                      ========                     ========
Net interest rate
 spread.................                        3.80%                        4.18%
Effect of noninterest-
 bearing funds..........                        1.16                         1.09
                                                ----                         ----
Net interest margin on
 earning assets.........                        4.96%                        5.27%
                                                ====                         ====
Taxable-equivalent
 adjustment included in:
  Loan income...........              $  2,540                     $  2,120
  Investment securities
   income...............                   744                          319
                                      --------                     --------
    Total...............              $  3,284                     $  2,439
                                      ========                     ========

 *Presented on a tax-equivalent basis using the statutory federal corporate income tax rate of 35%.
**Balances reported at amortized cost; excludes pretax unrealized gains
  (losses) on securities available-for-sale.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information responsive to this Item as of December 31, 2000 appears under the captions "Asset/Liability and Liquidity Management", "Interest Rate Sensitivity Analysis" and "Earnings Simulation Model Projections" on pages 20-22 of the registrant's 2000 Annual Report to Shareholders, filed as Exhibit 13 to registrant's Annual Report on Form 10-K for the year ended December 31, 2000. There was no material change in such information as of June 30, 2001.

PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders

  Matters voted upon and voted at the Annual Meeting of Shareholders held April 25, 2001.

  Results of voting for Election of Directors:

                                              FOR                                   WITHHELD
                                              ---                                   ---------
      Cynthia A. Archer                    58,476,325                                 856,165
      Richard O. Berndt                    57,896,389                               1,436,101
      William R. Brody                     58,658,999                                 673,491
      Edward J. Kelly, III                 57,956,598                               1,375,892
      Morton B. Plant                      58,666,589                                 665,901
      James L. Shea                        57,858,373                               1,474,117

  Names of other Directors continuing in office:

      H. Furlong Baldwin
      George L. Bunting, Jr.
      Darrell D. Friedman
      Freeman A. Hrabowski, III
      Mary Junck
      Robert A. Kinsley
      Christian H. Poindexter
      Donald J. Shepard

  Results of voting on Ratification of Appointment of Auditors
(PricewaterhouseCoopers LLP):

         FOR                           AGAINST                                           ABSTAINED
         ---                           -------                                           ---------
      58,949,403                       192,979                                            190,108

  There were no broker nonvotes on these matters.

Item 6. Exhibits and Reports on Form 8-K

  (a) Form 8-K filed, dated June 20, 2001, Item 5. Other Events and Regulation FD Disclosure.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MERCANTILE BANKSHARES CORPORATION

August 8, 2001                        Principal Executive Officer

                                      /s/ Edward J. Kelly, III
                                      _________________________________________
                                      By: Edward J. Kelly, III
                                      President and
                                      Chief Executive Officer

August 8, 2001                        Principal Financial Officer

                                      /s/ Terry L. Troupe
                                      _________________________________________
                                      By: Terry L. Troupe
                                      Chief Financial Officer

August 8, 2001                        Chief Accounting Officer

                                      /s/ Diana E. Nelson
                                      _________________________________________
                                      By: Diana E. Nelson
                                      Controller and Chief Accounting Officer