Form 10-Q
period 2001-09-30
MERCANTILE BANKSHARES CORP
filed 2001-11-09
CIK 64908

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

               For the Quarterly Period Ended September 30, 2001

                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from       to
                                                ------   ------

                         Commission File Number 0-5127
                         -----------------------------

                       MERCANTILE BANKSHARES CORPORATION
                       ---------------------------------
             (Exact name of registrant as specified in its charter)

                Maryland                               52-0898572
            ---------------                           ------------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification No.)


  2 Hopkins Plaza, Baltimore, Maryland                   21201
  ------------------------------------                   -----
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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
As of October 31, 2001, registrant had outstanding 69,807,236 shares of Common Stock.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

                       MERCANTILE BANKSHARES CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                                       September 30,  December 31,
(Dollars in thousands, except per share data)                                                   2001          2000
-------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks..............................................................    $  275,485     $  244,913
Interest-bearing deposits in other banks.............................................           356            454
Federal funds sold...................................................................       122,216         29,378
                                                                                         ----------     ----------
   Total cash and cash equivalents...................................................       398,057        274,745
                                                                                         ----------     ----------
Investment securities:
 Available-for-sale at fair value
  U.S. Treasury and government agencies -- amortized cost of $1,758,252 (2001) and
   $1,600,232 (2000).................................................................     1,815,263      1,611,177
  States and political subdivisions -- amortized cost of $1,149 (2001) and
   $1,350 (2000).....................................................................         1,180          1,357
  Other investments -- amortized cost of $43,771 (2001) and $49,507 (2000)...........        56,283         64,020
 Held-to-maturity at amortized cost
  States and political subdivisions -- fair value of $41,073 (2001) and
   $38,653 (2000)....................................................................        39,104         37,686
  Other investments -- fair value of $13,454 (2001) and $13,068 (2000)...............        13,454         13,068
                                                                                         ----------     ----------
   Total investment securities.......................................................     1,925,284      1,727,308
                                                                                         ----------     ----------
Loans held-for-sale..................................................................        30,273          6,595
Loans................................................................................     6,900,139      6,693,294
Less: allowance for loan losses......................................................      (141,003)      (138,612)
                                                                                         ----------     ----------
   Loans, net........................................................................     6,759,136      6,554,682
                                                                                         ----------     ----------
Bank premises and equipment, less accumulated depreciation of
 $110,961 (2001) and $103,715 (2000).................................................       101,762        102,169
Other real estate owned, net.........................................................           195          1,005
Goodwill, net........................................................................       104,838        105,027
Other intangible assets, net.........................................................         7,296          8,425
Other assets.........................................................................       141,163        158,074
                                                                                         ----------     ----------
   Total assets......................................................................    $9,468,004     $8,938,030
                                                                                         ==========     ==========
LIABILITIES
Deposits:
 Noninterest-bearing deposits........................................................    $1,789,489     $1,593,503
 Interest-bearing deposits...........................................................     5,458,235      5,203,038
                                                                                         ----------     ----------
   Total deposits....................................................................     7,247,724      6,796,541
Short-term borrowings................................................................       773,260        781,468
Accrued expenses and other liabilities...............................................       138,676         94,173
Long-term debt.......................................................................        84,200         92,547
                                                                                         ----------     ----------
   Total liabilities.................................................................     8,243,860      7,764,729
                                                                                         ----------     ----------
SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized 2,000,000 shares; issued and outstanding --
  None
Common stock, $2 par value; authorized 130,000,000 shares;
 issued 69,816,937 shares in 2001 and 71,098,750 shares in 2000......................       139,634        142,198
Capital surplus......................................................................       161,820        214,454
Retained earnings....................................................................       879,802        800,781
Accumulated other comprehensive income (loss)........................................        42,888         15,868
                                                                                         ----------     ----------
   Total shareholders' equity........................................................     1,224,144      1,173,301
                                                                                         ----------     ----------
    Total liabilities and shareholders' equity.......................................    $9,468,004     $8,938,030
                                                                                         ==========     ==========

See notes to consolidated financial statements

                                                                          Page 3
                       MERCANTILE BANKSHARES CORPORATION
                        STATEMENT OF CONSOLIDATED INCOME

                                               For the 9 Months Ended  For the 3 Months Ended
                                                    September 30,           September 30,
(Dollars in thousands, except per share data)     2001        2000        2001        2000
----------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans........             $   420,701 $   399,361 $   135,635 $   142,454
                                               ----------- ----------- ----------- -----------
Interest and dividends on
 investment securities:
 Taxable interest income..........                  68,890      69,332      22,986      22,862
 Tax-exempt interest income.......                   1,506         780         504         431
 Dividends........................                     984       1,020         304         338
 Other investment income..........                   2,494         844         804         776
                                               ----------- ----------- ----------- -----------
                                                    73,874      71,976      24,598      24,407
                                               ----------- ----------- ----------- -----------
Other interest income.............                   3,384       1,319         811         712
                                               ----------- ----------- ----------- -----------
   Total interest income..........                 497,959     472,656     161,044     167,573
                                               ----------- ----------- ----------- -----------
INTEREST EXPENSE
Interest on deposits..............                 158,241     130,232      49,303      47,901
Interest on short-term
 borrowings.......................                  21,816      36,022       5,762      13,191
Interest on long-term debt........                   4,425       4,304       1,380       1,497
                                               ----------- ----------- ----------- -----------
   Total interest expense.........                 184,482     170,558      56,445      62,589
                                               ----------- ----------- ----------- -----------
NET INTEREST INCOME...............                 313,477     302,098     104,599     104,984
Provision for loan losses.........                   9,230      12,745       3,101       4,316
                                               ----------- ----------- ----------- -----------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES........                 304,247     289,353     101,498     100,668
                                               ----------- ----------- ----------- -----------
NONINTEREST INCOME
Trust Division services...........                  51,888      51,556      17,229      17,302
Service charges on deposit
 accounts.........................                  20,457      17,890       7,157       6,194
Mortgage banking related fees.....                   7,967       2,306       3,106         812
Investment securities gains and
 (losses).........................                   3,135          69       1,596          --
Other income......................                  23,763      21,402       8,649       7,757
                                               ----------- ----------- ----------- -----------
   Total noninterest income.......                 107,210      93,223      37,737      32,065
                                               ----------- ----------- ----------- -----------
NONINTEREST EXPENSES
Salaries..........................                  91,797      86,182      31,232      29,519
Employee benefits.................                  22,293      19,575       7,157       6,092
Net occupancy expense of bank
 premises.........................                  10,497       8,473       3,726       3,014
Furniture and equipment expenses..                  17,500      16,797       5,752       5,578
Communications and supplies.......                   9,852       9,171       3,279       3,098
Amortization of goodwill..........                   6,939       3,444       2,134       1,528
Other expenses....................                  35,779      36,020      13,307      12,556
                                               ----------- ----------- ----------- -----------
   Total noninterest expenses.....                 194,657     179,662      66,587      61,385
                                               ----------- ----------- ----------- -----------
Income before income taxes........                 216,800     202,914      72,648      71,348
Applicable income taxes...........                  79,739      73,412      26,569      25,968
                                               ----------- ----------- ----------- -----------
NET INCOME........................             $   137,061 $   129,502 $    46,079 $    45,380
                                               =========== =========== =========== ===========
NET INCOME PER SHARE OF COMMON
 STOCK (Note 2):
 Basic............................             $      1.93 $      1.88 $       .66 $       .65
                                               =========== =========== =========== ===========
 Diluted..........................             $      1.92 $      1.87 $       .65 $       .64
                                               =========== =========== =========== ===========

See notes to consolidated financial statements

                       MERCANTILE BANKSHARES CORPORATION
                      STATEMENT OF CONSOLIDATED CASH FLOWS

                                                          For the 9 Months Ended
Increase (decrease) in cash and cash equivalents              September 30,
(Dollars in thousands)                                          2001         2000
----------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..............................................  $  137,061  $   129,502
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Provision for loan losses..............................       9,230       12,745
 Depreciation and amortization..........................       9,267        8,079
 Amortization of goodwill...............................       6,939        3,444
 Investment securities (gains) and losses...............      (3,135)         (69)
 Write-downs of other real estate owned.................          36           20
 Gains on sales of other real estate owned..............        (267)        (494)
 Gains on sales of buildings............................        (510)          --
Net (increase) decrease in assets:
 Interest receivable....................................       2,337       (5,716)
 Other receivables......................................         (69)         964
 Other assets...........................................        (862)      (7,093)
 Loans held-for-sale....................................     (23,678)       1,068
Net increase (decrease) in liabilities:
 Interest payable.......................................         290        7,829
 Accrued expenses.......................................        (472)      15,635
 Taxes payable..........................................      45,522        4,788
                                                          ----------  -----------
   Net cash provided by operating activities............     181,689      170,702
                                                          ----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held-
 to-maturity............................................       3,181        7,367
Proceeds from maturities of investment securities
 available-for-sale.....................................     447,892      410,968
Proceeds from sales of investment securities available-
 for-sale...............................................       3,135          700
Purchases of investment securities held-to-maturity.....      (4,986)     (11,295)
Purchases of investment securities available-for-sale...    (599,974)    (232,361)
Net increase in customer loans..........................    (214,211)    (552,047)
Proceeds from sales of other real estate owned..........       1,568        1,903
Capital expenditures....................................      (9,266)     (10,403)
Proceeds from sales of buildings........................         916           --
Acquisition of commercial mortgage company..............      (7,000)          --
Cash from acquired bank.................................          --       13,104
                                                          ----------  -----------
   Net cash used in investing activities................    (378,745)    (372,064)
                                                          ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing
 deposits...............................................     195,986      118,598
Net increase (decrease) in checking plus interest and
 savings accounts.......................................     131,876     (141,211)
Net increase (decrease) in certificates of deposit......     123,321      309,442
Net increase (decrease) in short-term borrowings........      (8,208)      53,144
Repayment of long-term debt.............................      (8,347)     (15,136)
Proceeds from issuance of shares........................       5,733        5,327
Repurchase of common shares.............................     (61,953)     (36,086)
Dividends paid..........................................     (58,040)     (52,167)
                                                          ----------  -----------
   Net cash provided by financing activities............     320,368      241,911
                                                          ----------  -----------
Net increase (decrease) in cash and cash equivalents....     123,312       40,549
Cash and cash equivalents at beginning of period........     274,745      227,356
                                                          ----------  -----------
Cash and cash equivalents at end of period..............  $  398,057  $   267,905
                                                          ==========  ===========

See notes to consolidated financial statements

                       MERCANTILE BANKSHARES CORPORATION
           STATEMENT OF CHANGES IN CONSOLIDATED SHAREHOLDERS' EQUITY

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                     Accumulated
                                                                           Other
(Dollars in thousands,                 Common   Capital  Retained  Comprehensive
except per share data)        Total     Stock   Surplus  Earnings  Income (Loss)
--------------------------------------------------------------------------------
BALANCE, DECEMBER 31,
 1999................... $  974,040  $137,292  $ 47,798  $796,192     $(7,242)
Net income..............    129,502                       129,502
Unrealized gains
 (losses) on securities
 available-for-sale,
 net of reclassification
 adjustment, net of
 taxes .................     10,234                                    10,234
                         ----------
Comprehensive income....    139,736
                         ----------
Cash dividends paid:
 Common stock ($.76 per
  share)................    (52,167)                      (52,167)
Issuance of 95,939
 shares for dividend
 reinvestment and stock
 purchase plan..........      2,855       192     2,663
Issuance of 23,662
 shares for employee
 stock purchase dividend
 reinvestment plan......        724        47       677
Issuance of 117,214
 shares for employee
 stock option plan......      1,748       234     1,514
Purchase of 1,193,000
 shares under stock
 repurchase plan........    (36,086)   (2,386)  (33,700)
Issuance of 2,261,162
 shares for bank
 acquisition............     64,076     4,522    59,554
Vested stock options....        333                 333
Transfer to capital
 surplus................         --             100,000  (100,000)
                         ----------  --------  --------  --------     -------
BALANCE, SEPTEMBER 30,
 2000................... $1,095,259  $139,901  $178,839  $773,527     $ 2,992
                         ==========  ========  ========  ========     =======
BALANCE, DECEMBER 31,
 2000................... $1,173,301  $142,198  $214,454  $800,781     $15,868
Net income..............    137,061                       137,061
Unrealized gains (loss-
 es) on securities
 available-for-sale,
 net of reclassification
 adjustment, net of
 taxes (Note 5).........     27,020                                    27,020
                         ----------
Comprehensive income....    164,081
                         ----------
Cash dividends paid:
 Common stock ($.82 per
  share)................    (58,040)                      (58,040)
Issuance of 84,817
 shares for dividend
 reinvestment and stock
 purchase plan..........      3,128       169     2,959
Issuance of 17,546
 shares for employee
 stock purchase dividend
 reinvestment plan......        684        35       649
Issuance of 115,824
 shares for employee
 stock option plan......      1,921       232     1,689
Purchase of 1,500,000
 shares under stock
 repurchase plan........    (61,953)   (3,000)  (58,953)
Vested stock options....      1,022               1,022
                         ----------  --------  --------  --------     -------
BALANCE, SEPTEMBER 30,
 2001................... $1,224,144  $139,634  $161,820  $879,802     $42,888
                         ==========  ========  ========  ========     =======

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

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements, and the disclosure of revenues and expenses during the reporting period. These estimates and assumptions are based on information available as of the date of the financial statements and could differ from actual results.

2) Basic and diluted earnings per share (EPS) amounts are computed in accordance with the provisions of Statement of Financial Accounting Standard No. 128, Earnings per Share. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares which were 70,844,309 and 68,791,551 for the first three quarters of 2001 and 2000, respectively, and 70,237,247 and 69,835,471 for the third quarter of 2001 and 2000, respectively. Diluted EPS is computed using the same components as in basic EPS with the denominator adjusted for the dilutive effect of stock options. The adjusted weighted average shares were 71,476,039 and 69,308,001 for the nine months ended September 30, 2001 and 2000, respectively, and 70,863,482 and 70,409,909 for the third quarter of 2001 and 2000, respectively.

3) Under the provisions of Statements of Financial Accounting Standards No. 114 and 118, Accounting by Creditors for Impairment of a Loan, a loan is considered impaired, based upon current information and events, if it is probable that the Corporation will not collect all principal and interest payments according to the contractual terms of the loan agreement. Generally, a loan is considered impaired once either principal or interest payments become 90 days past due at the end of a calendar quarter. A loan may be considered impaired sooner if, in management's judgement, such action is warranted. The impairment of a loan is measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the repayment is expected to be provided predominantly by the underlying collateral. A majority of the Corporation's impaired loans are measured by reference to the fair value of the collateral. Interest income on impaired loans is recognized on the cash basis. Information with respect to impaired loans and the related valuation allowance (if the measure of the impaired loan is less than the recorded investment) as of September 30, 2001 and December 31, 2000 is shown below. A general allowance for impaired loans, for which no specific valuation allowance is necessary, is included.

                                                     September 30, December 31,
  (Dollars in thousands)                                      2001         2000
 ------------------------------------------------------------------------------
  Impaired loans with a specific valuation
   allowance.......................................       $  2,696     $  3,828
  Impaired loans with a general allowance..........         21,993       17,377
  Impaired loans with no valuation allowance.......          7,027        5,788
                                                          --------     --------
   Total impaired loans............................       $ 31,716     $ 26,993
                                                          ========     ========
  Allowance for loan losses applicable to impaired
   loans with a specific valuation allowance.......       $  1,251     $  1,375
  Allowance for loan losses applicable to impaired
   loans with a general allowance..................          3,964        4,889
  Allowance for loan losses applicable to other
   than impaired loans.............................        135,788      132,348
                                                          --------     --------
   Total allowance for loan losses.................       $141,003     $138,612
                                                          ========     ========
  Year-to-date interest income on impaired loans
   recorded on the cash basis......................       $    257     $    676
                                                          ========     ========
  Year-to-date average recorded investment in
   impaired loans during the period................       $ 31,517     $ 20,156
                                                          ========     ========
  Quarter-to-date interest income on impaired loans
   recorded on the cash basis......................       $    119     $    482
                                                          ========     ========
  Quarter-to-date average recorded investment in
   impaired loans during the period................       $ 32,322     $ 22,013
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

4) Various commitments to extend credit (lines of credit) are made in the nor-mal course of banking business. At September 30, 2001, total unused lines of credit approximated $2,803,080,000. In addition, letters of credit are issued for the benefit of customers by affiliated banks. Outstanding let-ters of credit were $194,510,000 at September 30, 2001.


5) The provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, established standards for disclosing comprehensive income in financial statements. The following table summarizes the related tax effect of unrealized gains (losses) on securities available-for-sale for the nine months ended September 30, 2001 and 2000. The net amount is included in accumulated other comprehensive income (loss) in the Statement of Changes in Consolidated Shareholders' Equity on Page 5.

                                 For the 9 Months Ended September 30,
                          -------------------------------------------------------
                                    2001                         2000
                          ---------------------------  --------------------------
                                      Tax                          Tax
                          Pretax   (Expense)    Net    Pretax   (Expense)   Net
(Dollars in thousands)    Amount    Benefit   Amount   Amount    Benefit  Amount
----------------------------------------------------------------------------------
Unrealized gains
 (losses) on securities
 available-for-sale:
Unrealized holding gains
 (losses) arising during
 the period.............  $47,224  $(18,309)  $28,915  $16,488   $(6,212) $10,276
Reclassification
 adjustment for (gains)
 losses included in net
 income.................   (3,135)    1,240    (1,895)     (69)       27      (42)
                          -------  --------   -------  -------   -------  -------
Total...................  $44,089  $(17,069)  $27,020  $16,419   $(6,185) $10,234
                          =======  ========   =======  =======   =======  =======

6) Under the provisions of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, Mercantile Bankshares Corporation has two reportable segments -- its twenty Community Banks and Mercantile - Safe Deposit & Trust Company (MSD&T) which consists of the Banking Division and the Trust Division.

   The following tables present selected segment information for the nine months ended September 30, 2001 and 2000. The components in the "Other" column consist of amounts for the nonbank affiliates and intercompany eliminations. Certain expense amounts such as operations overhead have been reclassified from internal financial reporting in order to provide for full cost absorption. These reclassifications are shown in the "Adjustments" line.

                                 For the 9 Months Ended September 30, 2001
                         ---------------------------------------------------------------
                          MSD&T    MSD&T     Total     Community
(Dollars in thousands)   Banking   Trust     MSD&T       Banks       Other      Total
-----------------------------------------------------------------------------------------
Net interest income..... $98,678  $    --  $   98,678  $  215,171  $    (372) $  313,477
Provision for loan
 losses.................  (4,743)      --      (4,743)     (4,487)        --      (9,230)
Noninterest income......  26,880   51,703      78,583      35,413     (6,786)    107,210
Noninterest expenses.... (59,475) (29,983)    (89,458)   (109,349)     4,150    (194,657)
Adjustments.............   9,645   (1,381)      8,264     (14,914)     6,650          --
                         -------  -------  ----------  ----------  ---------  ----------
Income (loss) before
 income taxes...........  70,985   20,339      91,324     121,834      3,642     216,800
Income tax (expense)
 benefit................ (25,647)  (8,136)    (33,783)    (45,142)      (814)    (79,739)
                         -------  -------  ----------  ----------  ---------  ----------
Net income (loss)....... $45,338  $12,203  $   57,541  $   76,692  $   2,828  $  137,061
                         =======  =======  ==========  ==========  =========  ==========
Average assets..........                   $3,459,127  $5,834,626  $(167,130) $9,126,623
Average equity..........                      377,602     699,716    118,132   1,195,450

                                  For the 9 Months Ended September 30, 2000
                         -----------------------------------------------------------------
                          MSD&T     MSD&T      Total     Community
(Dollars in thousands)   Banking    Trust      MSD&T       Banks       Other      Total
-------------------------------------------------------------------------------------------
Net interest income..... $103,640  $     --  $  103,640  $  198,533  $     (75) $  302,098
Provision for loan
 losses.................   (6,208)       --      (6,208)     (6,537)        --     (12,745)
Noninterest income......   18,414    51,461      69,875      31,546     (8,198)     93,223
Noninterest expenses....  (53,207)  (29,023)    (82,230)   (101,185)     3,753    (179,662)
Adjustments.............   10,139    (1,811)      8,328      (9,812)     1,484          --
                         --------  --------  ----------  ----------  ---------  ----------
Income (loss) before
 income taxes...........   72,778    20,627      93,405     112,545     (3,036)    202,914
Income tax (expense)
 benefit................  (26,258)   (8,251)    (34,509)    (40,920)     2,017     (73,412)
                         --------  --------  ----------  ----------  ---------  ----------
Net income (loss)....... $ 46,520  $ 12,376  $   58,896  $   71,625  $  (1,019) $  129,502
                         ========  ========  ==========  ==========  =========  ==========
Average assets..........                     $3,102,932  $5,192,978  $(133,474) $8,162,436
Average equity..........                        355,830     630,758     42,942   1,029,530

7) The Corporation and its bank affiliates are subject to various regulatory capital requirements administered by the federal and state banking agencies. These requirements include maintaining certain capital ratios above minimum levels. These capital ratios include Tier 1 capital and Total risk-based capital as percents of net risk-weighted assets and Tier 1 capital as a percent of adjusted average total assets (leverage ratio). Management believes that, as of September 30, 2001, the Corporation and its bank affiliates exceeded all capital adequacy requirements to which they are subject.

   Capital ratios and the amounts used to calculate them are presented in the following table for Mercantile Bankshares Corporation (MBC) and Mercantile - Safe Deposit & Trust Company (MSD&T), as of September 30, 2001 and 2000.

                                  September 30, 2001     September 30, 2000
                                 ---------------------  ----------------------
(Dollars in thousands)              MBC        MSD&T       MBC        MSD&T
-------------------------------------------------------------------------------
Tier 1 capital.................. $1,069,428  $ 375,248  $1,001,190  $  359,157
Total risk-based capital........  1,160,999    413,369   1,087,471     393,367
Net risk-weighted assets........  6,927,903  2,904,081   6,421,092   2,719,614
Adjusted average total assets...  9,166,460  3,477,351   8,389,912   3,147,639
Tier 1 capital ratio............      15.44%     12.92%      15.59%      13.21%
Total capital ratio.............      16.76%     14.23%      16.94%      14.46%
Leverage ratio..................      11.67%     10.79%      11.93%      11.41%

8) On November 8, 2001, Mercantile-Safe Deposit & Trust Company, our lead bank, settled a public offering of $200,000,000 of its 5.70% Senior Bank Notes, due 2011. Interest will be payable on May 15th and November 15th of each year, beginning May 15, 2002. The Bank Notes will mature on November 15, 2011, and will not be redeemable prior to maturity and no sinking fund will be provided.

   Simultaneously, Mercantile-Safe Deposit & Trust Company entered into a swap agreement with a notional amount of $200,000,000 in which it will receive 5.70% and pay a floating rate based on the three month LIBOR rate.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       MERCANTILE BANKSHARES CORPORATION

Consolidated Financial Results

Mercantile Bankshares Corporation reported that, for the quarter ended September 30, 2001, net income was $46,079,000, a 1.5% increase over net income of $45,380,000 for the same period in 2000. Diluted net income per share was $.65 for the third quarter 2001, an increase of 1.6% from the $.64 reported for the third quarter last year. Diluted cash net income per share, which excludes amortization of goodwill in the calculation, was $.68 for the third quarter 2001 as compared to $.67 for the same period in 2000.

For the first nine months of 2001, net income was $137,061,000, an increase of 5.8% over the $129,502,000 reported for the comparable period last year. Diluted net income per share for the first three quarters of 2001 was $1.92, a 2.7% increase over the $1.87 for the same period in 2000. Diluted cash net income per share was $2.01 for the first three quarters of 2001, an increase of 4.7% over the $1.92 reported for the same period last year.

Return on average assets for the third quarter was 1.97%, return on average tangible equity was 17.56% and average tangible equity to average assets was 11.88%. For the nine months ended September 30, 2001, the comparable ratios were 2.01%, 17.68% and 12.08%, respectively.

In regards to the terrorist attacks of September 11, 2001, the Corporation has no exposure that it is aware of, to customers who were victims of the attacks. Mercantile's exposure in specific industries expected to be impacted the most by the attacks is either nonexistent or not material. The Corporation may, however, be adversely effected by changes in general economic conditions resulting from the attacks.

Net Interest Income and Net Interest Margin

Net interest income for the quarter ended September 30, 2001, declined slightly to $104,599,000 from $104,984,000 the prior year. Although average loans grew a healthy 9.8%, this growth was offset by a decline in the net interest margin to 4.77% in the third quarter of 2001 from 5.25% in 2000. The increase in loans from second quarter 2001 was 1.2%, representing an annualized growth rate of 4.8%. The decline in net interest margin was attributable to the 350 basis point reduction in short-term interest rates by the Federal Reserve during the first three quarters of 2001, with a reduction of 75 basis points occurring in the third quarter. The Corporation is asset sensitive, with assets repricing more quickly than liabilities in response to changes in interest rates. As a result, Mercantile's net interest margin tends to compress and growth in net interest income tends to slow in a falling interest rate environment.

Net interest income for the first nine months of 2001 increased to $313,477,000 or 3.8% over the $302,098,000 for last year. The growth in net interest income was attributable to strong average loan growth of 13.4%, part of which was due to the two bank acquisitions completed in the second half of 2000. Partially offsetting the positive impact from loan growth was a decline in the net interest margin to 4.90%, from 5.27% for the first three quarters of last year. See the Analysis of Interest Rates and Interest Differentials on page 13 for further details.

Noninterest Income

For the third quarter 2001, noninterest income increased 17.7% from last year. Included in this increase was a gain from the sale of equity securities held in the available-for-sale portfolio. This $1,596,000 gain added one cent, after tax, to net income per share. Excluding the investment securities gain, noninterest income increased 12.7%. Trust Division revenues decreased slightly compared to third quarter last year. The decline in equity markets, as reflected in the 28% decline in the S&P 500 Index over the past year, had a negative impact on income from principal fees. New trust business substantially offset this impact. Mortgage banking revenues more than doubled from that reported for the third quarter last year, as revenues benefited from increased volume in residential and multifamily loan originations.

Noninterest income for the first three quarters of 2001 was $107,210,000, a 15.0% increase over the $93,223,000 for the comparable period in 2000. Included in this increase were gains of $3,135,000 from sales of equity securities held in the available-for-sale portfolio. Excluding the investment securities gains, the growth rate was 11.7% for the same period. The largest increase in noninterest income came from mortgage banking revenues which more than doubled to $7,967,000.

Noninterest Expenses

Noninterest expenses for the quarter ended September 30, 2001, increased 8.5% to $66,587,000 from $61,385,000 for the third quarter of 2000. The key measure of expense management is the efficiency ratio which was 45.3%, calculated excluding amortization of goodwill. The increase in salaries was partially a result of increased staff from acquisitions. Employee benefits increased from the prior year due to a general increase in costs for health and welfare benefit plans. The increase in net occupancy expense was also partially attributable to acquisitions. Amortization of goodwill increased by 39.7% over prior year.

For the first nine months of 2001, noninterest expenses increased 8.3% to $194,657,000 from $179,662,000 for the same period last year. Contributing to the increase in year-to-date noninterest expenses were increases in salaries, employee benefits and net occupancy expense. Amortization expense for the first three quarters of 2001 increased 101.5% due to prior year's bank acquisitions.

Analysis of Financial Condition

At September 30, 2001, total assets increased 5.9% to $9,468,004,000 compared to $8,938,030,000 at December 31, 2000. Loans at September 30, 2001 were $6,900,139,000, an increase of 3.1% from the $6,693,294,000 level at December 31, 2000.

Total deposits increased 6.6% to $7,247,724,000 as of September 30, 2001 from $6,796,541,000 at year-end 2000. Interest-bearing deposits were $5,458,235,000, an increase of 4.9% from December 31, 2000. Interest-bearing deposits at September 30, 2001 were 75.3% of total deposits and at December 31, 2000 they were 76.6%. Noninterest-bearing deposits increased 12.3% to $1,789,489,000 as of September 30, 2001, compared to $1,593,503,000 at the end of 2000.

Total shareholders' equity increased 4.3% to $1,224,144,000 at September 30, 2001, from $1,173,301,000 at December 31, 2000. The increase in shareholders' equity is net of 1,500,000 shares that were repurchased during the third quarter of 2001. For more details see the Statement of Changes in Consolidated Shareholders' Equity on page 5.

Asset Quality

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, renegotiated loans and other real estate owned (i.e., real estate acquired in foreclosure or in lieu of foreclosure). With respect to nonaccrual loans, the Corporation's policy is that, regardless of the value of the underlying collateral and/or guarantees, no interest is accrued on the entire balance once either principal or interest payments on any loan become 90 days past due at the end of a calendar quarter. All accrued and uncollected interest on such loans is eliminated from the income statement and is recognized only as collected. A loan may be put on nonaccrual status sooner than this standard if, in management's judgement, such action is warranted. During the nine months ended September 30, 2001, nonperforming assets increased $2,869,000 to $34,239,000. Nonperforming loans, one of the components of nonperforming assets, increased $3,679,000 while other real estate owned, the other component, decreased $810,000. Nonperforming assets as a percent of period-end loans and other real estate owned was .50% at September 30, 2001 and .47% at the end of last year. Nonperforming assets reported at September 30, 2001 compared favorably to the $38,404,000 or .55% of period-end loans reported at June 30, 2001.

The table below presents a comparison of nonperforming assets at September 30, 2001 and December 31, 2000.

Nonperforming Assets                               September 30, December 31,
(Dollars in thousands)                                      2001         2000
------------------------------------------------------------------------------
Nonaccrual loans (1)..............................    $34,044         $30,365
Renegotiated loans (1)............................         --              --
Loans contractually past due 90 days or more and
 still accruing interest..........................         --              --
                                                      -------         -------
   Total nonperforming loans......................     34,044          30,365
Other real estate owned...........................        195           1,005
                                                      -------         -------
   Total nonperforming assets.....................    $34,239         $31,370
                                                      =======         =======
Nonperforming assets as a percent of period-end
 loans and other real estate owned................        .50%            .47%
                                                      =======         =======

(1) Aggregate gross interest income of $2,531,000 and $3,276,000 for the first three quarters of 2001 and the year 2000, respectively, on nonaccrual and renegotiated loans, would have been recorded if these loans had been accruing on their original terms throughout the period or since origination if held for part of the period. The amount of interest income on the nonaccrual and renegotiated loans that was recorded totalled $491,000 and $1,126,000 for the first nine months of 2001 and the year 2000, respectively.

Note: The Corporation was monitoring loans estimated to aggregate $4,571,000 at September 30, 2001 and $3,778,000 at December 31, 2000, not classified as nonaccrual or renegotiated loans. These loans had characteristics which indicated they might result in such classification in the future.

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

The allowance for loan losses has been established through provisions for loan losses charged against income. The provision for loan losses for the first three quarters of 2001 was $9,230,000 and $12,745,000 for the same period last year. Loans deemed to be uncollectible are charged against the allowance for loan losses and any subsequent recoveries are credited to the allowance. Intensive collection efforts continue after charge-off in order to maximize recovery amounts. Net charge-offs were $6,839,000 for the first nine months of 2001 compared to $1,193,000 for the same period in 2000. A substantial portion of the loans charged off during 2001 related to one lease financing receivable. The allowance for loan losses to period-end loans was 2.04% at September 30, 2001 and 2.07% at the end of the third quarter of last year.

The following table presents a summary of the activity in the Allowance for Loan Losses:

                               For the 9 Months Ended    For the 3 Months Ended
                                    September 30,            September 30,
Allowance for Loan Losses      ------------------------  ----------------------
(Dollars in thousands)                2001         2000        2001        2000
--------------------------------------------------------------------------------
Allowance balance --
  beginning..................  $   138,612  $   117,997  $  143,605  $  126,508
Allowance of acquired bank...           --        3,660          --       3,660
Charge-offs:
 Commercial..................         (614)      (1,635)       (321)     (1,498)
 Real estate --
   construction..............           --          (11)         --          --
 Real estate -- mortgage.....         (112)        (497)        (33)        (32)
 Consumer....................       (2,432)      (2,012)       (907)       (739)
 Lease financing.............       (5,828)          --      (5,175)         --
                               -----------  -----------  ----------  ----------
  Total......................       (8,986)      (4,155)     (6,436)     (2,269)
                               -----------  -----------  ----------  ----------
Recoveries:
 Commercial..................          535        1,344         100         660
 Real estate --
   construction..............           66          176          37           1
 Real estate -- mortgage.....          205          319          33          13
 Consumer....................        1,341        1,123         563         320
 Lease financing.............           --           --          --          --
                               -----------  -----------  ----------  ----------
  Total......................        2,147        2,962         733         994
                               -----------  -----------  ----------  ----------
Net (charge-
 offs)/recoveries............       (6,839)      (1,193)     (5,703)     (1,275)
Provision for loan losses....        9,230       12,745       3,101       4,316
                               -----------  -----------  ----------  ----------
Allowance balance -- ending..  $   141,003  $   133,209  $  141,003  $  133,209
                               ===========  ===========  ==========  ==========
Average loans................  $ 6,849,998  $ 6,042,438  $6,939,110  $6,320,282
                               ===========  ===========  ==========  ==========
Net (charge-
 offs)/recoveries --
 annualized as a percent of
 average loans...............          .13%         .03%        .33%        .08%
                               ===========  ===========  ==========  ==========
Period-end loans.............  $ 6,900,139  $ 6,436,612
                               ===========  ===========
Allowance for loan losses as
 a percent of period-end
 loans.......................         2.04%        2.07%
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

SFAS No. 143, Accounting for Asset Retirement Obligations, was issued in June 2001. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 143 is not expected to have a material effect on the Corporation's financial statements.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in August 2001. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It also establishes a single accounting model for long-lived assets to be disposed of by sale, which includes long-lived assets that are part of a discontinued operation. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2001. SFAS No. 144 is not expected to have a material effect on the Corporation's financial statements.

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

                                                                        Page 13
                       MERCANTILE BANKSHARES CORPORATION

ANALYSIS OF INTEREST RATES AND INTEREST DIFFERENTIALS

The following table presents the distribution of the average consolidated balance sheets, interest income/expense and annualized yields earned and rates paid through the first nine months of 2001 and 2000.

                                     2001                         2000
                          ---------------------------- ----------------------------
                           Average    Income*/ Yield*/  Average    Income*/ Yield*/
(Dollars in thousands)     Balance    Expense   Rate    Balance    Expense   Rate
-----------------------------------------------------------------------------------
Earning assets
 Loans:
  Commercial............  $2,366,886  $148,639  8.40%  $2,195,136  $152,490  9.28%
  Real estate...........   3,682,316   225,005  8.17    3,111,515   202,398  8.69
  Consumer..............     800,796    50,824  8.49      735,787    47,721  8.66
                          ----------  --------         ----------  --------
    Total loans.........   6,849,998   424,468  8.28    6,042,438   402,609  8.90
                          ----------  --------         ----------  --------
 Federal funds sold.....     105,641     3,295  4.17       27,965     1,313  6.27
 Securities purchased
  under resale
  agreements............       2,930        75  3.42           --        --    --
 Securities:**
  Taxable securities
   U.S. Treasury
    securities..........   1,331,986    55,096  5.53    1,565,008    65,649  5.60
   U.S. Agency
    securities..........     300,149    13,794  6.14       73,453     3,683  6.70
   Other stocks and
    bonds...............      60,906     3,608  7.92       32,882     2,003  8.14
  Tax-exempt securities
   States and political
    subdivisions........      40,603     2,492  8.21       20,892     1,290  8.25
                          ----------  --------         ----------  --------
    Total securities....   1,733,644    74,990  5.78    1,692,235    72,625  5.73
                          ----------  --------         ----------  --------
 Interest-bearing
  deposits in other
  banks.................         368        14  5.12          153         6  4.94
                          ----------  --------         ----------  --------
    Total earning
     assets.............   8,692,581   502,842  7.73    7,762,791   476,553  8.20
                                      --------                     --------
Cash and due from
 banks..................     213,652                      223,688
Bank premises and
 equipment, net.........     103,304                       97,539
Other assets............     259,555                      202,813
Less: allowance for loan
 losses.................    (142,469)                    (124,395)
                          ----------                   ----------
    Total assets........  $9,126,623                   $8,162,436
                          ==========                   ==========
Interest-bearing
 liabilities
 Deposits:
  Savings deposits......  $2,422,166    32,425  1.79   $2,346,591    36,090  2.05
  Time deposits $100,000
   and over.............   1,153,200    49,631  5.75      817,927    36,371  5.94
  Other time deposits...   1,825,978    76,185  5.58    1,505,162    57,771  5.13
                          ----------  --------         ----------  --------
    Total interest-
     bearing deposits...   5,401,344   158,241  3.92    4,669,680   130,232  3.73
 Short-term borrowings..     739,080    21,816  3.95      859,715    36,022  5.60
 Long-term debt.........      89,669     4,425  6.60       86,045     4,304  6.68
                          ----------  --------         ----------  --------
    Total interest-
     bearing funds......   6,230,093   184,482  3.96    5,615,440   170,558  4.06
                                      --------                     --------
Noninterest-bearing
 deposits...............   1,585,413                    1,419,046
Other liabilities and
 accrued expenses.......     115,667                       98,420
                          ----------                   ----------
    Total liabilities...   7,931,173                    7,132,906
Shareholders' equity....   1,195,450                    1,029,530
                          ----------                   ----------
    Total liabilities
     and shareholders'
     equity.............  $9,126,623                   $8,162,436
                          ==========                   ==========
Net interest income.....              $318,360                     $305,995
                                      ========                     ========
Net interest rate
 spread.................                        3.77%                        4.14%
Effect of noninterest-
 bearing funds..........                        1.13                         1.13
                                                ----                         ----
Net interest margin on
 earning assets.........                        4.90%                        5.27%
                                                ====                         ====
Taxable-equivalent
 adjustment included in:
  Loan income...........              $  3,767                     $  3,248
  Investment securities
   income...............                 1,116                          649
                                      --------                     --------
    Total...............              $  4,883                     $  3,897
                                      ========                     ========

 *Presented on a tax-equivalent basis using the statutory federal corporate income tax rate of 35%.
**Balances reported at amortized cost; excludes pretax unrealized gains (losses) on securities available-for-sale.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information responsive to this Item as of December 31, 2000 appears under the captions "Asset/Liability and Liquidity Management", "Interest Rate Sensitivity Analysis" and "Earnings Simulation Model Projections" on pages 20-22 of the registrant's 2000 Annual Report to Shareholders, filed as Exhibit 13 to registrant's Annual Report on Form 10-K for the year ended December 31, 2000. The information in the Annual Report disclosed that the Corporation was asset sensitive, with net interest income decreasing in a declining rate environment. With the reduction in short-term interest rates by the Federal Reserve during 2001, the Corporation's banking affiliates, as well as the industry in general, are finding it increasingly difficult to reduce the interest rates paid on core deposits. As a result, the Corporation remains asset sensitive and subject to compression of the net interest margin in a declining rate environment.

PART II. OTHER INFORMATION
Item 5. Other Information

  The 2002 Annual Meeting of Stockholders of the registrant is expected to be held on April 24, 2002.

Item 6. Exhibits and Reports on Form 8-K

  (b) Form 8-K filed, dated July 19, 2001, Item 5.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MERCANTILE BANKSHARES CORPORATION

November 8, 2001                      Principal Executive Officer

                                      /s/ Edward J. Kelly, III
                                      _________________________________________
                                      By: Edward J. Kelly, III
                                      President and
                                      Chief Executive Officer

November 8, 2001                      Principal Financial Officer

                                      /s/ Terry L. Troupe
                                      _________________________________________
                                      By: Terry L. Troupe
                                      Chief Financial Officer

November 8, 2001                      Chief Accounting Officer

                                      /s/ Diana E. Nelson
                                      _________________________________________
                                      By: Diana E. Nelson
                                      Controller and Chief Accounting Officer