Form 10-K
period 2001-12-31
MERCANTILE BANKSHARES CORP
filed 2002-03-22
CIK 64908

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(MARK ONE)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the fiscal year ended           December 31, 2001
                          ------------------------------------------------------
                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                         to
                               ------------------------  -----------------------
Commission file number                               0-5127
                       ---------------------------------------------------------

                        Mercantile Bankshares Corporation
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

                Maryland                             52-0898572
     ------------------------------              -------------------
     State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization               Identification No.)

Two Hopkins Plaza, P. O. Box 1477, Baltimore, Maryland           21203
--------------------------------------------------------------------------------
      (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (410) 237-5900
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class        Name of each exchange on which registered

            None                                   None
      -------------------        -----------------------------------------
      -------------------        -----------------------------------------
         Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock ($2 par value)
                           ---------------------------
                                (Title of class)

                              Stock Purchase Rights
                           ---------------------------
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

--------------------------------------------------------------------------------

         At February 28, 2002, the aggregate market value of shares of Common Stock held by non-affiliates of Registrant (including fiduciary accounts administered by affiliates) was $3,058,888,939 based on the last sale price on the Nasdaq National Market on February 28, 2002.

         As of February 28, 2002, 69,821,706 shares of common stock were outstanding.

         Documents Incorporated by Reference: Parts I, II and IV - Portions of
         -----------------------------------
Registrant's Annual Report to Stockholders for year ended December 31, 2001, as indicated, Part III - Definitive Proxy Statement of Registrant filed with the Securities and Exchange Commission under Regulation 14A.

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

         Mercshares directly owns all of the outstanding stock of 21 Affiliated Banks and directly or indirectly owns all of the outstanding stock of certain other Affiliates. For purposes of segment reporting, two operating components have been identified. They are (1) the lead bank, Mercantile-Safe Deposit and Trust Company (including its Banking Division and its Investment Management and Trust Division), and (2) twenty Community Banks. The entities making up each component are identified below, with headquarters locations.

                            Lead Bank and Affiliates
                            ------------------------

Mercantile-Safe Deposit and Trust Company             Baltimore, Maryland

         Mercantile Mortgage Corporation
         Hopkins Plaza Agency, Inc.
         MBC Leasing Corp.
         Mercantile Capital Advisors, Inc.
         Hopkins Plaza Securities, Inc.
MBC Agency, Inc.
         Mercantile Life Insurance Company

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



     Subject to receipt of required regulatory approvals, it is intended that the Sparks State Bank be merged into Mercantile-Safe Deposit and Trust Company in the second quarter of 2002.

     For certain financial, personnel and office location information concerning the companies listed above, see pages 53 to 59 of the Registrant's Annual Report to Stockholders for the year ended December 31, 2001, which information is incorporated by reference herein.

     Mercshares periodically reviews and considers possible acquisitions of banks and other entities performing related activities and discusses such possible acquisitions with managements of the subject companies, and such acquisitions, which may be material, may be made from time to time. Acquisitions are normally subject to regulatory approval.

                                   Operations
                                   ----------

     Mercantile-Safe Deposit and Trust Company and the Community Banks are engaged in a general commercial and retail banking business with normal banking services, including acceptance of demand, savings and time deposits and the making of various types of loans. Mercantile-Safe Deposit and Trust Company offers a full range of personal trust services, investment management services and (for corporate and institutional customers), investment advisory, financial and other services. As of December 31, 2001, assets under the investment supervision of the Investment Management and Trust Division (including Mercantile Capital Advisors, Inc.) had an estimated value of $14.7 billion, assets held in its personal and corporate custody accounts had an estimated value of $24 billion and assets held in escrow accounts had an estimated value of $3.5 million.

     Mercantile Mortgage Corporation conducts a general mortgage lending business, serving commercial and residential customers in Maryland and contiguous areas. The company makes loans for land acquisition, development and construction of single and multifamily housing, in addition to home mortgage loans.

     Hopkins Plaza Agency, Inc. acts as agent in the sale of fixed rate annuities, and MBC Leasing Corp. provides tax oriented and finance leases of equipment.

     Hopkins Plaza Securities, Inc. is a broker-dealer that facilitates purchases of shares of the M.S.D.&T. family of mutual funds by bank customers.

     MBC Agency, Inc., provides, under group policies, credit life insurance in connection with extensions of credit by Affiliated Banks. Mercantile Life Insurance Company reinsures the insurance provided by MBC Agency, Inc.

     MBC Realty, LLC owns and operates various properties used by Mercantile-Safe Deposit and Trust Company.

     For segment reporting information, see the following portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 2001, which information is incorporated by reference herein: Note 15 of Notes to Financial Statements on page 44 of the Annual Report, and information under the caption "Segment Reporting" on page 13 of the Annual Report.

                             Statistical Information
                             -----------------------

         The statistical information required in this Item 1 is incorporated by reference to the information appearing in Registrant's Annual Report to Stockholders for the year ended December 31, 2001, as follows:



Disclosure Required by Guide 3                       Reference to 2001 Annual Report
------------------------------                       --------------------------------

(I)        Distribution of Assets,
           Liabilities and Stockholder
           Equity; Interest Rates and
           Interest Differentials ...................Analysis of Interest Rates and
                                                     Interest Differentials (page 8)
                                  ...................Rate/Volume Analysis (page 10)
                                  ...................Non-performing Assets (pages 18-19)

(II)       Investment Portfolio   ...................Bond Investment Portfolio (page 14)

(III)      Loan Portfolio         ...................Year-End Loan Data (page 49)
                                  ...................Loan Maturity Schedule (page 20)
                                  ...................Asset/Liability and Liquidity
                                                     Management (pages 21-23)
                                  ...................Non-performing Assets (pages 18-19)

(IV)       Summary of Loan Loss
           Experience             ...................Allowance for Loan Losses
                                                     (pages 16-18)
                                                     and Credit Risk Analysis (page 16)

                                  ...................Allocation of Allowance for Loan
                                                     Losses (page 17)

(V)        Deposits               ...................Analysis of Interest Rates and
                                                     Interest Differentials (page 8)

                                  ...................Notes to Financial Statements,
                                                     Note 5 - Deposits (page 35)

(VI)       Return on Equity
           and Assets             ...................Return on Equity and Assets (page 51)


(VII)      Short-Term Borrowings  ...................Notes to Financial Statements,
                                                     Note 6 (page 36)

                                    Employees
                                    ---------

         At December 31, 2001, Mercshares and its Affiliates had approximately 811 officers and 2,138 other employees. Of these, Mercantile-Safe Deposit and Trust Company employed 443 officers and 630 other employees and the Community Banks had 365 officers and 1,488 other employees.

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

         Mercshares is the largest independent bank holding company headquartered in Maryland. Mercantile-Safe Deposit and Trust Company is the eighth largest commercial bank in the state. During 2001, Mercshares also competed with Maryland-based bank subsidiaries of the second, third, eleventh and sixteenth largest bank holding companies in the United States as well as banking subsidiaries of other non-Maryland bank holding companies. Measured in terms of assets under investment supervision, Mercantile-Safe Deposit and Trust Company believes it is one of the largest trust institutions in the southeastern United States. Mercantile-Safe Deposit and Trust Company competes for various classes of fiduciary and investment advisory business with other banks and trust companies, insurance companies, investment counseling firms, mutual funds and others.

     Mercantile Mortgage Corporation is one of many competitors in its area of activity. MBC Agency, Inc. is limited to providing credit life, health and accident insurance in connection with credit extended by the Affiliated Banks. Hopkins Plaza Agency, Inc. and MBC Leasing Corp. commenced business in 1996 and are small competitors in their areas of activity.

     The 20 Community Banks ranged in asset size from $48 million to $748 million, at December 31, 2001. They face competition in their own local service areas as well as from the larger competitors mentioned above.

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

Gramm-Leach-Bliley Act
----------------------

         The enactment in November, 1999 of the Gramm-Leach-Bliley Act ("GLB Act"), represents the culmination of years of effort to repeal the provisions in the Banking Act of 1933 (generally known as "Glass Steagall") and restrictions in the Bank Holding Company Act of 1956 that, respectively, limited affiliations among, and overlapping business activities in, the banking, securities and insurance industries. Broadly speaking, through the establishment of a regulatory structure that permits a bank holding company to elect "financial holding company" status, the GLB Act will permit, within a holding company system, a full range of banking, securities and insurance activities, including securities and insurance underwriting, as well as, with certain restrictions, merchant banking activities. The election is only available to bank holding companies whose bank and thrift subsidiaries are well capitalized, well managed, and have satisfactory Community Reinvestment Act ratings. With exceptions for insurance underwriting, merchant banking and real estate investment and development, the GLB Act would also permit comparable expansion of national bank activities by banks meeting similar criteria, together with certain additional firewall and other requirements, through "financial subsidiaries" of national banks. Similarly, as a matter of Federal law, but still subject to State law, the GLB Act greatly expands the potential financial activities of subsidiaries of State banks.

     If Mercshares were to elect financial holding company status under the GLB Act, it would be permitted to engage in the full range of securities and insurance activities authorized by the GLB Act, including securities and insurance underwriting, as well as certain permitted merchant banking activities.

     The GLB Act is also intended to ensure that banking activities are regulated by bank regulators, securities activities are regulated by securities law regulators, and insurance activities are regulated by insurance regulators. In other words, it is intended to incorporate a system of functional regulation, although it retains the role of the Federal Reserve Board as the umbrella supervisor for holding companies. Consequently, various securities activities of banks will become subject to regulation by the Securities and Exchange Commission when the Commission fully implements that authority.

     With respect to the functional regulation goal of the GLB Act, various provisions are causing or will cause banks to "push out" those securities activities that have now become subject to Securities and Exchange Commission regulation into separate securities subsidiaries or affiliates. Defined traditional banking activities, which include most of Mercantile-Safe Deposit and Trust Company's current Investment Management and Trust Division activities should not trigger Securities and Exchange Commission regulation or the so-called "push-out" process. However, Mercantile-Safe Deposit and Trust Company has formed two new subsidiaries to engage in securities activities. Mercantile Capital Advisors, Inc. has registered with the SEC as an investment adviser to serve the M.S.D.&T. family of mutual funds and certain other institutional accounts. Hopkins Plaza Securities, Inc. has registered with the SEC as a broker-dealer to facilitate the purchase of shares of these mutual funds by bank customers and certain other potential activities.

     Provisions of the GLB Act require and anticipate extensive new regulations, many of which have already been promulgated or proposed.

     It is not yet clear whether the GLB Act and the implementation of functional regulation will have a material effect on the operations of Mercshares and its affiliates.


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

Other Affiliates
----------------

     As affiliates of Mercshares, the nonbanking Affiliates are subject to examination by the Board of Governors of the Federal Reserve System and, as affiliates of the Affiliated Banks, they are subject to examination by the Federal Deposit Insurance Corporation and the Commissioner of Financial Regulation of Maryland. In addition, MBC Agency, Inc., Mercantile Life Insurance Company and Hopkins Plaza Agency, Inc. are subject to licensing and regulation by state insurance authorities. Mercantile Capital Advisors, Inc. and Hopkins Plaza Securities, Inc. are subject to regulation by the SEC and state securities law authorities, and Hopkins Plaza Securities, Inc. is also subject to regulation by the National Association of Securities Dealers, Inc.

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

                              Cautionary Statement
                              --------------------

         This Annual Report on Form 10-K contains forward-looking statements within the meaning of and pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. A forward-looking statement encompasses any estimate, prediction, opinion or statement of belief contained in this report, and the underlying management assumptions. Examples are statements concerning possible acquisitions, competitive conditions, effects of monetary policy, and the potential impact of legislation. A similar cautionary statement, concerning the content of the Registrant's Annual Report to Stockholders for the year ended December 31, 2001, is contained in that Report.

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

ITEM 2.  PROPERTIES
-------  ----------

         The main offices of Mercshares and Mercantile-Safe Deposit and Trust Company are located in a 21-story building at Hopkins Plaza in Baltimore owned by MBC Realty, LLC, a wholly owned subsidiary of Mercshares. At December 31, 2001, these offices occupied approximately 159,000 square feet (together with about 11,000 square feet leased in a nearby building). At December 31, 2001, Mercantile-Safe Deposit and Trust Company also occupied approximately 132,000 square feet of leased space in a building located in Linthicum, Maryland, in which its operations and certain other departments are located, and a 7,000 square foot call center facility in Federalsburg, Maryland. The Linthicum and Federalsburg properties are owned by MBC Realty, LLC. Of the 18 banking and bank-related offices occupied by Mercantile-Safe Deposit and Trust Company, four are owned in fee, six are owned subject to ground leases and eight are leased with aggregate annual rentals of approximately $1,473,000, not including rentals for the main office and adjacent premises owned by MBC Realty, LLC.

         Of the 170 banking offices of the Community Banks, 94 are owned in fee, 20 are owned subject to ground leases and 56 are leased, with aggregate annual rentals of approximately $4,085,000 as of December 31, 2001.

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

SPECIAL ITEM:  EXECUTIVE OFFICERS OF THE REGISTRANT
-------------  ------------------------------------

         The Executive Officers of Registrant are:


Name                                        Position                                         Age
--------------------                        ---------------------------------                ---
Edward J. Kelly, III                        President and Chief                               48
                                             Executive Officer

Wallace Mathai-Davis                        Chairman, Investment and                          57
                                             Wealth Management

J. Marshall Reid (1)                        President and Chief                               56
                                             Operating Officer (Mercantile-
                                             Safe Deposit and Trust Company)

Jack E. Steil                               Executive Vice President.                         55
                                             Chairman - Credit Policy
                                             (Mercantile-Safe Deposit
                                             and Trust Company)

Alan D. Yarbro                              General Counsel and Secretary                     60

Terry L. Troupe                             Chief Financial Officer and                       54
                                             Treasurer

Robert W. Johnson                           Senior Vice President                             59

O. James Talbott, II                        Senior Vice President                             58

---------------------

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

         Effective March 1, 2001, Mr. Kelly became President and Chief Executive of Mercshares and Chairman of the Board and Chief Executive Officer of Mercantile-Safe Deposit and Trust Company. Mr. Kelly served as Managing Director, Head of Global Financial Institutions, and as Co-Head of Investment Banking Client Management of J. P. Morgan, Chase & Co. during January, 2001. Prior thereto, during the past five years, he was a Managing Director of J. P. Morgan & Co. Incorporated and held the following additional positions with that
Company: Head, Global Financial Institutions from February, 2000 through December, 2000; Co-Head, Global Financial Institutions and Head, Latin America Investment Banking from December, 1997 through February, 2000; Member, Global Investment Banking Committee from December, 1997 through December, 2000; and Co-Head, Financial Institutions (Americas) from February, 1996 through December, 1997.

         Mr. Mathai-Davis was elected Chairman, Investment and Wealth Management of Mercshares and Mercantile-Safe Deposit and Trust Company on February 5, 2002. Prior thereto he was Chief Operating Officer, Chief Financial Officer and Corporate Secretary of OFFITBANK, a private bank offering integrated investment services.

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

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------     -------------------------------------------------------------
            MATTERS
            -------

         Information required by this Item 5 is incorporated by reference to the information appearing under the captions "Dividends" and "Recent Common Stock Prices" on pages 24 and 25 of the Registrant's Annual Report to Stockholders for the year ended December 31, 2001.

         The following information is given in response to Item 701 of Regulation S-K. In December, 2001, one director of Mercshares received an aggregate of 363 shares of Mercshares common stock, at fair market value, in lieu of a cash retainer fee, under the Mercshares Retainer Stock Plan for Non Employee Directors. The shares issuable under the Plan have not been registered under the Securities Act of 1933 in reliance on Release 33-6188 (1980) and Release 33-6281 (1981). The only potential Plan participants are outside directors, currently 14 in number. Mercshares common stock is actively traded on the Nasdaq National Market. The maximum number of shares (450,000) issuable over ten years under the Plan is less than 1% of the total shares outstanding.

ITEM 6.     SELECTED FINANCIAL DATA
-------     -----------------------

         The information required by this Item 6 is incorporated by reference to the information appearing under the caption "Five Year Selected Financial Data" on page 49 of the Registrant's Annual Report to Stockholders for the year ended December 31, 2001.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------     ---------------------------------------------------------------
            RESULTS OF OPERATION
            --------------------

         The information required by this Item 7 is incorporated by reference to the information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 to 25 of the Registrant's Annual Report to Stockholders for the year ended December 31, 2001.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------    ----------------------------------------------------------

        The information required by this Item 7A is incorporated by reference to the information appearing under the captions "Asset/Liability and Liquidity Management", "Interest Rate Sensitivity Analysis" and "Earnings Simulation Model Projections" on pages 21-23 of the Registrant's Annual Report to Stockholders for the year ended December 31, 2001.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------     -------------------------------------------

        The information required by this Item 8 and the report of the independent accountants thereon are incorporated by reference to pages 26 to 48 of the Registrant's Annual Report to Stockholders for the year ended December 31, 2001.

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

        The remaining information required by this Item 10 is incorporated by reference to the definitive proxy statement of Registrant contemporaneously filed with the Securities and Exchange Commission under Regulation 14A.

ITEM 11.    EXECUTIVE COMPENSATION
--------    ----------------------

        The information required by this Item 11 is incorporated by reference to the definitive proxy statement of Registrant contemporaneously filed with the Securities and Exchange Commission under Regulation 14A.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------    --------------------------------------------------------------

         The information required by this Item 12 is incorporated by reference to the definitive proxy statement of Registrant contemporaneously filed with the Securities and Exchange Commission under Regulation 14A.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------    ----------------------------------------------

         The information required by this Item 13 is incorporated by reference to the definitive proxy statement of Registrant contemporaneously filed with the Securities and Exchange Commission under Regulation 14A.

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

                          A. Rights Agreement dated as of June 8, 1999 between Registrant and the Rights Agent, including Form of Rights Certificate and Articles Supplementary (Incorporated by reference to Form 8-K of Registrant filed June 11, 1999, Exhibit 4, Commission File No. 0-5127, and to Form 8-A of Registrant filed June 11, 1999, Exhibits 1, 2 and 3, Commission File No. 0-5127).

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


                          C.        Deferred  Compensation  Agreement,
                                    including  supplemental  pension  and thrift
                                    plan  arrangements,  dated September 30,
                                    1982, between  Mercantile-Safe Deposit and
                                    Trust Company and H. Furlong Baldwin, as
                                    amended by Agreements dated as of October
                                    24, 1983, March 13, 1984,  January 1, 1987,
                                    December 8, 1987 and January 1, 1989
                                    (Incorporated by reference to Registrant's
                                    Annual Report on Form 10-K for the year
                                    ended December 31, 1989,  Exhibit  10 E,
                                    Commission  File No.  0-5127),  as  amended
                                    by  Agreement  dated  February  1,  1997
                                    (Incorporated by reference to Registrant's
                                    Annual Report on Form 10-K for the year
                                    ended December 31, 1996, Exhibit 10 D,
                                    Commission File No. 0-5127),  as amended by
                                    Agreement dated February 22, 2001
                                    (Incorporated by reference to Registrant's
                                    Annual Report
                                  on Form 10-K for the year ended December 31, 2000, Exhibit 10 D, Commission File No. 0-5127).

                          D. Mercantile Bankshares Corporation and Participating Affiliates Unfunded Deferred Compensation Plan for Directors, as amended through January 1, 1984 (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, Exhibit 10 G, Commission File No. 0-5127), as amended and restated by amendment effective December 31, 1995 (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10 F, Commission File No. 0-5127).

                          E. Mercantile Bankshares Corporation Employee Stock Purchase Dividend Reinvestment Plan dated February 13, 1995 (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, Exhibit 10 I, Commission File No. 0-5127).

                          F. Mercantile Bankshares Corporation (1989) Omnibus Stock Plan (Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1997,
                                  Exhibit 10 K, Commission File No. 0-5127).

                          G. Mercantile Bankshares Corporation 1999 Omnibus Stock Plan (Incorporated by reference to Registrant's Registration Statement on Form S-8, No. 333-90307, Exhibit 4.4).

                          H. Mercantile Bankshares Corporation and Participating Affiliates Supplemental Cash Balance Executive Retirement Plan, dated April 27, 1994, effective January 1, 1994 (Incorporated by reference to Registrant's Annual Report on Form 10-K for year ended December 31, 1994, Exhibit 10 R, Commission File No. 0-5127).

                          I. Mercantile Bankshares Corporation and Participating Affiliates Supplemental 401(k) Executive Retirement Plan, dated December 13, 1994, effective January 1, 1995 (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, Exhibit 10 S, Commission File No. 0-5127).

                          J. Mercantile Bankshares Corporation Option Agreement with H. Furlong Baldwin (dated August 22, 1995), with respect to 120,000 shares after a stock dividend paid in 1997, and as to which the Net Operating Income is that of Mercantile-Safe Deposit and Trust Company (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10 Q, Commission File No. 0-5127).

K. Mercantile Bankshares Corporation Retainer Stock Plan For Non-Employee Directors dated March 12, 1996 (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended
          December 31, 1995, Exhibit 10 R, Commission File No. 0-5127).

L. Executive Severance Agreement, dated as of April 24, 1996, between Mercantile Bankshares Corporation and Alan D. Yarbro (Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1996, Exhibit 10 T, Commission File No. 0-5127).

M.        Mercantile Bankshares Corporation Option Agreement with
          Alan D. Yarbro, dated April 26, 1996 (Incorporated by reference to Registrant's Quarterly Report for the period ended June 30, 1996,
          Exhibit 10 U, Commission File No. 0-5127).

N.        Mercantile Bankshares Corporation Option Agreement with
          J. Marshall Reid, dated August 21, 1995 (Incorporated by reference to Registrant's Annual Report of Form 10-K for the year ended
          December 31, 1998, Exhibit 10 R, Commission File No. 0-5127).

O. Mercantile Bankshares Corporation Option Agreement with Jack E. Steil, dated August 21, 1995 (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998,
          Exhibit 10 S, Commission File No. 0-5127).

P.        Mercantile Bankshares Corporation Option Agreement with
          Terry L. Troupe, dated September 10, 1996 (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, Exhibit 10 S, Commission File No. 0-5127).

Q. Agreement dated February 2, 2001, among Mercantile Bankshares Corporation, Mercantile-Safe Deposit and Trust Company and H. Furlong Baldwin (Incorporated by reference to Form 8-K of Registrant filed February 13, 2001, Exhibit 10 T, Commission File No. 0-5127).

R. Executive Employment Agreement dated February 2, 2001, among Mercantile Bankshares Corporation, Mercantile-Safe Deposit and Trust Company and Edward J. Kelly, III (Incorporated by reference to Form 8-K of Registrant filed February 13, 2001, Exhibit 10 U, Commission File No. 0-5127), as amended by Agreement effective February 21, 2002 (filed herewith).

S. Executive Severance Agreement dated February 2, 2001, among Mercantile Bankshares Corporation, Mercantile-Safe Deposit and Trust Company and Edward J. Kelly, III (Incorporated by reference to Form 8-K of Registrant filed February 13, 2001, Exhibit 10 V, Commission File No. 0-5127), as amended by Agreement effective February 21, 2002 (filed herewith).

T. Supplemental Retirement Agreement dated February 2, 2001, among Mercantile Bankshares Corporation, Mercantile-Safe Deposit and Trust Company and Edward J. Kelly, III (Incorporated by reference to Form 8-K of Registrant filed February 13, 2001, Exhibit 10 W, Commission File No. 0-5127).


U.        Mercantile Bankshares Corporation Option Agreement with
          Edward J. Kelly, III, dated March 2, 2001 (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, Exhibit 10 X, Commission File No. 0-5127).


V. Schedule and Form of Mercantile Bankshares Corporation Option Agreements entered into in 2000 with J. Marshall Reid (40,000 shares), Jack E. Steil (40,000 shares), Alan D. Yarbro (25,000 shares) and Terry L. Troupe (20,000 shares) (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended
          December 31, 2000, Exhibit 10 Y, Commission File No. 0-5127).

W. Executive Employment Agreement effective February 1, 2002, among Mercantile Bankshares Corporation, Mercantile-Safe Deposit and Trust Company and Wallace Mathai-Davis (filed herewith).


X. Executive Severance Agreement effective February 1, 2002, among Mercantile Bankshares Corporation, Mercantile-Safe Deposit and Trust Company and Wallace Mathai-Davis (filed herewith).

          (13) Annual Report to security holders for the year ended December 31, 2001 (filed herewith).
          (21) Subsidiaries of the Registrant (filed herewith). Information as to subsidiaries of the Registrant (filed herewith).
          (23)   Consent
                 Consent of Independent Accountants (filed herewith).
          (24)   Power of Attorney
                 Power of Attorney dated March 12, 2002 (filed herewith).

(b)       Reports on Form 8-K

          Form 8-K filed on October 9, 2001, Item 5.

                          INDEX TO FINANCIAL STATEMENTS


The Report of Independent Accountants as pertaining to the Consolidated
   Financial Statements of Mercantile Bankshares Corporation and Affiliates and related notes is incorporated by reference to page 26 of the Registrant's Annual Report to Stockholders for the year ended December 31, 2001.

Consolidated Financial Statements and related notes are incorporated by reference to the Registrant's Annual Report to Stockholders for the year ended December 31, 2001, and may be found on the pages of said Report as indicated in parentheses:

   Consolidated Balance Sheets, December 31, 2001 and 2000 (page 27)

   Statement of Consolidated Income for the years ended December 31, 2001,
    2000, and 1999 (page 28)

   Statement of Consolidated Cash Flows for the years ended December 31, 2001,
    2000 and 1999 (page 29)

   Statement of Changes in Consolidated Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999 (page 30)

   Notes to Consolidated Financial Statements (pages 31 to 48)

Supplementary Data:

   Quarterly Results of Operations are incorporated by reference to the information appearing under the caption "Quarterly Results of Operations" on page 45 of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2001.

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

MERCANTILE BANKSHARES CORPORATION

By:  /S/  Edward J. Kelly, III                                 March 22, 2002
     --------------------------------------------------
     Edward J. Kelly, III
     President and Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Principal Executive Officer

/S/  Edward J. Kelly, III                                      March 22, 2002
---------------------------------------------------
Edward J. Kelly, III
President and Chief Executive Officer

Principal Financial Officer

/S/  Terry L. Troupe                                           March 22, 2002
---------------------------------------------------
Terry L. Troupe
Chief Financial Officer

Principal Accounting Officer

/S/  Diana Nelson                                              March 22, 2002
---------------------------------------------------
Diana Nelson
Controller


A majority of the Board of Directors:

Clayton S. Rose, Richard O. Berndt, Darrell D. Friedman, Freeman A. Hrabowski, Cynthia A. Archer, Morton B. Plant, Christian H. Poindexter, George L. Bunting, Jr., Edward J. Kelly, III, H. Furlong Baldwin, Wallace Mathai-Davis, Donald J. Shephard, William R. Brody.



By:  /S/  Edward J. Kelly, III                                 March 22, 2002
     ----------------------------------------------
     Edward J. Kelly, III
     For Himself and as Attorney-in-Fact