Form 10-Q
period 2002-03-31
MERCANTILE BANKSHARES CORP
filed 2002-05-10
CIK 64908

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

         -------------------------------------------------------------
                                   FORM 10-Q

(MARK ONE)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2002

                                      OR

         [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                         Commission File Number 0-5127
                           ------------------------

                       MERCANTILE BANKSHARES CORPORATION
                    ---------------------------------------
            (Exact name of registrant as specified in its charter)

                      Maryland                         52-0898572
                      --------                         ----------
           (State or other jurisdiction of          (I.R.S. Employer
            incorporation or organization)         Identification No.)

         2 Hopkins Plaza, Baltimore, Maryland             21201
         ------------------------------------             -----
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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. As of April 30, 2002, registrant had outstanding 69,906,076 shares of Common Stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                       MERCANTILE BANKSHARES CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                                             March 31,  December 31,   March 31,
(Dollars in thousands, except per share data)                                                     2002          2001        2001
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks.................................................................... $  229,046    $  290,177  $  264,929
Interest-bearing deposits in other banks...................................................        358           357         355
Federal funds sold.........................................................................    217,746        23,813      52,518
                                                                                            ----------    ----------  ----------
     Total cash and cash equivalents.......................................................    447,150       314,347     317,802
                                                                                            ----------    ----------  ----------
Investment securities:
  Available-for-sale at fair value
   U.S. Treasury and government agencies -- amortized cost of $2,028,183 (2002),
     $2,029,682 (December 2001) and $1,570,428 (March 2001)................................  2,042,875     2,066,990   1,599,585
   States and political subdivisions -- amortized cost of $649 (2002),
     $649 (December 2001) and $1,349 (March 2001)..........................................        666           667       1,371
   Other investments -- amortized cost of $211,421 (2002), $215,545 (December 2001)
     and $47,461 (March 2001)..............................................................    216,262       221,037      62,386
  Held-to-maturity at amortized cost
   States and political subdivisions -- fair value of $39,847 (2002),
     $40,172 (December 2001) and $42,493 (March 2001)......................................     38,550        38,815      40,916
   Other investments -- fair value of $15,054 (2002), $13,454 (December 2001) and
     $13,446 (March 2001)..................................................................     15,054        13,454      13,446
                                                                                            ----------    ----------  ----------
     Total investment securities...........................................................  2,313,407     2,340,963   1,717,704
                                                                                            ----------    ----------  ----------
Loans held-for-sale........................................................................     42,583       137,950      60,021
Loans:
 Commercial................................................................................  4,055,360     4,048,018   3,770,907
 Construction..............................................................................    677,274       652,486     825,362
 Residential real estate...................................................................  1,088,752     1,060,519   1,048,681
 Consumer..................................................................................    981,573       991,341     993,907
 Lease financing...........................................................................    138,656       153,882     149,161
                                                                                            ----------    ----------  ----------
     Total loans...........................................................................  6,941,615     6,906,246   6,788,018
Less: allowance for loan losses............................................................   (143,505)     (141,463)   (140,797)
                                                                                            ----------    ----------  ----------
     Loans, net............................................................................  6,798,110     6,764,783   6,647,221
                                                                                            ----------    ----------  ----------
Bank premises and equipment, less accumulated depreciation of
 $115,793 (2002), $113,806 (December 2001) and $106,189 (March 2001).......................    100,897       101,295     103,284
Other real estate owned, net...............................................................        179           181         656
Goodwill, net..............................................................................    102,705       102,705     109,465
Other intangible assets, net...............................................................      8,945         9,319       8,118
Other assets...............................................................................    174,365       157,243     155,217
                                                                                            ----------    ----------  ----------
     Total assets.......................................................................... $9,988,341    $9,928,786  $9,119,488
                                                                                            ==========    ==========  ==========
LIABILITIES
Deposits:
  Noninterest-bearing deposits............................................................. $1,850,927    $1,883,878  $1,577,009
  Interest-bearing deposits................................................................  5,640,738     5,563,494   5,422,389
                                                                                            ----------    ----------  ----------
     Total deposits........................................................................  7,491,665     7,447,372   6,999,398
Short-term borrowings......................................................................    849,095       853,278     692,060
Accrued expenses and other liabilities.....................................................    132,838       128,493     120,171
Long-term debt.............................................................................    269,201       269,437      92,547
                                                                                            ----------    ----------  ----------
     Total liabilities.....................................................................  8,742,799     8,698,580   7,904,176
                                                                                            ----------    ----------  ----------
SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized 2,000,000 shares; issued and outstanding -- None
Common stock, $2 par value; authorized 130,000,000 shares;
  issued 69,891,078 shares (2002), 69,775,710 shares (December 2001) and
  71,163,977 shares (March 2001)...........................................................    139,782       139,551     142,328
Capital surplus............................................................................    162,721       159,947     217,053
Retained earnings..........................................................................    931,147       904,479     828,602
Accumulated other comprehensive income (loss)..............................................     11,892        26,229      27,329
                                                                                            ----------    ----------  ----------
     Total shareholders' equity............................................................  1,245,542     1,230,206   1,215,312
                                                                                            ----------    ----------  ----------
       Total liabilities and shareholders' equity.......................................... $9,988,341    $9,928,786  $9,119,488
                                                                                            ==========    ==========  ==========

See notes to consolidated financial statements

                       MERCANTILE BANKSHARES CORPORATION
                       STATEMENT OF CONSOLIDATED INCOME

                                                                      For the 3 Months Ended
                                                                            March 31,
(Dollars in thousands, except per share data)                            2002        2001
--------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans...........................................  $116,698    $145,036
                                                                        --------   --------
Interest and dividends on investment securities:
  Taxable interest income............................................    24,343      22,902
  Tax-exempt interest income.........................................       480         488
  Dividends..........................................................       283         367
  Other investment income............................................     2,993         850
                                                                        --------   --------
                                                                         28,099      24,607
                                                                        --------   --------
Other interest income................................................     1,665       1,099
                                                                        --------   --------
     Total interest income...........................................   146,462     170,742
                                                                        --------   --------
INTEREST EXPENSE
Interest on deposits.................................................    33,134      55,145
Interest on short-term borrowings....................................     3,312       9,107
Interest on long-term debt...........................................     2,828       1,520
                                                                        --------   --------
     Total interest expense..........................................    39,274      65,772
                                                                        --------   --------
NET INTEREST INCOME..................................................   107,188     104,970
Provision for loan losses............................................     3,083       2,951
                                                                        --------   --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES..................   104,105     102,019
                                                                        --------   --------
NONINTEREST INCOME
Investment and wealth management.....................................    16,527      17,131
Service charges on deposit accounts..................................     7,463       6,420
Mortgage banking related fees........................................     3,174       1,594
Investment securities gains and (losses).............................        (2)      1,539
Other income.........................................................     7,677       7,031
                                                                        --------   --------
     Total noninterest income........................................    34,839      33,715
                                                                        --------   --------
NONINTEREST EXPENSES
Salaries.............................................................    31,646      29,378
Employee benefits....................................................     8,531       7,926
Stock-based compensation expense.....................................       403        (674)
Net occupancy expense of bank premises...............................     3,905       3,435
Furniture and equipment expenses.....................................     6,432       6,004
Communications and supplies..........................................     3,256       3,277
Goodwill amortization................................................        --       2,312
Other expenses.......................................................    12,018      11,006
                                                                        --------   --------
     Total noninterest expenses......................................    66,191      62,664
                                                                        --------   --------
Income before income taxes...........................................    72,753      73,070
Applicable income taxes..............................................    26,578      26,712
                                                                        --------   --------
NET INCOME...........................................................  $ 46,175    $ 46,358
                                                                        ========   ========
NET INCOME PER SHARE OF COMMON STOCK (Note 2):
  Basic..............................................................  $    .66    $    .65
                                                                        ========   ========
  Diluted............................................................  $    .66    $    .65
                                                                        ========   ========

See notes to consolidated financial statements

                       MERCANTILE BANKSHARES CORPORATION
                     STATEMENT OF CONSOLIDATED CASH FLOWS

                                                                                  For the 3 Months Ended
Increase (decrease) in cash and cash equivalents                                        March 31,
(Dollars in thousands)                                                                  2002       2001
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income....................................................................... $  46,175   $  46,358
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses......................................................     3,083       2,951
  Depreciation and amortization..................................................     3,163       3,030
  Amortization of goodwill.......................................................        --       2,312
  Amortization of other intangible assets........................................       522         412
  Investment securities (gains) and losses.......................................         2      (1,539)
  Write-downs of other real estate owned.........................................         2          22
  Gains on sales of other real estate owned......................................        --         (70)
  Gains on sales of buildings....................................................      (350)         --
Net (increase) decrease in assets:
  Interest receivable............................................................    (1,983)      1,375
  Other receivables..............................................................       297      (2,244)
  Other assets...................................................................    (5,702)     (3,459)
  Loans held-for-sale............................................................    95,367     (53,426)
Net increase (decrease) in liabilities:
  Interest payable...............................................................    (3,174)      3,510
  Accrued expenses...............................................................    (7,038)     (2,076)
  Taxes payable..................................................................    13,856      25,738

                                                                                  ---------   ---------
     Net cash provided by operating activities...................................   144,220      22,894
                                                                                  ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held-to-maturity...............       830         669
Proceeds from maturities of investment securities available-for-sale.............   139,653     153,821
Proceeds from sales of investment securities available-for-sale..................        --       1,539
Purchases of investment securities held-to-maturity..............................    (2,165)     (4,278)
Purchases of investment securities available-for-sale............................  (134,031)   (121,969)
Net increase in customer loans...................................................   (36,410)    (95,888)
Proceeds from sales of other real estate owned...................................        --         795
Capital expenditures.............................................................    (2,990)     (4,145)
Proceeds from sales of buildings.................................................       575          --
Acquisition of commercial mortgage company.......................................        --      (7,000)

                                                                                  ---------   ---------
     Net cash used in investing activities.......................................   (34,538)    (76,456)
                                                                                  ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in noninterest-bearing deposits.....................................   (32,951)    (16,494)
Net increase in checking plus interest and savings accounts......................   171,145      34,365
Net increase (decrease) in certificates of deposit...............................   (93,901)    184,986
Net decrease in short-term borrowings............................................    (4,183)    (89,408)
Repayment of long-term debt......................................................        --          --
Proceeds from issuance of shares.................................................     2,518       1,707
Repurchase of common shares......................................................        --          --
Dividends paid...................................................................   (19,507)    (18,537)

                                                                                  ---------   ---------
     Net cash provided by financing activities...................................    23,121      96,619
                                                                                  ---------   ---------
Net increase (decrease) in cash and cash equivalents.............................   132,803      43,057
Cash and cash equivalents at beginning of period.................................   314,347     274,745

                                                                                  ---------   ---------
Cash and cash equivalents at end of period....................................... $ 447,150   $ 317,802
                                                                                  =========   =========


See notes to consolidated financial statements

                       MERCANTILE BANKSHARES CORPORATION
           STATEMENT OF CHANGES IN CONSOLIDATED SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                                                                      Accumulated
                                                                                                            Other
                                                                          Common  Capital Retained  Comprehensive
(Dollars in thousands, except per share data)                    Total     Stock  Surplus Earnings  Income (Loss)
-----------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000................................. $1,173,301  $142,198 $214,454 $800,781    $ 15,868

Net income.................................................     46,358                      46,358
Unrealized gains (losses) on securities available-for-sale,
 net of reclassification adjustment, net of taxes..........     11,461                                  11,461
                                                            ----------
Comprehensive income.......................................     57,819
                                                            ----------
Cash dividends paid:
  Common stock ($.26 per share)............................    (18,537)                    (18,537)
Issuance of 28,487 shares for dividend reinvestment and
 stock purchase plan.......................................      1,004        57      947
Issuance of 5,522 shares for employee stock purchase
 dividend reinvestment plan................................        217        11      206
Issuance of 31,218 shares for employee stock option plan...        486        62      424
Vested stock options.......................................      1,022              1,022
                                                            ----------  -------- -------- --------    --------
BALANCE, MARCH 31, 2001.................................... $1,215,312  $142,328 $217,053 $828,602    $ 27,329
                                                            ==========  ======== ======== ========    ========
BALANCE, DECEMBER 31, 2001................................. $1,230,206  $139,551 $159,947 $904,479    $ 26,229

Net income.................................................     46,175                      46,175
Unrealized gains (losses) on securities available-for-sale,
 net of reclassification adjustment, net of taxes
 (Note 6)..................................................    (14,337)                                (14,337)
                                                            ----------
Comprehensive income.......................................     31,838
                                                            ----------
Cash dividends paid:
  Common stock ($.28 per share)............................    (19,507)                    (19,507)
Issuance of 28,003 shares for dividend reinvestment and
 stock purchase plan.......................................        897        56      841
Issuance of 5,133 shares for employee stock purchase
 dividend reinvestment plan................................        219        10      209
Issuance of 82,232 shares for employee stock option plan...      1,402       165    1,237
Vested stock options.......................................        487                487
                                                            ----------  -------- -------- --------    --------
BALANCE, MARCH 31, 2002.................................... $1,245,542  $139,782 $162,721 $931,147    $ 11,892
                                                            ==========  ======== ======== ========    ========

See notes to consolidated financial statements

                       MERCANTILE BANKSHARES CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The consolidated financial statements, which include the accounts of Mercantile Bankshares Corporation (Bankshares) and all of its affiliates, are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practice within the banking industry. In the opinion of management, the consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim period. These adjustments are of a normal recurring nature and include adjustments to eliminate all significant intercompany transactions. In view of the changing conditions in the national economy, the effect of actions taken by regulatory authorities and normal seasonal factors, the results for the interim period are not necessarily indicative of annual performance. For comparability, certain prior period amounts have been reclassified to conform with current period presentation.

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

2.  EARNINGS PER SHARE

Basic earnings per share (EPS) is computed by dividing income available to common shareholders by weighted average common shares outstanding. Diluted EPS is computed using the same components as in basic EPS with the denominator adjusted for the dilutive effect of stock options. The following tables provide a reconciliation between the computation of basic EPS and diluted EPS for the quarters ended March 31, 2002 and 2001:

                                         For the 3 Months Ended March 31, 2002
                                         -------------------------------------
                                            Net        Weighted Average
   (In thousands, except per share data)   Income       Common Shares    EPS
   ---------------------------------------------------------------------------
     Basic EPS..........................  $46,175           69,822      $.66
     Dilutive effect of stock options...                       605
                                                            ------
     Diluted EPS........................  $46,175           70,427      $.66
                                                            ======

                                         For the 3 Months Ended March 31, 2001
                                         -------------------------------------
                                            Net        Weighted Average
   (In thousands, except per share data)   Income       Common Shares    EPS
   ---------------------------------------------------------------------------
     Basic EPS.......................... $46,358            71,120      $.65
     Dilutive effect of stock options...                       651
                                                            ------
     Diluted EPS........................ $46,358            71,771      $.65
                                                            ======

3.  IMPAIRED LOANS

A loan is considered impaired, based on current information and events, if it is probable that Bankshares will not collect all principal and interest payments according to the contractual terms of the loan agreement. Generally, a loan is considered impaired once either principal or interest payments become 90 days past due at the end of a calendar quarter. A loan may be considered impaired sooner if, in management's judgement, such action is warranted. The impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the repayment is expected to be provided predominantly by the underlying collateral. A majority of Bankshares' impaired loans are measured by reference to the fair value of the collateral. Interest income on impaired loans is recognized on the cash basis. Information with respect to impaired loans and the related valuation allowance (if the measure of the impaired loan is less than the recorded investment) at March 31, 2002 and at the end of December and March, 2001 is shown on the following page. See Form 10-K for more details.

                                                                                March 31, December 31, March 31,
(Dollars in thousands)                                                               2002         2001      2001
----------------------------------------------------------------------------------------------------------------
Impaired loans with a valuation allowance......................................  $ 53,930     $ 47,963  $  2,726
Impaired loans with no valuation allowance.....................................    13,309        6,379    26,878
                                                                                 --------     --------  --------
 Total impaired loans..........................................................  $ 67,239     $ 54,342  $ 29,604
                                                                                 ========     ========  ========
Allowance for loan losses applicable to impaired loans.........................  $ 13,361     $ 10,484  $  1,175
Allowance for loan losses applicable to other than impaired loans..............   130,144      130,979   139,622
                                                                                 --------     --------  --------
 Total allowance for loan losses...............................................  $143,505     $141,463  $140,797
                                                                                 ========     ========  ========
Year-to-date interest income on impaired loans recorded on the cash basis......  $     35     $    510  $     52
                                                                                 ========     ========  ========
Year-to-date average recorded investment in impaired loans during the period...  $ 67,239     $ 33,095  $ 29,604
                                                                                 ========     ========  ========
Quarter-to-date interest income on impaired loans recorded on the cash basis...  $     35     $    253  $     52
                                                                                 ========     ========  ========
Quarter-to-date average recorded investment in impaired loans during the period  $ 67,239     $ 37,827  $ 29,604
                                                                                 ========     ========  ========

Note: Impaired loans do not include large groups of smaller balance homogeneous loans that are evaluated collectively for impairment (e.g., residential mortgages and consumer installment loans). The allowance for loan losses related to these loans is included in the allowance for loan losses applicable to other than impaired loans.

4.  COMMITMENTS

Various commitments to extend credit (lines of credit) are made in the normal course of banking business. Total unused lines of credit approximated $2,882,000,000, $3,055,291,000 and $2,790,650,000 at March 31, 2002, December
31, 2001 and March 31, 2001, respectively. In addition, letters of credit are issued for the benefit of customers by affiliated banks. Outstanding letters of credit were $210,840,000 at March 31, 2002, $197,546,000 at December 31, 2001
and $185,540,000 at March 31, 2001.

5.  INTANGIBLE ASSETS

The following table discloses the gross carrying amount and accumulated amortization of intangible assets subject to amortization at March 31, 2002 and December 31, 2001:

                               At March 31, 2002           At December 31, 2001
-                         ---------------------------- ----------------------------
                           Gross                        Gross
                          Carrying Accumulated   Net   Carrying Accumulated   Net
(Dollars in thousands)     Amount  Amortization Amount  Amount  Amortization Amount
-----------------------------------------------------------------------------------
Deposit intangibles...... $13,846    $(5,347)   $8,499 $13,846    $(4,899)   $8,947
Mortgage servicing rights   1,497     (1,074)      423   1,749     (1,406)      343
Other....................      50        (27)       23      50        (21)       29
                          -------    -------    ------ -------    -------    ------
Total.................... $15,393    $(6,448)   $8,945 $15,645    $(6,326)   $9,319
                          =======    =======    ====== =======    =======    ======

The aggregate amortization expense was $522,000 for the three months ended March 31, 2002 and $2,082,000 for the year ended December 31, 2001. The estimated aggregate amortization expense for each of the next five years is:
2003 - $1,698,000; 2004 - $1,524,000; 2005 - $1,463,000; 2006 - $1,463,000;
2007 - $1,261,000.

6.  COMPREHENSIVE INCOME

The following table summarizes the related tax effect of unrealized gains (losses) on securities available-for-sale for the three months ended March 31, 2002 and 2001. The net amount is included in accumulated other comprehensive income (loss) in the Statement of Changes in Consolidated Shareholders' Equity on Page 5.

                                                                        For the 3 Months Ended March 31,
-                                                           --------------------------------------------------------
                                                                        2002                         2001
-                                                           ----------------------------  --------------------------
                                                                         Tax                          Tax
                                                             Pretax   (Expense)   Net     Pretax   (Expense)  Net
(Dollars in thousands)                                       Amount    Benefit   Amount   Amount    Benefit  Amount
---------------------------------------------------------------------------------------------------------------------
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the
  period................................................... $(23,270)  $8,932   $(14,338) $20,178   $(7,787) $12,391
Reclassification adjustment for (gains) losses included in
  net income...............................................        2       (1)         1   (1,539)      609     (930)
                                                            --------   ------   --------  -------   -------  -------
Total...................................................... $(23,268)  $8,931   $(14,337) $18,639   $(7,178) $11,461
                                                            ========   ======   ========  =======   =======  =======

7.  CAPITAL ADEQUACY

Bankshares and its bank affiliates are subject to various regulatory capital requirements administered by the federal and state banking agencies. These requirements include maintaining certain capital ratios above minimum levels. These capital ratios include Tier I capital and Total risk-based capital as percents of net risk-weighted assets and Tier I capital as a percent of adjusted average total assets (leverage ratio). Management believes that, as of March 31, 2002, Bankshares and its bank affiliates exceeded all capital adequacy requirements to which they are subject.

Capital ratios and the amounts used to calculate them are presented in the following table for Bankshares and Mercantile - Safe Deposit & Trust Company (MSD&T), as of March 31, 2002 and December 31, 2001.

                                   March 31, 2002         December 31, 2001
 -                             ----------------------  ----------------------
 (Dollars in thousands)        Bankshares    MSD&T     Bankshares    MSD&T
 -----------------------------------------------------------------------------
 Tier I capital............... $1,122,381  $  385,837  $1,092,262  $  379,687
 Total risk-based capital.....  1,216,199     423,832   1,185,518     418,309
 Net risk-weighted assets.....  7,101,724   2,928,774   7,088,939   2,982,498
 Adjusted average total assets  9,663,718   3,769,563   9,413,946   3,593,194
 Tier I capital ratio.........      15.80%      13.17%      15.41%      12.73%
 Total capital ratio..........      17.13%      14.47%      16.72%      14.03%
 Leverage ratio...............      11.61%      10.24%      11.60%      10.57%

8.  SEGMENT REPORTING

Operating segments are defined as components of an enterprise about which separate financial information is available that management relies on for decision making and performance assessment. Bankshares has two reportable segments - its nineteen Community Banks and Mercantile - Safe Deposit & Trust Company (MSD&T) which consists of the Banking Division and the Trust Division.

The following tables present selected segment information for the three months ended March 31, 2002 and 2001. The components in the "Other" column consist of amounts for the nonbank affiliates and intercompany eliminations. Certain expense amounts such as operations overhead have been reclassified from internal financial reporting in order to provide for full cost absorption. These reclassifications are shown in the "Adjustments" line. The amounts reported reflect the merger of The Sparks State Bank (SSB) into MSD&T. Previously, SSB was included in Community Banks.

                                                For the 3 Months Ended March 31, 2002
                                  -----------------------------------------------------------------
                                   MSD&T     MSD&T      Total     Community
(Dollars in thousands)            Banking    Trust      MSD&T       Banks       Other      Total
----------------------------------------------------------------------------------------------------
Net interest income.............. $ 36,134  $     --  $   36,134  $   71,676  $    (622) $  107,188
Provision for loan losses........   (1,330)       --      (1,330)     (1,753)        --      (3,083)
Noninterest income...............   10,840    16,404      27,244      11,784     (4,189)     34,839
Noninterest expenses.............  (22,629)  (10,688)    (33,317)    (36,366)     3,492     (66,191)
Adjustments......................    3,728      (507)      3,221      (2,363)      (858)         --
                                  --------  --------  ----------  ----------  ---------  ----------
Income (loss) before income taxes   26,743     5,209      31,952      42,978     (2,177)     72,753
Income tax (expense) benefit.....   (9,652)   (2,084)    (11,736)    (15,012)       170     (26,578)
                                  --------  --------  ----------  ----------  ---------  ----------
Net income (loss)................ $ 17,091  $  3,125  $   20,216  $   27,966  $  (2,007) $   46,175
                                  ========  ========  ==========  ==========  =========  ==========
Average assets...................                     $4,038,930  $5,916,577  $(180,520) $9,774,987
Average equity...................                        423,346     707,524     97,518   1,228,388

                                                For the 3 Months Ended March 31, 2001
                                  -----------------------------------------------------------------
                                   MSD&T     MSD&T      Total     Community
(Dollars in thousands)            Banking    Trust      MSD&T       Banks       Other      Total
----------------------------------------------------------------------------------------------------
Net interest income.............. $ 37,689  $     --  $   37,689  $   67,325  $     (44) $  104,970
Provision for loan losses........   (2,283)       --      (2,283)       (668)        --      (2,951)
Noninterest income...............    7,939    17,107      25,046      10,596     (1,927)     33,715
Noninterest expenses.............  (19,861)  (10,024)    (29,885)    (35,019)     2,240     (62,664)
Adjustments......................    2,157      (442)      1,715      (4,407)     2,692          --
                                  --------  --------  ----------  ----------  ---------  ----------
Income (loss) before income taxes   25,641     6,641      32,282      37,827      2,961      73,070
Income tax (expense) benefit.....   (9,535)   (2,657)    (12,192)    (13,807)      (713)    (26,712)
                                  --------  --------  ----------  ----------  ---------  ----------
Net income (loss)................ $ 16,106  $  3,984  $   20,090  $   24,020  $   2,248  $   46,358
                                  ========  ========  ==========  ==========  =========  ==========
Average assets...................                     $3,599,854  $5,442,138  $(121,700) $8,920,292
Average equity...................                        402,582     658,270    119,537   1,180,389

9.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Bankshares maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. Derivative instruments that are used as part of the interest rate risk management strategy have been restricted to interest rate swaps. Interest rate swaps generally involve the exchange of fixed-rate and variable-rate interest payments between two parties, based on a common notional principal amount and maturity date. Bankshares has entered into interest rate swaps to convert fixed-rate loans made to borrowers to floating-rate loans and convert its nonprepayable fixed-rate debt to floating-rate debt.

The fair value of derivative instrument liabilities recorded in accrued expenses and other liabilities was $14,834,000 and $14,625,000 at March 31, 2002 and December 31, 2001, respectively. For the quarter ended March 31, 2002, Bankshares recognized a net gain of $8,000, included in interest and fees on loans, which represented the ineffective portion of the fair-value hedge of fixed-rate loans made to borrowers. For the year ended December 31, 2001, Bankshares recognized a net loss of $28,000. The fair-value hedge of the nonrepayable fixed-rate debt was 100% effective for the reported periods.

10.  ACCOUNTING CHANGES

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Additionally, it further clarifies the criteria for the initial recognition and measurement of intangible assets separate from goodwill. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives. Instead, these assets will be subject to at least an annual impairment review, and more frequently if certain impairment indicators are in evidence. SFAS No. 142 also requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill.

Mercantile Bankshares Corporation adopted SFAS No. 142 on January 1, 2002. In preparing for its adoption of SFAS No. 142, Bankshares determined its reporting units and the amounts of goodwill and intangible assets to be allocated to those reporting units. Bankshares is not anticipating any reclassifications between goodwill and intangible assets or any changes in the useful lives of intangible assets. Application of the nonamortization provisions of the Statement is expected to result in additional net income of $8.4 million for the year ended December 31, 2002.

SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step, which Bankshares will complete during the first half of 2002, is to identify a potential impairment. The second step, which Bankshares will complete by the end of 2002, measures the amount of the impairment loss, if any. Based on current information, Bankshares is not expecting impairment charges for goodwill to impact the 2002 financial statements.

The following table presents a reconciliation of reported net income and earnings per share to amounts adjusted to exclude goodwill amortization, net of tax:

                                                                 For the 3 Months Ended
                                                                 ----------------------
                                                                       March 31,
(Dollars in thousands, except per share data)                       2002        2001
---------------------------------------------------------------------------------------
Net income
Reported........................................................   $46,175    $46,358
Add: goodwill amortization......................................        --      2,297
                                                                   -------    -------
Adjusted........................................................   $46,175    $48,655
                                                                   =======    =======
Basic earnings per share
Reported........................................................   $   .66    $   .65
Add: goodwill amortization......................................        --        .03
                                                                   -------    -------
Adjusted........................................................   $   .66    $   .68
                                                                   =======    =======
Diluted earnings per share
Reported........................................................   $   .66    $   .65
Add: goodwill amortization......................................        --        .03
                                                                   -------    -------
Adjusted........................................................   $   .66    $   .68
                                                                   =======    =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       MERCANTILE BANKSHARES CORPORATION

CONSOLIDATED FINANCIAL RESULTS

Net income for the quarter ended March 31, 2002 was $46,175,000, a .4% decrease from net income of $46,358,000 for the same period in 2001. For the quarter ended March 31, 2002, diluted net income per share was $.66, an increase of 1.5% from the $.65 reported for the first quarter last year. The increase in earnings per share was attributable to a decline in weighted average shares outstanding from 71,771,000 for the quarter ended March 31, 2001, to 70,427,000 for the quarter ended March 31, 2002. As a result of newly-adopted rules under Generally Accepted Accounting Principles, amortization of goodwill has been discontinued in 2002. Had the same rules been in effect in 2001, net income would have been $.03 per share higher for the quarter ended March 31, 2001.

Return on average assets for the first quarter of 2002 was 1.92%, return on average tangible equity was 16.64% and average tangible equity to average assets was 11.64%.

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income in the quarter ended March 31, 2002 increased 2.1% to $107,188,000 from $104,970,000 in the first quarter last year. The growth in net interest income was attributable to growth in average earning assets, particularly investment securities. Average investment securities increased 35.1% to $2,284,655,000 compared to $1,690,770,000 in the prior year, and increased 10.9% since last quarter. The tax-equivalent yield on the investment portfolio was 5.05% and 5.99% for the current quarter and the first quarter last year, respectively.

After six straight quarters of decline, the net interest margin increased 8 basis points to 4.72% from the 4.64% reported in the fourth quarter 2001. On a year over year basis, however, the net interest margin declined by 37 basis points. This decline was attributable to the Federal Reserve's 475 basis point reduction in short-term interest rates last year. This caused the tax-equivalent yield on the loan portfolio to decline from 8.82% last year to 6.90% in the current quarter. The lower yield more than offset the growth in the loan portfolio, resulting in a reduction in interest income. Growth in loans is substantially below the growth rate experienced over the past several years. The lower growth is a result of the slower economy and the paydown of commercial real estate loans, particularly at the lead bank, as the low rate environment has provided the customer an opportunity to access the permanent market. Also impacting the growth of the loan portfolio was management's decision to limit involvement in the leasing business.

Reflective of lower interest rates, total interest expense was reduced by $26,498,000. The rate paid on total interest-bearing funds decreased 198 basis points from 4.35% a year ago to 2.37% for the quarter ended March 31, 2002. Average deposits were $7,239,470,000 in the current quarter, a $437,824,000, or 6.4% increase from a year ago. The rate paid on average interest-bearing deposits was 2.43%, a decrease of 179 basis points from 4.22% at March 31, 2001. Both short-term borrowings and long-term debt increased. However, the rate paid on these funding sources decreased by 352 basis points and 261 basis points, respectively.

The company is asset sensitive, with assets repricing more quickly than liabilities in response to changes in interest rates. As a result, Bankshares' net interest margin tends to compress and growth in net interest income tends to slow in a falling interest rate environment, as occurred last year. See the Analysis of Interest Rates and Interest Differentials on page 15 for further details.

NONINTEREST INCOME

Noninterest income increased 3.3% to $34,839,000 for the first quarter 2002 versus the comparable period in 2001. Excluding the $1,539,000 investment securities gain realized in the first quarter of 2001, the growth rate was 8.3% year over year. Investment and wealth management revenues declined 3.5% to $16,527,000 for the quarter ended March 31, 2002, but mortgage banking revenues nearly doubled from $1,594,000 to $3,174,000. Revenues for the first quarter 2002 benefited from the inclusion of Columbia National Real Estate Finance, which affiliated with Bankshares on March 1, 2001. Other income for the first quarter of 2002 reflects gains on sales of bank owned buildings of $350,000, offset by write-downs of investments in third-party private equity funds of $898,000.

NONINTEREST EXPENSES

Noninterest expenses for the quarter ended March 31, 2002, increased 5.6% to $66,191,000 from $62,664,000 for the first quarter of 2001. Excluding goodwill amortization, noninterest expenses were $60,352,000 and $67,169,000 for the first and fourth quarters of 2001, respectively. Excluding goodwill amortization, noninterest expenses for the first quarter 2002 increased by 9.7% over the first quarter 2001 and decreased by 1.5% from the fourth quarter 2001. The principal contributors to the year over year increase in expenses were stock-based compensation expense, including options and the deferred compensation plan for directors, which fluctuates with the value of Bankshares stock, and acquisitions. These two categories increased expenses $1,077,000 and $831,000, respectively. The percentage increase, excluding these two items, was 6.5%. The other significant increase was in incentive compensation expense, which accounted for approximately one-third of the year over year increase in salary expense.

The efficiency ratio, a key measure of expense management, was 46.2% for the first quarter of 2002 versus 43.5% for the comparable period in 2001.

ANALYSIS OF FINANCIAL CONDITION

At March 31, 2002, total assets increased 9.5% to $9,988,341,000 compared to $9,119,488,000 one year earlier. Compared to the quarter ended December 31, 2001, at $9,928,786,000, total assets were relatively flat. Total loans increased 2.3% to $6,941,615,000 at March 31, 2002, compared to $6,788,018,000 at March 31, 2001. Loan growth was flat compared to last quarter with a .5% increase from $6,906,246,000.

Total deposits at March 31, 2002, were $7,491,665,000, an increase of 7.0% from $6,999,398,000 at the end of the first quarter 2001, and relatively unchanged from the last quarter. Interest-bearing deposits were $5,640,738,000, an increase of 4.0% from March 31, 2001, and a 1.4% increase from last quarter. Interest-bearing deposits were 75.3% of total deposits at March 31, 2002, which represented a decrease from the 77.5% at March 31, 2001 and an increase from 74.7% in the last quarter. Noninterest-bearing deposits increased 17.4% to $1,850,927,000 as of March 31, 2002, compared to $1,577,009,000 at March 31,
2001, but decreased 1.7% from December 2001.

Shareholders' equity at March 31, 2002, was $1,245,542,000, an increase of 2.5% from $1,215,312,000 for the prior year. The Corporation, having repurchased no shares during the first quarter, still has prior authorizations enabling it to repurchase up to 2.9 million shares. For more details see the Statement of Changes in Consolidated Shareholders' Equity on page 5.

ASSET QUALITY

  Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, renegotiated loans and other real estate owned (i.e., real estate acquired in foreclosure or in lieu of foreclosure). With respect to nonaccrual loans, Bankshares' policy is that, regardless of the value of the underlying collateral and/or guarantees, no interest is accrued on the entire balance once either principal or interest payments on any loan become 90 days past due at the end of a calendar quarter. All accrued and uncollected interest on such loans is eliminated from the income statement and is recognized only as collected. A loan may be put on nonaccrual status sooner than this standard if, in management's judgement, such action is warranted. During the three months ended March 31, 2002, nonperforming assets increased $18,459,000 to $51,559,000. Nonperforming loans, one of the components of nonperforming assets, increased $18,461,000 while other real estate owned, the other component, remained relatively unchanged. Nonperforming assets as a percent of period-end loans and other real estate owned was .74% at March 31, 2002 and .48% at the end of last year.

Nearly $9,000,000, or half of the increase in nonperforming loans, was related to further adverse developments in the leasing company's portfolio. The leasing company's portfolio accounted for 38% of nonperforming loans at March 31, 2002, but only 3% of the outstanding portfolio of loans and leases. These nonperforming assets are split almost evenly among commercial loans and lease financing. As a result of credit quality concerns about the leasing portfolio, management previously announced it was narrowing the focus of the leasing business and discontinuing certain activities. These concerns are manifested in the increased allocation to leasing of the allowance for loan losses, reflected in the 2001 Form 10-K. Excluding the leasing portfolio, nonperforming loans are ..47% of period-end loans.

   The table below presents a comparison of nonperforming assets at March 31, 2002 and at the end of December and March 2001.

Nonperforming Assets                                                              March 31,  December 31,  March 31,
(Dollars in thousands)                                                                 2002          2001       2001
---------------------------------------------------------------------------------------------------------------------
Nonaccrual loans (1)
  Commercial.....................................................................   $36,799       $23,284    $21,975
  Construction...................................................................     1,913         2,201      3,294
  Residential real estate........................................................     2,982         2,251      2,541
  Consumer.......................................................................       283           408        622
  Lease financing................................................................     9,403         4,775      4,335
                                                                                    -------       -------    -------
     Total nonaccrual loans......................................................    51,380        32,919     32,767
Renegotiated loans (1)...........................................................        --            --         --
Loans contractually past due 90 days or more and still accruing interest.........        --            --         --
                                                                                    -------       -------    -------
     Total nonperforming loans...................................................    51,380        32,919     32,767
Other real estate owned..........................................................       179           181        656
                                                                                    -------       -------    -------
     Total nonperforming assets..................................................   $51,559       $33,100    $33,423
                                                                                    =======       =======    =======
Nonperforming assets as a percent of period-end loans and other real estate owned       .74%          .48%       .49%
                                                                                    =======       =======    =======

(1) Aggregate gross interest income of $968,000, $3,737,000 and $768,000 for the first quarter of 2002, the year 2001 and first quarter 2001, respectively, on nonaccrual and renegotiated loans, would have been recorded if these loans had been accruing on their original terms throughout the period or since origination if held for part of the period. The amount of interest income on the nonaccrual and renegotiated loans that was recorded totalled $263,000, $1,593,000 and $55,000 for the first three months of 2002, the year 2001 and first quarter 2001, respectively.

Note: The Corporation was monitoring loans estimated to aggregate $30,294,000 at March 31, 2002, $15,940,000 at December 31, 2001 and $4,122,000 at March 31,
2001, not classified as nonaccrual or renegotiated loans. These loans had characteristics which indicated they might result in such classification in the future.

  Allowance and Provision for Loan Losses

Each Bankshares affiliate is required to maintain an allowance for loan losses adequate to absorb inherent losses in the loan portfolio. Management at each affiliate, along with Bankshares management, maintains a regular overview to assure that adequacy. On a periodic basis, significant credit exposures, nonperforming loans, impaired loans, historical losses by loan type and various statistical measurements of asset quality are examined to assure the adequacy of the allowance for loan losses.

The allowance for loan losses has been established through provisions for loan losses charged against income. The provision for loan losses for the first quarter of 2002 was $3,083,000 and $2,951,000 for the same period last year. Loans deemed to be uncollectible are charged against the allowance for loan losses and any subsequent recoveries are credited to the allowance. Intensive collection efforts continue after charge-off in order to maximize recovery amounts. Net charge-offs were $1,041,000 for the first three months of 2002 compared to $766,000 for the same period in 2001. The allowance for loan losses to period-end loans was 2.07% at March 31, 2002 and at March 31, 2001.

   The following table presents a summary of the activity in the Allowance for Loan Losses for the three months ended March 31, 2002 and 2001 and December 31, 2001:

                                                                  For the 3 Months Ended
                                                           ------------------------------------
Allowance for Loan Losses                                            March 31,     December 31,
(Dollars in thousands)                                           2002        2001          2001
------------------------------------------------------------------------------------------------
Allowance balance -- beginning............................ $  141,463  $  138,612    $  141,003
Charge-offs:
  Commercial..............................................       (830)       (226)       (3,144)
  Construction............................................         --          --           (90)
  Residential real estate.................................        (34)        (18)          (33)
  Consumer................................................       (748)       (690)       (1,075)
  Lease financing.........................................         --        (653)           --
                                                           ----------  ----------    ----------
   Total..................................................     (1,612)     (1,587)       (4,342)
                                                           ----------  ----------    ----------
Recoveries:
  Commercial..............................................        133         467           140
  Construction............................................          6          --            12
  Residential real estate.................................         26          25            62
  Consumer................................................        406         329           384
  Lease financing.........................................         --          --            --
                                                           ----------  ----------    ----------
   Total..................................................        571         821           598
                                                           ----------  ----------    ----------
Net charge-offs...........................................     (1,041)       (766)       (3,744)
Provision for loan losses.................................      3,083       2,951         4,204
                                                           ----------  ----------    ----------
Allowance balance -- ending............................... $  143,505  $  140,797    $  141,463
                                                           ==========  ==========    ==========
Average loans............................................. $6,930,031  $6,753,493    $6,879,973
                                                           ==========  ==========    ==========
Net charge-offs (annualized) as a percent of average loans        .06%        .05%          .22%
                                                           ==========  ==========    ==========
Period-end loans.......................................... $6,941,615  $6,788,018    $6,906,246
                                                           ==========  ==========    ==========
Allowance for loan losses as a percent of period-end loans       2.07%       2.07%         2.05%
                                                           ==========  ==========    ==========

CAUTIONARY STATEMENT

This report contains forward-looking statements within the meaning of and pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. A forward-looking statement encompasses any estimate, prediction, opinion or statement of belief contained in this report, and the underlying management assumptions. Such statements in this report include identification of trends, loan growth, comments on adequacy of the allowance for loan losses, credit quality, changes in leasing activities, impact of FASB pronouncements (including impairment testing of goodwill), effects of asset sensitivity and interest rate changes, and information concerning market risk referenced in Item 3. Forward-looking statements are based on current expectations and assessments of potential developments affecting market conditions, interest rates and other economic conditions, and results may ultimately vary from the statements made in this report.

                       MERCANTILE BANKSHARES CORPORATION

ANALYSIS OF INTEREST RATES AND INTEREST DIFFERENTIALS

   The following table presents the distribution of the average consolidated balance sheets, interest income/expense and annualized yields earned and rates paid through the first three months of 2002 and 2001.

                                                                     2002                         2001
                                                         ---------------------------  ---------------------------
                                                          Average    Income*/ Yield*/  Average    Income*/ Yield*/
(Dollars in thousands)                                    Balance    Expense   Rate    Balance    Expense   Rate
------------------------------------------------------------------------------------------------------------------
Earning assets
  Loans:
   Commercial........................................... $4,204,530  $ 69,654  6.72%  $3,825,911  $ 84,089  8.91%
   Construction.........................................    670,636    10,449  6.32      820,989    18,832  9.30
   Residential real estate..............................  1,071,028    19,957  7.56    1,090,407    21,901  8.15
   Consumer.............................................    983,837    17,798  7.34      993,681    21,522  8.78
                                                         ----------  --------         ----------  --------
       Total loans......................................  6,930,031   117,858  6.90    6,730,988   146,344  8.82
                                                         ----------  --------         ----------  --------
  Federal funds sold, et al.............................    120,257     1,661  5.60       70,864     1,094  6.26
  Securities**:
   Taxable securities
     U.S. Treasury securities...........................  1,515,836    17,939  4.80    1,398,306    19,467  5.65
     U.S. Agency securities.............................    502,687     6,404  5.17      191,005     3,435  7.29
     Other stocks and bonds.............................    227,092     3,310  5.91       62,552     1,266  8.21
   Tax-exempt securities
     States and political subdivisions..................     39,040       793  8.24       38,907       807  8.41
                                                         ----------  --------         ----------  --------
       Total securities.................................  2,284,655    28,446  5.05    1,690,770    24,975  5.99
                                                         ----------  --------         ----------  --------
  Interest-bearing deposits in other banks..............        357         4  4.59          394         5  5.26
                                                         ----------  --------         ----------  --------
       Total earning assets.............................  9,335,300   147,969  6.43    8,493,016   172,418  8.23
                                                                     --------                     --------
Cash and due from banks.................................    215,065                      205,809
Bank premises and equipment, net........................    101,520                      103,033
Other assets............................................    266,286                      258,655
Less: allowance for loan losses.........................   (143,184)                    (140,221)
                                                         ----------                   ----------
       Total assets..................................... $9,774,987                   $8,920,292
                                                         ==========                   ==========
Interest-bearing liabilities
  Deposits:
   Savings.............................................. $  909,849     2,181   .97   $  840,453     3,947  1.90
   Checking plus interest...............................    834,903       731   .36      744,267     1,730   .94
   Money market.........................................  1,003,517     3,583  1.45      765,960     6,049  3.20
   Certificates of deposit $100,000 and over............  1,000,156     9,061  3.67    1,099,294    16,891  6.23
   Other time deposits..................................  1,783,770    17,578  4.00    1,854,208    26,528  5.80
                                                         ----------  --------         ----------  --------
       Total interest-bearing deposits..................  5,532,195    33,134  2.43    5,304,182    55,145  4.22
  Short-term borrowings.................................    909,217     3,312  1.48      739,113     9,107  5.00
  Long-term debt........................................    283,333     2,828  4.05       92,547     1,520  6.66
                                                         ----------  --------         ----------  --------
       Total interest-bearing funds.....................  6,724,745    39,274  2.37    6,135,842    65,772  4.35
                                                                     --------                     --------
Noninterest-bearing deposits............................  1,707,275                    1,497,464
Other liabilities and accrued expenses..................    114,579                      106,597
                                                         ----------                   ----------
       Total liabilities................................  8,546,599                    7,739,903
Shareholders' equity....................................  1,228,388                    1,180,389
                                                         ----------                   ----------
       Total liabilities and shareholders' equity....... $9,774,987                   $8,920,292
                                                         ==========                   ==========
Net interest income.....................................             $108,695                     $106,646
                                                                     ========                     ========
Net interest rate spread................................                       4.06%                        3.88%
Effect of noninterest-bearing funds.....................                        .66                         1.21
                                                                               ----                         ----
Net interest margin on earning assets...................                       4.72%                        5.09%
                                                                               ====                         ====
Taxable-equivalent adjustment included in:
   Loan income..........................................             $  1,160                     $  1,308
   Investment securities income.........................                  347                          368
                                                                     --------                     --------
       Total............................................             $  1,507                     $  1,676
                                                                     ========                     ========

 * Presented on a tax-equivalent basis using the statutory federal corporate income tax rate of 35%.
** Balances reported at amortized cost; excludes pretax unrealized gains (losses) on securities available-for-sale.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Information responsive to this Item as of December 31, 2001 appears under the captions "Asset/Liability and Liquidity Management", "Interest Rate Sensitivity Analysis" and "Earnings Simulation Model Projections" on pages 21-23 of the registrant's 2001 Annual Report to Shareholders, filed as Exhibit 13 to registrant's Annual Report on Form 10-K for the year ended December 31, 2001. There was no material change in such information as of March 31, 2002.

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (b) Form 8-K filed, dated January 23, 2002, Item 5.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MERCANTILE BANKSHARES CORPORATION

May 8, 2002                             Principal Executive Officer

                                        /s/ Edward J. Kelly, III
                                        _______________________________________
                                        By: Edward J. Kelly, III
                                        President and
                                        Chief Executive Officer

May 8, 2002                             Principal Financial Officer

                                        /s/ Terry L. Troupe
                                        _______________________________________
                                        By: Terry L. Troupe
                                        Chief Financial Officer

May 8, 2002                             Chief Accounting Officer

                                        /s/ Diana E. Nelson
                                        _______________________________________
                                        By: Diana E. Nelson
                                        Controller and Chief Accounting Officer