Form 10-Q
period 2002-06-30
MERCANTILE BANKSHARES CORP
filed 2002-08-09
CIK 64908

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

                 For the Quarterly Period Ended June 30, 2002

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. As of July 31, 2002, registrant had outstanding 69,701,488 shares of Common Stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                       MERCANTILE BANKSHARES CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                                                June 30, December 31,
(Dollars in thousands, except per share data)                                                       2002         2001
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks.................................................................... $   275,500    $  290,177
Interest-bearing deposits in other banks...................................................         358           357
Federal funds sold.........................................................................       5,511        23,813
                                                                                            -----------    ----------
     Total cash and cash equivalents.......................................................     281,369       314,347
                                                                                            -----------    ----------

Investment securities available-for-sale (Note 3)..........................................   2,362,330     2,288,694
Investment securities held-to-maturity (Note 3)............................................      54,013        52,269

Loans held-for-sale........................................................................      46,466       137,950

Loans:
 Commercial................................................................................   4,171,083     4,048,018
 Construction..............................................................................     751,193       652,486
 Residential real estate...................................................................   1,079,004     1,060,519
 Consumer..................................................................................   1,005,328       991,341
 Lease financing...........................................................................     128,285       153,882
                                                                                            -----------    ----------
     Total loans...........................................................................   7,134,893     6,906,246
Less: allowance for loan losses............................................................    (135,394)     (141,463)
                                                                                            -----------    ----------
     Loans, net............................................................................   6,999,499     6,764,783
                                                                                            -----------    ----------
Bank premises and equipment, less accumulated depreciation of
 $114,100 (2002), $113,806 (December 2001) and $109,053 (June 2001)........................     100,892       101,295
Other real estate owned, net...............................................................          63           181
Goodwill, net..............................................................................     102,705       102,705
Other intangible assets, net...............................................................       8,510         9,319
Other assets...............................................................................     203,387       157,243
                                                                                            -----------    ----------
     Total assets.......................................................................... $10,159,234    $9,928,786
                                                                                            ===========    ==========
LIABILITIES
Deposits:
  Noninterest-bearing deposits............................................................. $ 1,937,270    $1,883,878
  Interest-bearing deposits................................................................   5,770,906     5,563,494
                                                                                            -----------    ----------
     Total deposits........................................................................   7,708,176     7,447,372
Short-term borrowings......................................................................     806,957       853,278
Accrued expenses and other liabilities.....................................................      93,301       128,493
Long-term debt.............................................................................     268,713       269,437
                                                                                            -----------    ----------
     Total liabilities.....................................................................   8,877,147     8,698,580
                                                                                            -----------    ----------
SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized 2,000,000 shares; issued and outstanding -- None
Common stock, $2 par value; authorized 130,000,000 shares; issued shares --
  69,763,663 (2002), 69,775,710 (December 2001) and 71,237,313 (June 2001); restricted
 shares -- 66,250 (2002) and None (December and June 2001).................................     139,527       139,551
Capital surplus............................................................................     157,222       159,947
Retained earnings..........................................................................     954,506       904,479
Accumulated other comprehensive income (loss)..............................................      30,832        26,229
                                                                                            -----------    ----------
     Total shareholders' equity............................................................   1,282,087     1,230,206
                                                                                            -----------    ----------
       Total liabilities and shareholders' equity.......................................... $10,159,234    $9,928,786
                                                                                            ===========    ==========

                                                                                               June 30,
(Dollars in thousands, except per share data)                                                      2001
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks.................................................................... $  294,679
Interest-bearing deposits in other banks...................................................        356
Federal funds sold.........................................................................     36,364
                                                                                            ----------
     Total cash and cash equivalents.......................................................    331,399
                                                                                            ----------

Investment securities available-for-sale (Note 3)..........................................  1,700,233
Investment securities held-to-maturity (Note 3)............................................     54,160

Loans held-for-sale........................................................................     43,403

Loans:
 Commercial................................................................................  3,828,802
 Construction..............................................................................    892,739
 Residential real estate...................................................................  1,043,987
 Consumer..................................................................................    998,892
 Lease financing...........................................................................    158,719
                                                                                            ----------
     Total loans...........................................................................  6,923,139
Less: allowance for loan losses............................................................   (143,605)
                                                                                            ----------
     Loans, net............................................................................  6,779,534
                                                                                            ----------
Bank premises and equipment, less accumulated depreciation of
 $114,100 (2002), $113,806 (December 2001) and $109,053 (June 2001)........................    103,386
Other real estate owned, net...............................................................         66
Goodwill, net..............................................................................    106,971
Other intangible assets, net...............................................................      7,737
Other assets...............................................................................    153,653
                                                                                            ----------
     Total assets.......................................................................... $9,280,542
                                                                                            ==========
LIABILITIES
Deposits:
  Noninterest-bearing deposits............................................................. $1,657,547
  Interest-bearing deposits................................................................  5,471,217
                                                                                            ----------
     Total deposits........................................................................  7,128,764
Short-term borrowings......................................................................    717,328
Accrued expenses and other liabilities.....................................................    112,437
Long-term debt.............................................................................     84,200
                                                                                            ----------
     Total liabilities.....................................................................  8,042,729
                                                                                            ----------
SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized 2,000,000 shares; issued and outstanding -- None
Common stock, $2 par value; authorized 130,000,000 shares; issued shares --
  69,763,663 (2002), 69,775,710 (December 2001) and 71,237,313 (June 2001); restricted
 shares -- 66,250 (2002) and None (December and June 2001).................................    142,475
Capital surplus............................................................................    218,876
Retained earnings..........................................................................    853,289
Accumulated other comprehensive income (loss)..............................................     23,173
                                                                                            ----------
     Total shareholders' equity............................................................  1,237,813
                                                                                            ----------
       Total liabilities and shareholders' equity.......................................... $9,280,542
                                                                                            ==========

See notes to consolidated financial statements

                       MERCANTILE BANKSHARES CORPORATION
                       STATEMENT OF CONSOLIDATED INCOME

                                                                        For the 6 Months  For the 3 Months
                                                                         Ended June 30,    Ended June 30,
(Dollars in thousands, except per share data)                            2002     2001      2002     2001
-----------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans............................................ $233,822 $284,163  $117,124 $139,127
                                                                       -------- --------  -------- --------
Interest and dividends on investment securities:
  Taxable interest income.............................................   49,207   45,904    24,864   23,002
  Tax-exempt interest income..........................................      959    1,002       479      514
  Dividends...........................................................      542      680       259      313
  Other investment income.............................................    5,888    1,690     2,895      840
                                                                       -------- --------  -------- --------
                                                                         56,596   49,276    28,497   24,669
                                                                       -------- --------  -------- --------
Other interest income.................................................    2,667    3,476     1,002    2,377
                                                                       -------- --------  -------- --------
     Total interest income............................................  293,085  336,915   146,623  166,173
                                                                       -------- --------  -------- --------
INTEREST EXPENSE
Interest on deposits..................................................   63,609  108,938    30,475   53,793
Interest on short-term borrowings.....................................    6,240   16,054     2,928    6,947
Interest on long-term debt............................................    5,623    3,045     2,795    1,525
                                                                       -------- --------  -------- --------
     Total interest expense...........................................   75,472  128,037    36,198   62,265
                                                                       -------- --------  -------- --------
NET INTEREST INCOME...................................................  217,613  208,878   110,425  103,908
Provision for loan losses.............................................    8,199    6,129     5,116    3,178
                                                                       -------- --------  -------- --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES...................  209,414  202,749   105,309  100,730
                                                                       -------- --------  -------- --------
NONINTEREST INCOME
Investment and wealth management......................................   34,355   34,659    17,828   17,528
Service charges on deposit accounts...................................   15,189   13,300     7,726    6,880
Mortgage banking related fees.........................................    5,089    4,861     1,915    3,267
Investment securities gains and (losses)..............................    1,049    1,539     1,051       --
Other income..........................................................   15,962   15,114     8,285    8,083
                                                                       -------- --------  -------- --------
     Total noninterest income.........................................   71,644   69,473    36,805   35,758
                                                                       -------- --------  -------- --------
NONINTEREST EXPENSES
Salaries..............................................................   65,005   60,290    33,359   30,912
Employee benefits.....................................................   16,600   15,136     8,069    7,210
Stock-based compensation expense......................................      820     (538)      417      136
Net occupancy expense of bank premises................................    7,969    6,771     4,064    3,336
Furniture and equipment expenses......................................   12,059   11,748     5,627    5,744
Communications and supplies...........................................    6,663    6,573     3,407    3,296
Goodwill amortization.................................................       --    4,805        --    2,493
Other expenses........................................................   25,005   23,285    12,987   12,279
                                                                       -------- --------  -------- --------
     Total noninterest expenses.......................................  134,121  128,070    67,930   65,406
                                                                       -------- --------  -------- --------
Income before income taxes............................................  146,937  144,152    74,184   71,082
Applicable income taxes...............................................   53,817   53,170    27,239   26,458
                                                                       -------- --------  -------- --------
NET INCOME............................................................ $ 93,120 $ 90,982  $ 46,945 $ 44,624
                                                                       ======== ========  ======== ========
NET INCOME PER SHARE OF COMMON STOCK (Note 2):
  Basic............................................................... $   1.33 $   1.28  $    .67 $    .63
                                                                       ======== ========  ======== ========
  Diluted............................................................. $   1.32 $   1.27  $    .67 $    .62
                                                                       ======== ========  ======== ========

See notes to consolidated financial statements

                       MERCANTILE BANKSHARES CORPORATION
                     STATEMENT OF CONSOLIDATED CASH FLOWS

                                                                                  For the 6 Months Ended
Increase (decrease) in cash and cash equivalents                                        June 30,
(Dollars in thousands)                                                                  2002        2001
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income....................................................................... $  93,120   $  90,982
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses......................................................     8,199       6,129
  Depreciation and amortization..................................................     6,399       6,151
  Amortization of goodwill.......................................................        --       4,805
  Amortization of other intangible assets........................................     1,050         848
  Investment securities (gains) and losses.......................................    (1,049)     (1,539)
  Write-downs of investments in private equity funds.............................     1,060         547
  Write-downs of other real estate owned.........................................         2          36
  Gains on sales of other real estate owned......................................       (43)       (267)
  Gains on sales of buildings....................................................      (350)       (510)
Net (increase) decrease in assets:
  Interest receivable............................................................      (663)      2,804
  Other receivables..............................................................   (42,050)     (2,019)
  Other assets...................................................................     2,415        (665)
  Loans held-for-sale............................................................    91,484     (36,808)
Net increase (decrease) in liabilities:
  Interest payable...............................................................    (8,698)      2,824
  Accrued expenses...............................................................    (8,844)     (3,434)
  Taxes payable..................................................................   (10,352)     19,998

                                                                                  ---------   ---------
     Net cash provided by operating activities...................................   131,680      89,882
                                                                                  ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held-to-maturity...............       928       1,579
Proceeds from maturities of investment securities available-for-sale.............   286,822     353,303
Proceeds from sales of investment securities available-for-sale..................    53,039       1,539
Purchases of investment securities held-to-maturity..............................    (2,672)     (4,986)
Purchases of investment securities available-for-sale............................  (405,160)   (365,007)
Net increase in customer loans...................................................  (242,935)   (231,379)
Proceeds from sales of other real estate owned...................................       179       1,568
Capital expenditures.............................................................    (6,221)     (7,774)
Proceeds from sales of buildings.................................................       575         916
Acquisition of commercial mortgage company.......................................        --      (7,000)
Other investing activity.........................................................    (8,766)       (926)

                                                                                  ---------   ---------
     Net cash used in investing activities.......................................  (324,211)   (258,167)
                                                                                  ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits.....................................    53,392      64,044
Net increase in checking plus interest and savings accounts......................   241,530      91,427
Net increase (decrease) in certificates of deposit...............................   (34,118)    176,752
Net decrease in short-term borrowings............................................   (46,321)    (64,140)
Repayment of long-term debt......................................................    (8,300)     (8,347)
Proceeds from issuance of shares.................................................     4,329       3,677
Repurchase of common shares......................................................   (10,546)         --
Dividends paid...................................................................   (40,413)    (38,474)

                                                                                  ---------   ---------
     Net cash provided by financing activities...................................   159,553     224,939
                                                                                  ---------   ---------
Net increase (decrease) in cash and cash equivalents.............................   (32,978)     56,654
Cash and cash equivalents at beginning of period.................................   314,347     274,745

                                                                                  ---------   ---------
Cash and cash equivalents at end of period....................................... $ 281,369   $ 331,399
                                                                                  =========   =========


See notes to consolidated financial statements

                       MERCANTILE BANKSHARES CORPORATION
           STATEMENT OF CHANGES IN CONSOLIDATED SHAREHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                                                                        Accumulated
                                                                                                              Other
                                                                           Common   Capital  Retained Comprehensive
(Dollars in thousands, except per share data)                     Total     Stock   Surplus  Earnings Income (Loss)
-------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000................................. $1,173,301  $142,198  $214,454  $800,781     $15,868

Net income.................................................     90,982                        90,982
Unrealized gains (losses) on securities available-for-sale,
 net of reclassification adjustment, net of taxes..........      7,305                                     7,305
                                                            ----------
Comprehensive income.......................................     98,287
                                                            ----------
Cash dividends paid:
  Common stock ($.54 per share)............................    (38,474)                      (38,474)
Issuance of 56,316 shares for dividend reinvestment and
 stock purchase plan.......................................      2,041       113     1,928
Issuance of 12,108 shares for employee stock purchase
 dividend reinvestment plan................................        465        24       441
Issuance of 70,139 shares for employee stock option plan...      1,171       140     1,031
Vested stock options.......................................      1,022               1,022
                                                            ----------  --------  --------  --------     -------
BALANCE, JUNE 30, 2001..................................... $1,237,813  $142,475  $218,876  $853,289     $23,173
                                                            ==========  ========  ========  ========     =======
BALANCE, DECEMBER 31, 2001................................. $1,230,206  $139,551  $159,947  $904,479     $26,229

Net income.................................................     93,120                        93,120
Unrealized gains (losses) on securities available-for-sale,
 net of reclassification adjustment, net of taxes (Note 7).      4,603                                     4,603
                                                            ----------
Comprehensive income.......................................     97,723
                                                            ----------
Cash dividends paid:
  Common stock ($.58 per share)............................    (40,413)                      (40,413)
Issuance of 53,466 shares for dividend reinvestment and
 stock purchase plan.......................................      1,892       107     1,785
Issuance of 11,261 shares for employee stock purchase
 dividend reinvestment plan................................        469        22       447
Issuance of 114,976 shares for employee stock option plan..      1,968       230     1,738
Issuance of 66,250 shares for restricted stock awards......      2,981       133     2,848
Deferred compensation -- restricted stock awards...........     (2,680)                       (2,680)
Purchase of 258,000 shares under stock repurchase plan.....    (10,546)     (516)  (10,030)
Vested stock options.......................................        487                 487
                                                            ----------  --------  --------  --------     -------
BALANCE, JUNE 30, 2002..................................... $1,282,087  $139,527  $157,222  $954,506     $30,832
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

2.  EARNINGS PER SHARE

Basic earnings per share (EPS) is computed by dividing income available to common shareholders by weighted average common shares outstanding. Diluted EPS is computed using the same components as in basic EPS with the denominator adjusted for the dilutive effect of stock options and restricted stock awards. The following tables provide a reconciliation between the computation of basic EPS and diluted EPS for the six months and quarters ended June 30, 2002 and 2001:

                                                               For the 6 Months Ended June 30,
-                                               -------------------------------------------------------------
                                                             2002                           2001
-                                               ------------------------------ ------------------------------
                                                 Net    Weighted Average        Net    Weighted Average
(In thousands, except per share data)           Income   Common Shares    EPS  Income   Common Shares    EPS
-------------------------------------------------------------------------------------------------------------
Basic EPS...................................... $93,120      69,807      $1.33 $90,982      71,153      $1.28
Dilutive effect of stock options and restricted
  stock awards.................................                 559                            633
                                                             ------                         ------
Diluted EPS.................................... $93,120      70,366      $1.32 $90,982      71,786      $1.27
                                                             ======                         ======

                                                               For the 3 Months Ended June 30,
                                                -------------------------------------------------------------
                                                             2002                           2001
-                                               ------------------------------ ------------------------------
                                                 Net    Weighted Average        Net    Weighted Average
(In thousands, except per share data)           Income   Common Shares    EPS  Income   Common Shares    EPS
-------------------------------------------------------------------------------------------------------------
Basic EPS...................................... $46,945      69,793       $.67 $44,624      71,186       $.63
Dilutive effect of stock options and restricted
  stock awards.................................                 529                            616
                                                             ------                         ------
Diluted EPS.................................... $46,945      70,322       $.67 $44,624      71,802       $.62
                                                             ======                         ======

3.  INVESTMENT SECURITIES

The amortized cost and fair value of investment securities at June 30, 2002, December 31, 2001 and June 30, 2001, are shown below:

                                           June 30, 2002       December 31, 2001       June 30, 2001
-                                      --------------------- --------------------- ---------------------
                                        Amortized       Fair  Amortized       Fair  Amortized       Fair
(Dollars in thousands)                       Cost      Value       Cost      Value       Cost      Value
--------------------------------------------------------------------------------------------------------
Securities available-for-sale
 U.S. Treasury and government agencies $2,103,967 $2,146,158 $2,029,682 $2,066,990 $1,615,391 $1,639,236
 States and political subdivisions....        649        673        649        667      1,349      1,370
 Other investments....................    207,608    215,499    215,545    221,037     46,054     59,627
                                       ---------- ---------- ---------- ---------- ---------- ----------
   Total.............................. $2,312,224 $2,362,330 $2,245,876 $2,288,694 $1,662,794 $1,700,233
                                       ========== ========== ========== ========== ========== ==========
Securities held-to-maturity
 States and political subdivisions.... $   38,552 $   40,916 $   38,815 $   40,172 $   40,706 $   42,131
 Other investments....................     15,461     15,461     13,454     13,454     13,454     13,454
                                       ---------- ---------- ---------- ---------- ---------- ----------
   Total.............................. $   54,013 $   56,377 $   52,269 $   53,626 $   54,160 $   55,585
                                       ========== ========== ========== ========== ========== ==========

4.  IMPAIRED LOANS

A loan is considered impaired, based on current information and events, if it is probable that Bankshares will not collect all principal and interest payments according to the contractual terms of the loan agreement. Generally, a loan is considered impaired once either principal or interest payments become 90 days past due at the end of a calendar quarter. A loan may be considered impaired sooner if, in management's judgement, such action is warranted. The impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the repayment is expected to be provided predominantly by the underlying collateral. A majority of Bankshares' impaired loans are measured by reference to the fair value of the collateral. Interest income on impaired loans is recognized on the cash basis. Information with respect to impaired loans and the related valuation allowance (if the measure of the impaired loan is less than the recorded investment) at June 30 and March 31, 2002 and at the end of December 2001, is shown below. See Form 10-K for more details.

                                                                                June 30, March 31, December 31,
(Dollars in thousands)                                                              2002      2002         2001
---------------------------------------------------------------------------------------------------------------
Impaired loans with a valuation allowance...................................... $ 20,000  $ 53,930     $ 47,963
Impaired loans with no valuation allowance.....................................   22,314    13,309        6,379
                                                                                --------  --------     --------
 Total impaired loans.......................................................... $ 42,314  $ 67,239     $ 54,342
                                                                                ========  ========     ========
Allowance for loan losses applicable to impaired loans......................... $  5,209  $ 13,361     $ 10,484
Allowance for loan losses applicable to other than impaired loans..............  130,185   130,144      130,979
                                                                                --------  --------     --------
 Total allowance for loan losses............................................... $135,394  $143,505     $141,463
                                                                                ========  ========     ========
Year-to-date interest income on impaired loans recorded on the cash basis...... $    274  $     35     $    510
                                                                                ========  ========     ========
Year-to-date average recorded investment in impaired loans during the period... $ 61,008  $ 67,239     $ 33,095
                                                                                ========  ========     ========
Quarter-to-date interest income on impaired loans recorded on the cash basis... $    239  $     35     $    253
                                                                                ========  ========     ========
Quarter-to-date average recorded investment in impaired loans during the period $ 54,777  $ 67,239     $ 37,827
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

5.  COMMITMENTS

Various commitments to extend credit (lines of credit) are made in the normal course of banking business. Total unused lines of credit approximated $2,865,317,000, $3,055,291,000 and $2,667,430,000 at June 30, 2002, December
31, 2001 and

June 30, 2001, respectively. In addition, letters of credit are issued for the benefit of customers by affiliated banks. Outstanding letters of credit were $217,627,000 at June 30, 2002, $197,546,000 at December 31, 2001 and
$188,980,000 at June 30, 2001.

6.  INTANGIBLE ASSETS

The following table discloses the gross carrying amount and accumulated amortization of intangible assets subject to amortization at June 30, 2002 and December 31, 2001:

                                At June 30, 2002           At December 31, 2001
-                         ---------------------------- ----------------------------
                           Gross                        Gross
                          Carrying Accumulated   Net   Carrying Accumulated   Net
(Dollars in thousands)     Amount  Amortization Amount  Amount  Amortization Amount
-----------------------------------------------------------------------------------
Deposit intangibles...... $13,846    $(5,795)   $8,051 $13,846    $(4,899)   $8,947
Mortgage servicing rights   1,610     (1,168)      442   1,749     (1,406)      343
Other....................      50        (33)       17      50        (21)       29
                          -------    -------    ------ -------    -------    ------
Total.................... $15,506    $(6,996)   $8,510 $15,645    $(6,326)   $9,319
                          =======    =======    ====== =======    =======    ======

The aggregate amortization expense was $1,050,000 for the six months ended June 30, 2002 and $2,082,000 for the year ended December 31, 2001. The estimated aggregate amortization expense for each of the next five years is: 2003 - $1,711,000; 2004 - $1,496,000; 2005 - $1,463,000; 2006 - $1,463,000; 2007 -
$1,261,000.

7.  COMPREHENSIVE INCOME

The following table summarizes the related tax effect of unrealized gains (losses) on securities available-for-sale for the six months ended June 30, 2002 and 2001. The net amount is included in accumulated other comprehensive income (loss) in the Statement of Changes in Consolidated Shareholders' Equity on Page 5.

                                                                          For the 6 Months Ended June 30,
-                                                              ----------------------------------------------------
                                                                          2002                       2001
-                                                              -------------------------  -------------------------
                                                                           Tax                        Tax
                                                                Pretax  (Expense)  Net     Pretax  (Expense)  Net
(Dollars in thousands)                                          Amount   Benefit  Amount   Amount   Benefit  Amount
--------------------------------------------------------------------------------------------------------------------
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period... $ 8,337   $(3,100) $5,237  $13,513   $(5,278) $8,235
Reclassification adjustment for (gains) losses included in net
  income......................................................  (1,049)      415    (634)  (1,539)      609    (930)
                                                               -------   -------  ------  -------   -------  ------
Total......................................................... $ 7,288   $(2,685) $4,603  $11,974   $(4,669) $7,305
                                                               =======   =======  ======  =======   =======  ======

8.  CAPITAL ADEQUACY

Bankshares and its bank affiliates are subject to various regulatory capital requirements administered by the federal and state banking agencies. These requirements include maintaining certain capital ratios above minimum levels. These capital ratios include Tier I capital and Total risk-based capital as percents of net risk-weighted assets and Tier I capital as a percent of adjusted average total assets (leverage ratio). The minimum ratios for capital adequacy purposes are 4.00%, 8.00% and 4.00%, for the Tier I capital, Total capital and leverage ratios, respectively. To be categorized as well capitalized, a bank must maintain minimum ratios of 6.00%, 10.00% and 5.00%, for its Tier I capital, Total capital and leverage ratios, respectively. Management believes that, as of June 30, 2002, Bankshares and its bank affiliates exceeded all capital adequacy requirements to which they are subject.

Capital ratios and the amounts used to calculate them are presented in the following table for Bankshares and Mercantile - Safe Deposit & Trust Company (MSD&T), the lead bank, as of June 30, 2002 and December 31, 2001.

                                    June 30, 2002         December 31, 2001
                               ----------------------  ----------------------
 (Dollars in thousands)        Bankshares     MSD&T    Bankshares     MSD&T
 -----------------------------------------------------------------------------
 Tier I capital............... $1,140,438  $  421,785  $1,092,262  $  379,687
 Total risk-based capital.....  1,235,763     463,873   1,185,518     418,309
 Net risk-weighted assets.....  7,329,989   3,285,414   7,088,939   2,982,498
 Adjusted average total assets  9,820,003   4,003,694   9,413,946   3,593,194
 Tier I capital ratio.........      15.56%      12.84%      15.41%      12.73%
 Total capital ratio..........      16.86%      14.12%      16.72%      14.03%
 Leverage ratio...............      11.61%      10.53%      11.60%      10.57%

9.  SEGMENT REPORTING

Operating segments are defined as components of an enterprise about which separate financial information is available that management relies on for decision making and performance assessment. Bankshares has two reportable segments - its nineteen Community Banks and Mercantile - Safe Deposit & Trust Company (MSD&T) which consists of the Banking Division and the Trust Division.

The following tables present selected segment information for the six months ended June 30, 2002 and 2001. The components in the "Other" column consist of amounts for the nonbank affiliates and intercompany eliminations. Certain expense amounts such as operations overhead have been reclassified from internal financial reporting in order to provide for full cost absorption. These reclassifications are shown in the "Adjustments" line. The amounts reported reflect the merger of The Sparks State Bank into MSD&T.

                                                 For the 6 Months Ended June 30, 2002
                                  -----------------------------------------------------------------
                                    MSD&T     MSD&T      Total     Community
(Dollars in thousands)             Banking    Trust      MSD&T       Banks      Other       Total
----------------------------------------------------------------------------------------------------
Net interest income.............. $ 72,868  $     --  $   72,868  $  145,981  $  (1,236) $  217,613
Provision for loan losses........   (4,665)       --      (4,665)     (3,534)        --      (8,199)
Noninterest income...............   21,006    34,154      55,160      24,146     (7,662)     71,644
Noninterest expenses.............  (46,283)  (21,505)    (67,788)    (74,112)     7,779    (134,121)
Adjustments......................    8,713      (663)      8,050      (4,372)    (3,678)         --
                                  --------  --------  ----------  ----------  ---------  ----------
Income (loss) before income taxes   51,639    11,986      63,625      88,109     (4,797)    146,937
Income tax (expense) benefit.....  (18,664)   (4,795)    (23,459)    (30,879)       521     (53,817)
                                  --------  --------  ----------  ----------  ---------  ----------
Net income (loss)................ $ 32,975  $  7,191  $   40,166  $   57,230  $  (4,276) $   93,120
                                  ========  ========  ==========  ==========  =========  ==========
Average assets...................                     $4,026,306  $6,040,205  $(213,191) $9,853,320
Average equity...................                        430,442     755,304     55,318   1,241,064

                                                 For the 6 Months Ended June 30, 2001
                                  -----------------------------------------------------------------
                                    MSD&T     MSD&T      Total     Community
(Dollars in thousands)             Banking    Trust      MSD&T       Banks      Other       Total
----------------------------------------------------------------------------------------------------
Net interest income.............. $ 72,845  $     --  $   72,845  $  136,189  $    (156) $  208,878
Provision for loan losses........   (3,568)       --      (3,568)     (2,561)        --      (6,129)
Noninterest income...............   17,733    34,523      52,256      22,126     (4,909)     69,473
Noninterest expenses.............  (41,143)  (20,044)    (61,187)    (69,722)     2,839    (128,070)
Adjustments......................    5,789      (953)      4,836      (9,844)     5,008          --
                                  --------  --------  ----------  ----------  ---------  ----------
Income (loss) before income taxes   51,656    13,526      65,182      76,188      2,782     144,152
Income tax (expense) benefit.....  (18,734)   (5,430)    (24,164)    (28,285)      (721)    (53,170)
                                  --------  --------  ----------  ----------  ---------  ----------
Net income (loss)................ $ 32,922  $  8,096  $   41,018  $   47,903  $   2,061  $   90,982
                                  ========  ========  ==========  ==========  =========  ==========
Average assets...................                     $3,690,464  $5,505,708  $(146,639) $9,049,533
Average equity...................                        405,176     663,740    126,550   1,195,466

10.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The fair value of derivative instrument liabilities recorded in accrued expenses and other liabilities was $6,988,000 and $14,625,000 at June 30, 2002 and December 31, 2001, respectively. For the six months ended June 30, 2002, Bankshares recognized a net gain of $3,000, included in interest and fees on loans, which represented the ineffective portion of the fair-value hedge of fixed-rate loans made to borrowers. For the year ended December 31, 2001, Bankshares recognized a net loss of $28,000. The fair-value hedge of the nonrepayable fixed-rate debt was 100% effective for the reported periods.

11.  ACCOUNTING CHANGES

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

SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step, which Bankshares completed during the first half of 2002, is to identify a potential impairment. The second step, which Bankshares will complete by the end of 2002, measures the amount of the impairment loss, if any. Based on current information, Bankshares is not expecting impairment charges for goodwill to impact the 2002 financial statements.

The following table presents a reconciliation of reported net income and earnings per share to amounts adjusted to exclude goodwill amortization, net of tax:

                                                                  For the 6 Months For the 3 Months
                                                                  ---------------  ---------------
                                                                  Ended June 30,   Ended June 30,
(Dollars in thousands, except per share data)                      2002     2001    2002     2001
---------------------------------------------------------------------------------------------------
Net income
Reported......................................................... $93,120  $90,982 $46,945  $44,624
Add: goodwill amortization.......................................      --    4,745      --    2,448
                                                                  -------  ------- -------  -------
Adjusted......................................................... $93,120  $95,727 $46,945  $47,072
                                                                  =======  ======= =======  =======
Basic earnings per share
Reported......................................................... $  1.33  $  1.28 $   .67  $   .63
Add: goodwill amortization.......................................      --      .07      --      .03
                                                                  -------  ------- -------  -------
Adjusted......................................................... $  1.33  $  1.35 $   .67  $   .66
                                                                  =======  ======= =======  =======
Diluted earnings per share
Reported......................................................... $  1.32  $  1.27 $   .67  $   .62
Add: goodwill amortization.......................................      --      .06      --      .04
                                                                  -------  ------- -------  -------
Adjusted......................................................... $  1.32  $  1.33 $   .67  $   .66
                                                                  =======  ======= =======  =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       MERCANTILE BANKSHARES CORPORATION

CONSOLIDATED FINANCIAL RESULTS

Net income for the quarter ended June 30, 2002 was $46,945,000, a 5.2% increase from net income of $44,624,000 for the same period in 2001. For the quarter ended June 30, 2002, diluted net income per share was $.67, an increase of 8.1% over the $.62 reported for the second quarter last year. As a result of newly-adopted rules under Generally Accepted Accounting Principles, amortization of goodwill has been discontinued in 2002. Had the same rules been in effect in 2001, net income would have been $.04 per share higher for the quarter ended June 30, 2001. The higher growth in earnings per share was attributable to a decline in weighted average shares outstanding from 71,802,000 for the quarter ended June 30, 2001, to 70,322,000 for the quarter ended June 30, 2002. The decline in shares primarily resulted from activity under the share repurchase program, which had remaining repurchase authorization for 2.6 million shares at June 30, 2002.

For the first six months of 2002, net income was $93,120,000, an increase of 2.3% over the $90,982,000 reported for the comparable period in 2001. Diluted net income per share for the first half of 2002 was $1.32, a 3.9% increase over the $1.27 reported for the same period last year. Excluding goodwill amortization, net income would have been $1.33 for the six months ending June 30, 2001.

The return on average assets for the second quarter of 2002 was 1.90%, as compared with 2.06% for the second quarter of 2001. The return on average tangible equity was 16.36% and the ratio of average tangible equity to average tangible assets was 11.71% for the second quarter of 2002. For the second quarter 2001, the return on average tangible equity was 17.13% and the ratio of average tangible equity to average tangible assets was 12.15%.

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income for the quarter ended June 30, 2002 increased 6.3% to $110,425,000 from $103,908,000 for the second quarter last year. This represented the best quarterly performance over the prior year since the first quarter 2001, when the Federal Reserve began lowering short-term interest rates. The current quarter reflected a 3.0% growth over the $107,188,000 reported for the prior quarter this year. The growth in net interest income was attributable to the growth in average earning assets, particularly investment securities. Average earning assets grew to $9,478,299,000, an 8.4% increase over the previous year's $8,743,321,000 quarterly average. The net interest margin at 4.74% for the second quarter 2002, was 10 basis points lower than the same quarter last year. However, for the second consecutive quarter, the net interest margin improved. This improvement is attributable, in part, to growth in both lower costing and noninterest-bearing deposits.

Net interest income for the first six months of 2002 increased to $217,613,000 or 4.2% over the $208,878,000 for the same period last year. The growth in net interest income was attributable to a 9.1% growth in average earning assets, partially offset by a 23 basis point decline in the net interest margin from 4.96% to 4.73%. See the Analysis of Interest Rates and Interest Differentials on pages 17 and 18 and Rate/Volume Analysis on page 19 for further details.

                        For the 6 Months Ended June 30, For the 3 Months Ended June 30,
                               2002 vs. 2001                   2002 vs. 2001
                            Due to variances in             Due to variances in
                        ------------------------------  ------------------------------
 (Dollars in thousands)   Rates     Volumes    Total      Rates     Volumes    Total
 --------------------------------------------------------------------------------------
 Total interest income. $(69,715)   $25,640  $(44,075)  $(31,825)   $12,199  $(19,626)
 Total interest expense  (60,703)     8,138   (52,565)   (29,206)     3,139   (26,067)
                         --------   -------  --------    --------   -------  --------
 Net interest earned... $ (9,012)   $17,502  $  8,490   $ (2,619)   $ 9,060  $  6,441
                         ========   =======  ========    ========   =======  ========

Interest income for the quarter decreased $19,550,000 or 11.8% to $146,623,000. For the first six months of 2002, interest income decreased $43,830,000 or 13.0% to $293,085,000. On a tax-equivalent basis, interest income for the first six months of 2002 decreased $44,075,000. This decline is attributable to the Federal Reserve's 475 basis point reduction in short-term interest rates last year. Accordingly, the tax-equivalent yield on the loan portfolio declined 149 basis points from 8.24% last year to 6.75% in the current quarter and 171 basis points from 8.53% to 6.82% for the first half 2001 and 2002, respectively. Similarly, the tax-equivalent yield on the investment portfolio declined 96 basis points to 4.91% from 5.87% in the second quarter last year and 95 basis points from 5.93% to 4.98% for the first half 2001 and 2002, respectively. The increase in interest income related to changes in volume is primarily attributable to the investment portfolio, which grew over the prior year by 37.5% and 36.3% for the quarter and six months, respectively. In contrast, average loans grew by 2.9% and 3.0% for the three and six months ended June 30, 2002 compared to the same periods last year.

Interest expense for the quarter ended June 30, 2002 decreased $26,067,000 or 41.9% to $36,198,000. For the first six months of 2002, interest expense decreased $52,565,000 or 41.1% to $75,472,000. Although interest rates have generally stabilized since the fourth quarter 2001, the repricing upon maturity of longer duration certificates of deposit has continued to reduce interest expense. The average rate paid on time deposits $100,000 and over during the second quarter 2002 was 3.19%, a decline of 269 basis points from the prior year. For the six month period, the average rate paid declined 255 basis points to 3.43%. Other time deposits, primarily consumer certificates of deposit, declined 201 basis points and 194 basis points to an average rate paid of 3.58% and 3.79% for the three and six months ended June 30, 2002, as compared to the same periods last year. Overall, the average rate paid on interest-bearing deposits declined 180 basis points for both the three and six months ended June 30, 2002 when compared to the prior year. As would be expected, the greatest decline in the average rate paid occurred in the cost of short-term borrowings, which declined 241 basis points for the three months ended and 297 basis points for the six months ended June 30, 2002, respectively. The increase in interest expense due to increased volume is attributable to the growth in long-term debt, short-term borrowings, savings and money market deposits.

NONINTEREST INCOME

                                          For the 6 Months Ended June 30, For the 3 Months Ended June 30,
                                                2002 vs. 2001                   2002 vs. 2001
                                          ------------------------------  ------------------------------
Noninterest Income                        Increase/(Decrease)             Increase/(Decrease)
(Dollars in thousands)                          Amount             %            Amount             %
---------------------------------------------------------------------------------------------------------
Investment and wealth management.........       $ (304)            (.9)         $   300            1.7
Service charges on deposit accounts......        1,889            14.2              846           12.3
Mortgage banking related fees............          228             4.7           (1,352)         (41.4)
Investments securities gains and (losses)         (490)          (31.8)           1,051             --
Other income.............................          848             5.6              202            2.5
                                                ------                          -------
   Total noninterest income..............       $2,171             3.1          $ 1,047            2.9
                                                ======                          =======

Noninterest income increased 2.9% to $36,805,000 for the second quarter 2002 versus the comparable period in 2001. Excluding the $1,051,000 equity securities gain realized in the second quarter of 2002, the growth rate was flat year over year. Investment and wealth management revenues increased 1.7% to $17,828,000 for the quarter ended June 30, 2002 as a result of growth in new business and negotiated fee increases offset by the decline in equity values. We also exited the 401(k) business last year. Mortgage banking revenues decreased 41.4% to $1,915,000 due to lower volumes in commercial mortgage loan originations and outsourcing of the retail origination business. The other income component of noninterest income for the second quarter of 2002 reflects write-downs of investments in third-party private equity funds of $162,000, while the first quarter included gains on sales of bank owned buildings of $350,000, offset by write-downs of investments in third-party private equity funds of $898,000. For the first six months, excluding investment securities gains, noninterest income increased $2,661,000, or 3.9%. Increased commercial checking and account analysis fees, growth in commercial loan fees and mortgage banking related fees account for the balance of the increase.

NONINTEREST EXPENSES

                                       For the 6 Months Ended June 30, For the 3 Months Ended June 30,
                                              2002 vs. 2001                   2002 vs. 2001
                                       ------------------------------  ------------------------------
Noninterest Expenses                   Increase/(Decrease)             Increase/(Decrease)
(Dollars in thousands)                       Amount             %            Amount             %
------------------------------------------------------------------------------------------------------
Salaries..............................       $ 4,715            7.8          $ 2,447            7.9
Employee benefits.....................         1,464            9.7              859           11.9
Stock-based compensation expense......         1,358          252.4              281          206.6
Net occupancy expense of bank premises         1,198           17.7              728           21.8
Furniture and equipment expenses......           311            2.6             (117)          (2.0)
Communications and supplies...........            90            1.4              111            3.4
Other expenses........................         1,720            7.4              708            5.8
                                             -------                         -------
Noninterest expenses before goodwill
  amortization........................        10,856            8.8            5,017            8.0
Goodwill amortization.................        (4,805)        (100.0)          (2,493)        (100.0)
                                             -------                         -------
   Total noninterest expenses.........       $ 6,051            4.7          $ 2,524            3.9
                                             =======                         =======

Noninterest expenses for the quarter ended June 30, 2002, increased 3.9% to $67,930,000 from $65,406,000 for the second quarter of 2001. Excluding goodwill amortization, noninterest expenses were $62,913,000 for the second quarter of 2001. Excluding goodwill amortization, noninterest expenses for the second quarter 2002 increased by 8.0% over the second quarter 2001 and increased by 2.6% from the first quarter 2002. The principal contributor to the year over year increase in expenses was a $2.4 million or 7.9% increase in salaries. Included in salaries were severance expenses of $1.7 million related to the reorganization of the investment and wealth management business. An $859,000 increase in employee benefits was primarily the result of increased pension and medical costs. Net occupancy expense increased $728,000 or 21.8% to $4,064,000 for the current quarter from the quarter ending June, 2001. Excluding severance expenses, noninterest expenses would have been flat compared to the first quarter of 2002. Noninterest expenses for the first six months of 2002 increased $10,856,000, or 8.8%, after excluding the amortization of goodwill in 2001. The increase in expenses was attributed to salaries and benefits related to severance expenses for the investment and wealth management reorganization, as discussed for the quarter. Also impacting this period was increased incentive compensation expenses, stock compensation related to stock options and restricted stock awards, and directors' deferred compensation, which fluctuates based on the market price of Mercantile's stock. Additionally, the increase in occupancy expense is a function of increases in rental payments and increases in repair and maintenance expenses associated with improvements at some branch locations. Mercantile continued to expand its internal use of its headquarters building causing a reduction in outside tenants in that building.

The efficiency ratio, a key measure of expense management, was 45.99% for the second quarter 2002 versus 44.69% for the comparable period. Exluding severance expenses, the efficiency ratio would have been 44.84% for the second quarter 2002.

ANALYSIS OF FINANCIAL CONDITION

At June 30, 2002, total assets increased 9.5% to $10,159,234,000 compared to $9,280,542,000 one year earlier. Compared to the year ended December 31, 2001 at $9,928,786,000, total assets increased 2.3%. Total loans increased 3.1% to $7,134,893,000 at June 30, 2002, compared to $6,923,139,000 at June 30, 2001.
The mix of the loan portfolio is relatively consistent, except for the expected decline in leases in the portfolio from 2.3% of outstandings at June, 2001 through December at 2.2% to 1.8% currently.

Total deposits at June 30, 2002, were $7,708,176,000, an increase of 8.1% from $7,128,764,000 at the end of the second quarter 2001, and a 3.5% increase from the end of last year. Interest-bearing deposits were $5,770,906,000, an increase of 5.5% from June 30, 2001, and a 3.7% increase from the end of 2001. Interest-bearing deposits were 74.9% of total deposits at June 30, 2002, which represented a decrease from the 76.7% at June 30, 2001 and remained relatively unchanged from 74.7% at the end of last year. While total deposits increased, noninterest-bearing deposits also increased as a percentage of total deposits. Noninterest-bearing deposits were 23.3% of deposits at June, 2001, 25.3% at the end of 2001 and 25.1% for the current quarter. Noninterest-bearing deposits increased 16.9% to $1,937,270,000 as of June 30, 2002, compared to $1,657,547,000 at June 30, 2001, and increased 2.8% compared to $1,883,878,000 at December 31, 2001.

Shareholders' equity at June 30, 2002, was $1,282,087,000, an increase of 3.6% from $1,237,813,000 at June 30, 2001 and an increase of 4.2% from $1,230,206,000 at December 31, 2001. The Corporation, having repurchased 258,000 shares year to date, still has prior authorizations enabling it to repurchase up to 2.6 million shares. For more details see the Statement of Changes in Consolidated Shareholders' Equity on page 5. Effective at the June 2002 Board meeting, the dividend rate was increased 7.1% to $.30 from $.28 per share.

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

During the three months ended June 30, 2002, nonperforming assets declined $6,218,000 to $45,341,000. Nonperforming loans, one of the components of nonperforming assets, decreased $6,102,000 while other real estate owned, the other component decreased $116,000. Nonperforming assets as a percent of period-end loans and other real estate owned was .64% at June 30, 2002, .74% at March 31, 2002 and .55% at June 30, 2001, respectively. The current decline resulted from actions taken to address credit quality issues, particularly in the leasing business. The leasing company's portfolio accounted for $10,073,000 or 22.2% of nonperforming loans at June 30, 2002, but only 2.5% of the outstanding portfolio of loans and leases. At March 31, 2002, nonperforming assets in the leasing portfolio were $19,367,000 or 37.7% of nonperforming loans. As a result of credit quality concerns about the leasing portfolio, management previously announced it was narrowing the focus of the leasing business and discontinuing certain activities. These concerns are manifested in the increased allocation to leasing of the allowance for loan losses, reflected in the 2001 Form 10-K. Excluding the leasing portfolio, nonperforming loans are .47% of period-end loans.

The level of "monitored" loans, or loans with characteristics suggesting that they could be classified as nonperforming in the near future, also improved during the quarter. At June 30, 2002, monitored loans were $7,885,000 compared to $30,294,000 at March 31, 2002. One monitored loan of $11,347,000, to a business dependent on the telecommunications industry, was moved to nonaccrual status and subsequently partially charged-off. Another $14,000,000 was removed from the monitored category based on satisfactory operating results and the underlying value of the collateral.

The level of impaired loans improved during the quarter. At June 30, 2002, impaired loans were $42,314,000 compared to $67,239,000 at March 31, 2002. The $14,000,000 loan removed from monitored status was also removed from impaired status for the same reason. This loan was not a nonaccrual loan. Also impacting impaired loans was gross charge-offs this quarter of $14,216,000, offset by the addition to impaired/nonaccrual status of the $11,347,000 commercial loan previously mentioned. Impaired loans at June 30, 2002 reflected a net decrease of $12,028,000 to $42,314,000, from $54,342,000 at December 31, 2001. This is largely the result of gross charge-offs of $15,828,000 this year.

At December 31, 2001, 88.3% of the total impaired loans had a valuation allowance, while 80.2% did at March 31, 2002. At June 30, 2002 the percentage has declined to 47.3%. The decline in the portion of loans with a valuation allowance is a result of the charge-offs taken. Several loans that were previously shown as impaired with a valuation allowance have been written down to the fair value of their collateral. Therefore, while these loans are still nonaccrual and included in impaired, there is no valuation allowance assigned based on current information.

   The table below presents a comparison of nonperforming assets at June 30 and March 31, 2002 and at the end of December 2001.

Nonperforming Assets                                                              June 30,   March 31,  December 31,
(Dollars in thousands)                                                                2002        2002          2001
---------------------------------------------------------------------------------------------------------------------
Nonaccrual loans (1)
  Commercial.....................................................................  $35,764     $36,799       $23,284
  Construction...................................................................    2,450       1,913         2,201
  Residential real estate........................................................    2,648       2,982         2,251
  Consumer.......................................................................      317         283           408
  Lease financing................................................................    4,099       9,403         4,775
                                                                                   -------     -------       -------
     Total nonaccrual loans......................................................   45,278      51,380        32,919
Renegotiated loans (1)...........................................................       --          --            --
Loans contractually past due 90 days or more and still accruing interest.........       --          --            --
                                                                                   -------     -------       -------
     Total nonperforming loans...................................................   45,278      51,380        32,919
Other real estate owned..........................................................       63         179           181
                                                                                   -------     -------       -------
     Total nonperforming assets..................................................  $45,341     $51,559       $33,100
                                                                                   =======     =======       =======
Nonperforming assets as a percent of period-end loans and other real estate owned      .64%        .74%          .48%
                                                                                   =======     =======       =======

(1) Aggregate gross interest income of $2,285,000, $968,000 and $3,737,000 for the first half of 2002, the first quarter of 2002 and the year 2001, respectively, on nonaccrual and renegotiated loans, would have been recorded if these loans had been accruing on their original terms throughout the period or since origination if held for part of the period. The amount of interest income on the nonaccrual and renegotiated loans that was recorded totalled $458,000, $263,000 and $1,593,000 for the first six months of 2002, the first three months of 2002 and the year 2001, respectively.

Note: The Corporation was monitoring loans estimated to aggregate $7,885,000 at June 30, 2002, $30,294,000 at March 31, 2002 and $15,940,000 at December 31,
2001, not classified as nonaccrual or renegotiated loans. These loans had characteristics which indicated they might result in such classification in the future.

  Allowance and Provision for Loan Losses

Each Bankshares affiliate is required to maintain an allowance for loan losses adequate to absorb losses inherent in the loan portfolio. Management at each affiliate, along with Bankshares management, maintains a regular overview to assure that adequacy. On a periodic basis, significant credit exposures, nonperforming loans, impaired loans, historical losses by loan type and various statistical measurements of asset quality are examined to assure the adequacy of the allowance for loan losses.

The allowance for loan losses has been established through provisions for loan losses charged against income. The provision for loan losses for the second quarter of 2002 was $5,116,000, a 61.0% increase over $3,178,000 for the same period last year and 65.9% greater than last quarter. The provision for the first six months of 2002 was $8,199,000, an increase of 33.8% over last year's provision of $6,129,000. Loans deemed uncollectible are charged against the allowance for loan losses and any subsequent recoveries are credited to the allowance. Intensive collection efforts continue after charge-off in order to maximize recovery amounts. Charge-offs increased this year and particularly this quarter. Credits related to the leasing business accounted for 57.1% of the gross charge-offs this quarter. Net charge-offs were $13,227,000 for the second quarter of 2002 compared to $370,000 for the same period in 2001. Net charge-offs for the first half of 2002 were $14,268,000 compared to $1,136,000 last year. The allowance for loans as a percent of period-end loans was 1.90% at June 30, 2002 and 2.07% at the end of the second quarter last year.

   The following table presents a summary of the activity in the Allowance for Loan Losses for the six months and quarters ended June 30, 2002 and 2001:

                                                           For the 6 Months Ended  For the 3 Months Ended
                                                           ----------------------  ----------------------
Allowance for Loan Losses                                            June 30,                June 30,
(Dollars in thousands)                                            2002        2001        2002        2001
----------------------------------------------------------------------------------------------------------
Allowance balance -- beginning............................ $  141,463  $  138,612  $  143,505  $  140,797
Charge-offs:
  Commercial..............................................     (9,386)       (302)     (8,556)        (76)
  Construction............................................         --          --          --          --
  Residential real estate.................................       (110)        (70)        (76)        (52)
  Consumer................................................     (1,532)     (1,525)       (784)       (835)
  Lease financing.........................................     (4,800)       (653)     (4,800)         --
                                                           ----------  ----------  ----------  ----------
   Total..................................................    (15,828)     (2,550)    (14,216)       (963)
                                                           ----------  ----------  ----------  ----------
Recoveries:
  Commercial..............................................        517         552         384          85
  Construction............................................        137          29         131          29
  Residential real estate.................................         58          55          32          30
  Consumer................................................        848         778         442         449
  Lease financing.........................................         --          --          --          --
                                                           ----------  ----------  ----------  ----------
   Total..................................................      1,560       1,414         989         593
                                                           ----------  ----------  ----------  ----------
Net charge-offs...........................................    (14,268)     (1,136)    (13,227)       (370)
Provision for loan losses.................................      8,199       6,129       5,116       3,178
                                                           ----------  ----------  ----------  ----------
Allowance balance -- ending............................... $  135,394  $  143,605  $  135,394  $  143,605
                                                           ==========  ==========  ==========  ==========
Average loans............................................. $6,980,040  $6,779,823  $7,029,501  $6,828,121
                                                           ==========  ==========  ==========  ==========
Net charge-offs (annualized) as a percent of average loans        .41%        .03%        .75%        .02%
                                                           ==========  ==========  ==========  ==========
Period-end loans.......................................... $7,134,893  $6,923,139
                                                           ==========  ==========
Allowance for loan losses as a percent of period-end loans       1.90%       2.07%
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

                       MERCANTILE BANKSHARES CORPORATION

ANALYSIS OF INTEREST RATES AND INTEREST DIFFERENTIALS

   The following table presents the distribution of the average consolidated balance sheets, interest income/expense and annualized yields earned and rates paid through the first six months of 2002 and 2001.

                                                            For the 6 Months Ended       For the 6 Months Ended
                                                                June 30, 2002                June 30, 2001
                                                         ---------------------------  ---------------------------
                                                           Average   Income*/ Yield*/   Average   Income*/ Yield*/
(Dollars in thousands)                                     Balance   Expense   Rate     Balance   Expense   Rate
------------------------------------------------------------------------------------------------------------------
Earning assets
  Loans:
   Commercial........................................... $4,229,246  $139,360  6.64%  $3,882,277  $165,203  8.58%
   Construction.........................................    686,773    21,437  6.29      834,698    36,033  8.71
   Residential real estate..............................  1,073,307    39,721  7.46    1,067,692    42,878  8.10
   Consumer.............................................    990,714    35,649  7.26      995,156    42,589  8.63
                                                         ----------  --------         ----------  --------
       Total loans......................................  6,980,040   236,167  6.82    6,779,823   286,703  8.53
                                                         ----------  --------         ----------  --------
  Federal funds sold, et al.............................    107,174     2,659  5.00      137,312     3,466  5.09
  Securities**:
   Taxable securities
     U.S. Treasury securities...........................  1,510,881    35,498  4.74    1,345,980    37,449  5.61
     U.S. Agency securities.............................    543,489    13,709  5.09      253,343     8,455  6.73
     Other stocks and bonds.............................    226,156     6,497  5.79       61,694     2,459  8.04
   Tax-exempt securities
     States and political subdivisions..................     39,083     1,586  8.18       40,333     1,657  8.28
                                                         ----------  --------         ----------  --------
       Total securities.................................  2,319,609    57,290  4.98    1,701,350    50,020  5.93
                                                         ----------  --------         ----------  --------
  Interest-bearing deposits in other banks..............        358         8  4.39          375        10  5.30
                                                         ----------  --------         ----------  --------
       Total earning assets.............................  9,407,181   296,124  6.35    8,618,860   340,199  7.96
                                                                     --------                     --------
Cash and due from banks.................................    219,429                      209,544
Bank premises and equipment, net........................    101,348                      103,534
Other assets............................................    269,514                      258,873
Less: allowance for loan losses.........................   (144,152)                    (141,278)
                                                         ----------                   ----------
       Total assets..................................... $9,853,320                   $9,049,533
                                                         ==========                   ==========
Interest-bearing liabilities
  Deposits:
   Savings.............................................. $  935,762     4,402   .95   $  845,302     7,408  1.77
   Checking plus interest...............................    846,349     1,480  1.35      756,388     3,232   .86
   Money market.........................................  1,026,650     7,178  1.41      790,391    12,035  3.07
   Certificates of deposit $100,000 and over............  1,016,025    17,266  3.43    1,152,557    34,176  5.98
   Other time deposits..................................  1,771,203    33,283  3.79    1,831,913    52,087  5.73
                                                         ----------  --------         ----------  --------
       Total interest-bearing deposits..................  5,595,989    63,609  2.29    5,376,551   108,938  4.09
  Short-term borrowings.................................    861,272     6,240  1.46      731,376    16,054  4.43
  Long-term debt........................................    283,332     5,623  4.00       92,449     3,045  6.64
                                                         ----------  --------         ----------  --------
       Total interest-bearing funds.....................  6,740,593    75,472  2.26    6,200,376   128,037  4.16
                                                                     --------                     --------
Noninterest-bearing deposits............................  1,762,945                    1,542,951
Other liabilities and accrued expenses..................    108,718                      110,740
                                                         ----------                   ----------
       Total liabilities................................  8,612,256                    7,854,067
Shareholders' equity....................................  1,241,064                    1,195,466
                                                         ----------                   ----------
       Total liabilities and shareholders' equity....... $9,853,320                   $9,049,533
                                                         ==========                   ==========
Net interest income.....................................             $220,652                     $212,162
                                                                     ========                     ========
Net interest rate spread................................                       4.09%                        3.80%
Effect of noninterest-bearing funds.....................                        .64                         1.16
                                                                               ----                         ----
Net interest margin on earning assets...................                       4.73%                        4.96%
                                                                               ====                         ====
Taxable-equivalent adjustment included in:
   Loan income..........................................             $  2,345                     $  2,540
   Investment securities income.........................                  694                          744
                                                                     --------                     --------
       Total............................................             $  3,039                     $  3,284
                                                                     ========                     ========

 * Presented on a tax-equivalent basis using the statutory federal corporate income tax rate of 35%.
** Balances reported at amortized cost; excludes pretax unrealized gains (losses) on securities available-for-sale.

                       MERCANTILE BANKSHARES CORPORATION

ANALYSIS OF INTEREST RATES & INTEREST DIFFERENTIALS

   The following table presents the distribution of the average consolidated balance sheets, interest income/expense and annualized yields earned and rates paid for the second quarters of 2002 and 2001.

                                                          For the 3 Months Ended       For the 3 Months Ended
                                                              June 30, 2002                June 30, 2001
                                                       ---------------------------  ---------------------------
                                                         Average   Income*/ Yield*/   Average   Income*/ Yield*/
(Dollars in thousands)                                   Balance   Expense   Rate     Balance   Expense   Rate
----------------------------------------------------------------------------------------------------------------
Earning assets
  Loans:
   Commercial......................................... $4,253,691  $ 69,706  6.57%  $3,938,024  $ 81,114  8.26%
   Construction.......................................    702,733    10,988  6.27      848,257    17,201  8.13
   Residential real estate............................  1,075,562    19,764  7.37    1,045,226    20,977  8.05
   Consumer...........................................    997,515    17,851  7.18      996,614    21,067  8.48
                                                       ----------  --------         ----------  --------
       Total loans....................................  7,029,501   118,309  6.75    6,828,121   140,359  8.24
                                                       ----------  --------         ----------  --------
  Federal funds sold, et al...........................     94,263       998  4.25      203,030     2,372  4.69
  Securities:**
   Taxable securities
     U.S. Treasury securities.........................  1,505,980    17,559  4.68    1,294,228    17,982  5.57
     U.S. Agency securities...........................    583,842     7,305  5.02      314,996     5,020  6.39
     Other stocks & bonds.............................    225,230     3,187  5.68       60,846     1,193  7.86
   Tax-exempt securities
     States & political subdivisions..................     39,125       793  8.13       41,744       850  8.17
                                                       ----------  --------         ----------  --------
       Total securities...............................  2,354,177    28,844  4.91    1,711,814    25,045  5.87
                                                       ----------  --------         ----------  --------
  Interest-bearing deposits in other banks............        358         4  4.20          356         5  5.35
                                                       ----------  --------         ----------  --------
       Total earning assets...........................  9,478,299   148,155  6.27    8,743,321   167,781  7.70
                                                                   --------                     --------
Cash and due from banks...............................    223,744                      213,238
Bank premises and equipment...........................    101,179                      104,030
Other assets..........................................    272,707                      259,087
Less: allowance for loan losses.......................   (145,109)                    (142,322)
                                                       ----------                   ----------
       Total assets................................... $9,930,820                   $9,177,354
                                                       ==========                   ==========
Interest-bearing liabilities
  Deposits:
   Savings............................................ $  961,386     2,221   .93   $  850,098     3,461  1.63
   Checking plus interest.............................    857,669       749   .35      768,376     1,502   .78
   Money market.......................................  1,049,529     3,595  1.37      814,554     5,986  2.95
   Certificates of deposit $100,000 and over..........  1,031,720     8,205  3.19    1,179,637    17,285  5.88
   Other time deposits................................  1,758,774    15,705  3.58    1,835,482    25,559  5.59
                                                       ----------  --------         ----------  --------
       Total interest-bearing deposits................  5,659,078    30,475  2.16    5,448,147    53,793  3.96
  Short-term borrowings...............................    813,881     2,928  1.44      723,725     6,947  3.85
  Long-term debt......................................    283,331     2,795  3.96       92,351     1,525  6.62
                                                       ----------  --------         ----------  --------
       Total interest-bearing funds...................  6,756,290    36,198  2.15    6,264,223    62,265  3.99
                                                                   --------                     --------
Noninterest-bearing deposits..........................  1,818,004                    1,587,918
Other liabilities and accrued expenses................    102,926                      114,836
                                                       ----------                   ----------
       Total liabilities..............................  8,677,220                    7,966,977
Shareholders' equity..................................  1,253,600                    1,210,377
                                                       ----------                   ----------
       Total liabilities & shareholders' equity....... $9,930,820                   $9,177,354
                                                       ==========                   ==========
Net interest income...................................             $111,957                     $105,516
                                                                   ========                     ========
Net interest spread...................................                       4.12%                        3.71%
Effect of noninterest-bearing funds...................                        .62                         1.13
                                                                             ----                         ----
Net interest margin on earning assets.................                       4.74%                        4.84%
                                                                             ====                         ====
Taxable-equivalent adjustment included in:
   Loan income........................................             $  1,185                     $  1,232
   Investment securities income.......................                  347                          376
                                                                   --------                     --------
       Total..........................................             $  1,532                     $  1,608
                                                                   ========                     ========

 * Presented on a tax-equivalent basis using the statutory federal corporate income tax rate of 35%.
** Balances reported at amortized cost; excludes pretax unrealized gains (losses) on securities available-for-sale.

                       MERCANTILE BANKSHARES CORPORATION

RATE/VOLUME ANALYSIS

   A rate/volume analysis, which demonstrates changes in interest income and expense for significant assets and liabilities, appears below:

                                                    For the 6 Months             For the 3 Months
                                                     Ended June 30,               Ended June 30,
                                                     2002 vs. 2001                2002 vs. 2001
                                                  Due to variances in          Due to variances in
                                              ---------------------------  ---------------------------
(Dollars in thousands)                          Rates   Volumes    Total     Rates   Volumes    Total
-------------------------------------------------------------------------------------------------------
Interest earned on:
 Loans:
   Commercial (1)............................ $(40,608) $14,765  $(25,843) $(17,910) $ 6,502  $(11,408)
   Construction (2)..........................   (8,210)  (6,386)  (14,596)   (3,262)  (2,951)   (6,213)
   Residential real estate...................   (3,382)     225    (3,157)   (1,822)     609    (1,213)
   Consumer..................................   (6,750)    (190)   (6,940)   (3,235)      19    (3,216)
                                              --------  -------  --------  --------  -------  --------
       Total loans...........................  (58,950)   8,414   (50,536)  (26,229)   4,179   (22,050)
Taxable securities (3).......................  (10,697)  18,038     7,341    (5,488)   9,344     3,856
Tax-exempt securities (3)....................      (20)     (51)      (71)       (4)     (53)      (57)
Federal funds sold, et al....................      (46)    (761)     (807)     (103)  (1,271)   (1,374)
Interest-bearing deposits in other banks.....       (2)      --        (2)       (1)      --        (1)
                                              --------  -------  --------  --------  -------  --------
       Total interest income.................  (69,715)  25,640   (44,075)  (31,825)  12,199   (19,626)
                                              --------  -------  --------  --------  -------  --------
Interest paid on:
   Savings deposits..........................   (3,799)     793    (3,006)   (1,693)     453    (1,240)
   Checking plus interest deposits...........   (2,136)     384    (1,752)     (928)     175      (753)
   Money market accounts.....................   (8,454)   3,597    (4,857)   (4,118)   1,727    (2,391)
   Certificates of deposit $100,000 and over.  (12,862)  (4,048)  (16,910)   (6,913)  (2,167)   (9,080)
   Other time deposits.......................  (17,078)  (1,726)  (18,804)   (8,786)  (1,068)   (9,854)
   Short-term borrowings.....................  (12,665)   2,851    (9,814)   (4,884)     865    (4,019)
   Long-term debt............................   (3,709)   6,287     2,578    (1,884)   3,154     1,270
                                              --------  -------  --------  --------  -------  --------
       Total interest expense................  (60,703)   8,138   (52,565)  (29,206)   3,139   (26,067)
                                              --------  -------  --------  --------  -------  --------
Net interest earned.......................... $ (9,012) $17,502  $  8,490  $ (2,619) $ 9,060  $  6,441
                                              ========  =======  ========  ========  =======  ========

(1) Year-to-date tax-equivalent adjustments of $1,821,000 for 2002 and $2,136,000 for 2001 are included in the commercial loan rate variances. Quarter-to-date tax-equivalent adjustments of $916,000 for 2002 and $1,045,000 for 2001 are included in the commercial loan rate variances.
(2) Year-to-date tax-equivalent adjustments of $524,000 for 2002 and $404,000 for 2001 are included in the construction loan rate variances. Quarter-to-date tax-equivalent adjustments of $269,000 for 2002 and $187,000 for 2001 are included in the construction loan rate variances.
(3) Year-to-date tax-equivalent adjustments of $694,000 for 2002 and $744,000 for 2001 are included in the investment securities rate variances. Quarter-to-date tax-equivalent adjustments of $347,000 for 2002 and $376,000 for 2001 are included in the investment securities rate variances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information responsive to this Item as of December 31, 2001 appears under the captions "Asset/Liability and Liquidity Management", "Interest Rate Sensitivity Analysis" and "Earnings Simulation Model Projections" on pages 21-23 of the registrant's 2001 Annual Report to Shareholders, filed as Exhibit 13 to registrant's Annual Report on Form 10-K for the year ended December 31, 2001. There was no material change in such information as of June 30, 2002.

PART II. OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Matters voted upon and voted at the Annual Meeting of Shareholders held April 24, 2002.

   Results of voting for Election of Directors:

                                      FOR                     WITHHELD
                                      ---                     --------
H. Furlong Baldwin                57,198,823                   547,681
Freeman A. Hrabowski, III         56,957,606                   788,898
Wallace Mathai-Davis              57,183,559                   562,945
Clayton S. Rose                   57,113,284                   633,220
Donald J. Shepard                 57,243,112                   503,392

   Names of other Directors continuing in office:

       Cynthia A. Archer
       Richard O. Berndt
       William R. Brody
       George L. Bunting, Jr.
       Darrell D. Friedman
       Edward J. Kelly, III
       Robert A. Kinsley
       Morton B. Plant
       Christian H. Poindexter
       James L. Shea

   Results of voting on Amended and Restated Annual Incentive Compensation
 Plan:

           FOR                      AGAINST                   ABSTAINED
           ---                      -------                   ---------
       53,853,692                  2,766,259                  1,126,553

   Results of voting on Ratification of Appointment of Auditors
(PricewaterhouseCoopers LLP):

           FOR                      AGAINST                   ABSTAINED
           ---                      -------                   ---------
       56,115,560                  1,115,698                   515,246

   There were no broker nonvotes on these matters.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits


10 AA Mercantile Bankshares Corporation Option Agreement with Edward J. Kelly, III, dated May 7, 2002.

10 BB Mercantile Bankshares Corporation Option Agreement with J. Marshall Reid, dated May 7, 2002.

10 CC Mercantile Bankshares Corporation Option Agreement with Jack E. Steil, dated May 7, 2002.

10 DD Mercantile Bankshares Corporation Option Agreement with John L. Unger, dated May 7, 2002.

10 EE Mercantile Bankshares Corporation Option Agreement with Terry L. Troupe, dated May 7, 2002.

10 FF Mercantile Bankshares Corporation Restricted Stock Agreement with Edward J. Kelly, III, dated April 29, 2002.

10 GG Mercantile Bankshares Corporation Restricted Stock Agreement with Wallace Mathai-Davis, dated April 29,
      2002.

10 HH Mercantile Bankshares Corporation Restricted Stock Agreement with J. Marshall Reid, dated April 29, 2002.

10 II Mercantile Bankshares Corporation Restricted Stock Agreement with Jack E. Steil, dated April 29, 2002.

10 JJ Agreement among Mercantile Bankshares Corporation, Mercantile-Safe Deposit and Trust Company and Alan D.
      Yarbro, dated June 18, 2002.

99.1  Certification of Chief Executive Officer

99.2  Certification of Chief Financial Officer

   (b) Reports on Form 8-K
     Form 8-K filed, dated April 3, 2002, Item 5.
     Form 8-K filed, dated April 19, 2002, Item 5.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MERCANTILE BANKSHARES CORPORATION

August 8, 2002                          Principal Executive Officer

                                        /s/ Edward J. Kelly, III
                                        _______________________________________
                                        By: Edward J. Kelly, III
                                        President and
                                        Chief Executive Officer

August 8, 2002                          Principal Financial Officer

                                        /s/ Terry L. Troupe
                                        _______________________________________
                                        By: Terry L. Troupe
                                        Chief Financial Officer

August 8, 2002                          Chief Accounting Officer

                                        /s/ Diana E. Nelson
                                        _______________________________________
                                        By: Diana E. Nelson
                                        Controller and Chief Accounting Officer