Form 10-Q
period 2002-09-30
MERCANTILE BANKSHARES CORP
filed 2002-11-12
CIK 64908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-5127

MERCANTILE BANKSHARES CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	52-0898572
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Hopkins Plaza, Baltimore, Maryland	21201
(Address of principal executive offices)	(Zip code)

(410) 237-5900

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. As of October 31, 2002, registrant had outstanding 68,839,527 shares of Common Stock.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

MERCANTILE BANKSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	September 30, 2002	December 31, 2001	September 30, 2001

ASSETS
Cash and due from banks	$333,824	$290,177	$275,485
Interest-bearing deposits in other banks	358	357	356
Federal funds sold	272,134	23,813	122,216

Total cash and cash equivalents	606,316	314,347	398,057

Investment securities available-for-sale (Note 3)	2,411,941	2,288,694	1,872,726
Investment securities held-to-maturity (Note 3)	52,454	52,269	52,558
Loans held-for-sale	94	137,950	30,273
Loans:
Commercial	4,213,108	4,048,018	3,996,177
Construction	790,318	652,486	676,050
Residential real estate	1,067,868	1,060,519	1,060,857
Consumer	1,009,040	991,341	1,010,712
Lease financing	120,456	153,882	156,343

Total loans	7,200,790	6,906,246	6,900,139
Less: allowance for loan losses	(136,587)	(141,463)	(141,003)

Loans, net	7,064,203	6,764,783	6,759,136

Bank premises and equipment, less accumulated depreciation of $116,687 (2002), $113,806 (December 2001) and $110,961 (September 2001)	102,223	101,295	101,762
Other real estate owned, net	123	181	195
Goodwill, net	102,705	102,705	104,838
Other intangible assets, net	7,999	9,319	7,296
Other assets	234,816	157,243	141,163

Total assets	$10,582,874	$9,928,786	$9,468,004

LIABILITIES
Deposits:
Noninterest-bearing deposits	$2,040,521	$1,883,878	$1,789,489
Interest-bearing deposits	6,004,976	5,563,494	5,458,235

Total deposits	8,045,497	7,447,372	7,247,724
Short-term borrowings	811,840	853,278	773,260
Accrued expenses and other liabilities	105,803	128,493	138,676
Long-term debt	289,313	269,437	84,200

Total liabilities	9,252,453	8,698,580	8,243,860

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized 2,000,000 shares; issued and outstanding — None
Common stock, $2 par value; authorized 130,000,000 shares; issued shares —69,612,217 (2002), 69,775,710 (December 2001) and 69,816,937 (September 2001); restricted shares — 67,215 (2002) and None (December and September 2001)	139,224	139,551	139,634
Capital surplus	150,592	159,947	161,820
Retained earnings	982,408	904,479	879,802
Accumulated other comprehensive income (loss)	58,197	26,229	42,888

Total shareholders’ equity	1,330,421	1,230,206	1,224,144

Total liabilities and shareholders’ equity	$10,582,874	$9,928,786	$9,468,004

See notes to consolidated financial statements

Mercantile Bankshares Corporation

MERCANTILE BANKSHARES CORPORATION
STATEMENT OF CONSOLIDATED INCOME

	For the 9 Months Ended September 30,		For the 3 Months Ended September 30,
(Dollars in thousands, except per share data)	2002	2001	2002	2001

INTEREST INCOME
Interest and fees on loans	$352,220	$418,998	$118,398	$134,835

Interest and dividends on investment securities:
Taxable interest income	73,902	68,890	24,695	22,986
Tax-exempt interest income	1,429	1,506	470	504
Dividends	800	984	258	304
Other investment income	8,732	2,494	2,844	804

	84,863	73,874	28,267	24,598

Other interest income	4,039	5,087	1,372	1,611

Total interest income	441,122	497,959	148,037	161,044

INTEREST EXPENSE
Interest on deposits	94,268	158,241	30,659	49,303
Interest on short-term borrowings	9,074	21,816	2,834	5,762
Interest on long-term debt	8,253	4,425	2,630	1,380

Total interest expense	111,595	184,482	36,123	56,445

NET INTEREST INCOME	329,527	313,477	111,914	104,599
Provision for loan losses	11,443	9,230	3,244	3,101

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	318,084	304,247	108,670	101,498

NONINTEREST INCOME
Investment and wealth management	51,521	51,888	17,166	17,229
Service charges on deposit accounts	23,161	20,457	7,972	7,157
Mortgage banking related fees	7,395	7,967	2,306	3,106
Investment securities gains and (losses)	846	3,135	(203)	1,596
Other income	24,107	23,763	8,145	8,649

Total noninterest income	107,030	107,210	35,386	37,737

NONINTEREST EXPENSES
Salaries	97,283	91,391	32,278	31,101
Employee benefits	25,076	22,293	8,476	7,157
Stock-based compensation expense	997	(353)	177	185
Net occupancy expense of bank premises	12,214	10,497	4,245	3,726
Furniture and equipment expenses	18,062	17,500	6,003	5,752
Communications and supplies	10,014	9,852	3,351	3,279
Goodwill amortization	—	6,939	—	2,134
Other expenses	39,112	36,538	14,107	13,253

Total noninterest expenses	202,758	194,657	68,637	66,587

Income before income taxes	222,356	216,800	75,419	72,648
Applicable income taxes	80,621	79,739	26,804	26,569

NET INCOME	$141,735	$137,061	$48,615	$46,079

NET INCOME PER SHARE OF COMMON STOCK (Note 2):
Basic	$2.03	$1.93	$.70	$.66

Diluted	$2.02	$1.92	$.69	$.65

See notes to consolidated financial statements

Mercantile Bankshares Corporation

MERCANTILE BANKSHARES CORPORATION
STATEMENT OF CONSOLIDATED CASH FLOWS

Increase (decrease) in cash and cash equivalents	For the 9 Months Ended September 30,
(Dollars in thousands)	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$141,735	$137,061
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	11,443	9,230
Depreciation and amortization	9,679	9,267
Amortization of goodwill	—	6,939
Amortization of other intangible assets	1,561	1,265
Investment securities (gains) and losses	(846)	(3,135)
Write-downs of investments in private equity funds	2,494	619
Write-downs of other real estate owned	2	36
Gains on sales of other real estate owned	(51)	(267)
Gains on sales of buildings	(456)	(510)
Net (increase) decrease in assets:
Interest receivable	(2,170)	2,337
Other receivables	(2,999)	(69)
Other assets	(16,397)	(527)
Loans held-for-sale	137,856	(23,678)
Net increase (decrease) in liabilities:
Interest payable	(3,520)	290
Accrued expenses	(5,262)	(608)
Taxes payable	(588)	45,522

Net cash provided by operating activities	272,481	183,772

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held-to-maturity	2,667	3,181
Proceeds from maturities of investment securities available-for-sale	419,357	447,892
Proceeds from sales of investment securities available-for-sale	79,253	3,135
Purchases of investment securities held-to-maturity	(2,852)	(4,986)
Purchases of investment securities available-for-sale	(570,227)	(599,974)
Net increase in customer loans	(310,983)	(214,211)
Proceeds from sales of other real estate owned	227	1,568
Capital expenditures	(11,126)	(9,266)
Proceeds from sales of buildings	975	916
Acquisition of commercial mortgage company	—	(7,000)
Purchase of bank-owned life insurance	(50,000)	—
Other investing activity	(11,654)	(2,083)

Net cash used in investing activities	(454,363)	(380,828)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	156,643	195,986
Net increase in checking plus interest and savings accounts	398,525	131,876
Net increase in certificates of deposit	42,957	123,321
Net decrease in short-term borrowings	(41,438)	(8,208)
Repayment of long-term debt	(8,300)	(8,347)
Proceeds from issuance of shares	6,566	5,733
Repurchase of common shares	(19,754)	(61,953)
Dividends paid	(61,348)	(58,040)

Net cash provided by financing activities	473,851	320,368

Net increase (decrease) in cash and cash equivalents	291,969	123,312
Cash and cash equivalents at beginning of period	314,347	274,745

Cash and cash equivalents at end of period	$606,316	$398,057

See notes to consolidated financial statements

Mercantile Bankshares Corporation

MERCANTILE BANKSHARES CORPORATION
STATEMENT OF CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

(Dollars in thousands, except per share data)	Total	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)

BALANCE, DECEMBER 31, 2000	$1,173,301	$142,198	$214,454	$800,781	$15,868

Net income	137,061			137,061
Unrealized gains (losses) on securities available-for-sale, net of reclassification adjustment, net of taxes	27,020				27,020

Comprehensive income	164,081

Cash dividends paid:
Common stock ($.82 per share)	(58,040)			(58,040)
Issuance of 84,817 shares for dividend reinvestment and stock purchase plan	3,128	169	2,959
Issuance of 17,546 shares for employee stock purchase dividend reinvestment plan	684	35	649
Issuance of 115,824 shares for employee stock option plan	1,921	232	1,689
Purchase of 1,500,000 shares under stock repurchase plan	(61,953)	(3,000)	(58,953)
Vested stock options	1,022		1,022

BALANCE, SEPTEMBER 30, 2001	$1,224,144	$139,634	$161,820	$879,802	$42,888

BALANCE, DECEMBER 31, 2001	$1,230,206	$139,551	$159,947	$904,479	$26,229

Net income	141,735			141,735
Unrealized gains (losses) on securities available-for-sale, net of reclassification adjustment, net of taxes (Note 7)	31,968				31,968

Comprehensive income	173,703

Cash dividends paid:
Common stock ($.88 per share)	(61,348)			(61,348)
Issuance of 80,889 shares for dividend reinvestment and stock purchase plan	2,889	162	2,727
Issuance of 16,981 shares for employee stock purchase dividend reinvestment plan	684	34	650
Issuance of 175,922 shares for employee stock option plan	2,993	352	2,641
Issuance of 67,215 shares for restricted stock awards	3,019	134	2,885
Deferred compensation—restricted stock awards	(2,458)			(2,458)
Purchase of 504,500 shares under stock repurchase plan	(19,754)	(1,009)	(18,745)
Vested stock options	487		487

BALANCE, SEPTEMBER 30, 2002	$1,330,421	$139,224	$150,592	$982,408	$58,197

See notes to consolidated financial statements

Mercantile Bankshares Corporation

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

2.    Earnings Per Share

Basic earnings per share (EPS) is computed by dividing income available to common shareholders by weighted average common shares outstanding. Diluted EPS is computed using the same components as in basic EPS with the denominator adjusted for the dilutive effect of stock options and restricted stock awards. The following tables provide a reconciliation between the computation of basic EPS and diluted EPS for the nine months and quarters ended September 30, 2002 and 2001:

	For the 9 Months Ended September 30,
	2002			2001
(In thousands, except per share data)	Net Income	Weighted Average Common Shares	EPS	Net Income	Weighted Average Common Shares	EPS

Basic EPS	$141,735	69,750	$2.03	$137,061	70,844	$1.93
Dilutive effect of stock options and restricted stock awards		530			632

Diluted EPS	$141,735	70,280	$2.02	$137,061	71,476	$1.92

	For the 3 Months Ended September 30,
	2002			2001
(In thousands, except per share data)	Net Income	Weighted Average Common Shares	EPS	Net Income	Weighted Average Common Shares	EPS

Basic EPS	$48,615	69,637	$.70	$46,079	70,237	$.66
Dilutive effect of stock options and restricted stock awards		474			626

Diluted EPS	$48,615	70,111	$.69	$46,079	70,863	$.65

Mercantile Bankshares Corporation

3.    Investment Securities

The amortized cost and fair value of investment securities at September 30, 2002, December 31, 2001 and September 30, 2001, are shown below:

	September 30, 2002		December 31, 2001		September 30, 2001
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Securities available-for-sale
U.S. Treasury and government agencies	$2,115,091	$2,197,283	$2,029,682	$2,066,990	$1,758,252	$1,815,263
States and political subdivisions	549	579	649	667	1,149	1,180
Other investments	202,700	214,079	215,545	221,037	43,771	56,283

Total	$2,318,340	$2,411,941	$2,245,876	$2,288,694	$1,803,172	$1,872,726

Securities held-to-maturity
States and political subdivisions	$36,993	$40,071	$38,815	$40,172	$39,104	$41,073
Other investments	15,461	15,461	13,454	13,454	13,454	13,454

Total	$52,454	$55,532	$52,269	$53,626	$52,558	$54,527

4.    Impaired Loans

A loan is considered impaired, based on current information and events, if it is probable that Bankshares will not collect all principal and interest payments according to the contractual terms of the loan agreement. Generally, a loan is considered impaired once either principal or interest payments become 90 days past due at the end of a calendar quarter. A loan may be considered impaired sooner if, in management’s judgement, such action is warranted. The impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the repayment is expected to be provided predominantly by the underlying collateral. A majority of Bankshares’ impaired loans are measured by reference to the fair value of the collateral. Accrued interest on impaired loans is reversed and is recognized on the cash basis. Information with respect to impaired loans and the related valuation allowance (if the measure of the impaired loan is less than the recorded investment) at September 30 and June 30, 2002 and at the end of December 2001, is shown below. See Form 10-K for more details.

(Dollars in thousands)	September 30, 2002	June 30, 2002	December 31, 2001

Impaired loans with a specific valuation allowance	$14,678	$20,000	$47,963
All other impaired loans	22,257	22,314	6,379

Total impaired loans	$36,935	$42,314	$54,342

Specific allowance for loan losses applicable to impaired loans	$6,494	$5,209	$10,484
General allowance for loan losses	130,093	130,185	130,979

Total allowance for loan losses	$136,587	$135,394	$141,463

Year-to-date interest income on impaired loans recorded on the cash basis	$420	$274	$510

Year-to-date average recorded investment in impaired loans during the period	$56,948	$61,008	$33,095

Quarter-to-date interest income on impaired loans recorded on the cash basis	$146	$239	$253

Quarter-to-date average recorded investment in impaired loans during the period	$48,829	$54,777	$37,827

Note: Impaired loans do not include large groups of smaller balance homogeneous loans that are evaluated collectively for impairment (e.g., residential mortgages and consumer installment loans). The allowance for loan losses related to these loans is included in the allowance for loan losses applicable to other than impaired loans.

5.    Commitments

Various commitments to extend credit (lines of credit) are made in the normal course of banking business. Total unused lines of credit approximated $2,888,425,000, $3,055,291,000 and $2,803,080,000 at September 30, 2002, December 31, 2001 and

Mercantile Bankshares Corporation

September 30, 2001, respectively. In addition, letters of credit are issued for the benefit of customers by affiliated banks. Outstanding letters of credit were $232,921,000 at September 30, 2002, $197,546,000 at December 31, 2001 and $194,510,000 at September 30, 2001.

6.    Intangible Assets

The following table discloses the gross carrying amount and accumulated amortization of intangible assets subject to amortization at September 30, 2002 and December 31, 2001:

	September 30, 2002			December 31, 2001
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount

Deposit intangibles	$13,846	$(6,215)	$7,631	$13,846	$(4,899)	$8,947
Mortgage servicing rights	1,600	(1,243)	357	1,749	(1,406)	343
Other	50	(39)	11	50	(21)	29

Total	$15,496	$(7,497)	$7,999	$15,645	$(6,326)	$9,319

The aggregate amortization expense was $1,561,000 for the nine months ended September 30, 2002 and $2,082,000 for the year ended December 31, 2001. The estimated aggregate amortization expense for each of the next five years is: 2003 – $1,716,000; 2004 – $1,463,000; 2005 – $1,463,000; 2006 – $1,463,000; 2007 – $1,261,000.

7.    Comprehensive Income

The following table summarizes the related tax effect of unrealized gains (losses) on securities available-for-sale for the nine months ended September 30, 2002 and 2001. The net amount is included in accumulated other comprehensive income (loss) in the Statement of Changes in Consolidated Shareholders’ Equity on Page 5.

	For the 9 Months Ended September 30,
	2002			2001
(Dollars in thousands)	Pretax Amount	Tax (Expense) Benefit	Net Amount	Pretax Amount	Tax (Expense) Benefit	Net Amount

Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	$51,629	$(19,150)	$32,479	$47,224	$(18,309)	$28,915
Reclassification adjustment for (gains) losses included in net income	(846)	335	(511)	(3,135)	1,240	(1,895)

Total	$50,783	$(18,815)	$31,968	$44,089	$(17,069)	$27,020

8.    Capital Adequacy

Bankshares and its bank affiliates are subject to various regulatory capital requirements administered by the federal and state banking agencies. These requirements include maintaining certain capital ratios above minimum levels. These capital ratios include Tier I capital and Total risk-based capital as percents of net risk-weighted assets and Tier I capital as a percent of adjusted average total assets (leverage ratio). The minimum ratios for capital adequacy purposes are 4.00%, 8.00% and 4.00%, for the Tier I capital, Total capital and leverage ratios, respectively. To be categorized as well capitalized, a bank must maintain minimum ratios of 6.00%, 10.00% and 5.00%, for its Tier I capital, Total capital and leverage ratios, respectively. Management believes that, as of September 30, 2002, Bankshares and its bank affiliates exceeded all capital adequacy requirements to which they are subject.

Mercantile Bankshares Corporation

Capital ratios and the amounts used to calculate them are presented in the following table for Bankshares and Mercantile – Safe Deposit & Trust Company (MSD&T), the lead bank, as of September 30, 2002 and December 31, 2001.

	September 30, 2002		December 31, 2001
(Dollars in thousands)	Bankshares	MSD&T	Bankshares	MSD&T

Tier I capital	$1,161,179	$427,589	$1,092,262	$410,376
Total risk-based capital	1,257,027	469,684	1,185,518	451,926
Net risk-weighted assets	7,463,392	3,353,464	7,088,939	3,166,865
Adjusted average total assets	10,185,319	4,231,574	9,413,946	3,853,753

Tier I capital ratio	15.56%	12.75%	15.41%	12.96%
Total capital ratio	16.84%	14.01%	16.72%	14.27%
Leverage ratio	11.40%	10.10%	11.60%	10.65%

9.    Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that management relies on for decision making and performance assessment. Bankshares has three reportable segments – its nineteen Community Banks, the Banking Division of Mercantile – Safe Deposit & Trust Company (MSD&T) and the Trust Division of MSD&T.

The following tables present selected segment information for the nine months ended September 30, 2002 and 2001. The components in the “Other” column consist of amounts for the nonbank affiliates and intercompany eliminations. Certain expense amounts such as operations overhead have been reclassified from internal financial reporting in order to provide for full cost absorption. These reclassifications are shown in the “Adjustments” line. The amounts reported reflect the merger of The Sparks State Bank into MSD&T.

	For the 9 Months Ended September 30, 2002
(Dollars in thousands)	MSD&T Banking	MSD&T Trust	Total MSD&T	Community Banks	Other	Total

Net interest income	$109,942	$—	$109,942	$221,296	$(1,711)	$329,527
Provision for loan losses	(6,800)	—	(6,800)	(4,643)	—	(11,443)
Noninterest income	29,987	51,195	81,182	37,375	(11,527)	107,030
Noninterest expenses	(68,215)	(32,261)	(100,476)	(112,988)	10,706	(202,758)
Adjustments	12,720	(1,252)	11,468	(6,376)	(5,092)	—

Income (loss) before income taxes	77,634	17,682	95,316	134,664	(7,624)	222,356
Income tax (expense) benefit	(28,045)	(7,073)	(35,118)	(47,035)	1,532	(80,621)

Net income (loss)	$49,589	$10,609	$60,198	$87,629	$(6,092)	$141,735

Average assets			$4,101,243	$6,157,184	$(253,236)	$10,005,191
Average equity			435,080	774,514	42,913	1,252,507

	For the 9 Months Ended September 30, 2001
(Dollars in thousands)	MSD&T Banking	MSD&T Trust	Total MSD&T	Community Banks	Other	Total

Net interest income	$107,481	$—	$107,481	$206,368	$(372)	$313,477
Provision for loan losses	(4,853)	—	(4,853)	(4,377)	—	(9,230)
Noninterest income	27,851	51,703	79,554	34,442	(6,786)	107,210
Noninterest expenses	(62,863)	(29,983)	(92,846)	(105,961)	4,150	(194,657)
Adjustments	8,849	(1,381)	7,468	(14,118)	6,650	—

Income (loss) before income taxes	76,465	20,339	96,804	116,354	3,642	216,800
Income tax (expense) benefit	(27,741)	(8,136)	(35,877)	(43,048)	(814)	(79,739)

Net income (loss)	$48,724	$12,203	$60,927	$73,306	$2,828	$137,061

Average assets			$3,707,151	$5,586,602	$(167,130)	$9,126,623
Average equity			407,806	669,512	118,132	1,195,450

Mercantile Bankshares Corporation

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

The fair value of derivative instruments was $13,563,000 at September 30, 2002, recorded in other assets, and $14,625,000 at December 31, 2001, recorded in accrued expenses and other liabilities. For the nine months ended September 30, 2002, Bankshares recognized a net loss of $12,000, included in interest and fees on loans, which represented the ineffective portion of the fair-value hedge of fixed-rate loans made to borrowers. For the year ended December 31, 2001, Bankshares recognized a net loss of $28,000. The fair-value hedge of the nonrepayable fixed-rate debt was 100% effective for the reported periods.

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

The following table presents a reconciliation of reported net income and earnings per share to amounts adjusted to exclude goodwill amortization, net of tax:

	For the 9 Months Ended		For the 3 Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2002	2001	2002	2001

Net income
Reported	$141,735	$137,061	$48,615	$46,079
Add: goodwill amortization	—	6,834	—	2,089

Adjusted	$141,735	$143,895	$48,615	$48,168

Reported	$2.03	$1.93	$.70	$.66
Add: goodwill amortization	—	.10	—	.03

Adjusted	$2.03	$2.03	$.70	$.69

Diluted earnings per share
Reported	$2.02	$1.92	$.69	$.65
Add: goodwill amortization	—	.09	—	.03

Adjusted	$2.02	$2.01	$.69	$.68

Mercantile Bankshares Corporation

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MERCANTILE BANKSHARES CORPORATION

Consolidated Financial Results

Net income for the quarter ended September 30, 2002 was $48,615,000, a 5.5% increase from net income of $46,079,000 for the same period in 2001. For the quarter ended September 30, 2002, diluted net income per share was $.69, an increase of 6.2% over the $.65 reported for the third quarter last year. As a result of newly-adopted rules under Generally Accepted Accounting Principles, amortization of goodwill has been discontinued in 2002. Had the same rules been in effect in 2001, net income would have been $.03 per share higher for the quarter ended September 30, 2001. The higher growth in earnings per share was also attributable to a decline in adjusted weighted average shares outstanding from 70,863,000 for the quarter ended September 30, 2001, to 70,111,000 for the quarter ended September 30, 2002. The decline in shares primarily resulted from activity under the share repurchase program, which had remaining repurchase authorization for 2.4 million shares at September 30, 2002.

For the first nine months of 2002, net income was $141,735,000, an increase of 3.4% over the $137,061,000 reported for the comparable period in 2001. Diluted net income per share for the first three quarters of 2002 was $2.02, a 5.2% increase over the $1.92 reported for the same period last year. Excluding goodwill amortization, net income would have been $2.01 for the nine months ending September 30, 2001.

The return on average assets for the third quarter of 2002 was 1.87%, as compared with 2.06% for the third quarter of 2001. The return on average tangible equity was 16.45% and the ratio of average tangible equity to average tangible assets was 11.49% for the third quarter of 2002. For the third quarter 2001, the return on average tangible equity was 17.54% and the ratio of average tangible equity to average tangible assets was 11.88%.

Net Interest Income and Net Interest Margin

Net interest income for the quarter ended September 30, 2002 increased 7.0% to $111,914,000 from $104,599,000 for the third quarter last year. This represented the best quarterly performance over the prior year since the first quarter 2001, when the Federal Reserve began lowering short-term interest rates. The current quarter reflected a 1.3% growth over the $110,425,000 reported for the prior quarter this year. The growth in net interest income was attributable to the growth in average earning assets, particularly investment securities. Average earning assets grew to $9,789,103,000, a 10.8% increase over the previous year's $8,837,624,000 quarterly average. The net interest margin at 4.60% for the third quarter 2002 was 17 basis points lower than the same quarter last year and 14 basis points lower than the prior quarter this year. The net interest margin was adversely affected by deposit growth that significantly exceeded loan demand. The excess was employed in lower yielding federal funds sold, which increased approximately $160,000,000 from the prior quarter, accounting for 10 of the 14 basis point decline in the net interest margin.

Net interest income for the first nine months of 2002 increased to $329,527,000 or 5.1% over the $313,477,000 for the same period last year. The growth in net interest income was attributable to a 9.7% growth in average earning assets, partially offset by a 22 basis point decline in the net interest margin from 4.90% to 4.68%. See the Analysis of Interest Rates and Interest Differentials on pages 17 and 18 and Rate/Volume Analysis on page 19 for further details.

	For the 9 Months Ended September 30, 2002 vs. 2001 Due to variances in			For the 3 Months Ended September 30, 2002 vs. 2001 Due to variances in
(Dollars in thousands)	Rates	Volumes	Total	Rates	Volumes	Total

Total interest income	$(97,452)	$40,339	$(57,113)	$(27,505)	$14,467	$(13,038)
Total interest expense	(86,372)	13,485	(72,887)	(25,618)	5,296	(20,322)

Net interest earned	$(11,080)	$26,854	$15,774	$(1,887)	$9,171	$7,284

Interest income for the quarter decreased $13,007,000 or 8.1% to $148,037,000. For the first nine months of 2002, interest income decreased $56,837,000 or 11.4% to $441,122,000. On a tax-equivalent basis, interest income for the first nine months

Mercantile Bankshares Corporation

of 2002 decreased $57,113,000. This decline is attributable to the Federal Reserve's 475 basis point reduction in short-term interest rates last year. Reflective of the Federal Reserve’s actions, the tax-equivalent yield on the loan portfolio declined 120 basis points from 7.83% last year to 6.63% in the current quarter and 153 basis points from 8.29% to 6.76% for the first three quarters of 2001 and 2002, respectively. Similarly, the tax-equivalent yield on the investment portfolio declined 75 basis points to 4.76% from 5.51% in the third quarter last year and 88 basis points from 5.78% to 4.90% for the first three quarters 2001 and 2002, respectively. The increase in interest income related to changes in volume is primarily attributable to the investment portfolio, which grew over the prior year by 32.8% and 35.1% for the quarter and nine months, respectively. In contrast, average loans grew by 3.9% and 3.3% for the three and nine months ended September 30, 2002 compared to the same periods last year.

Interest expense for the quarter ended September 30, 2002 decreased $20,322,000 or 36.0% to $36,123,000. For the first nine months of 2002, interest expense decreased $72,887,000 or 39.5% to $111,595,000. Although interest rates have generally stabilized since the fourth quarter 2001, the repricing upon maturity of longer duration certificates of deposit has continued to reduce interest expense. The average rate paid on time deposits $100,000 and over during the third quarter 2002 was 3.10%, a decline of 222 basis points from the prior year. For the nine month period, the average rate paid declined 244 basis points to 3.31%. Other time deposits, primarily consumer certificates of deposit, declined 188 basis points and 193 basis points to an average rate paid of 3.39% and 3.65% for the three and nine months ended September 30, 2002, as compared to the same periods last year. Overall, the average rate paid on interest-bearing deposits declined 153 basis points and 171 basis points for the three and nine months ended September 30, 2002 when compared to the prior year. The average rate paid on short-term borrowings declined 168 basis points for the three months ended and 253 basis points for the nine months ended September 30, 2002, respectively. The increase in interest expense due to increased volume for both the quarter and nine months is attributable to the growth in long-term debt, short-term borrowings, savings and money market deposits. Average money market balances increased 32.6% compared to the third quarter 2001, and 30.8% for the nine month period. Comparing this quarter of 2002 with 2001, checking plus interest and savings account balances grew 13.8% and 15.2%, respectively, and the growth was 12.5% and 12.2% for the comparable nine month period.

Noninterest Income

	For the 9 Months Ended September 30, 2002 vs. 2001		For the 3 Months Ended September 30, 2002 vs. 2001
Noninterest Income (Dollars in thousands)	Increase/(Decrease) Amount	%	Increase/(Decrease) Amount	%

Investment and wealth management	$(367)	(.7)	$(63)	(.4)
Service charges on deposit accounts	2,704	13.2	815	11.4
Mortgage banking related fees	(572)	(7.2)	(800)	(25.8)
Investments securities gains and (losses)	(2,289)	(73.0)	(1,799)	(112.7)
Other income	344	1.4	(504)	(5.8)

Total noninterest income	$(180)	(.2)	$(2,351)	(6.2)

Noninterest income decreased 6.2% to $35,386,000 for the third quarter 2002 versus the comparable period in 2001. Included in noninterest income was a $203,000 loss in third quarter 2002 and a $1,596,000 gain in third quarter 2001 from the sale of investment securities. Excluding the securities gains and losses realized in the third quarter of 2002 and 2001, noninterest income declined 1.5%. Investment and wealth management revenues remained relatively unchanged for the quarter ended September 30, 2002. Mortgage banking revenues decreased 25.8% to $2,306,000 due to lower volumes in commercial mortgage loan originations and outsourcing of the retail origination business. This quarter also reflects earnings of $378,000 from the bank-owned life insurance program (BOLI) initiated through two $25,000,000 investments in July and August. The other income component of noninterest income for the third quarter of 2002 reflects write-downs of investments in third-party private equity funds of $1,456,000. See the Analysis of Financial Condition section for additional commentary. For the

Mercantile Bankshares Corporation

first nine months, excluding investment securities gains, noninterest income increased $2,109,000, or 2.0%. Increased commercial checking and account analysis fees and the BOLI income account for the increase.

Noninterest Expenses

	For the 9 Months Ended September 30, 2002 vs. 2001		For the 3 Months Ended September 30, 2002 vs. 2001
Noninterest Expenses (Dollars in thousands)	Increase/(Decrease) Amount	%	Increase/(Decrease) Amount	%

Salaries	$5,892	6.4	$1,177	3.8
Employee benefits	2,783	12.5	1,319	18.4
Stock-based compensation expense	1,350	382.4	(8)	(4.3)
Net occupancy expense of bank premises	1,717	16.4	519	13.9
Furniture and equipment expenses	562	3.2	251	4.4
Communications and supplies	162	1.6	72	2.2
Other expenses	2,574	7.0	854	6.4

Noninterest expenses before goodwill amortization	15,040	8.0	4,184	6.5
Goodwill amortization	(6,939)	(100.0)	(2,134)	(100.0)

Total noninterest expenses	$8,101	4.2	$2,050	3.1

Noninterest expenses for the quarter ended September 30, 2002, increased 3.1% to $68,637,000 from $66,587,000 for the third quarter of 2001. Excluding goodwill amortization, noninterest expenses were $64,453,000 for the third quarter of 2001. Excluding goodwill amortization, noninterest expenses for the third quarter 2002 increased by 6.5% over the third quarter 2001. Excluding $1,700,000 in severance expenses related to investment and wealth management reorganization, recorded in the second quarter of 2002, noninterest expenses this quarter increased $2,407,000 compared to the prior quarter. Other expenses provided the largest increase and included increases in professional fees, charitable contribution expense, and merchant card processing fees. Retiree medical insurance premiums also increased from last quarter. The principal contributor to the year over year increase in expenses was a $1.3 million or 18.4% increase in employee benefits, primarily due to increases in pension expense and medical costs related to retiree insurance premiums. Net occupancy expense increased $519,000 or 13.9% to $4,245,000 for the current quarter from the quarter ending September 2001 due to growth in rent and utility costs. Other noninterest expense increases are a result of higher professional fees and a charitable contribution of appreciated equity securities with a cost of $177,000. The gifting of these securities lowered the effective tax rate for the quarter.

Noninterest expenses for the first nine months of 2002 increased $15,040,000, or 8.0%, after excluding the amortization of goodwill in 2001. The increase in expenses was attributable in part, to salaries and benefits related to severance expenses for the investment and wealth management reorganization, as discussed in the previous quarter. Also impacting this period was increased incentive compensation expenses and increased stock compensation related to stock options and restricted stock awards. The prior year’s credit was due to directors’ deferred compensation, which fluctuates based on the market price of Mercantile’s stock. Additionally, the increase in occupancy expense is a function of increases in rental payments, repair and maintenance expenses associated with improvements at some branch locations and insurance costs. Mercantile continued to expand its internal use of its headquarters building causing a reduction in outside tenants in that building.

The efficiency ratio, a key measure of expense management, was 46.10% for year to date 2002 versus 44.49% for the comparable period in 2001.

Mercantile Bankshares Corporation

Analysis of Financial Condition

At September 30, 2002, total assets increased 11.8% to $10,582,874,000 compared to $9,468,004,000 one year earlier. Compared to the year ended December 31, 2001 at $9,928,786,000, total assets increased 6.6%. Investment securities increased 28.0% to $2,464,395,000 compared to $1,925,284,000 at September 30, 2001. Total loans increased 4.4% to $7,200,790,000 at September 30, 2002, compared to $6,900,139,000 at September 30, 2001. The mix of the loan portfolio is relatively consistent, except for the expected decline in leases in the portfolio from 2.3% of outstandings at September 2001 to 2.2% at December 2001 to 1.7% currently.

Included in other assets is the investment in third-party equity investments of $5,205,000 at September 30, 2002. The total commitment to these investments is $23,000,000, of which $9,605,000 has been advanced. These investments are carried at the lower of cost or fair value. Also included in other assets this quarter is the BOLI at cash surrender value of $50,378,000 funded in July and August of this quarter. The BOLI investment was made to partially fund increasing costs of employee benefits.

Total deposits at September 30, 2002, were $8,045,497,000 an increase of 11.0% from $7,247,724,000 at the end of the third quarter 2001, and an 8.0% increase from the end of last year. Interest-bearing deposits were $6,004,976,000, an increase of 10.0% from September 30, 2001, and a 7.9% increase from the end of 2001. Interest-bearing deposits were 74.6% of total deposits at September 30, 2002, which represented a decrease from the 75.3% at September 30, 2001 and remained relatively unchanged from 74.7% at the end of last year. Noninterest-bearing deposits increased as a percentage of total deposits. Noninterest-bearing deposits were 24.7% of deposits at September 2001, 25.3% at the end of 2001 and 25.4% for the current quarter. Noninterest-bearing deposits increased 14.0% to $2,040,521,000 as of September 30, 2002, compared to $1,789,489,000 at September 30, 2001, and increased 8.3% compared to $1,883,878,000 at December 31, 2001.

Shareholders’ equity at September 30, 2002, was $1,330,421,000, an increase of 8.7% from $1,224,144,000 at September 30, 2001 and an increase of 8.1% from $1,230,206,000 at December 31, 2001. The Corporation, having repurchased 504,500 shares year to date, still has prior authorizations enabling it to repurchase up to 2.4 million shares. For more details see the Statement of Changes in Consolidated Shareholders’ Equity on page 5.

Asset Quality

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, renegotiated loans and other real estate owned (ie., real estate acquired in foreclosure or in lieu of foreclosure). With respect to nonaccrual loans, Bankshares’ policy is that, regardless of the value of the underlying collateral and/or guarantees, no interest is accrued on the entire balance once either principal or interest payments on any loan become 90 days past due at the end of a calendar quarter. All accrued and uncollected interest on such loans is eliminated from the income statement and is recognized only as collected. A loan may be put on nonaccrual status sooner than this standard if, in management’s judgement, such action is warranted.

During the three months ended September 30, 2002, nonperforming assets declined $5,701,000 to $39,640,000. Nonperforming loans, one of the components of nonperforming assets, decreased $5,761,000 while other real estate owned, the other component increased $60,000. The decrease in nonperforming loans is a result of successful efforts in collection and sale of collateral. Nonperforming assets as a percent of period-end loans and other real estate owned was .55% at September 30, 2002, .64% at June 30, 2002 and .50% at September 30, 2001, respectively. The current decline resulted from actions taken to address credit quality issues, particularly in the leasing business. The leasing company’s portfolio accounted for $8,114,000 or 20.5% of nonperforming loans at September 30, 2002, as compared to 2.3% of the outstanding portfolio of loans and leases. At June 30, 2002, nonperforming assets in the leasing portfolio were $10,073,000 or 22.2% of nonperforming loans. As a result of credit quality concerns about the leasing portfolio, management previously announced it was narrowing the focus of the leasing business and discontinuing certain activities. These concerns are reflected in the increased allocation to leasing of the allowance for loan losses, reflected in the 2001 Form 10-K. Excluding the leasing portfolio, nonperforming loans are .44% of period-end loans.

Mercantile Bankshares Corporation

The level of “monitored” loans, or loans with characteristics suggesting that they could be classified as nonperforming in the near future, also improved during the quarter. At September 30, 2002, monitored loans were $1,940,000 compared to $7,885,000 at June 30, 2002. One monitored loan of $3,861,000 at June 2002, was moved to nonaccrual/impaired status at September 30, 2002 and a valuation reserve of $2,894,000 was established.

The level of impaired loans improved during the quarter. Impaired loans are also given nonaccrual or nonperforming status. Impaired loans at September 30, 2002 reflected a net decrease of $17,407,000 to $36,935,000, from $54,342,000 at December 31, 2001. This is largely the result of gross charge-offs of $18,673,000 this year. At December 31, 2001, 88.3% of the total impaired loans had a valuation allowance, while 47.3% did at June 30, 2002. At September 30, 2002 the percentage has declined to 39.7%. The decline in the ratio at December 31, 2001 to September 30, 2002 was also due to charge-offs. The decline in the portion of loans with a valuation allowance in this quarter is a result of a charge-off taken and a sale of collateral. The loan involved was previously shown as impaired with a valuation allowance and the current balance is now less than the collateral proceeds to be received. Therefore, while the remaining portion of this loan is still nonaccrual and included in impaired, there is no valuation allowance assigned.

The table below presents a comparison of nonperforming assets at September 30 and June 30, 2002 and at the end of December 2001.

Nonperforming Assets (Dollars in thousands)	September 30, 2002	June 30, 2002	December 31, 2001

Nonaccrual loans (1)
Commercial	$30,420	$35,764	$23,284
Construction	2,015	2,450	2,201
Residential real estate	2,325	2,648	2,251
Consumer	257	317	408
Lease financing	4,500	4,099	4,775

Total nonaccrual loans	39,517	45,278	32,919
Renegotiated loans (1)	—	—	—
Loans contractually past due 90 days or more and still accruing interest	—	—	—

Total nonperforming loans	39,517	45,278	32,919
Other real estate owned	123	63	181

Total nonperforming assets	$39,640	$45,341	$33,100

Nonperforming assets as a percent of period-end loans and other real estate owned	.55%	.64%	.48%

(1)
Aggregate gross interest income of $2,681,000, $2,285,000 and $3,737,000 for the first nine months of 2002, the first six months of 2002 and the year 2001, respectively, on nonaccrual and renegotiated loans, would have been recorded if these loans had been accruing on their original terms throughout the period or since origination if held for part of the period. The amount of interest income on the nonaccrual and renegotiated loans that was recorded totalled $536,000, $458,000 and $1,593,000 for the first nine months of 2002, the first six months of 2002 and the year 2001, respectively.

Note: The Corporation was monitoring loans estimated to aggregate $1,940,000 at September 30, 2002, $7,885,000 at June 30, 2002 and $15,940,000 at December 31, 2001, not classified as nonaccrual or renegotiated loans. These loans had characteristics which indicated they might result in such classification in the future.

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

The allowance for loan losses has been established through provisions for loan losses charged against income. The provision for loan losses for the third quarter of 2002 was $3,244,000, a 4.6% increase over $3,101,000 for the same period last year and 36.6% less than last quarter. The provision for the first nine months of 2002 was $11,443,000, an increase of 24.0% over

Mercantile Bankshares Corporation

last year’s provision of $9,230,000. Loans deemed uncollectible are charged against the allowance for loan losses and any subsequent recoveries are credited to the allowance. Intensive collection efforts continue after charge-off in order to maximize recovery amounts. Charge-offs were lower in this quarter than the prior year and prior quarter. However, on a year to date basis, charge-offs increased over the prior year. There were no charge-offs related to the leasing business this quarter, but 43.5% of the charge-offs in 2002 were related to the leasing business. Net charge-offs were $2,051,000 for the third quarter of 2002 compared to $5,703,000 for the same period in 2001. Net charge-offs for the first three quarters of 2002 were $16,319,000 compared to $6,839,000 last year. The allowance for loan losses as a percent of period-end loans was 1.90% at September 30, 2002 and 2.04% at the end of the third quarter last year.

The following table presents a summary of the activity in the Allowance for Loan Losses for the nine months and quarters ended September 30, 2002 and 2001:

	For the 9 Months Ended		For the 3 Months Ended
Allowance for Loan Losses (Dollars in thousands)	September 30,		September 30,
	2002	2001	2002	2001

Allowance balance — beginning	$141,463	$138,612	$135,394	$143,605
Charge-offs:
Commercial	(11,522)	(655)	(2,136)	(353)
Construction	—	—	—	—
Residential real estate	(117)	(71)	(7)	(1)
Consumer	(2,234)	(2,432)	(702)	(907)
Lease financing	(4,800)	(5,828)	—	(5,175)

Total	(18,673)	(8,986)	(2,845)	(6,436)

Recoveries:
Commercial	675	655	158	103
Construction	148	66	11	37
Residential real estate	77	85	19	30
Consumer	1,244	1,341	396	563
Lease financing	210	—	210	—

Total	2,354	2,147	794	733

Net charge-offs	(16,319)	(6,839)	(2,051)	(5,703)
Provision for loan losses	11,443	9,230	3,244	3,101

Allowance balance — ending	$136,587	$141,003	$136,587	$141,003

Average loans	$7,041,412	$6,816,978	$7,162,156	$6,890,076

Net charge-offs (annualized) as a percent of average loans	.31%	.13%	.11%	.33%

Period-end loans	$7,200,790	$6,900,139

Allowance for loan losses as a percent of period-end loans	1.90%	2.04%

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

Mercantile Bankshares Corporation

MERCANTILE BANKSHARES CORPORATION

ANALYSIS OF INTEREST RATES AND INTEREST DIFFERENTIALS

The following table presents the distribution of the average consolidated balance sheets, interest income/expense and annualized yields earned and rates paid through the first nine months of 2002 and 2001.
	For the 9 Months Ended September 30, 2002			For the 9 Months Ended September 30, 2001
(Dollars in thousands)	Average Balance	Income*/ Expense	Yield*/ Rate	Average Balance	Income*/ Expense	Yield*/ Rate

Earning assets
Loans:
Commercial	$4,256,364	$209,810	6.59%	$3,917,090	$243,750	8.32%
Construction	714,563	33,139	6.20	839,682	52,195	8.31
Residential real estate	1,074,334	59,239	7.37	1,061,458	63,665	8.02
Consumer	996,151	53,603	7.19	998,748	63,155	8.45

Total loans	7,041,412	355,791	6.76	6,816,978	422,765	8.29

Federal funds sold, et al	152,041	4,028	3.54	141,591	5,073	4.79
Securities:**
Taxable securities
U.S. Treasury securities	1,494,734	52,100	4.66	1,331,986	55,096	5.53
U.S. Agency securities	583,895	21,802	4.99	300,149	13,794	6.14
Other stocks and bonds	224,559	9,633	5.74	60,906	3,608	7.92
Tax-exempt securities
States and political subdivisions	38,888	2,364	8.13	40,603	2,492	8.21

Total securities	2,342,076	85,899	4.90	1,733,644	74,990	5.78

Interest-bearing deposits in other banks	358	11	4.21	368	14	5.12

Total earning assets	9,535,887	445,729	6.25	8,692,581	502,842	7.73

Cash and due from banks	224,488			213,652
Bank premises and equipment, net	101,275			103,304
Other assets	285,367			259,555
Less: allowance for loan losses	(141,826)			(142,469)

Total assets	$10,005,191			$9,126,623

Interest-bearing liabilities
Deposits:
Savings	$951,952	6,630.93		$848,242	10,448	1.65
Checking plus interest	855,101	2,234.35		759,916	4,423.78
Money market	1,065,126	10,913	1.37	814,008	17,554	2.88
Certificates of deposit $100,000 and over	1,057,250	26,147	3.31	1,153,200	49,631	5.75
Other time deposits	1,768,526	48,344	3.65	1,825,978	76,185	5.58

Total interest-bearing deposits	5,697,955	94,268	2.21	5,401,344	158,241	3.92
Short-term borrowings	852,070	9,074	1.42	739,080	21,816	3.95
Long-term debt	280,752	8,253	3.93	89,669	4,425	6.60

Total interest-bearing funds	6,830,777	111,595	2.18	6,230,093	184,482	3.96

Noninterest-bearing deposits	1,815,090			1,585,413
Other liabilities and accrued expenses	106,817			115,667

Total liabilities	8,752,684			7,931,173
Shareholders’ equity	1,252,507			1,195,450

Total liabilities and shareholders’ equity	$10,005,191			$9,126,623

Net interest income		$334,134			$318,360

Net interest rate spread			4.07%			3.77%
Effect of noninterest-bearing funds			.61			1.13

Net interest margin on earning assets			4.68%			4.90%

Taxable-equivalent adjustment included in:
Loan income		$3,571			$3,767
Investment securities income		1,036			1,116

Total		$4,607			$4,883

  * Presented on a tax-equivalent basis using the statutory federal corporate income tax rate of 35%.
** Balances reported at amortized cost; excludes pretax unrealized gains (losses) on securities available-for-sale.

Mercantile Bankshares Corporation

MERCANTILE BANKSHARES CORPORATION

ANALYSIS OF INTEREST RATES & INTEREST DIFFERENTIALS

The following table presents the distribution of the average consolidated balance sheets, interest income/expense and annualized yields earned and rates paid for the third quarters of 2002 and 2001.
	For the 3 Months Ended September 30, 2002			For the 3 Months Ended September 30, 2001
(Dollars in thousands)	Average Balance	Income*/ Expense	Yield*/ Rate	Average Balance	Income*/ Expense	Yield*/ Rate

Earning assets
Loans:
Commercial	$4,309,714	$70,450	6.49%	$3,985,579	$78,547	7.82%
Construction	769,238	11,702	6.04	849,489	16,162	7.55
Residential real estate	1,076,355	19,518	7.19	1,049,194	20,787	7.86
Consumer	1,006,849	17,954	7.07	1,005,814	20,566	8.11

Total loans	7,162,156	119,624	6.63	6,890,076	136,062	7.83

Federal funds sold, et al	240,313	1,369	2.26	150,013	1,607	4.25
Securities:**
Taxable securities
U.S. Treasury securities	1,462,968	16,602	4.50	1,304,455	17,647	5.37
U.S. Agency securities	663,388	8,093	4.84	392,234	5,339	5.40
Other stocks & bonds	221,417	3,136	5.62	59,355	1,149	7.68
Tax-exempt securities
States & political subdivisions	38,503	778	8.02	41,135	835	8.05

Total securities	2,386,276	28,609	4.76	1,797,179	24,970	5.51

Interest-bearing deposits in other banks	358	3	3.84	356	4	4.72

Total earning assets	9,789,103	149,605	6.06	8,837,624	162,643	7.30

Cash and due from banks	234,441			221,736
Bank premises and equipment	101,131			102,849
Other assets	316,554			260,892
Less: allowance for loan losses	(137,249)			(144,813)

Total assets	$10,303,980			$9,278,288

Interest-bearing liabilities
Deposits:
Savings	$983,806	2,228.90		$854,026	3,040	1.41
Checking plus interest	872,322	754.34		766,858	1,191.62
Money market	1,140,825	3,735	1.30	860,471	5,519	2.54
Certificates of deposit $100,000 and over	1,138,356	8,881	3.10	1,153,042	15,455	5.32
Other time deposits	1,763,253	15,061	3.39	1,814,301	24,098	5.27

Total interest-bearing deposits	5,898,562	30,659	2.06	5,448,698	49,303	3.59
Short-term borrowings	833,966	2,834	1.35	754,235	5,762	3.03
Long-term debt	275,677	2,630	3.78	84,200	1,380	6.50

Total interest-bearing funds	7,008,205	36,123	2.04	6,287,133	56,445	3.56

Noninterest-bearing deposits	1,917,680			1,670,375
Other liabilities and accrued expenses	103,074			125,362

Total liabilities	9,028,959			8,082,870
Shareholders’ equity	1,275,021			1,195,418

Total liabilities & shareholders’ equity	$10,303,980			$9,278,288

Net interest income		$113,482			$106,198

Net interest rate spread			4.02%			3.74%
Effect of noninterest-bearing funds			.58			1.03

Net interest margin on earning assets			4.60%			4.77%

Taxable-equivalent adjustment included in:
Loan income		$1,226			$1,227
Investment securities income		342			372

Total		$1,568			$1,599

  * Presented on a tax-equivalent basis using the statutory federal corporate income tax rate of 35%.
** Balances reported at amortized cost; excludes pretax unrealized gains (losses) on securities available-for-sale.

Mercantile Bankshares Corporation

MERCANTILE BANKSHARES CORPORATION

RATE/VOLUME ANALYSIS

A rate/volume analysis, which demonstrates changes in interest income and expense for significant assets and liabilities, appears below:

	For the 9 Months Ended September 30, 2002 vs. 2001 Due to variances in			For the 3 Months Ended September 30, 2002 vs. 2001 Due to variances in
(Dollars in thousands)	Rates	Volumes	Total	Rates	Volumes	Total

Interest earned on:
Loans:
Commercial (1)	$(55,052)	$21,112	$(33,940)	$(14,485)	$6,388	$(8,097)
Construction (2)	(11,279)	(7,777)	(19,056)	(2,933)	(1,527)	(4,460)
Residential real estate	(5,198)	772	(4,426)	(1,807)	538	(1,269)
Consumer	(9,388)	(164)	(9,552)	(2,633)	21	(2,612)

Total loans	(80,917)	13,943	(66,974)	(21,858)	5,420	(16,438)
Taxable securities (3)	(15,090)	26,127	11,037	(4,437)	8,133	3,696
Tax-exempt securities (3)	(23)	(105)	(128)	(4)	(53)	(57)
Federal funds sold, et al	(1,419)	374	(1,045)	(1,205)	967	(238)
Interest-bearing deposits in other banks	(3)	—	(3)	(1)	—	(1)

Total interest income	(97,452)	40,339	(57,113)	(27,505)	14,467	(13,038)

Interest paid on:
Savings deposits	(5,095)	1,277	(3,818)	(1,274)	462	(812)
Checking plus interest deposits	(2,743)	554	(2,189)	(601)	164	(437)
Money market accounts	(12,056)	5,415	(6,641)	(3,582)	1,798	(1,784)
Certificates of deposit $100,000 and over	(19,355)	(4,129)	(23,484)	(6,377)	(197)	(6,574)
Other time deposits	(25,444)	(2,397)	(27,841)	(8,359)	(678)	(9,037)
Short-term borrowings	(16,077)	3,335	(12,742)	(3,537)	609	(2,928)
Long-term debt	(5,602)	9,430	3,828	(1,888)	3,138	1,250

Total interest expense	(86,372)	13,485	(72,887)	(25,618)	5,296	(20,322)

Net interest earned	$(11,080)	$26,854	$15,774	$(1,887)	$9,171	$7,284

(1)
Year-to-date tax-equivalent adjustments of $2,728,000 and $3,134,000 for 2002 and 2001, respectively and quarter-to-date tax-equivalent adjustments of $907,000 and $998,000 for 2002 and 2001, respectively are included in the commercial loan rate variances.

(2)
Year-to-date tax-equivalent adjustments of $843,000 and $633,000 for 2002 and 2001, respectively and quarter-to-date tax-equivalent adjustments of $319,000 and $229,000 for 2002 and 2001, respectively are included in the construction loan rate variances.

(3)
Year-to-date tax-equivalent adjustments of $1,036,000 and $1,116,000 for 2002 and 2001, respectively and quarter-to-date tax-equivalent adjustments of $342,000 and $372,000 for 2002 and 2001, respectively are included in the investment securities rate variances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information responsive to this Item as of December 31, 2001 appears under the captions “Asset/Liability and Liquidity Management”, “Interest Rate Sensitivity Analysis” and “Earnings Simulation Model Projections” on pages 21-23 of the registrant‘s 2001 Annual Report to Shareholders, filed as Exhibit 13 to registrant‘s Annual Report on Form 10-K for the year ended December 31, 2001. There was no material change in such information as of September 30, 2002.

Item 4. Controls and Procedures

Within the ninety days prior to the filing of this report, the Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design

Mercantile Bankshares Corporation

and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors subsequent to the date of the evaluation that could significantly affect those controls.

PART II. OTHER INFORMATION
Item 5.    Other Information

The 2003 Annual Meeting of Stockholders of the registrant is expected to be held on April 30, 2003.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3 A (15).	Certificate of Correction effective July 3, 2002, concerning Articles of Amendment effective May 8, 1986.

3 A (16).	Certificate of Correction effective July 3, 2002, concerning Articles of Amendment effective April 26, 1990.

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

(b) Reports on Form 8-K
Form 8-K filed, dated July 19, 2002, Item 5.

Mercantile Bankshares Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCANTILE BANKSHARES CORPORATION
November 8, 2002	Principal Executive Officer

/s/ Edward J. Kelly, III
By: Edward J. Kelly, III President and Chief Executive Officer

November 8, 2002	Principal Financial Officer

/s/ Terry L. Troupe
By: Terry L. Troupe Chief Financial Officer

November 8, 2002	Chief Accounting Officer

/s/ Diana E. Nelson
By: Diana E. Nelson Controller and Chief Accounting Officer

Mercantile Bankshares Corporation

I, Edward J. Kelly, III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Mercantile Bankshares Corporation:

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a – 14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

/s/ EDWARD J. KELLY, III Edward J. Kelly, III President and Chief Executive Officer

Mercantile Bankshares Corporation

I, Terry L. Troupe, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Mercantile Bankshares Corporation:

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a – 14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

/s/ TERRY L. TROUPE Terry L. Troupe Chief Financial Officer and Treasurer

Mercantile Bankshares Corporation