Form 10-K
period 2002-12-31
MERCANTILE BANKSHARES CORP
filed 2003-03-26
CIK 64908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number: 0-5127

MERCANTILE BANKSHARES CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	52-0898572
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

Two Hopkins Plaza, P. O. Box 1477, Baltimore, Maryland 21203

(Address of principal executive offices)

Registrant’s telephone number, including area code (410) 237-5900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock ($2 par value)

(Title of class)

Stock Purchase Rights

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☒    No  ☐

At June 28, 2002, the last business day of registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of common stock held by non-affiliates of registrant (including fiduciary accounts administered by affiliates) was $2,862,403,093 based on the last sale price on the Nasdaq National Market on June 28, 2002.

As of February 28, 2003, 68,854,751 shares of common stock were outstanding.

Documents Incorporated by Reference: Parts I, II and IV – Portions of Registrant’s Annual Report to Stockholders for year ended December 31, 2002, as indicated, Part III – Definitive Proxy Statement of Registrant filed with the Securities and Exchange Commission under Regulation 14A.

PART I

ITEM 1. BUSINESS

General

Mercantile Bankshares Corporation was incorporated under the laws of Maryland on May 27, 1969. It is a financial holding company and a bank holding company registered under the Bank Holding Company Act of 1956. Mercantile Bankshares Corporation along with its consolidated subsidiaries is referred to in this report as “Bankshares”, “we” or “Registrant.”

Bankshares, with $10.79 billion in assets for the year ended December 31, 2002, is a regional multibank holding company with headquarters in Baltimore, Maryland. It is comprised of Mercantile-Safe Deposit and Trust Company (“MSD&T”) and 19 community banks (each an “Affiliated Bank” and together the “Affiliated Banks”) and a mortgage banking company. Sixteen banks are located in Maryland, three are in Virginia and one is in southern Delaware. Bankshares’ largest bank, MSD&T, represents approximately 40% of total assets and operates 22 offices in Maryland and one commercial office in Pennsylvania.

Nearly all Bankshares’ substantial trust operations and specialized corporate banking services are provided by MSD&T.

Bankshares places particular emphasis on long-term customer relationships by providing value-added services through its extensive affiliate bank network. Each community bank has its own name, management team and board of directors. Perhaps most importantly, each bank has strong historical ties to the families and businesses in the community it serves. Through its association with Bankshares, each bank is able to provide its customers with the sophisticated banking services and financial resources of a major banking organization.

Bankshares directly owns all of the outstanding stock of 20 Affiliated Banks and directly or indirectly owns all of the outstanding stock of certain other affiliates. For purposes of segment reporting, three operating components have been identified. They are (1) the banking division of the lead bank, MSD&T; (2) the Investment and Wealth Management Division of MSD&T; and (3) the 19 Affiliated Banks. The principal components of our banking and non-banking network are listed below.

Lead Bank and Affiliates

Mercantile-Safe Deposit and Trust Company	Baltimore, Maryland

Mercantile Mortgage Corporation

Hopkins Plaza Agency, Inc.

Mercantile Capital Advisors, Inc.

Hopkins Plaza Securities, Inc.

Mercantile/Cleveland, LLC

Boyd Watterson Asset Management LLC*

*	100% interest in Boyd Watterson was acquired on February 28th, 2003

MBC Agency, Inc.

Mercantile Life Insurance Company

MBC Realty

Community Banks

The Annapolis Banking and Trust Company	Annapolis, Maryland

Bank of Southern Maryland	LaPlata, Maryland

Calvert Bank and Trust Company	PrinceFrederick, Maryland

The Chestertown Bank of Maryland	Chestertown, Maryland

The Citizens National Bank	Laurel, Maryland

County Banking & Trust Company	Elkton, Maryland

The Fidelity Bank	Frostburg, Maryland

The First National Bank of St. Mary’s	Leonardtown, Maryland

The Forest Hill State Bank	Bel Air, Maryland

Fredericktown Bank & Trust Company	Frederick, Maryland

Peninsula Bank	Princess Anne, Maryland

The Peoples Bank of Maryland	Denton, Maryland

Potomac Valley Bank	Gaithersburg, Maryland

St. Michaels Bank	St. Michaels, Maryland

Westminster Union Bank	Westminster, Maryland

Baltimore Trust Company	Selbyville, Delaware

Farmers & Merchants Bank – Eastern Shore	Onley, Virginia

The National Bank of Fredericksburg	Fredericksburg, Virginia

Marshall National Bank and Trust Company	Marshall, Virginia

For certain financial, personnel and office location information concerning the companies listed above, see pages 60 to 66 of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2002, which information is incorporated by reference herein.

For segment reporting information, see the following portions of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2002, which information is incorporated by reference herein: Note 15 of Notes to Financial Statements on page 49 of the Annual Report, and information under the caption “Segment Reporting” on page 9 of the Annual Report.

Recent Developments

On March 13, 2003, Bankshares and F&M Bancorp announced a definitive merger agreement pursuant to which Bankshares will acquire F&M for a combination of stock and cash, in a transaction valued at approximately $500 million as of the date of the announcement of the transaction. F&M Bankcorp is a bank holding company for Farmers and Mechanics Bank with 54 offices in Maryland. It is anticipated that the transaction will be completed by year-end 2003, pending regulatory approvals and the approval of shareholders of F&M Bankcorp. F&M will become a member of Mercantile’s existing affiliate network with parts of the business being combined with affiliates that are closest geographically to F&M’s customers. We anticipate that the bulk of F&M, however, will be combined with a Mercantile affiliate to create a Frederick-based bank. For more information please see Footnote 22 to the financial statements.

Bankshares periodically reviews and considers possible acquisitions of banks and other entities performing related activities and discusses such possible acquisitions with managements of the subject companies, and such acquisitions, which may be material, may be made from time to time. Acquisitions are normally subject to regulatory approval.

CONSUMER BANKING SERVICES

Personal Banking

Each Affiliated Bank offers numerous services to meet the checking, savings, investment and credit needs of the individuals in its community. Personal banking services include Individual Retirement Accounts, certificates of deposit and various checking and savings plans, including an indexed money market account. The banks offer home equity loans and lines of credit, as well as installment loans, to meet a variety of borrowing needs.

The affiliate network provides customers with no-fee access to 163 ATMs, and customers can perform many routine transactions at any of the 185 affiliate banking offices. For added convenience, substantially all Bankshares affiliates provide customers with toll-free telephone access to a centralized Customer Service Center and a voice-response account information system. In May, Bankshares introduced BANKING TWENTY-FOUR Online®, enabling customers to access their personal accounts online to verify account balances, track recent account activity and perform selected transactions. In October, online banking was enhanced with bill payment capabilities.

Home Mortgages

Residential mortgages are provided through Mercantile Mortgage LLC, a joint venture between Mercantile Mortgage Corporation (“Mercantile Mortgage”), a subsidiary of MSD&T, and Wells Fargo Ventures LLC. A wide variety of competitively priced fixed- and variable-rate products are available, including jumbo loans. Residential mortgage loans also are available through the affiliate banks.

COMMERCIAL BANKING SERVICES

Lending

General Commercial Lending

With their local knowledge and focus, our community banks are well-suited to meet the traditional credit needs of businesses in their market areas. Each bank works closely with customers to extend credit for general business purposes, such as working capital, plant expansion or equipment purchases, and for financing industrial and commercial real estate. Where appropriate, the Affiliated Banks are adept at employing government guarantee programs, such as those available from the Small Business Administration.

In addition to supplying credit to the businesses in its own market area, MSD&T works in collaboration with other affiliates when their customers’ credit needs exceed the affiliate bank’s lending limit or when there is a more specialized commercial banking need.

Applying its experience in delivering services through community banks, Bankshares continues to offer an array of banking services to non-affiliated banks. The primary focus is to provide these non-affiliated banks with greater lending capacity, enabling them to enhance the service they provide to their local customers.

Specialized Lending

When local commercial customers do not qualify for traditional financing, the Asset-Based Lending Group at MSD&T can help them convert the value of their accounts receivable, inventory and equipment into cash for operations. MSD&T lenders also work with the affiliate banks to arrange more sophisticated financing in the areas of acquisitions and management buyouts.

Real Estate Lending

The Real Estate Group at MSD&T provides land acquisition and development, construction and interim financing to commercial real estate investors and developers.

Mercantile Mortgage makes loans for land acquisition, development and construction of single family and multifamily housing.

Mercantile Mortgage also provides permanent financing for multifamily projects as one of the nation’s few Fannie Mae Delegated Underwriting and Servicing lenders. Permanent financing for multifamily projects and long-term, nonrecourse financing for commercial real estate are provided through Columbia National Real Estate Finance LLC, a subsidiary of Mercantile Mortgage. Columbia National is a Freddie Mac Program Plus Seller Servicer. It has correspondent relationships with approximately 12 life insurance companies and services a loan portfolio in excess of $5.2 billion.

Cash Management

Centered at MSD&T, Cash Management Services help business customers of all affiliate banks collect, transfer and invest their cash. Nonprofit institutions such as unions, charities and philanthropic organizations also find Cash Management services useful.

Early this year, the affiliate banks began offering a BANKING TWENTY-FOURSM Business Check Card, enabling businesses more conveniently to make and monitor business-related purchases and ATM transactions.

INVESTMENT AND WEALTH MANAGEMENT SERVICES

Bankshares offers investment and wealth management services through MSD&T and continues building on a nearly 140-year tradition of providing premier investment and wealth management services to private individuals, family groups and institutions. During the past year, Bankshares has invested significantly in investment and wealth management activities which management believes will help to grow the business and bring the highest quality of professionalism and uncompromising service to its clients.

Today, Bankshares provides a range of wealth management services from an open architecture platform that includes proprietary investment management and access to carefully selected outside managers. Bankshares offers clients a comprehensive approach to equity and bond investments complemented by structured alternative investments. Bankshares’ proprietary investment platform includes both separate account management and top-rated mutual funds. Investment and wealth management services are available throughout the affiliate network including: Cleveland-based Boyd Watterson Asset Management LLC (“Boyd Watterson”) which we recently acquired. Boyd Watterson has an extensive Midwest client base and is the largest independent investment manager in Cleveland. We have also recently announced an agreement to acquire Baltimore-based Peremel & Company, Inc. (“Peremel”). Peremel will functionally complement Bankshares’ strategic investments and fill an important niche by offering brokerage capabilities and account services. We expect to close the Peremel transaction within the next several months. Including these new affiliates, Bankshares has $20 billion of discretionary assets under management and $40 billion in assets under administration.

Private Wealth Management

When managing a client’s assets as part of an investment management or trustee relationship, Bankshares focuses on consistent investment performance and an asset allocation that is individually designed to meet each client’s risk/return parameters and investment objectives. Professional investors, working in partnership with our clients, provide access to the Mercantile Funds, separately managed accounts, nonproprietary mutual funds and a variety of alternative investments. Clients will have access to full-service brokerage capabilities through Peremel when we complete that transaction. MSD&T provides a wide range of sophisticated fiduciary and client administrative services, including trust administration, protection and continuity of trust structures, estate settlement, estate advice and planning, tax advice and planning and charitable giving programs. MSD&T also acts in a custodial capacity for its clients, providing safekeeping of assets, transaction execution, income collection, preparation of tax returns and record keeping.

Family Office

Designed to service the unique needs of families with substantial means, MSD&T Family Office team works with more than 50 families whose total assets exceed $4 billion. The Family Office is comprised of leading professionals including CFAs, CFPs and lawyers. The group integrates the full range of services required to seamlessly manage its clients’ complex, multigenerational financial circumstances. MSD&T offers a family governance program in addition to the normal services associated with Family Offices, such as investment management, trust structuring and administration, tax planning, estate planning, closely held business planning, credit, and charitable giving and administration. The team of specialists within Family Office also provides expert guidance in sophisticated, nontraditional investment strategies, such as private equity, real estate and hedge fund investing.

Private Banking

The Private Banking Group provides one point of contact for its clients’ deposit and credit needs, ensuring that these services are delivered within an overall asset management plan. Private bankers can coordinate cash flows, arrange investment of short- and long-term funds and structure credit arrangements to meet short- to long-term plans.

Institutional Asset Management

Bankshares, through its Affiliated Banks and Boyd Watterson, works to provide businesses and eleemosynary organizations with sophisticated investment management and administrative services for their employee retirement plans, profit sharing plans and endowments. Clients include state and local government entities, unions, charitable organizations and military institutions. For example, MSD&T is trustee for a group trust that focuses on commercial real estate investments for Taft-Hartley pension plans. MSD&T can also help nonprofit organizations, such as charitable and philanthropic groups, with annual giving and capital campaigns, pooled income funds, gift annuities and charitable remainder trusts.

Risk Management and Reporting

MSD&T employs a disciplined investment process and advanced technology to provide clients with high quality risk management and comprehensive reporting. Performance analytic tools employ sophisticated statistical modeling to assess risk and adherence to investment guidelines. Through a strategic alliance with Bloomberg, we deliver daily performance analytics and reporting to clients via the Web. Digital certificates installed on client computers ensure the highest level of data security. The Unitized Fund Accounting System (UFACS) enables endowment and institutional clients to efficiently manage multiple donor or restricted funds via the Internet.

Other Non-Banking Affiliates

Hopkins Plaza Agency, Inc. acts as agent in the sale of fixed rate annuities and plans to offer variable rate annuities with Hopkins Plaza Securities, Inc.

Hopkins Plaza Securities, Inc., a broker-dealer that facilitates purchases of shares of the Mercantile family of funds and other non-proprietary mutual funds to bank customers, has applied to federal and state regulators to offer investments in variable rate annuities, 529 plans, equities, equity options, municipal securities, corporate debt, fixed income securities and private placements.

MBC Agency, Inc., provides as agent, under group policies, credit life insurance in connection with extensions of credit by Affiliated Banks. Mercantile Life Insurance Company reinsures the insurance provided by MBC Agency, Inc.

Statistical Information

The statistical information required in this Item 1 is incorporated by reference to the information appearing in Registrant’s Annual Report to Stockholders for the year ended December 31, 2002, as follows:

Disclosure Required by Guide 3		Reference to 2002 Annual Report

(I)	Distribution of Assets, Liabilities and Stockholder Equity; Interest Rates andInterest Differentials	Analysis of Interest Rates and Interest Differentials (page 10)

Rate/Volume Analysis (page 12)

Non-performing Assets (pages 21-23)

(II)	Investment Portfolio	Bond Investment Portfolio (page 16)

Notes to Financial Statement, Note 2 – Investment Securities (page 38)

(III)	Loan Portfolio	Year-End Loan Data (page 58)

Loan Maturity Schedule (page 25)

Risk Management (pages 24-27)

Non-performing Assets (pages 21 to 23)

(IV)	Summary of Loan Loss Experience	Allowance for Loan Losses (pages 19-21) and Credit Risk Analysis (page19)

Allocation of Allowance for Loan Losses (page 20)

(V)	Deposits	Analysis of Interest Rates and Interest Differentials (page 10)

Notes to Financial Statements, Note 5 – Deposits (page 40)

(VI)	Return on Equity and Assets	Return on Equity and Assets (page 57)

(VII)	Short-Term Borrowings	Notes to Financial Statements, Note 6 (page 41)

Employees

At December 31, 2002, Bankshares and its affiliates had approximately 843 officers and 2,042 other employees. Of these, MSD&T employed 453 officers and 626 other employees and the Community Banks had 387 officers and 1,395 other employees.

Competition

The banking business, in all of its phases, is highly competitive. Within their service areas, MSD&T and the 19 community banks compete with commercial banks (including local banks and branches or affiliates of other larger banks), savings and loan associations and credit unions for loans and deposits, and with insurance companies and other financial institutions for various types of loans. There is also competition for commercial and retail banking business from banks and financial institutions located outside our service areas. Interstate banking is now an established part of the competitive environment.

Bankshares is a financial holding company and is the largest independent bank holding company headquartered in Maryland. MSD&T is the eighth largest commercial bank in the state. During 2002, Bankshares also competed with Maryland-based bank subsidiaries of the third, fifth, tenth and fourteenth largest bank holding companies in the United States as well as banking subsidiaries of other non-Maryland bank holding companies. Measured in terms of assets under investment supervision, MSD&T believes it is one of the largest trust institutions in the southeastern United States. MSD&T and its subsidiaries (i.e., Boyd Watterson & Mercantile Capital Advisers, Inc.) competes for various classes of fiduciary and investment advisory business with other banks and trust companies, insurance companies, investment counseling firms, mutual funds and others.

Mercantile Mortgage is one of many competitors in its area of activity. MBC Agency, Inc. is limited to providing life, health and accident insurance in connection with credit extended by the Affiliated Banks. Hopkins Plaza Agency, Inc. commenced business in 1996 and is a small competitor in its area.

The 19 community banks ranged in asset size from $48 million to $818 million, at December 31, 2002. They face competition in their own local service areas as well as from the larger competitors mentioned above.

Supervision and Regulation

Bankshares

Bankshares, as a registered bank holding company, is subject to regulation and examination by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and is required to file with the Board of Governors quarterly and annual reports and such additional information as the Board of Governors may require pursuant to the BHC Act. The BHC Act and Regulations promulgated thereunder require prior approval of the Board of Governors of the Federal Reserve System of the acquisition by Bankshares of more than 5% of any class of the voting shares of any additional bank.

The Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) was adopted on November 12, 1999 and amended several of the federal banking laws, including the BHC Act and the Banking Act of 1933 (generally known as “Glass-Steagall”), that affect Bankshares and its subsidiaries. Prior to the adoption of the GLB Act, banks were generally prohibited from acquiring direct or indirect ownership or control of more than 5% of any class of the voting shares of any company which was not a bank or bank holding company and from engaging in any business other than that of banking or of managing or controlling banks or of furnishing services to, or performing services for, its Affiliated Banks. Activities of bank holding companies and their subsidiaries were restricted to banking, the business of managing and controlling banks, and other activities that the Board of Governors of the Federal Reserve System had determined were so closely related to banking or managing or controlling banks as to be a proper incident thereto. Bankshares also was subject to certain restrictions with respect to engaging in the securities and insurance business.

The enactment of the GLB Act represents the culmination of years of effort to repeal the provisions in Glass-Steagall and restrictions in the BHC Act that, respectively, limited affiliations among, and overlapping business activities in, the banking, securities and insurance industries. With the adoption of the GLB Act, a bank holding company that makes an election, and is permitted, to become a “financial holding company” may, within a holding company system, (a) engage in banking, managing or controlling banks; (b) perform certain servicing activities for subsidiaries; and (c) engage in any activity, or acquire and retain the shares of any company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity, as determined by the Federal Reserve Board in consultation with the Secretary of the Treasury or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally, as determined by the Federal Reserve Board. Activities that are “financial in nature” include activities specified in the GLB Act and those activities that the Federal Reserve Board had determined, by order or regulation in effect prior to enactment of the GLB Act, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Thus, a financial holding company may engage in a full range of banking, securities and insurance activities, including securities and insurance underwriting, as well as, with certain restrictions, merchant banking activities. The election is only available to bank holding companies whose bank and thrift subsidiaries are well capitalized, well managed, and have satisfactory Community Reinvestment Act ratings. With exceptions for insurance underwriting, merchant banking and real estate investment and development, the GLB Act also permits comparable expansion of national bank activities by banks meeting similar criteria, together with certain additional firewall and other requirements, through “financial subsidiaries” of national banks. Similarly, as a matter of Federal law, but still subject to State law, the GLB Act greatly expands the potential financial activities of subsidiaries of State banks. Bankshares filed an election and on December 20, 2002, became a financial holding company.

The GLB Act is also intended to ensure that banking activities are regulated by bank regulators, securities activities are regulated by securities law regulators, and insurance activities are regulated by insurance regulators. In other words, it is intended to incorporate a system of functional regulation, although it retains the role of the Federal Reserve Board as the umbrella supervisor for holding companies. Consequently, various securities activities of Bankshares are now subject to regulation by the Securities and Exchange Commission (“SEC”). Certain affiliates and functions of such affiliates will be subject to regulation by the SEC.

As a result of the functional regulation goal of the GLB Act, Bankshares has moved those securities activities that have now become subject to SEC regulation into separate securities subsidiaries or affiliates. For example, in 2001 MSD&T formed two new subsidiaries to engage in securities activities: Mercantile Capital Advisors, Inc., a registered investment adviser that advises the Mercantile family of mutual funds and certain other institutional accounts; and

Hopkins Plaza Securities, Inc. a registered broker-dealer that facilitates the purchase of shares of mutual funds by bank customers and may engage in certain other potential activities.

The GLB Act also implements a number of requirements designed to protect the privacy of customer information. A financial institution must inform its customers at the outset of the customer relationship, and at least annually thereafter, of the institution’s privacy policies and procedures with respect to the customer’s nonpublic personal financial information. With certain exceptions, an institution may not provide any personal information to unaffiliated third parties unless the customer has been informed that such information may be so provided and the customer has been given the opportunity to opt out. Furthermore, the GLB Act limits a financial institution’s use of a customer’s account information for marketing purposes and imposes criminal penalties for the use of fraudulent or deceptive means to obtain personal customer financial information. The GLB Act permits states to adopt more rigorous laws with respect to customer information.

The USA PATRIOT ACT. Congress adopted the USA PATRIOT ACT (the “Patriot Act”) on October 26, 2001 in response to the terrorist attacks that occurred on September 11, 2001. Under the Patriot Act, banks are required to maintain and prepare additional records and reports that are designed to assist the government’s efforts to combat terrorism. The Patriot Act includes sweeping anti-money laundering and financial transparency laws and required additional regulations, including, among other things, standards for verifying client identification when opening an account and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Other Significant Regulatory Concerns. It is Federal Reserve Policy that a bank holding company should serve as a source of financial and managerial strength for and commit resources to support each of its subsidiary banks even in circumstances in which it might not do so (or may not legally be required or financially able to do so) absent such a policy.

Changes in control of Bankshares and its Affiliated Banks are regulated under the BHC Act, the Change in Bank Control Act of 1978 and various state laws.

Further, the BHC Act and the Board’s Regulations limit the ability of bank subsidiaries of bank holding companies to engage in certain tie-in arrangements with bank holding companies and their non-bank subsidiaries in connection with any extension of credit or provision of any property or services, subject to various exceptions.

Affiliated Banks

All Affiliated Banks, with the exception of The Citizens National Bank, Baltimore Trust Company, Farmers & Merchants Bank – Eastern Shore, The First National Bank of St. Mary’s, The National Bank of Fredericksburg and Marshall National Bank and Trust Company are Maryland banks, subject to the banking laws of Maryland and to regulation by the Commissioner of Financial Regulation of Maryland, who is required by statute to make at least one examination in each calendar year (or at 18-month intervals if the Commissioner determines that an examination is unnecessary in a particular calendar year). Their deposits are insured by, and they are subject to certain provisions of Federal law and regulations and examination by, the Federal Deposit Insurance Corporation.

In addition, The Annapolis Banking and Trust Company, The Forest Hill State Bank and St. Michaels Bank are members of the Federal Reserve System, and are thereby subject to regulation by the Board of Governors of that System.

The Citizens National Bank, The First National Bank of St. Mary’s, The National Bank of Fredericksburg and Marshall National Bank and Trust Company are national banks subject to regulation and regular examination by the Comptroller of the Currency in addition to regulation and examination by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, which insures their deposits.

Farmers & Merchants Bank – Eastern Shore is a Virginia bank, subject to the banking laws of Virginia and to regulation by its State Corporation Commission, which is required by statute to make at least one examination in every three-year period. Its deposits are insured by, and it is subject to certain provisions of Federal law and regulation and examination by, the Federal Deposit Insurance Corporation.

Baltimore Trust Company is a Delaware bank, subject to the banking laws of Delaware and to regulation by the Delaware State Bank Commissioner, who is required by statute to make periodic examinations. Its deposits are insured by, and it is subject to certain provisions of Federal law and regulation and examination by the Federal Deposit Insurance Corporation.

Bankshares and its affiliates are subject to the provisions of Section 23A of the Federal Reserve Act which limit the amount of loans or extensions of credit to, and investments in, Bankshares and its nonbanking affiliates by the Affiliated Banks, and Section 23B of the Federal Reserve Act which requires that transactions between the Affiliated Banks and Bankshares and its nonbanking affiliates be on terms and under circumstances that are substantially the same as with non-affiliates. Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, there are circumstances under which Affiliated Banks could be responsible to the Federal Deposit Insurance Corporation for losses incurred by it with respect to other Affiliated Banks.

Other Affiliates

As affiliates of Bankshares, the nonbanking affiliates are subject to examination by the Board of Governors of the Federal Reserve System and, as affiliates of the Affiliated Banks, they are subject to examination by the Federal Deposit Insurance Corporation and the Commissioner of Financial Regulation of Maryland. In addition, MBC Agency, Inc., Mercantile Life Insurance Company and Hopkins Plaza Agency, Inc. are subject to licensing and regulation by state insurance authorities. Mercantile Capital Advisors, Inc., Hopkins Plaza Securities, Inc., Boyd Watterson and Peremel, are subject to regulation by the SEC and state securities law authorities, and Hopkins Plaza Securities, Inc. and Peremel are also subject to regulation by the National Association of Securities Dealers, Inc. Retail sales of insurance and securities products by Hopkins Plaza Agency, Inc. and Hopkins Plaza Securities, Inc. are also subject to the requirements of the Interagency Statement on Retail Sales of Nondeposit Investment Products promulgated in 1994 by the FDIC, the Board of Governors of the Federal Reserve System, the Comptroller of the Currency and the Office of Thrift Supervision.

Effects of Monetary Policy

All commercial banking operations are affected by the Federal Reserve System’s conduct of monetary policy and its policies change from time to time based on changing circumstances. A function of the Federal Reserve System is to regulate the national supply of bank credit in order to achieve economic results deemed appropriate by its Board of Governors, including efforts to combat unemployment, recession or inflationary pressures. Among the instruments of monetary policy used to implement these objectives are open market operations in the purchase and sale of U.S. Government securities, changes in the discount rate charged on bank borrowings and changes in reserve requirements against bank deposits. These means are used in varying combinations to influence the general level of interest rates and the general availability of credit. More specifically, actions by the Board of Governors of the Federal Reserve influence the levels of interest rates paid on deposits and other bank funding sources and charged on bank loans as well as the level of availability of bank funds with which loans and investments can be made.

Cautionary Statement

This Annual Report on Form 10-K contains forward-looking statements within the meaning of and pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. A forward-looking statement encompasses any estimate, prediction, opinion or statement of belief contained in this report, and the underlying management assumptions. Examples are statements concerning possible acquisitions, competitive conditions, effects of monetary policy, the potential impact of legislation and the ability of Bankshares to achieve expected benefits from its recent investments in its Investment and Wealth Management Division. A similar cautionary statement, concerning the content of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2002, is contained in that Report and is incorporated by reference herein.

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

Website Access to Information

Bankshares’ annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports may be accessed through Bankshares’ website as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Bankshares’ website is www.mercantile.com.

ITEM 2. PROPERTIES

The main offices of Bankshares and MSD&T are located in a 21-story building at Hopkins Plaza in Baltimore owned by MBC Realty, LLC, a wholly owned subsidiary of Bankshares. At December 31, 2002, these offices occupied approximately 159,000 square feet (together with about 11,000 square feet leased in a nearby building). At December 31, 2002, MSD&T also occupied approximately 132,000 square feet of leased space in a building located in Linthicum, Maryland, in which its operations and certain other departments are located, and a 7,000 square foot call center facility in Federalsburg, Maryland. The Linthicum and Federalsburg properties are owned by MBC Realty, LLC. Of the 23 banking and bank-related offices occupied by MSD&T, seven are owned in fee, six are owned subject to ground leases and ten are leased with aggregate annual rentals of approximately $1,527,000, not including rentals for the main office and adjacent premises owned by MBC Realty, LLC.

Of the 162 banking offices of the community banks, 90 are owned in fee, 19 are owned subject to ground leases and 53 are leased, with aggregate annual rentals of approximately $4,284,000 as of December 31, 2002.

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

SPECIAL ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT

The Executive Officers of Registrant are:

Name	Position	Age
Edward J. Kelly, III	Chairman, President and Chief Executive Officer	49
Wallace Mathai-Davis	Chairman, Investment and Wealth Management	58
J. Marshall Reid (1)	President and Chief Operating Officer (MSD&T)	57
Kenneth A. Bourne, Jr.(2)	Executive Vice President (MSD&T)	60
Jack E. Steil (3)	Executive Vice President Chairman – Credit Policy (MSD&T)	55
John L. Unger	General Counsel and Secretary	49
Terry L. Troupe	Chief Financial Officer and Treasurer	55

(1)	Mr. Reid is an officer of MSD&T. He is included above as an executive officer because he participates in policy-making functions concerning Bankshares.
(2)	Mr. Bourne is an officer of MSD&T. He is included above as an executive officer because he participates in policy-making functions concerning Bankshares.
(3)	Mr. Steil retired from Bankshares effective December 31, 2002.

No family relationships, as defined by the rules and regulations of the Securities and Exchange Commission, exist among any of the Executive Officers.

All officers are elected annually by the Board of Directors and hold office at the pleasure of the Board.

Effective March 1, 2001, Mr. Kelly became President and Chief Executive of Bankshares and Chairman of the Board and Chief Executive Officer of Mercantile-Safe Deposit and Trust Company. In addition, effective March 1, 2003 Mr. Kelly became Chairman of Bankshares. Mr. Kelly served as Managing Director, Head of Global Financial Institutions, and as Co-Head of Investment Banking Client Management of J. P. Morgan, Chase & Co. during January, 2001. Prior thereto, during the past five years, he was a Managing Director of J. P. Morgan & Co. Incorporated and held the following additional positions with that Company: Head, Global Financial Institutions from February, 2000 through December, 2000; Co-Head, Global Financial Institutions and Head, Latin America Investment Banking from December, 1997 through February, 2000; Member, Global Investment Banking Committee from December, 1997 through December, 2000; and Co-Head, Financial Institutions (Americas) from February, 1996 through December, 1997.

Mr. Mathai-Davis was elected Chairman, Investment and Wealth Management of Bankshares and Mercantile-Safe Deposit and Trust Company on February 5, 2002. Prior thereto he was Chief Operating Officer, Chief Financial Officer and Corporate Secretary of OFFITBANK, a private bank offering integrated investment services.

Mr. Reid was elected President and Chief Operating Officer of Mercantile-Safe Deposit and Trust Company in September, 1997. He joined MSD&T as a Senior Vice President in 1993 and served as an Executive Vice President from 1994 until September, 1997.

Mr. Steil was elected Chairman – Credit Policy of MSD&T in September, 1997. He had previously served MSD&T as an Executive Vice President since 1994, and as Senior Vice President from 1988 to 1994. In March, 1999, Mr. Steil was elected an Executive Vice President of Bankshares. Effective December 31, 2002, Mr. Steil retired from Bankshares.

Mr. Bourne has been an Executive Vice President of MSD&T since 1989. He joined the bank as a trainee in 1970.

Mr. Unger became General Counsel on March 23, 2002 and was elected Secretary of both companies July 1, 2002. Prior to joining Bankshares, Mr. Unger was General Counsel to IMI Resort Holdings, Inc., a privately held real estate company in Greenville, S.C.

Mr. Troupe has been Chief Financial Officer of Bankshares and MSD&T, and Treasurer of Bankshares, since September, 1996. He was Vice President and Chief Financial Officer of IREX Corporation, a specialty mechanical insulation contractor and distributor, from May, 1993 to May, 1996. Prior thereto, Mr. Troupe was Vice Chairman of Meridian Bancorp, Inc.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information required by this Item 5 is incorporated by reference to the information appearing under the captions “Dividends” and “Recent Common Stock Prices” on page 28 of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2002.

The following information is given in response to Item 701 of Regulation S-K. In December of 2002 two directors of Bankshares received an aggregate of 806 shares of Bankshares common stock, at fair market value, in lieu of a cash retainer fee, under the Bankshares Retainer Plan for Non Employee Directors. The shares issuable under the Plan have not been registered under the Securities Act of 1933 in reliance on applicable exemptions. The only potential Plan participants are outside directors, currently 14 in number. Bankshares common stock is actively traded on the Nasdaq National Market. The maximum number of shares (450,000) issuable over ten years under the Plan is less than 1% of the total shares outstanding.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this Item 6 is incorporated by reference to the information appearing under the caption “Five Year Selected Financial Data” on page 58 of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2002.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information required by this Item 7 is incorporated by reference to the information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 8 to 29 of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2002.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 7A is incorporated by reference to the information appearing under the captions “Risk Management”, “Interest Rate Sensitivity Analysis” and “Earnings Simulation Model Projections” on pages 24 to 27 of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 and the report of the independent accountants thereon are incorporated by reference to pages 31 to 55 of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2002.

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

PART IV

ITEM 14. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, Bankshares’ management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Bankshares’ disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors subsequent to the date of the evaluation that could significantly affect those controls.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

Exhibit Table

(3)    Charter and by-laws

A. (1)	Articles of Incorporation effective May 27, 1969 (Incorporated by reference to Registrant’s Registration Statement on Form S-1, No. 2-39545, Exhibit 3-A(1)).

(2)	Articles of Amendment effective June 6, 1969 (Incorporated by reference to Registrant’s Registration Statement on Form S-1, No. 2-39545, Exhibit 3-A)(2)).

(3)	Articles Supplementary effective August 28, 1970 (Incorporated by reference to Registrant’s Registration Statement on Form S-1, No. 2-39545, Exhibit 3-A)(3)).

(4)	Articles of Amendment effective December 14, 1970 (Incorporated by reference to Registrant’s Registration Statement on Form S-1, No. 2-39545, Exhibit 3-A(4)).

(5)	Articles Supplementary effective May 10, 1971 (Incorporated by reference to Registrant’s Registration Statement on Form S-1, No. 2-39545, Exhibit 3-A(5)).

(6)	Articles Supplementary effective July 30, 1971 (Incorporated by reference to Registrant’s Registration Statement on Form S-1, No. 2-41379, Exhibit 3-A(6)).

(7)	Articles of Amendment effective May 8, 1986 (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993, Exhibit 3-A(7), Commission File No. 0-5127).

(8)	Articles of Amendment effective April 27, 1988 (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993, Exhibit 3-A(8), Commission File No. 0-5127).

(9)	Articles Supplementary effective September 13, 1989 (Incorporated by reference to Registrant’s Form 8-K filed September 27, 1989, Exhibit B attached to Exhibit 4-A, Commission File No. 0-5127).

(10)	Articles Supplementary effective January 3, 1990 (Incorporated by reference to Registrant’s Form 8-K filed January 9, 1990, Exhibit B attached to Exhibit 4-A, Commission File No. 0-5127).

(11)	Articles of Amendment effective April 26, 1990 (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990, Exhibit 3-A(11), Commission File No. 0-5127).

(12)	Articles of Amendment effective April 30, 1997 (Incorporated by reference to Registrant’s Registration Statement on Form S-4, No. 333-43651, Exhibit 3(i)(L)).

(13)	Articles Supplementary effective June 9, 1999 (Incorporated by reference to Registrant’s Registration Statement on Form S-8, No. 333-90307, Exhibit 4.1.M).

(14)	Articles Supplementary effective September 30, 1999 (Incorporated by reference to Registrant’s Registration Statement on Form S-8, No. 333-90307, Exhibit 4.1.N).

(15)

Certificate of Correction effective July 3, 2002, concerning Articles of Amendment effective May 8, 1986 (incorporated by reference to Registrant’s Quarterly Report for the quarter ended September 30, 2002, Exhibit 3A(15), Commission File No. 0-5127).

(16)

Certificate of Correction effective July 3, 2002, concerning Articles of Amendment effective April 26, 1990 (incorporated by reference to Registrant’s Quarterly Report for the quarter ended September 30, 2002, Exhibit 3A(16), Commission File No. 0-5127).

B.	By-Laws of the Registrant, as amended to date (filed herewith).

(4)    Instruments defining the rights of security holders, including indentures, Charter and by-laws: See Item 15(a)(3) above.

A.	Rights Agreement dated as of June 8, 1999 between Registrant and the Rights Agent, including Form of Rights Certificate and Articles Supplementary (Incorporated by reference to Form 8-K of Registrant filed June 11, 1999, Exhibit 4, Commission File No. 0-5127, and to Form 8-A of Registrant filed June 11, 1999, Exhibits 1, 2 and 3, Commission File No. 0-5127).

(10)    Material contracts

A.	Mercantile Bankshares Corporation and Affiliates Annual Incentive Compensation Plan, as amended through March 10, 1998 (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, Exhibit 10 A, Commission File No. 0-5127).

B.	Dividend Reinvestment and Stock Purchase Plan of Mercantile Bankshares Corporation (Incorporated by reference to the Plan text included in Registrant’s Registration Statement on Form S-3, No. 33-44376).

C.	Deferred Compensation Agreement, including supplemental pension and thrift plan arrangements, dated September 30, 1982, between Mercantile-Safe Deposit and Trust Company and H. Furlong Baldwin, as amended by Agreements dated as of October 24, 1983, March 13, 1984, January 1, 1987, December 8, 1987 and January 1, 1989 (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1989, Exhibit 10 E, Commission File No. 0-5127), as amended by Agreement dated February 1, 1997 (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10 D, Commission File No. 0-5127), as amended by Agreement dated February 22, 2001 (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, Exhibit 10 D, Commission File No. 0-5127).

D.	Mercantile Bankshares Corporation and Participating Affiliates Unfunded Deferred Compensation Plan for Directors, as amended through January 1, 1984 (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1989, Exhibit 10 G, Commission File No. 0-5127), as amended and restated by amendment effective December 31, 1995 (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10 F, Commission File No. 0-5127).

E.	Mercantile Bankshares Corporation Employee Stock Purchase Dividend Reinvestment Plan dated February 13, 1995 (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994, Exhibit 10 I, Commission File No. 0-5127).

F.	Mercantile Bankshares Corporation (1989) Omnibus Stock Plan (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1997, Exhibit 10 K, Commission File No. 0-5127).

G.	Mercantile Bankshares Corporation 1999 Omnibus Stock Plan (Incorporated by reference to Registrant’s Registration Statement on Form S-8, No. 333-90307, Exhibit 4.4).

H.	Mercantile Bankshares Corporation and Participating Affiliates Supplemental Cash Balance Executive Retirement Plan, dated April 27, 1994, effective January 1, 1994 (Incorporated by reference to Registrant’s Annual Report on Form 10-K for year ended December 31, 1994, Exhibit 10 R, Commission File No. 0-5127).

I.	Mercantile Bankshares Corporation and Participating Affiliates Supplemental 401(k) Executive Retirement Plan, dated December 13, 1994, effective January 1, 1995 (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994, Exhibit 10 S, Commission File No. 0-5127).

J.	Mercantile Bankshares Corporation Option Agreement with H. Furlong Baldwin (dated August 22, 1995), with respect to 120,000 shares after a stock dividend paid in 1997, and as to which the Net Operating Income is that of Mercantile-Safe Deposit and Trust Company (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10 Q, Commission File No. 0-5127).

K.	Mercantile Bankshares Corporation Retainer Stock Plan For Non-Employee Directors dated March 12, 1996 (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10 R, Commission File No. 0-5127).

L.	Mercantile Bankshares Corporation Option Agreement with J. Marshall Reid, dated August 21, 1995 (Incorporated by reference to Registrant’s Annual Report of Form 10-K for the year ended December 31, 1998, Exhibit 10 R, Commission File No. 0-5127).

M.	Mercantile Bankshares Corporation Option Agreement with Jack E. Steil, dated August 21, 1995 (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, Exhibit 10 S, Commission File No. 0-5127).

N.	Mercantile Bankshares Corporation Option Agreement with Terry L. Troupe, dated September 10, 1996 (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, Exhibit 10 S, Commission File No. 0-5127).

O.	Agreement dated February 2, 2001, among Mercantile Bankshares Corporation, Mercantile-Safe Deposit and Trust Company and H. Furlong Baldwin (Incorporated by reference to Form 8-K of Registrant filed February 13, 2001, Exhibit 10 T, Commission File No. 0-5127).

P.	Executive Employment Agreement dated February 2, 2001, among Mercantile Bankshares Corporation, Mercantile-Safe Deposit and Trust Company and Edward J. Kelly, III (Incorporated by reference to Form 8-K of Registrant filed February 13, 2001, Exhibit 10 U, Commission File No. 0-5127), as amended by Agreement effective February 21, 2002 (Incorporated by reference to Registrant’s annual report on Form 10-K for the year ended December 31, 2001 Exhibit 10R, Commission File No. 51a7).

Q.	Executive Severance Agreement dated February 2, 2001, among Mercantile Bankshares Corporation, Mercantile-Safe Deposit and Trust Company and Edward J. Kelly, III (Incorporated by reference to Form 8-K of Registrant filed February 13, 2001, Exhibit 10 V, Commission File No. 0-5127), as amended by Agreement effective February 21, 2002 (Incorporated by Reference to Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2001, Exhibit 10S, Commission File No. 5127).

R.	Supplemental Retirement Agreement dated February 2, 2001, among Mercantile Bankshares Corporation, Mercantile-Safe Deposit and Trust Company and Edward J. Kelly, III (Incorporated by reference to Form 8-K of Registrant filed February 13, 2001, Exhibit 10 W, Commission File No. 0-5127).

S.	Mercantile Bankshares Corporation Option Agreement with Edward J. Kelly, III, dated March 2, 2001 (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, Exhibit 10 X, Commission File No. 0-5127).

T.	Schedule and Form of Mercantile Bankshares Corporation Option Agreements entered into in 2000 with J. Marshall Reid (40,000 shares), Jack E. Steil (40,000 shares) and Terry L. Troupe (20,000 shares) (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, Exhibit 10 Y, Commission File No. 0-5127).

U.	Executive Employment Agreement effective February 1, 2002, among Mercantile Bankshares Corporation, Mercantile-Safe Deposit and Trust Company and Wallace Mathai-Davis (incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, Exhibit 10W, Commission File No. 0-5127).

V.	Executive Severance Agreement effective February 1, 2002, among Mercantile Bankshares Corporation, Mercantile-Safe Deposit and Trust Company and Wallace Mathai-Davis (incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, Exhibit 10X, Commission File No. 0-5127).

Y.	Executive Employment Agreement dated March 19, 2002, among Mercantile Bankshares Corporation, Mercantile-Safe Deposit and Trust Company and John L. Unger (incorporated by reference to Registrant’s Form 8-K filed April 3, 2002 Exhibit 10Y, Commission File No. 0-5127).

Z.	Executive Severance Agreement dated March 19, 2002, among Mercantile Bankshares Corporation, Mercantile-Safe Deposit and Trust Company and John L. Unger (incorporated by reference to Registrant’s Form 8-K April 3, 2002, Exhibit 10Z, Commission File No. 0-5127).

AA.	Mercantile Bankshares Corporation Option Agreement with Edward J. Kelly, III, dated May 7, 2002 (incorporated by reference to Registrant’s Quarterly Report for the quarter ended June 30, 2002, Exhibit 10AA, Commission File No. 0-5127).

BB.	Mercantile Bankshares Corporation Option Agreement with J. Marshall Reid, dated May 7, 2002 (incorporated by reference to Registrant’s Quarterly Report for the quarter ended June 30, 2002, Exhibit 10BB, Commission File No. 0-5127).

CC.	Mercantile Bankshares Corporation Option Agreement with Jack E. Steil, dated May 7, 2002 (incorporated by reference to Registrant’s Quarterly Report for the quarter ended June 30, 2002, Exhibit 10CC, Commission File No. 0-5127).

DD.	Mercantile Bankshares Corporation Option Agreement with John L. Unger, dated May 7, 2002 (incorporated by reference to Registrant’s Quarterly Report for the quarter ended June 30, 2002, Exhibit 10DD, Commission File No. 0-5127).

EE.	Mercantile Bankshares Corporation Option Agreement with Terry L. Troupe, dated May 7, 2002 (incorporated by reference to Registrant’s Quarterly Report for the quarter ended June 30, 2002, Exhibit 10EE, Commission File No. 0-5127).

FF.	Mercantile Bankshares Corporation Restricted Stock Agreement with Edward J. Kelly, III, dated April 29, 2002 (incorporated by reference to Registrant’s Quarterly Report for the quarter ended June 30, 2002, Exhibit 10FF, Commission File No. 0-5127).

GG.	Mercantile Bankshares Corporation Restricted Stock Agreement with Wallace Mathai-Davis, dated April 29, 2002 (incorporated by reference to Registrant’s Quarterly Report for the quarter ended June 30, 2002, Exhibit 10GG, Commission File No. 0-5127).

HH.	Mercantile Bankshares Corporation Restricted Stock Agreement with J. Marshall Reid, dated April 29, 2002 (incorporated by reference to Registrant’s Quarterly Report for the quarter ended June 30, 2002, Exhibit 10HH, Commission File No. 0-5127).

II.	Mercantile Bankshares Corporation Restricted Stock Agreement with Jack E. Steil, dated April 29, 2002 (incorporated by reference to Registrant’s Quarterly Report for the quarter ended June 30, 2002, Exhibit 10II, Commission File No. 0-5127).

JJ.	Mercantile Bankshares Corporation Severance Agreement with Jack E. Steil, dated December 31, 2002 (filed herewith).

KK.	Agreement dated February 25, 2003, among Mercantile Bankshares Corporation, Mercantile-Safe Deposit and Trust Company and H. Furlong Baldwin (filed herewith).

(13) Annual Report to security holders for the year ended December 31, 2002 (filed herewith).

(21) Subsidiaries of the Registrant (filed herewith).

Information as to subsidiaries of the Registrant (filed herewith).

(23) Consent

Consent of Independent Accountants (filed herewith).

(24)	Power of Attorney

Power of Attorney dated March 11, 2003 (filed herewith).

(99)	A.	Certificate of the Chief Executive Officer of Mercantile Bankshares Corporation pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith)

	B.	Certificate of the Chief Financial Officer of Mercantile Bankshares Corporation pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

(b)	Reports on Form 8-K

Form 8-K filed on October 18, 2002, Item 5

Form 8-K filed on December 23, 2002, Item 5

INDEX TO FINANCIAL STATEMENTS

The Report of Independent Accountants as pertaining to the Consolidated Financial Statements of Mercantile Bankshares Corporation and affiliates and related notes is incorporated by reference to page 31 of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2002.

Consolidated Financial Statements and related notes are incorporated by reference to the Registrant’s Annual Report to Stockholders for the year ended December 31, 2002, and may be found on the pages of said Report as indicated in parentheses:

Consolidated Balance Sheets, December 31, 2002 and 2001 (page 32)

Statement of Consolidated Income for the years ended December 31, 2002, 2001, and 2000 (page 33)

Statement of Consolidated Cash Flows for the years ended December 31, 2002, 2001 and 2000 (page 34)

Statement of Changes in Consolidated Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000 (page 35)

Notes to Consolidated Financial Statements (pages 36 to 55)

Supplementary Data:

Quarterly Results of Operations are incorporated by reference to the information appearing under the caption “Quarterly Results of Operations” on page 50 of the Registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2002.

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

MERCANTILE BANKSHARES CORPORATION

By:	/s/ EDWARD J. KELLY, III	March 26, 2003
Edward J. Kelly, III President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Principal Executive Officer

/s/ EDWARD J. KELLY, III	March 26, 2003
Edward J. Kelly, III President and Chief Executive Officer

Principal Financial Officer

/s/ TERRY L. TROUPE	March 26, 2003
Terry L. Troupe Chief Financial Officer

Principal Accounting Officer

/s/ WILLIAM T. SKINNER, JR.	March 26, 2003
William T. Skinner, Jr. Controller

A majority of the Board of Directors:

Clayton S. Rose, Richard O. Berndt, Darrell D. Friedman, Freeman A. Hrabowski, Cynthia A. Archer, Morton B. Plant, Christian H. Poindexter, George L. Bunting, Jr., Edward J. Kelly, III, Wallace Mathai-Davis, Donald J. Shepard, William R. Brody, Robert A. Kinsley, James L. Shea

By:	/s/ EDWARD J. KELLY, III	March 26, 2003
Edward J. Kelly, III For Himself and as Attorney-in-Fact

CERTIFICATION

I, Edward J. Kelly, III, certify that:

1. I have reviewed this annual report on Form 10-K of Mercantile Bankshares Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ EDWARD J. KELLY, III
Edward J. Kelly, III President and Chief Executive Officer

CERTIFICATION

I, Terry L. Troupe, certify that:

1. I have reviewed this annual report on Form 10-K of Mercantile Bankshares Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ TERRY L. TROUPE
Terry L. Troupe Chief Financial Officer and Treasurer