Form 10-Q
period 2003-03-31
MERCANTILE BANKSHARES CORP
filed 2003-04-24
CIK 64908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. As of April 16, 2003, registrant had outstanding 68,926,446 shares of Common Stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MERCANTILE BANKSHARES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	March 31, 2003	December 31, 2002	March 31, 2002

ASSETS
Cash and due from banks	$307,404	$281,130	$229,046
Interest-bearing deposits in other banks	358	358	358
Federal funds sold	245,513	264,293	217,746

Total cash and cash equivalents	553,275	545,781	447,150

Investment securities available-for-sale (Note 3)	2,641,976	2,511,192	2,259,803
Investment securities held-to-maturity (Note 3)	53,918	53,391	53,604

Loans held-for-sale	—	—	42,583
Loans:
Commercial	4,403,331	4,317,263	4,055,360
Construction	850,420	810,985	677,274
Residential real estate	1,087,207	1,066,694	1,088,752
Consumer	1,011,637	1,014,905	981,573
Lease financing	93,958	102,180	138,656

Total loans	7,446,553	7,312,027	6,941,615
Less: allowance for loan losses	(140,427)	(138,601)	(143,505)

Loans, net	7,306,126	7,173,426	6,798,110

Bank premises and equipment, less accumulated depreciation of $122,073 (2003), $119,666 (December 2002) and $115,793 (March 2002)	103,847	102,428	100,897
Other real estate owned, net	194	132	179
Goodwill, net	115,407	102,705	102,705
Other intangible assets, net (Note 6)	17,740	7,530	8,945
Other assets	226,138	293,791	174,365

Total assets	$11,018,621	$10,790,376	$9,988,341

LIABILITIES
Deposits:
Noninterest-bearing deposits	$2,121,444	$2,086,745	$1,850,927
Interest-bearing deposits	6,374,039	6,174,195	5,640,738

Total deposits	8,495,483	8,260,940	7,491,665
Short-term borrowings	768,476	823,385	849,095
Accrued expenses and other liabilities	111,792	94,479	132,838
Long-term debt	290,576	287,214	269,201

Total liabilities	9,666,327	9,466,018	8,742,799

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized 2,000,000 shares; issued and outstanding — None
Common stock, $2 par value; authorized 130,000,000 shares; issued shares—68,919,397 (2003), 68,836,092 (December 2002) and 69,891,078 (March 2002); restricted shares— 91,127 (2003), 76,250 (December 2002) and None (March 2002)	137,839	137,672	139,782
Capital surplus	124,029	120,577	162,721
Retained earnings	1,038,143	1,010,248	931,147
Accumulated other comprehensive income (loss)	52,283	55,861	11,892

Total shareholders’ equity	1,352,294	1,324,358	1,245,542

Total liabilities and shareholders’ equity	$11,018,621	$10,790,376	$9,988,341

See notes to consolidated financial statements

Mercantile Bankshares Corporation

MERCANTILE BANKSHARES CORPORATION

STATEMENT OF CONSOLIDATED INCOME

	For the 3 Months Ended March 31,
(Dollars in thousands, except per share data)	2003	2002

INTEREST INCOME
Interest and fees on loans	$110,992	$116,698

Interest and dividends on investment securities:
Taxable interest income	21,195	24,343
Tax-exempt interest income	467	480
Dividends	229	283
Other investment income	6,553	2,993

	28,444	28,099

Other interest income	726	1,665

Total interest income	140,162	146,462

INTEREST EXPENSE
Interest on deposits	25,129	33,134
Interest on short-term borrowings	1,545	3,312
Interest on long-term debt	2,362	2,828

Total interest expense	29,036	39,274

NET INTEREST INCOME	111,126	107,188
Provision for loan losses	3,016	3,083

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	108,110	104,105

NONINTEREST INCOME
Investment and wealth management	17,365	16,527
Service charges on deposit accounts	8,060	7,463
Mortgage banking related fees	2,388	3,174
Investment securities gains and (losses)	815	(2)
Other income	9,225	7,677

Total noninterest income	37,853	34,839

NONINTEREST EXPENSES
Salaries	33,638	31,646
Employee benefits	9,428	8,531
Stock-based compensation expense	102	403
Net occupancy expense of bank premises	4,096	3,905
Furniture and equipment expenses	6,799	6,432
Communications and supplies	3,436	3,256
Other expenses	12,282	12,018

Total noninterest expenses	69,781	66,191

Income before income taxes	76,182	72,753
Applicable income taxes	27,196	26,578

NET INCOME	$48,986	$46,175

NET INCOME PER SHARE OF COMMON STOCK (Note 2):
Basic	$.71	$.66

Diluted	$.71	$.66

See notes to consolidated financial statements

Mercantile Bankshares Corporation

MERCANTILE BANKSHARES CORPORATION

STATEMENT OF CONSOLIDATED CASH FLOWS

Increase (decrease) in cash and cash equivalents	For the 3 Months Ended March 31,
(Dollars in thousands)	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$48,986	$46,175
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,016	3,083
Depreciation and amortization	3,122	3,163
Amortization of intangible assets	560	522
Investment securities (gains) and losses	(815)	2
Write-downs of investments in private equity funds	103	898
Write-downs of other real estate owned	—	2
Gains on sales of other real estate owned	(268)	—
Gains on sales of buildings	(142)	(350)
Net (increase) decrease in assets:
Interest receivable	238	(1,983)
Other receivables	(1,817)	297
Other assets	378	1,470
Loans held-for-sale	—	95,367
Net increase (decrease) in liabilities:
Interest payable	3,189	(3,174)
Accrued expenses	(2,654)	(7,038)
Taxes payable	18,721	13,856

Net cash provided by operating activities	72,617	152,290

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held-to-maturity	71	830
Proceeds from maturities of investment securities available-for-sale	245,816	139,653
Proceeds from sales of investment securities available-for-sale	107,995	—
Purchases of investment securities held-to-maturity	(598)	(2,165)
Purchases of investment securities available-for-sale	(414,155)	(134,031)
Net increase in customer loans	(135,778)	(36,410)
Proceeds from sales of other real estate owned	268	—
Capital expenditures	(4,603)	(2,990)
Proceeds from sales of buildings	205	575
Acquisition of asset management company	(24,211)	—
Other investing activity	(810)	(8,070)

Net cash used in investing activities	(225,800)	(42,608)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	34,699	(32,951)
Net increase in checking plus interest and savings accounts	41,788	171,145
Net increase (decrease) in certificates of deposit	158,056	(93,901)
Net decrease in short-term borrowings	(54,909)	(4,183)
Proceeds from issuance of shares	1,892	2,518
Repurchase of common shares	(212)	—
Dividends paid	(20,637)	(19,507)

Net cash provided by financing activities	160,677	23,121

Net increase (decrease) in cash and cash equivalents	7,494	132,803
Cash and cash equivalents at beginning of period	545,781	314,347

Cash and cash equivalents at end of period	$553,275	$447,150

See notes to consolidated financial statements

Mercantile Bankshares Corporation

MERCANTILE BANKSHARES CORPORATION

STATEMENT OF CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(Dollars in thousands, except per share data)	Total	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)

BALANCE, DECEMBER 31, 2001	$1,230,206	$139,551	$159,947	$904,479	$26,229

Net income	46,175			46,175
Unrealized gains (losses) on securities available-for-sale, net of reclassification adjustment, net of taxes	(14,337)				(14,337)

Comprehensive income	31,838

Cash dividends paid:
Common stock ($.28 per share)	(19,507)			(19,507)
Issuance of 28,003 shares for dividend reinvestment and stock purchase plan	897	56	841
Issuance of 5,133 shares for employee stock purchase dividend reinvestment plan	219	10	209
Issuance of 82,232 shares for employee stock option plan	1,402	165	1,237
Vested stock options	487		487

BALANCE, MARCH 31, 2002	$1,245,542	$139,782	$162,721	$931,147	$11,892

BALANCE, DECEMBER 31, 2002	$1,324,358	$137,672	$120,577	$1,010,248	$55,861

Net income	48,986			48,986
Unrealized gains (losses) on securities available-for-sale, net of reclassification adjustment, net of taxes (Note 7)	(3,578)				(3,578)

Comprehensive income	45,408

Cash dividends paid:
Common stock ($.30 per share)	(20,637)			(20,637)
Issuance of 31,759 shares for dividend reinvestment and stock purchase plan	1,029	64	965
Issuance of 5,728 shares for employee stock purchase dividend reinvestment plan	207	11	196
Issuance of 31,023 shares for employee stock option plan	656	62	594
Issuance of 20,295 shares for restricted stock awards	750	41	709
Deferred compensation—restricted stock awards	(454)			(454)
Purchase of 5,500 shares under stock repurchase plan	(212)	(11)	(201)
Vested stock options	1,189		1,189

BALANCE, MARCH 31, 2003	$1,352,294	$137,839	$124,029	$1,038,143	$52,283

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

2.    Earnings Per Share

Basic earnings per share (EPS) is computed by dividing income available to common shareholders by weighted average common shares outstanding. Diluted EPS is computed using the same components as in basic EPS with the denominator adjusted for the dilutive effect of stock options and restricted stock awards. The following tables provide a reconciliation between the computation of basic EPS and diluted EPS for the quarters ended March 31, 2003 and 2002:

	For the 3 Months Ended March 31, 2003
(In thousands, except per share data)	Net Income	Weighted Average Common Shares	EPS

Basic EPS	$48,986	68,769	$.71
Dilutive effect of stock options and restricted stock awards		421

Diluted EPS	$48,986	69,190	$.71

	For the 3 Months Ended March 31, 2002
(In thousands, except per share data)	Net Income	Weighted Average Common Shares	EPS

Basic EPS	$46,175	69,822	$.66
Dilutive effect of stock options		605

Diluted EPS	$46,175	70,427	$.66

Antidilutive options excluded in the computation of diluted earnings per share were 265,505 and none for the three months ended March 31, 2003 and 2002, respectively.

Mercantile Bankshares Corporation

3.    Investment Securities

The amortized cost and fair value of investment securities at March 31, 2003, December 31, 2002 and March 31, 2002, are shown below:

	March 31, 2003		December 31, 2002		March 31, 2002
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Securities available-for-sale
U.S. Treasury	$1,076,879	$1,117,943	$1,375,703	$1,421,890	$1,518,572	$1,527,181
U.S. Government agencies	665,629	693,685	695,970	727,627	509,611	515,694
States and political subdivisions	549	576	549	577	649	666
Other investments	815,322	829,772	349,488	361,098	211,421	216,262

Total	$2,558,379	$2,641,976	$2,421,710	$2,511,192	$2,240,253	$2,259,803

Securities held-to-maturity
States and political subdivisions	$38,231	$41,040	$38,299	$41,150	$38,550	$39,847
Other investments	15,687	15,687	15,092	15,092	15,054	15,054

Total	$53,918	$56,727	$53,391	$56,242	$53,604	$54,901

4.    Impaired Loans

A loan is considered impaired, based on current information and events, if it is probable that Bankshares will not collect all principal and interest payments according to the contractual terms of the loan agreement. Generally, a loan is considered impaired once either principal or interest payments become 90 days past due at the end of a calendar quarter. A loan may be considered impaired sooner if, in management’s judgement, such action is warranted. The impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the repayment is expected to be provided predominantly by the underlying collateral. A majority of Bankshares’ impaired loans are measured by reference to the fair value of the collateral. Accrued interest on impaired loans is reversed and is recognized on the cash basis. Information with respect to impaired loans and the related valuation allowance (if the measure of the impaired loan is less than the recorded investment) at March 31, 2003 and at the end of December and March, 2002 is shown below. See Form 10-K for more details.

(Dollars in thousands)	March 31, 2003	December 31, 2002	March 31, 2002

Impaired loans with a specific valuation allowance	$8,189	$13,751	$53,930
All other impaired loans	15,865	16,813	13,309

Total impaired loans	$24,054	$30,564	$67,239

Specific allowance for loan losses applicable to impaired loans	$4,857	$5,251	$13,361
General allowance for loan losses applicable to other than impaired loans	135,570	133,350	130,144

Total allowance for loan losses	$140,427	$138,601	$143,505

Year-to-date interest income on impaired loans recorded on the cash basis	$97	$563	$35

Year-to-date average recorded investment in impaired loans during the period	$24,054	$53,777	$67,239

Quarter-to-date interest income on impaired loans recorded on the cash basis	$97	$143	$35

Quarter-to-date average recorded investment in impaired loans during the period	$24,054	$44,263	$67,239

Note: Impaired loans do not include large groups of smaller balance homogeneous loans that are evaluated collectively for impairment (e.g., residential mortgages and consumer installment loans). The allowance for loan losses related to these loans is included in the allowance for loan losses applicable to other than impaired loans.

Mercantile Bankshares Corporation

5.    Commitments

Various commitments to extend credit (lines of credit) are made in the normal course of banking business. Total unused lines of credit approximated $3,049,900,000, $2,984,302,000 and $2,882,000,000 at March 31, 2003, December 31, 2002 and March 31, 2002, respectively. In addition, letters of credit are issued for the benefit of customers by affiliated banks. Outstanding letters of credit were $243,500,000 at March 31, 2003, $241,142,000 at December 31, 2002 and $210,840,000 at March 31, 2002.

Bankshares has committed to invest funds in third-party private equity investments. At March 31, 2003, December 31, 2002 and March 31, 2002, $18,033,000, $15,243,000 and $13,283,000, respectively, remained unfunded.

6.    Intangible Assets

The following table discloses the gross carrying amount and accumulated amortization of intangible assets subject to amortization at March 31, 2003 and December 31, 2002:

	March 31, 2003			December 31, 2002
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount

Deposit intangibles	$13,846	$(6,947)	$6,899	$13,846	$(6,581)	$7,265
Mortgage servicing rights	1,543	(1,342)	201	1,543	(1,282)	261
Other	10,820	(180)	10,640	50	(46)	4

Total	$26,209	$(8,469)	$17,740	$15,439	$(7,909)	$7,530

Other intangible assets at March 31, 2003, include intangible assets associated with the Boyd Watterson Asset Management LLC acquisition.

The aggregate amortization expense was $560,000 for the three months ended March 31, 2003 and $1,972,000 for the year ended December 31, 2002. The estimated aggregate amortization expense for each of the next five years is: 2004 – $3,033,000; 2005 – $3,033,000; 2006 – $3,033,000; 2007 – $2,818,000; 2008 – $1,736,000.

7.    Comprehensive Income

The following table summarizes the related tax effect of unrealized gains (losses) on securities available-for-sale for the three months ended March 31, 2003 and 2002. The net amount is included in accumulated other comprehensive income (loss) in the Statement of Changes in Consolidated Shareholders’ Equity on Page 5.

	For the 3 Months Ended March 31,
	2003			2002
(Dollars in thousands)	Pretax Amount	Tax (Expense) Benefit	Net Amount	Pretax Amount	Tax (Expense) Benefit	Net Amount

Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	$(5,073)	$1,988	$(3,085)	$(23,270)	$8,932	$(14,338)
Reclassification adjustment for (gains) losses included in net income	(815)	322	(493)	2	(1)	1

Total	$(5,888)	$2,310	$(3,578)	$(23,268)	$8,931	$(14,337)

8.    Capital Adequacy

Bankshares and its bank affiliates are subject to various regulatory capital requirements administered by the federal and state banking agencies. These requirements include maintaining certain capital ratios above minimum levels. These capital ratios include Tier I capital and Total risk-based capital as percents of net risk-weighted assets and Tier I capital as a percent of adjusted average total assets (leverage ratio). The minimum ratios for capital adequacy purposes are 4.00%, 8.00% and 4.00%, for the Tier 1 capital, Total capital and leverage ratios, respectively. To be categorized as well capitalized, a bank must maintain minimum ratios of 6.00%, 10.00% and 5.00%, for its Tier 1 capital, Total capital and leverage ratios, respectively. Management believes that, as of March 31, 2003, Bankshares and its bank affiliates exceeded all capital adequacy requirements to which they are subject and are well capitalized.

Mercantile Bankshares Corporation

Capital ratios and the amounts used to calculate them are presented in the following table for Bankshares and Mercantile – Safe Deposit & Trust Company (MSD&T), the lead bank, as of March 31, 2003 and December 31, 2002.

	March 31, 2003		December 31, 2002
(Dollars in thousands)	Bankshares	MSD&T	Bankshares	MSD&T

Tier I capital	$1,160,273	$414,523	$1,151,831	$430,375
Total risk-based capital	1,262,271	457,893	1,250,550	473,185
Net risk-weighted assets	7,955,443	3,454,949	7,677,476	3,407,691
Adjusted average total assets	10,306,596	4,106,689	10,281,071	4,246,480

Tier I capital ratio	14.58%	12.00%	15.00%	12.63%
Total capital ratio	15.87%	13.25%	16.29%	13.89%
Leverage ratio	11.26%	10.09%	11.20%	10.13%

9.    Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that management relies on for decision making and performance assessment. Bankshares has three reportable segments – its 19 Community Banks, the Banking Division of Mercantile – Safe Deposit & Trust Company (MSD&T) and the Investment and Wealth Management (IWM) Division of MSD&T.

The following tables present selected segment information for the three months ended March 31, 2003 and 2002. The components in the “Other” column consist of amounts for the nonbank affiliates and intercompany eliminations. Certain expense amounts such as operations overhead have been reclassified from internal financial reporting in order to provide for full cost absorption. These reclassifications are shown in the “Adjustments” line.

	For the 3 Months Ended March 31, 2003
(Dollars in thousands)	MSD&T – Banking	MSD&T – IWM	Total MSD&T	Community Banks	Other	Total

Net interest income	$35,185	$—	$35,185	$76,252	$(311)	$111,126
Provision for loan losses	(1,404)	—	(1,404)	(1,612)	—	(3,016)
Noninterest income	10,444	17,359	27,803	13,296	(3,246)	37,853
Noninterest expenses	(21,677)	(13,953)	(35,630)	(38,384)	4,233	(69,781)
Adjustments	3,760	(808)	2,952	(1,611)	(1,341)	—

Income (loss) before income taxes	26,308	2,598	28,906	47,941	(665)	76,182
Income tax (expense) benefit	(9,476)	(1,039)	(10,515)	(16,599)	(82)	(27,196)

Net income (loss)	$16,832	$1,559	$18,391	$31,342	$(747)	$48,986

Average assets			$4,145,799	$6,539,154	$(160,744)	$10,524,209
Average equity			451,004	834,837	9,499	1,295,340

	For the 3 Months Ended March 31, 2002
(Dollars in thousands)	MSD&T – Banking	MSD&T – IWM	Total MSD&T	Community Banks	Other	Total

Net interest income	$36,134	$—	$36,134	$71,676	$(622)	$107,188
Provision for loan losses	(1,330)	—	(1,330)	(1,753)	—	(3,083)
Noninterest income	10,840	16,404	27,244	11,784	(4,189)	34,839
Noninterest expenses	(22,629)	(10,688)	(33,317)	(36,366)	3,492	(66,191)
Adjustments	3,728	(507)	3,221	(2,363)	(858)	—

Income (loss) before income taxes	26,743	5,209	31,952	42,978	(2,177)	72,753
Income tax (expense) benefit	(9,652)	(2,084)	(11,736)	(15,012)	170	(26,578)

Net income (loss)	$17,091	$3,125	$20,216	$27,966	$(2,007)	$46,175

Average assets			$4,038,930	$5,916,577	$(180,520)	$9,774,987
Average equity			423,346	707,524	97,518	1,228,388

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

The fair value of derivative instruments recorded in other assets was $14,797,000 and $11,424,000 at March 31, 2003 and December 31, 2002, respectively. For the quarter ended March 31, 2003, Bankshares recognized a net gain of $29,000, included in interest and fees on loans, which represented the ineffective portion of the fair-value hedge of fixed-rate loans made to borrowers. For the year ended December 31, 2002, Bankshares recognized a net loss of $40,000. The fair-value hedge of the nonrepayable fixed-rate debt was 100% effective for the reported periods.

Mercantile Bankshares Corporation

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MERCANTILE BANKSHARES CORPORATION

Consolidated Financial Results

Net income for the quarter ended March 31, 2003 was $48,986,000, a 6.1% increase over net income of $46,175,000 for the same period in 2002. For the quarter ended March 31, 2003, diluted net income per share was $.71, an increase of 7.6% from the $.66 reported for the first quarter last year. The increase in earnings per share was favorably impacted by a decline in weighted average shares outstanding from 70,427,000 for the quarter ended March 31, 2002, to 69,190,000 for the quarter ended March 31, 2003.

Return on average assets for the first quarter of 2003 was 1.89%, return on average tangible equity was 16.72% and average tangible equity to average assets was 11.41%. Comparable performance ratios for the first quarter 2002 were 1.92% for return on average assets, 16.64% for return on average tangible equity and 11.64% for average tangible equity to average assets.

Net Interest Income and Net Interest Margin

Net interest income for the quarter ended March 31, 2003 increased 3.7% to $111,126,000 from $107,188,000 for the first quarter last year. The growth in net interest income was attributable to growth in average earning assets, particularly investment securities. Average investment securities increased 12.8% to $2,576,730,000 compared to $2,284,655,000 in the prior year, and increased 5.5% since last quarter. Average total loans increased 6.2% to $7,359,645,000 compared to the prior year and 1.8% (7.2% annualized) from the fourth quarter 2002 average. While the growth in the average loan portfolio shows signs of improvement, the local economy remains anemic. The one exception has been construction, especially residential, which is reflected in the 22.8% growth in the average construction loan portfolio. Average commercial loans grew 5.8% over the prior year’s average, while consumer and residential real estate loans were up slightly.

After two straight quarters of decline, the net interest margin increased 2 basis points (bp) to 4.57% from the 4.55% reported in the fourth quarter 2002. On a year-over-year basis, however, the net interest margin declined by 15 bp. This decline is attributable to the reduced benefit derived from noninterest-bearing funding sources, such as demand deposits and capital. The positive effect of these funds declined 20 bp from 66 bp in 2002 to 46 bp in 2003. The net interest spread, the differential between the yield on earning assets and the expense rate paid on interest-bearing liabilities, increased 8 bp from the fourth quarter 2002 and 5 bp from the first quarter last year. At 4.11%, the net interest spread had steadily improved since falling to a low of 3.71% during the second quarter 2001. The improvement this quarter from the fourth quarter is primarily attributable to a more effective allocation of earning assets. Approximately $200 million in lower yielding federal funds sold was shifted into higher yielding loans and investment securities. The company is asset sensitive, with assets repricing more quickly than liabilities in response to changes in interest rates. As a result, Mercantile’s net interest margin tends to compress and growth in net interest income tends to slow in a falling interest rate environment, as occurred during the last two years. The actions referenced above reduced the negative effect of the Federal Reserve’s 50 bp reduction in short term interest rates during the fourth quarter last year. Management’s ability to offset the effect of any further reductions in short-term interest rates by the Federal Reserve may be limited by, among other factors, the growth in loans, deposits and competitive factors influencing the pricing of these products. See the Analysis of Interest Rates and Interest Differentials on page 16 for further details.

The tax-equivalent yield on the loan portfolio declined from 6.90% last year to 6.18% in the current quarter. The lower yield more than offset the growth in the loan portfolio, resulting in a reduction in interest income.

Reflective of lower interest rates, total interest expense was reduced by $10,238,000. The rate paid on total interest-bearing funds decreased 73 bp from 2.37% a year ago to 1.64% for the quarter ended March 31, 2003. Average deposits were $8,069,338,000 in the current quarter, a $829,868,000, or 11.5% increase from a year ago. The rate paid on average interest- bearing deposits was 1.67%, a decrease of 20 bp from 1.87% at December 31, 2002. The rate paid on short-term borrowings and long-term debt decreased by 25 bp and 13 bp, respectively.

Mercantile Bankshares Corporation

On April 15, 2003, Mercantile issued $300 million in 10-year subordinated notes at an interest rate of 4 5/8%. The notes will be our unsecured obligations and will not be guaranteed by any of our subsidiaries. The notes will rank junior in right of payment to our senior indebtedness and secured indebtedness and will be structurally subordinated to creditors of our subsidiaries.

Issuance of the notes is expected to reduce net interest income by approximately $2 million and net income by $0.02 per share for the second quarter of 2003. We will use the net proceeds from the sale of the notes for general corporate purposes. Our general corporate purposes may include acquisitions of other companies or their assets, including our acquisition of F&M Bancorp, repurchasing shares of our common stock, and extending credit to or funding investments in our subsidiaries. The precise amounts and timing of our use of the net proceeds will depend upon our and our subsidiaries’ funding requirements and the availability of other funds.

Noninterest Income

	For the 3 Months Ended March 31, 2003 vs. 2002
Noninterest Income (Dollars in thousands)	Increase/(Decrease)
	Amount	%

Investment and wealth management	$838	5.1
Service charges on deposit accounts	597	8.0
Mortgage banking related fees	(786)	(24.8)
Investments securities gains and (losses)	817	—
Other income	1,548	20.2

Total noninterest income	$3,014	8.7

Noninterest income increased 8.7% to $37,853,000 for the first quarter 2003 versus the comparable period in 2002. Excluding the $815,000 investment securities gains realized in the first quarter of 2003 in connection with an ongoing repositioning of the securities portfolio, the growth rate was 6.3% year-over-year. Investment and wealth management revenues increased 5.1% to $17,365,000 for the quarter ended March 31, 2003. Revenues for the first quarter 2003 benefited $624,000 from the inclusion of Boyd Watterson Asset Management LLC, which affiliated with Mercantile on March 1, 2003. Other income for the first quarter of 2003 reflected income from bank-owned life insurance of $429,000 and lower write-downs of investments in third-party equity funds. Such write-downs were $103,000 and $898,000 for the first quarters of 2003 and 2002, respectively.

Noninterest Expenses

	For the 3 Months Ended March 31, 2003 vs. 2002
Noninterest Expenses (Dollars in thousands)	Increase/(Decrease)
	Amount	%

Salaries	$1,992	6.3
Employee benefits	897	10.5
Stock-based compensation expense	(301)	(74.7)
Net occupancy expense of bank premises	191	4.9
Furniture and equipment expenses	367	5.7
Communications and supplies	180	5.5
Other expenses	264	2.2

Total noninterest expenses	$3,590	5.4

Noninterest expenses for the quarter ended March 31, 2003, increased 5.4% to $69,781,000 from $66,191,000 for the first quarter of 2002. The principal contributors to the year-over-year increase were salaries, due to the reorganization of the Investment and Wealth Management business, and higher incentive compensation expenses. Employee benefits expense increased due to rising pension costs, which was offset primarily by a $500,000 rebate due to favorable experience in medical claims expense. The decrease in stock-based compensation expense was due to declines in the value of the deferred compensation plan for directors, which fluctuates with the value of Mercantile’s stock.

Mercantile Bankshares Corporation

The efficiency ratio, a key measure of expense management, was 46.7% for the first quarter of 2003 versus 46.2% for the comparable period in 2002.

Analysis of Financial Condition

At March 31, 2003, total assets increased 10.3% to $11,018,621,000 compared to $9,988,341,000 one year earlier. Total assets at December 31, 2002 were $10,790,376,000. Total loans increased 7.3% to $7,446,553,000 at March 31, 2003, compared to $6,941,615,000 at March 31, 2002. Loans increased 1.8% compared to last quarter end from $7,312,027,000.

Total deposits at March 31, 2003, were $8,495,483,000, an increase of 13.4% from $7,491,665,000 at the end of the first quarter 2002, and a 2.8% increase from December 31, 2002. The growth from a year earlier is consistent with what we are seeing across the industry. Interest-bearing deposits were $6,374,039,000, an increase of 13.0% from March 31, 2002, and a 3.2% increase from last quarter. Interest-bearing deposits were 75.0% of total deposits at March 31, 2003, which is relatively unchanged from the last quarter end and a year ago. Noninterest-bearing deposits increased 14.6% to $2,121,444,000 as of March 31, 2003, compared to $1,850,927,000 at March 31, 2002 and $2,086,745,000 at December 31, 2002.

Shareholders’ equity at March 31, 2003, was $1,352,294,000, an increase of 8.6% from $1,245,542,000 for the prior year. Mercantile repurchased 5,500 shares during the three months ended March 31, 2003, and has authorization enabling it to repurchase up to 1.5 million additional shares. Management expects share repurchases will resume after the close of its proposed acquisition of F&M Bancorp. For more details, see the Statement of Changes in Consolidated Shareholders’ Equity on page 5.

Asset Quality

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, renegotiated loans and other real estate owned (i.e., real estate acquired in foreclosure or in lieu of foreclosure). With respect to nonaccrual loans, the Corporation’s policy is that, regardless of the value of the underlying collateral and/or guarantees, no interest is accrued on the entire balance once either principal or interest payments on any loan become 90 days past due at the end of a calendar quarter. All accrued and uncollected interest on such loans is eliminated from the income statement and is recognized only as collected. A loan may be put on nonaccrual status sooner than this standard if, in management’s judgement, such action is warranted. During the three months ended March 31, 2003, nonperforming assets decreased $6,054,000 to $27,449,000.

Nonperforming loans, one of the components of nonperforming assets, decreased $6,116,000 while other real estate owned, the other component increased $62,000. Nonperforming assets as a percent of period-end loans and other real estate owned was .37% at March 31, 2003 and .46% at December 31, 2002, respectively. The leasing company’s portfolio accounted for 9.8% of nonperforming loans at March 31, 2003, but only 1.3% of the outstanding portfolio of loans and leases. As a result of credit quality concerns about the leasing portfolio, management previously announced it was narrowing the focus of the leasing business and discontinuing certain activities. Excluding the leasing portfolio, nonperforming loans are .33% of period-end loans.

The level of “monitored” loans, or loans with characteristics suggesting that they could be classified as nonperforming in the near future, increased by $10,067,000 during the quarter. At March 31, 2003, monitored loans were $34,917,000 compared to $24,850,000 at December 31, 2002. The increase is attributable to one longstanding commercial loan customer at the lead bank. The customer, which is involved in the construction equipment business, has two asset-based loans totaling approximately $11,800,000. The largest component of monitored loans continues to be the two commercial aircraft-related loans added to this category during the fourth quarter of 2002. These two loans are performing and current with a balance of approximately $19,800,000 at March 31, 2003, but remain in the monitored category because of continuing pressure on the airline industry overall. The amount of loans past due 30-89 days improved from $104,162,000 at December 31, 2002 to $54,899,000 at March 31, 2003.

Mercantile Bankshares Corporation

The table below presents a comparison of nonperforming assets at March 31, 2003 and at the end of December and March 2002.

Nonperforming Assets (Dollars in thousands)	March 31, 2003	December 31, 2002	March 31, 2002

Nonaccrual loans (1)
Commercial	$19,993	$25,260	$36,799
Construction	1,383	1,365	1,913
Residential real estate	2,967	2,479	2,982
Consumer	234	261	283
Lease financing	2,678	4,006	9,403

Total nonaccrual loans	27,255	33,371	51,380
Renegotiated loans (1)	—	—	—
Loans contractually past due 90 days or more and still accruing interest	—	—	—

Total nonperforming loans	27,255	33,371	51,380
Other real estate owned	194	132	179

Total nonperforming assets	$27,449	$33,503	$51,559

Nonperforming assets as a percent of period-end loans and other real estate owned	.37%	.46%	.74%

(1)	Aggregate gross interest income of $548,000, $2,790,000 and $968,000 for the first quarter of 2003, the year 2002 and first quarter 2002, respectively, on nonaccrual and renegotiated loans, would have been recorded if these loans had been accruing on their original terms throughout the period or since origination if held for part of the period. The amount of interest income on the nonaccrual and renegotiated loans that was recorded totalled $55,000, $641,000 and $263,000 for the first three months of 2003, the year 2002 and first quarter 2002, respectively.

Note: The Corporation was monitoring loans estimated to aggregate $34,917,000 at March 31, 2003, $24,850,000 at December 31, 2002 and $30,294,000 at March 31, 2002, not classified as nonaccrual or renegotiated loans. These loans had characteristics which indicated they might result in such classification in the future.

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

The allowance for loan losses has been established through provisions for loan losses charged against income. The provision for loan losses for the first quarter of 2003 was $3,016,000 and $3,083,000 for the same period last year. Loans deemed uncollectible are charged against the allowance for loan losses and any subsequent recoveries are credited to the allowance. Intensive collection efforts continue after charge-off in order to maximize recovery amounts. Net charge-offs were $1,190,000 for the first three months of 2003 compared to $1,041,000 for the same period in 2002. The allowance for loans as a percent of period-end loans was 1.89% at March 31, 2003 and 2.07% at the end of the first quarter last year.

Mercantile Bankshares Corporation

The following table presents a summary of the activity in the Allowance for Loan Losses for the three months ended March 31, 2003 and 2002:

	For the 3 Months Ended
Allowance for Loan Losses (Dollars in thousands)	March 31,
	2003	2002

Allowance balance — beginning	$138,601	$141,463
Charge-offs:
Commercial	(447)	(830)
Construction	—	—
Residential real estate	—	(34)
Consumer	(851)	(748)
Lease financing	(641)	—

Total	(1,939)	(1,612)

Recoveries:
Commercial	222	133
Construction	135	6
Residential real estate	4	26
Consumer	388	406
Lease financing	—	—

Total	749	571

Net charge-offs	(1,190)	(1,041)
Provision for loan losses	3,016	3,083

Allowance balance — ending	$140,427	$143,505

Average loans	$7,359,645	$6,930,031

Net charge-offs (annualized) as a percent of average loans	.07%	.06%

Period-end loans	$7,446,553	$6,941,615

Allowance for loan losses as a percent of period-end loans	1.89%	2.07%

Cautionary Statement

This report contains forward-looking statements within the meaning of and pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. A forward-looking statement encompasses any estimate, prediction, opinion or statement of belief contained in this report, and the underlying management assumptions. Such statements in this report include identification of trends, loan growth, comments on adequacy of the allowance for loan losses, credit quality, changes in leasing activities, effects of asset sensitivity and interest rate changes, and information concerning market risk referenced in Item 3. Forward-looking statements are based on current expectations and assessments of potential developments affecting market conditions, interest rates and other economic conditions, and results may ultimately vary from the statements made in this report.

Mercantile Bankshares Corporation

MERCANTILE BANKSHARES CORPORATION

ANALYSIS OF INTEREST RATES AND INTEREST DIFFERENTIALS

The following table presents the distribution of the average consolidated balance sheets, interest income/expense and annualized yields earned and rates paid through the first three months of 2003 and 2002.

	2003			2002
(Dollars in thousands)	Average Balance	Income*/ Expense	Yield*/ Rate	Average Balance	Income*/ Expense	Yield*/ Rate

Earning assets
Loans:**
Commercial	$4,449,636	$66,059	6.02%	$4,204,530	$69,654	6.72%
Construction	823,547	11,386	5.61	670,636	10,449	6.32
Residential real estate	1,077,721	18,313	6.89	1,071,028	19,957	7.56
Consumer	1,008,741	16,449	6.61	983,837	17,798	7.34

Total loans	7,359,645	112,207	6.18	6,930,031	117,858	6.90

Federal funds sold, et al	56,500	723	5.19	120,257	1,661	5.60
Securities:***
Taxable securities
U.S. Treasury securities	1,241,058	13,027	4.26	1,515,836	17,939	4.80
U.S. Agency securities	686,987	8,168	4.82	502,687	6,404	5.17
Other stocks and bonds	609,891	6,810	4.53	227,092	3,310	5.91
Tax-exempt securities
States and political subdivisions	38,794	772	8.07	39,040	793	8.24

Total securities	2,576,730	28,777	4.53	2,284,655	28,446	5.05

Interest-bearing deposits in other banks	358	3	3.89	357	4	4.59

Total earning assets	9,993,233	141,710	5.75	9,335,300	147,969	6.43

Cash and due from banks	225,975			215,065
Bank premises and equipment, net	103,706			101,520
Other assets	341,538			266,286
Less: allowance for loan losses	(140,243)			(143,184)

Total assets	$10,524,209			$9,774,987

Interest-bearing liabilities
Deposits:
Savings	$1,029,033	1,370.54		$909,849	2,181.97
Checking plus interest	953,243	558.24		834,903	731.36
Money market	1,185,071	2,637.90		1,003,517	3,583	1.45
Certificates of deposit $100,000 and over	1,223,688	7,968	2.64	1,000,156	9,061	3.67
Other time deposits	1,716,941	12,596	2.98	1,783,770	17,578	4.00

Total interest-bearing deposits	6,107,976	25,129	1.67	5,532,195	33,134	2.43
Short-term borrowings	779,200	1,545.80		909,217	3,312	1.48
Long-term debt	275,838	2,362	3.47	283,333	2,828	4.05

Total interest-bearing funds	7,163,014	29,036	1.64	6,724,745	39,274	2.37

Noninterest-bearing deposits	1,961,362			1,707,275
Other liabilities and accrued expenses	104,493			114,579

Total liabilities	9,228,869			8,546,599
Shareholders’ equity	1,295,340			1,228,388

Total liabilities and shareholders’ equity	$10,524,209			$9,774,987

Net interest income		$112,674			$108,695

Net interest rate spread			4.11%			4.06%
Effect of noninterest-bearing funds			.46			.66

Net interest margin on earning assets			4.57%			4.72%

Tax-equivalent adjustment included in:
Loan income		$1,215			$1,160
Investment securities income		333			347

Total		$1,548			$1,507

    * Presented on a tax-equivalent basis using the statutory federal corporate income tax rate of 35%.

  ** Nonaccrual loans are included in average loans.

*** Balances reported at amortized cost; excludes pretax unrealized gains (losses) on securities available-for-sale.

Mercantile Bankshares Corporation

MERCANTILE BANKSHARES CORPORATION

RATE/VOLUME ANALYSIS

A rate/volume analysis, which demonstrates changes in interest income and expense for significant assets and liabilities, appears below:

	For the 3 Months Ended March 31, 2003 vs. 2002 Due to variances in
(Dollars in thousands)	Rates	Volumes	Total

Interest earned on:
Loans:
Commercial (1)	$(7,656)	$4,061	$(3,595)
Construction (2)	(1,445)	2,382	937
Residential real estate	(1,769)	125	(1,644)
Consumer	(1,800)	451	(1,349)

Total loans	(12,670)	7,019	(5,651)
Taxable securities (3)	(3,248)	3,600	352
Tax-exempt securities (3)	(16)	(5)	(21)
Federal funds sold, et al	(57)	(881)	(938)
Interest-bearing deposits in other banks	(1)	—	(1)

Total interest income	(15,992)	9,733	(6,259)

Interest paid on:
Savings deposits	(1,097)	286	(811)
Checking plus interest deposits	(277)	104	(173)
Money market accounts	(1,594)	648	(946)
Certificates of deposit $100,000 and over	(3,118)	2,025	(1,093)
Other time deposits	(4,323)	(659)	(4,982)
Short-term borrowings	(1,293)	(474)	(1,767)
Long-term debt	(391)	(75)	(466)

Total interest expense	(12,093)	1,855	(10,238)

Net interest earned	$(3,899)	$7,878	$3,979

(1)	Year-to-date tax-equivalent adjustments of $876,000 and $905,000 for 2003 and 2002, respectively, are included in the commercial loan rate variances.
(2)	Year-to-date tax-equivalent adjustments of $339,000 and $255,000 for 2003 and 2002, respectively, are included in the construction loan rate variances.
(3)	Year-to-date tax-equivalent adjustments of $333,000 and $347,000 for 2003 and 2002, respectively, are included in the investment securities rate variances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information responsive to this Item as of December 31, 2002 appears under the captions “Risk Management”, “Interest Rate Sensitivity Analysis” and “Earnings Simulation Model Projections” on pages 24-27 of the registrant‘s 2002 Annual Report to Shareholders, filed as Exhibit 13 to registrant‘s Annual Report on Form 10-K for the year ended December 31, 2002. There was no material change in such information as of March 31, 2003.

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

(b) Reports on Form 8-K

Form 8-K filed, dated January 22, 2003, Item 5.

Form 8-K filed, dated January 28, 2003, Item 5.

Form 8-K filed, dated February 5, 2003, Item 5.

Form 8-K filed, dated February 25, 2003, Item 5.

Form 8-K filed, dated March 12, 2003, Item 5.

Form 8-K filed, dated March 13, 2003, Item 5.

Mercantile Bankshares Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCANTILE BANKSHARES CORPORATION
April 23, 2003	Principal Executive Officer

/s/ Edward J. Kelly, III
By: Edward J. Kelly, III Chairman of the Board, President and Chief Executive Officer

April 23, 2003	Principal Financial Officer

/s/ Terry L. Troupe
By: Terry L. Troupe Chief Financial Officer

April 23, 2003	Chief Accounting Officer

/s/ William T. Skinner, Jr.
By: William T. Skinner, Jr, Controller

Mercantile Bankshares Corporation

I, Edward J. Kelly, III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Mercantile Bankshares Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a – 14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

/s/ EDWARD J. KELLY, III Edward J. Kelly, III Chairman of the Board, President and Chief Executive Officer

Mercantile Bankshares Corporation

I, Terry L. Troupe, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Mercantile Bankshares Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a – 14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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