Form 10-Q
period 2003-06-30
MERCANTILE BANKSHARES CORP
filed 2003-07-28
CIK 64908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. As of July 18, 2003, registrant had outstanding 69,102,971 shares of Common Stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MERCANTILE BANKSHARES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	June 30, 2003	December 31, 2002	June 30, 2002

ASSETS
Cash and due from banks	$350,833	$281,130	$275,500
Interest-bearing deposits in other banks	258	358	358
Federal funds sold	324,274	264,293	5,511
Securities purchased under resale agreements	100,000	—	—

Total cash and cash equivalents	775,365	545,781	281,369

Investment securities available-for-sale (Note 3)	2,692,101	2,511,192	2,362,330
Investment securities held-to-maturity (Note 3)	51,189	53,391	54,013
Loans held-for-sale	85,740	—	46,466
Loans:
Commercial	4,460,639	4,317,263	4,171,083
Construction	887,237	810,985	751,193
Residential real estate	1,092,785	1,066,694	1,079,004
Consumer	1,031,760	1,014,905	1,005,328
Lease financing	88,510	102,180	128,285

Total loans	7,560,931	7,312,027	7,134,893
Less: allowance for loan losses	(142,261)	(138,601)	(135,394)

Loans, net	7,418,670	7,173,426	6,999,499

Bank premises and equipment, less accumulated depreciation of $124,171 (2003), $119,666 (December 2002) and $114,100 (June 2002)	104,099	102,428	100,892
Other real estate owned, net	376	132	63
Goodwill, net	119,730	102,705	102,705
Other intangible assets, net (Note 6)	16,107	7,530	8,510
Other assets	232,924	293,791	203,387

Total assets	$11,496,301	$10,790,376	$10,159,234

LIABILITIES
Deposits:
Noninterest-bearing deposits	$2,276,408	$2,086,745	$1,937,270
Interest-bearing deposits	6,359,166	6,174,195	5,770,906

Total deposits	8,635,574	8,260,940	7,708,176
Short-term borrowings	816,309	823,385	806,957
Accrued expenses and other liabilities	90,291	94,479	93,301
Long-term debt	578,533	287,214	268,713

Total liabilities	10,120,707	9,466,018	8,877,147

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized 2,000,000 shares; issued and outstanding — None
Common stock, $2 par value; authorized 130,000,000 shares; issued shares — 69,093,254 (2003), 68,836,092 (December 2002) and 69,763,663 (June 2002); restricted shares — 171,369 (2003), 76,250 (December 2002) and 66,250 (June 2002)	138,187	137,672	139,527
Capital surplus	128,714	120,577	157,222
Retained earnings	1,063,381	1,010,248	954,506
Accumulated other comprehensive income (loss)	45,312	55,861	30,832

Total shareholders’ equity	1,375,594	1,324,358	1,282,087

Total liabilities and shareholders’ equity	$11,496,301	$10,790,376	$10,159,234

See notes to consolidated financial statements

Mercantile Bankshares Corporation

MERCANTILE BANKSHARES CORPORATION

STATEMENT OF CONSOLIDATED INCOME

	For the 6 Months Ended June 30,		For the 3 Months Ended June 30,
(Dollars in thousands, except per share data)	2003	2002	2003	2002

INTEREST INCOME
Interest and fees on loans	$222,954	$233,822	$111,962	$117,124

Interest and dividends on investment securities:
Taxable interest income	53,822	54,991	26,638	27,707
Tax-exempt interest income	964	959	497	479
Dividends	428	542	199	259
Other investment income	2,882	104	2,318	52

	58,096	56,596	29,652	28,497

Other interest income	2,040	2,667	1,314	1,002

Total interest income	283,090	293,085	142,928	146,623

INTEREST EXPENSE
Interest on deposits	48,579	63,609	23,450	30,475
Interest on short-term borrowings	3,014	6,240	1,469	2,928
Interest on long-term debt	7,648	5,623	5,286	2,795

Total interest expense	59,241	75,472	30,205	36,198

NET INTEREST INCOME	223,849	217,613	112,723	110,425
Provision for loan losses	6,067	8,199	3,051	5,116

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	217,782	209,414	109,672	105,309

NONINTEREST INCOME
Investment and wealth management	36,873	34,355	19,508	17,828
Service charges on deposit accounts	16,371	15,189	8,311	7,726
Mortgage banking related fees	4,895	5,089	2,507	1,915
Investment securities gains and (losses)	7,351	1,049	6,536	1,051
Other income	17,800	15,962	8,575	8,285

Total noninterest income	83,290	71,644	45,437	36,805

NONINTEREST EXPENSES
Salaries	70,732	66,016	36,317	34,066
Employee benefits	18,747	16,600	9,319	8,069
Net occupancy expense of bank premises	8,315	7,969	4,219	4,064
Furniture and equipment expenses	13,542	12,059	6,743	5,627
Communications and supplies	6,617	6,663	3,181	3,407
Other expenses	28,877	24,814	17,270	12,697

Total noninterest expenses	146,830	134,121	77,049	67,930

Income before income taxes	154,242	146,937	78,060	74,184
Applicable income taxes	55,246	53,817	28,050	27,239

NET INCOME	$98,996	$93,120	$50,010	$46,945

NET INCOME PER SHARE OF COMMON STOCK (Note 2):
Basic	$1.44	$1.33	$.73	$.67

Diluted	$1.43	$1.32	$.72	$.67

See notes to consolidated financial statements

Mercantile Bankshares Corporation

MERCANTILE BANKSHARES CORPORATION

STATEMENT OF CONSOLIDATED CASH FLOWS

Increase (decrease) in cash and cash equivalents	For the 6 Months Ended June 30,
(Dollars in thousands)	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$98,996	$93,120
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,067	8,199
Depreciation and amortization	6,331	6,399
Amortization of other intangible assets	1,409	1,050
Investment securities (gains) and losses	(7,351)	(1,049)
Write-downs of investments in private equity funds	188	1,060
Write-downs of other real estate owned	—	2
Gains on sales of other real estate owned	(268)	(43)
Gains on sales of buildings	(228)	(350)
Net (increase) decrease in assets:
Interest receivable	5,036	(663)
Other receivables	(7,564)	(42,050)
Other assets	236	2,415
Loans held-for-sale	(85,740)	91,484
Net increase (decrease) in liabilities:
Interest payable	921	(8,698)
Accrued expenses	(2,182)	(8,844)
Taxes payable	(4,094)	(10,352)

Net cash provided by operating activities	11,757	131,680

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held-to-maturity	4,603	928
Proceeds from maturities of investment securities available-for-sale	439,129	286,822
Proceeds from sales of investment securities available-for-sale	399,958	53,039
Purchases of investment securities held-to-maturity	(2,401)	(2,672)
Purchases of investment securities available-for-sale	(954,481)	(405,160)
Net increase in customer loans	(251,555)	(242,935)
Proceeds from sales of other real estate owned	268	179
Capital expenditures	(8,376)	(6,221)
Proceeds from sales of buildings	602	575
Acquisition of asset management and brokerage companies	(28,530)	—
Other investing activity	(1,085)	(8,766)

Net cash used in investing activities	(401,868)	(324,211)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	189,663	53,392
Net increase in checking plus interest and savings accounts	150,951	241,530
Net increase (decrease) in certificates of deposit	34,020	(34,118)
Net decrease in short-term borrowings	(7,076)	(46,321)
Proceeds from issuance of long-term debt	300,000	—
Repayment of long-term debt	(8,400)	(8,300)
Proceeds from issuance of shares	4,114	4,329
Repurchase of common shares	(212)	(10,546)
Dividends paid	(43,365)	(40,413)

Net cash provided by financing activities	619,695	159,553

Net increase (decrease) in cash and cash equivalents	229,584	(32,978)
Cash and cash equivalents at beginning of period	545,781	314,347

Cash and cash equivalents at end of period	$775,365	$281,369

See notes to consolidated financial statements

Mercantile Bankshares Corporation

MERCANTILE BANKSHARES CORPORATION

STATEMENT OF CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(Dollars in thousands, except per share data)	Total	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)

BALANCE, DECEMBER 31, 2001	$1,230,206	$139,551	$159,947	$904,479	$26,229

Net income	93,120			93,120
Unrealized gains (losses) on securities available-for-sale, net of reclassification adjustment, net of taxes	4,603				4,603

Comprehensive income	97,723

Cash dividends paid:
Common stock ($.58 per share)	(40,413)			(40,413)
Issuance of 53,466 shares for dividend reinvestment and stock purchase plan	1,892	107	1,785
Issuance of 11,261 shares for employee stock purchase dividend reinvestment plan	469	22	447
Issuance of 114,976 shares for employee stock option plan	1,968	230	1,738
Issuance of 66,250 shares for restricted stock awards	2,981	133	2,848
Deferred compensation — restricted stock awards	(2,680)			(2,680)
Purchase of 258,000 shares under stock repurchase plan	(10,546)	(516)	(10,030)
Vested stock options	487		487

BALANCE, JUNE 30, 2002	$1,282,087	$139,527	$157,222	$954,506	$30,832

BALANCE, DECEMBER 31, 2002	$1,324,358	$137,672	$120,577	$1,010,248	$55,861

Net income	98,996			98,996
Unrealized gains (losses) on securities available-for-sale, net of reclassification adjustment, net of taxes (Note 7)	(10,549)				(10,549)

Comprehensive income	88,447

Cash dividends paid:
Common stock ($.63 per share)	(43,365)			(43,365)
Issuance of 60,823 shares for dividend reinvestment and stock purchase plan	2,119	122	1,997
Issuance of 12,249 shares for employee stock purchase dividend reinvestment plan	455	25	430
Issuance of 89,053 shares for employee stock option plan	1,540	177	1,363
Issuance of 100,537 shares for restricted stock awards	3,561	202	3,359
Deferred compensation — restricted stock awards	(2,498)			(2,498)
Purchase of 5,500 shares under stock repurchase plan	(212)	(11)	(201)
Vested stock options	1,189		1,189

BALANCE, JUNE 30, 2003	$1,375,594	$138,187	$128,714	$1,063,381	$45,312

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

2.    Earnings Per Share

Basic earnings per share (EPS) is computed by dividing income available to common shareholders by weighted average common shares outstanding. Diluted EPS is computed using the same components as in basic EPS with the denominator adjusted for the dilutive effect of stock options and restricted stock awards. The following tables provide a reconciliation between the computation of basic EPS and diluted EPS for the six months and quarters ended June 30, 2003 and 2002:

	For the 6 Months Ended June 30,
	2003			2002
(In thousands, except per share data)	Net Income	Weighted Average Common Shares	EPS	Net Income	Weighted Average Common Shares	EPS

Basic EPS	$98,996	68,815	$1.44	$93,120	69,807	$1.33
Dilutive effect of stock options and restricted stock awards		438			559

Diluted EPS	$98,996	69,253	$1.43	$93,120	70,366	$1.32

	For the 3 Months Ended June 30,
	2003			2002
(In thousands, except per share data)	Net Income	Weighted Average Common Shares	EPS	Net Income	Weighted Average Common Shares	EPS

Basic EPS	$50,010	68,860	$.73	$46,945	69,793	$.67
Dilutive effect of stock options and restricted stock awards		458			529

Diluted EPS	$50,010	69,318	$.72	$46,945	70,322	$.67

Antidilutive options and awards excluded in the computation of diluted earnings per share were 238,838 and 108,046 for year-to-date June 30, 2003 and 2002, respectively, and 249,978 and 237,125 for quarter-to-date June 30, 2003 and 2002, respectively.

Mercantile Bankshares Corporation

3.    Investment Securities

The amortized cost and fair value of investment securities at June 30, 2003, December 31, 2002 and June 30, 2002, are shown below:

	June 30, 2003		December 31, 2002		June 30, 2002
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Securities available-for-sale
U.S. Treasury	$950,507	$988,831	$1,375,703	$1,421,890	$1,465,056	$1,491,036
U.S. Government agencies	657,177	685,061	695,970	727,627	638,911	655,122
Mortgage-backed securities	927,625	933,508	341,805	348,323	199,715	200,430
States and political subdivisions	449	477	549	577	649	673
Other investments	83,694	84,224	7,683	12,775	7,893	15,069

Total	$2,619,452	$2,692,101	$2,421,710	$2,511,192	$2,312,224	$2,362,330

Securities held-to-maturity
States and political subdivisions	$36,224	$39,239	$38,299	$41,150	$38,552	$40,916
Other investments	14,965	14,965	15,092	15,092	15,461	15,461

Total	$51,189	$54,204	$53,391	$56,242	$54,013	$56,377

4.    Impaired Loans

A loan is considered impaired, based on current information and events, if it is probable that Bankshares will not collect all principal and interest payments according to the contractual terms of the loan agreement. Generally, a loan is considered impaired once either principal or interest payments become 90 days past due at the end of a calendar quarter. A loan may be considered impaired sooner if, in management’s judgement, such action is warranted. The impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the repayment is expected to be provided predominantly by the underlying collateral. A majority of Bankshares’ impaired loans are measured by reference to the fair value of the collateral. Accrued interest on impaired loans is reversed and is recognized on the cash basis. Information with respect to impaired loans and the related valuation allowance (if the measure of the impaired loan is less than the recorded investment) at June 30 and March 31, 2003 and at the end of December 2002, is shown below. See Form 10-K for more details.

(Dollars in thousands)	June 30, 2003	March 31, 2003	December 31, 2002

Impaired loans with a specific valuation allowance	$18,523	$8,189	$13,751
All other impaired loans	15,066	15,865	16,813

Total impaired loans	$33,589	$24,054	$30,564

Specific allowance for loan losses applicable to impaired loans	$8,840	$4,857	$5,251
Allowance for loan losses applicable to other than impaired loans	133,421	135,570	133,350

Total allowance for loan losses	$142,261	$140,427	$138,601

Year-to-date interest income on impaired loans recorded on the cash basis	$155	$97	$563

Year-to-date average recorded investment in impaired loans during the period	$26,438	$24,054	$53,777

Quarter-to-date interest income on impaired loans recorded on the cash basis	$58	$97	$143

Quarter-to-date average recorded investment in impaired loans during the period	$28,822	$24,054	$44,263

Note: Impaired loans do not include large groups of smaller balance homogeneous loans that are evaluated collectively for impairment (e.g., residential mortgages and consumer installment loans). The allowance for loan losses related to these loans is included in the allowance for loan losses applicable to other than impaired loans.

Mercantile Bankshares Corporation

5.    Commitments

Various commitments to extend credit (lines of credit) are made in the normal course of banking business. Total unused lines of credit approximated $2,762,800,000, $2,984,302,000 and $2,865,317,000 at June 30, 2003, December 31, 2002 and June 30, 2002, respectively. The lines of credit commitments are shown here at fair value. These amounts are not recorded on the books of Bankshares. In addition, letters of credit are issued for the benefit of customers by affiliated banks. Outstanding letters of credit were $245,200,000 at June 30, 2003, $241,142,000 at December 31, 2002 and $217,627,000 at June 30, 2002. The fees received for issuing letters of credit are deferred and amortized over the term of the commitment. The letters of credit at June 30, 2003 had a carrying value of $430,000 representing unamortized fees.

Bankshares’ mortgage banking subsidiary, as a Fannie Mae Delegated Underwriting and Servicing lender, has a loss sharing arrangement with Fannie Mae. The unamortized principal balance of the underlying loans totaled $123,578,000 at June 30, 2003. No carrying value has been established for possible losses since there have been no losses recognized during the six-year history of the arrangement and none are expected as of June 30, 2003.

The mortgage subsidiary has also originated and sold loans with recourse. The unamortized amount of principal balance of loans with recourse totaled $2,844,000 at June 30, 2003.

Bankshares has committed to invest funds in third-party private equity investments. At June 30, 2003, December 31, 2002 and June 30, 2002, $17,981,000, $15,243,000 and $12,893,000, respectively, remained unfunded.

6.    Intangible Assets

The following table discloses the gross carrying amount and accumulated amortization of intangible assets subject to amortization at June 30, 2003 and December 31, 2002:

	June 30, 2003			December 31, 2002
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount

Deposit intangibles	$13,846	$(7,313)	$6,533	$13,846	$(6,581)	$7,265
Mortgage servicing rights	1,341	(1,275)	66	1,543	(1,282)	261
Other	10,110	(602)	9,508	50	(46)	4

Total	$25,297	$(9,190)	$16,107	$15,439	$(7,909)	$7,530

The aggregate amortization expense was $1,409,000 for the six months ended June 30, 2003 and $1,972,000 for the year ended December 31, 2002. The estimated aggregate amortization expense for each of the next five years is: 2004 – $3,033,000; 2005 – $3,033,000; 2006 – $3,033,000; 2007 – $2,818,000; 2008 – $1,736,000.

7.    Comprehensive Income

The following table summarizes the related tax effect of unrealized gains (losses) on securities available-for-sale for the six months ended June 30, 2003 and 2002. The net amount is included in accumulated other comprehensive income (loss) in the Statement of Changes in Consolidated Shareholders’ Equity on Page 5.

	For the 6 Months Ended June 30,
	2003			2002
(Dollars in thousands)	Pretax Amount	Tax (Expense) Benefit	Net Amount	Pretax Amount	Tax (Expense) Benefit	Net Amount

Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	$(9,484)	$3,379	$(6,105)	$8,337	$(3,100)	$5,237
Reclassification adjustment for (gains) losses included in net income	(7,351)	2,907	(4,444)	(1,049)	415	(634)

Total	$(16,835)	$6,286	$(10,549)	$7,288	$(2,685)	$4,603

8.    Capital Adequacy

Bankshares and its bank affiliates are subject to various regulatory capital requirements administered by the federal and state banking agencies. These requirements include maintaining certain capital ratios above minimum levels. These capital ratios include Tier I capital and Total risk-based capital as percents of net risk-weighted assets and Tier I capital as a percent of adjusted average total assets (leverage ratio). The minimum ratios for capital adequacy purposes are 4.00%, 8.00% and 4.00%, for the Tier I capital, Total capital and leverage ratios, respectively. To be categorized as well capitalized, a bank must maintain minimum ratios of 6.00%, 10.00% and 5.00%, for its Tier I capital, Total capital and leverage ratios,

Mercantile Bankshares Corporation

respectively. Management believes that, as of June 30, 2003, Bankshares and its bank affiliates exceeded all capital adequacy requirements to which they are subject and are well capitalized.

Capital ratios and the amounts used to calculate them are presented in the following table for Bankshares and Mercantile – Safe Deposit & Trust Company (MSD&T), the lead bank, as of June 30, 2003 and December 31, 2002.

	June 30, 2003		December 31, 2002
(Dollars in thousands)	Bankshares	MSD&T	Bankshares	MSD&T

Tier I capital	$1,187,499	$416,202	$1,151,831	$430,375
Total risk-based capital	1,589,195	460,547	1,250,550	473,185
Net risk-weighted assets	8,224,156	3,540,131	7,677,476	3,407,691
Adjusted average total assets	10,810,386	4,463,269	10,281,071	4,246,480

Tier I capital ratio	14.44%	11.76%	15.00%	12.63%
Total capital ratio	19.32%	13.01%	16.29%	13.89%
Leverage ratio	10.98%	9.33%	11.20%	10.13%

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

The following tables present selected segment information for the six months ended June 30, 2003 and 2002. The components in the “Other” column consist of amounts for the nonbank affiliates and intercompany eliminations. Certain expense amounts such as operations overhead have been reclassified from internal financial reporting in order to provide for full cost absorption. These reclassifications are shown in the “Adjustments” line.

	For the 6 Months Ended June 30, 2003
(Dollars in thousands)	MSD&T – Banking	MSD&T – IWM	Total MSD&T	Community Banks	Other	Total

Net interest income	$71,489	$—	$71,489	$153,503	$(1,143)	$223,849
Provision for loan losses	(2,958)	—	(2,958)	(3,109)	—	(6,067)
Noninterest income	21,592	37,164	58,756	31,542	(7,008)	83,290
Noninterest expenses	(43,929)	(30,426)	(74,355)	(78,352)	5,877	(146,830)
Adjustments	7,763	(1,559)	6,204	(3,220)	(2,984)	—

Income (loss) before income taxes	53,957	5,179	59,136	100,364	(5,258)	154,242
Income tax (expense) benefit	(19,443)	(2,072)	(21,515)	(34,637)	906	(55,246)

Net income (loss)	$34,514	$3,107	$37,621	$65,727	$(4,352)	$98,996

Average assets			$4,326,291	$6,624,800	$(170,717)	$10,780,374
Average equity			454,182	843,198	12,517	1,309,897

	For the 6 Months Ended June 30, 2002
(Dollars in thousands)	MSD&T – Banking	MSD&T – IWM	Total MSD&T	Community Banks	Other	Total

Net interest income	$72,868	$—	$72,868	$145,981	$(1,236)	$217,613
Provision for loan losses	(4,665)	—	(4,665)	(3,534)	—	(8,199)
Noninterest income	21,006	34,154	55,160	24,146	(7,662)	71,644
Noninterest expenses	(46,283)	(21,505)	(67,788)	(74,112)	7,779	(134,121)
Adjustments	8,713	(663)	8,050	(4,372)	(3,678)	—

Income (loss) before income taxes	51,639	11,986	63,625	88,109	(4,797)	146,937
Income tax (expense) benefit	(18,664)	(4,795)	(23,459)	(30,879)	521	(53,817)

Net income (loss)	$32,975	$7,191	$40,166	$57,230	$(4,276)	$93,120

Average assets			$4,026,306	$6,040,205	$(213,191)	$9,853,320
Average equity			430,442	755,304	55,318	1,241,064

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

The fair value of derivative instruments recorded in other assets was $18,303,000 (notional $203,157,000) and $11,424,000 (notional $203,190,000) at June 30, 2003 and December 31, 2002, respectively. The fair value of derivative instruments recorded in other liabilities was $2,512,000 (notional $100,000,000) and $0 at June 30, 2003 and December 31, 2002, respectively. For the six months ended June 30, 2003, Bankshares recognized a net gain of $42,000, included in interest and fees on loans, which represented the ineffective portion of the fair-value hedge of fixed-rate loans made to borrowers. For the year ended December 31, 2002, Bankshares recognized a net loss of $40,000. The fair-value hedges of nonrepayable fixed-rate debt was 100% effective for the reported periods.

11.    Stock-based Compensation Expense

Bankshares has several stock-based compensation programs for its directors, management and employees. These programs include the use of stock options, restricted stock awards and phantom stock. The compensation costs associated with Bankshares’ Omnibus Stock Plans and the granting of restricted stock awards are included in salaries expense. The costs associated with Bankshares’ deferred directors’ compensation plan is included in professional fees as part of other expenses on the income statement. These amounts are summarized in the table below:

	For the 6 Months Ended June 30,		For the 3 Months Ended June 30,
	2003	2002	2003	2002

Option related expense	$865	$712	$406	$408
Restricted stock award expense	922	299	604	299

Sub-total included in salaries expense	1,787	1,011	1,010	707

Directors’ deferred compensation expense	314	(191)	989	(290)

Total stock-based compensation expense	$2,101	$820	$1,999	$417

12.    Acquisitions and Merger Related Expenses

In March and April 2003, Bankshares acquired, in separate transactions, Boyd Watterson Asset Management, LLC, an investment management firm and Peremel & Company, a directed and discount brokerage company. In the aggregate, the companies were purchased for approximately $29 million in cash. The Boyd Watterson acquisition has a potential additional contingent purchase payment of up to $8.6 million. The contingent payment will be recorded when amounts are resolved and become payable three years from the acquisition date. Bankshares finalized and recorded approximately $10.1 million of identified intangibles, mostly client relationships, as a result of these acquisitions. These intangibles are being amortized on a straight line basis over a range of 3 to 8 years. Goodwill recorded on these transactions totaled approximately $17.0 million at June 30, 2003.

On July 8, 2003, the Board of Governors of the Federal Reserve System approved the application by Bankshares to merge with F&M Bancorp. The Federal Reserve Board also approved the application by F&M Bancorp’s bank subsidiary, Farmers & Mechanics Bank, to merge with Fredericktown Bank & Trust Company, a Bankshares subsidiary. The merger between Bankshares and F&M Bancorp is subject to approval by state regulators and the shareholders of F&M Bancorp. The shareholders meeting to approve the F&M Bancorp transaction will occur on August 6, 2003. Provided that state bank regulators and shareholders approve the transaction, it is expected that the merger closing for the holding companies will occur on August 12, 2003.

For the six months ended June 30, 2003, merger related expenses totaled $825,000 which was all paid for professional services rendered in connection with the acquisition of F&M Bancorp and is included in other expenses. There were no such expenses in the prior year. The comparable costs for the second quarter 2003 were $775,000.

Mercantile Bankshares Corporation

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MERCANTILE BANKSHARES CORPORATION

Consolidated Financial Results

Net income for the quarter ended June 30, 2003 was $50,010,000, a 6.5% increase from net income of $46,945,000 for the same period in 2002. For the quarter ended June 30, 2003, diluted net income per share was $.72, an increase of 7.5% over the $.67 reported for the second quarter last year. The increase in earnings per share was favorably impacted by a decline in weighted average shares outstanding from 70,322,000 for the quarter ended June 30, 2002, to 69,318,000 for the quarter ended June 30, 2003.

For the first six months of 2003, net income was $98,996,000, an increase of 6.3% over the $93,120,000 reported for the comparable period in 2002. Diluted net income per share for the first half of 2003 was $1.43, an 8.3% increase over the $1.32 reported for the same period last year.

For the six months ended June 30, 2003 return on average assets was 1.85%, return on average equity was 15.24% and average equity to average assets was 12.15%. Comparable performance ratios for the first half of 2002 were 1.91% for return on average assets, 15.13% for return on average equity and 12.60% for average equity to average assets. Management believes that reporting several key measures based on tangible equity (equity less goodwill) is important, as this is the basis for measuring the adequacy of capital for regulatory purposes. For the six months ended June 30, 2003 the ratio of average tangible equity to average tangible assets was 11.22% as compared to 11.67% for the same period last year. The return on average tangible equity for the six months ended June 30, 2003 and 2002 was 16.68% and 16.50%, respectively. (See page 17 for a reconciliation of non-GAAP measures.)

Net Interest Income and Net Interest Margin

Net interest income for the quarter ended June 30, 2003 increased 2.1% to $112,723,000 from $110,425,000 for the second quarter last year. Net interest income is affected by both changes in the level of interest rates and changes in the amount and composition of interest-earning assets and interest-bearing liabilities. The Rate/Volume Analysis on page 20 presents further details supporting this discussion. The growth in net interest income was attributable to the growth in average earning assets, particularly investment securities. Average investment securities increased 12.0% to $2,637,699,000 compared to $2,354,177,000 in the prior year, and increased 2.4% since last quarter. Average total loans increased 6.9% to $7,513,576,000 compared to the prior year and 2.1% (8.4% annualized) from the first quarter 2003 average. While the growth in the average loan portfolio shows signs of improvement, the local economy remains anemic. The one exception has been construction, especially residential, which is reflected in the 23.9% growth in the average construction loan portfolio. Average commercial loans grew 6.4% over the prior year’s average, while consumer and residential real estate loans were up slightly.

On a year-over-year basis, the net interest margin declined by 36 basis points (bp) from 4.74% to 4.38%. Eighteen basis points of this decline is attributable to the reduced benefit derived from noninterest-bearing funding sources, such as demand deposits and capital. The positive effect of these funds declined from 62 bp in 2002 to 44 bp in 2003. The net interest spread, the differential between the yield on earning assets and the expense rate paid on interest bearing liabilities, declined 18 bp from the second quarter 2002 and 17 bp from the first quarter this year. Until this quarter, the net interest spread had steadily improved since falling to a low of 3.71% during the second quarter 2001. The decline in the net interest spread is primarily attributable to the issuance of $300 million of subordinated debt on April 15, 2003. Because a substantial portion of the proceeds from the debt issuance will be used to fund various aspects of the acquisition of F&M Bancorp, which is expected to occur in mid-August 2003, the funds are temporarily being invested in short-term liquid assets. The impact on net interest spread resulted from a reduction in net interest income coupled with an increase in average earning assets. The average outstanding balance during the quarter for the debt and temporary investments was $251,580,000. The interest income produced by the temporary investments was $743,000 while the interest expense on the debt was $2,919,000, resulting in a reduction in net interest income of $2,176,000. Partially offsetting this impact was the increased income from other investments, which increased by $1,754,000 from the first quarter.

The company is asset sensitive, with assets repricing more quickly than liabilities in response to changes in interest rates. As a result, Mercantile’s net interest margin tends to compress and growth in net interest income tends to slow in a falling interest rate environment, which has been occurring since the first quarter 2001. Prior to the close of the second quarter 2003, the Federal Reserve reduced short-term interest rates by 25 bp. Management’s ability to offset the effect of this and any further reductions in short-term interest rates by the Federal Reserve may be limited by, among other factors, the growth in

Mercantile Bankshares Corporation

loans, deposits and competitive factors influencing the pricing of these products. Management expects to see continued pressure on the net interest margin until such time as the Federal Reserve reverses course and begins increasing short-term interest rates. See the Analysis of Interest Rates and Interest Differentials on pages 18 and 19 for further details.

The tax-equivalent yield on the loan portfolio declined from 6.75% last year to 6.04% in the current quarter. The lower yield more than offset the growth in the loan portfolio, resulting in a $5.2 million reduction in interest income. The yield on total loans in the first quarter 2003 was 6.18%. The drop in yields since the first quarter 2003 were more dramatic in the consumer and residential real estate loan portfolios. The yields on the residential real estate loans and consumer loans declined 26 bp and 19 bp, respectively. In comparison the yields on the commercial and construction portfolios each declined by 10 bp.

The yield on the investment securities portfolio was 4.56% for the quarter, down 35 bp from the 4.91% yield reported for the second quarter last year. Portfolio growth and increased income from other investments, offset the lower yields in some segments of the portfolio to produce a $1.2 million increase in income from investment securities. Income from other investments was $2,318,00 for the current quarter. The yield on the investment portfolio in the first quarter was 4.53%. The $1,754,000 increase in income from other investments enhanced the overall portfolio yield by 27 bp between quarters.

Reflective of lower interest rates, total interest expense declined by $6.0 million from the second quarter 2002. The rate paid on total interest-bearing funds decreased 55 bp from 2.15% a year ago to 1.60% for the quarter ended June 30, 2003. The rate paid on average interest-bearing deposits was 1.50%, a decrease of 17 bp from 1.67% for the quarter ended March 31, 2003 and down 66 bp from the second quarter last year. The rate paid on short-term borrowings decreased by 68 bp from the prior year and 4 bp from the first quarter. The rate on long-term debt increased by 6 bp over the same quarter last year and 55 bp from the prior quarter. These increases are attributable to the $300 million subordinated debt issued during the quarter. Prior to quarter end, $100 million of the debt was swapped to a floating rate. In the current interest rate environment this action will reduce the interest cost on that portion of the debt. It will also provide a better interest sensitivity match as the funds are deployed within the affiliated banks.

Noninterest Income

	For the 6 Months Ended June 30, 2003 vs. 2002		For the 3 Months Ended June 30, 2003 vs. 2002
Noninterest Income (Dollars in thousands)	Increase/ (Decrease) Amount	%	Increase/ (Decrease) Amount	%

Investment and wealth management	$2,518	7.3	$1,680	9.4
Service charges on deposit accounts	1,182	7.8	585	7.6
Mortgage banking related fees	(194)	(3.8)	592	30.9
Investments securities gains and (losses)	6,302	600.8	5,485	521.9
Other income	1,838	11.5	290	3.5

Total noninterest income	$11,646	16.3	$8,632	23.5

Noninterest income increased 23.5% to $45,437,000 for the second quarter 2003 versus the comparable period in 2002. Excluding the investment securities gain realized in the second quarter of both years, the growth rate was 8.8% year-over-year. Investment security gains were $6,536,000 for the second quarter 2003, up over five fold from $1,051,000 from the same quarter last year. $5,000,000 of the current quarters gains came from the sale of equity securities and the balance related to the continued restructuring of the bond portfolios. Investment and wealth management revenues increased 9.4% to $19,508,000 for the quarter ended June 30, 2003. Revenues for the second quarter 2003 benefited $2,193,000 from the inclusion of Boyd Watterson Asset Management, LLC and Peremel & Company, which affiliated with Mercantile on March 1, and April 1, 2003, respectively. Service charges on deposit accounts increased 7.6% to $8,311,000 for the current quarter compared to the prior year. Business checking, overdraft and ATM fees are the major contributors to this growth. Mortgage banking fees increased 30.9% to $2,507,000 for the quarter. It was during the second quarter 2002 that Mercantile Mortgage entered into a joint venture to outsource its residential mortgage origination business resulting in a temporary drop-off of fees. Included in other income for the second quarter of 2003 is income from bank-owned life insurance of $439,000. The $50 million investment made in the third quarter 2002, is targeted to partially fund the cost of various employee benefit programs.

Mercantile Bankshares Corporation

For the first six months, excluding investment securities gains, noninterest income increased $5,344,000, or 7.6%. This was due to a 7.3% or $2,518,000 increase in Investment and Wealth Management fees, a 7.8% or $1,182,000 increase in service charges on deposit accounts and a 11.5% or $1,838,000 increase in other income. The aforementioned acquisitions increased Investment and Wealth Management revenues $2,817,000. The improvement in other income is due to reduced writedowns in private equity fund investments.

Noninterest Expenses

	For the 6 Months Ended June 30, 2003 vs. 2002		For the 3 Months Ended June 30, 2003 vs. 2002
Noninterest Expenses (Dollars in thousands)	Increase/ (Decrease) Amount	%	Increase/ (Decrease) Amount	%

Salaries	$4,716	7.1	$2,251	6.6
Employee benefits	2,147	12.9	1,250	15.5
Net occupancy expense of bank premises	346	4.3	155	3.8
Furniture and equipment expenses	1,483	12.3	1,116	19.8
Communications and supplies	(46)	(.7)	(226)	(6.6)
Other expenses	4,063	16.4	4,573	36.0

Total noninterest expenses	$12,709	9.5	$9,119	13.4

Noninterest expenses for the quarter ended June 30, 2003, increased 13.4% to $77,049,000 from $67,930,000 for the second quarter of 2002. The principal contributor to the year-over-year increase in salaries, is due to the acquisitions in the Investment and Wealth Management business, which accounted for $1,012,000 of the increase. Employee stock based compensation expense, included in salaries, was $1,010,000 for the quarter as compared to $707,000 last year. Employee benefits expense increased due to rising pension and medical costs. Pension and 401k expenses increased to $3,211,000 in the quarter as compared to $2,427,000 last year. The increase in furniture and equipment expenses is related to software maintenance and rental expenses. These expenses were $2,696,000 for the quarter as compared to $1,444,000 last year, an increase of $1,252,000. The major drivers of this increase are the technology investments that have been made in the Investment and Wealth Management area and increased costs for the main banking operating systems due to normal growth. Furniture and equipment expenses were relatively unchanged from the first quarter 2003. Other expenses increased 36.0% to $17,270,000 in the second quarter 2003 as compared to the same period last year. The largest contributor to this increase was professional fees. During the current quarter, $775,000 of merger related professional fees were incurred. There were no such expenses in the prior year and only $50,000 in the first quarter 2003. The other significant change was in the Directors’ Deferred Compensation plan expense which was $989,000 for the current quarter as compared to a credit of $290,000 last year, an increase of $1,279,000. The change was even more dramatic, an increase of $1,664,000, when compared to this year’s first quarter, which reflected a credit of $675,000. The cost of this plan fluctuates with changes in the market value of Mercantile’s common stock. Amortization of identifiable intangibles related to the Investment and Wealth Management acquisitions increased $422,000 over the prior year and $291,000 over the first quarter. Advertising and promotional expenses increased $279,000 over the second quarter last year and $782,000 over this year’s first quarter. Finally, minority interest expense which is related to the mortgage banking business, increased $423,000 over the prior year and $541,000 over the first quarter. These five expense categories represented an increase in other expense over the prior year of $3,178,000 or almost 70% of the total increase. The increase from the first quarter 2003 was $3,999,000 for the same categories. Noninterest expenses for the first six months of 2003 increased $12,709,000, or 9.5%. The increase in expenses for this period is attributable to the factors noted above, especially the increase in other expenses.

As a result of the increased level of expenses, the adjusted efficiency ratio, a key measure of expense management, was 48.47% for the six months ended June 30, 2003 versus 46.05% for the comparable period last year. This ratio compares favorably to Bankshares’ peer group average for both periods. Management excludes gains and losses from sales of investment securities when computing the efficiency ratio because of the uncertainty as to timing and amount of gain or loss to be recognized. (See page 17 for a reconciliation of non-GAAP measures.)

Analysis of Financial Condition

At June 30, 2003, total assets increased 13.2% to $11,496,301,000 compared to $10,159,234,000 one year earlier. Compared to the year ended December 31, 2002 total assets increased 6.5% from $10,790,376,000. Total loans increased 6.0% to $7,560,931,000 at June 30, 2003, compared to $7,134,893,000 at June 30, 2002.

Mercantile Bankshares Corporation

Total deposits at June 30, 2003, were $8,635,574,000, an increase of 12.0% from $7,708,176,000 at the end of the second quarter 2002, and a 4.5% increase from December 31, 2002. Interest-bearing deposits were $6,359,166,000, an increase of 10.2% from June 30, 2002, and a 3.0% increase from the end of last year. Interest-bearing deposits were 73.6% of total deposits at June 30, 2003, which represented a decrease from the 74.9% at June 30, 2002 and 74.7% at December 31, 2002. Noninterest-bearing deposits were 25.1% of deposits at June, 2002, 25.3% at the end of 2002 and 26.4% for the current quarter. Noninterest-bearing deposits increased 17.5% to $2,276,408,000 as of June 30, 2003, compared to $1,937,270,000 at June 30, 2002, and increased 9.1% compared to $2,086,745,000 at December 31, 2002. Most of the growth in average deposits has occurred in what Management regards as core deposits from customers in the local markets. In addition, a significant portion of time deposits, $100,000 and over, comes from the local market. The affiliate banking structure positions Bankshares to not only compete with the large national and regional competition in the gathering of these funds, but more importantly the local community banks. Given its asset sensitivity, Management believes the company is positioned to retain these key deposits in a rising interest rate scenario. However, should the company experience an outflow of deposits, a reversal of recent trends, the investment portfolio should provide adequate liquidity to fund such outflow.

Shareholders’ equity at June 30, 2003, was $1,375,594,000, an increase of 7.3% from $1,282,087,000 at June 30, 2002 and an increase of 3.9% from $1,324,358,000 at December 31, 2002. Mercantile repurchased 5,500 shares year to date, and has authorization enabling it to repurchase up to 1.5 million additional shares. There were no shares repurchases during the quarter. Management will assess whether or not to resume the share repurchase program after the close of the F&M Bancorp merger. Historically, shares repurchased have been open market purchases. For more details see the Statement of Changes in Consolidated Shareholders’ Equity on page 5. Effective at the June 2003 Board meeting, the quarterly dividend rate was increased 10.0% to $.33 from $.30 per share. Since the share repurchase program began in the mid-1990’s, Management has generally targeted 40% of net income for cash dividends to shareholders and 30% of net income for potential share repurchases. For the six months ended June 30, 2003 and 2002 the cash dividend payout ratio was 43.75% and 43.61%, respectively.

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

During the three months ended June 30, 2003, nonperforming assets increased $10,695,000 to $38,144,000. Nonperforming loans, were $37,768,000 at June 30, 2003 and increased $10,513,000. Other real estate owned, the other component of nonperforming assets increased $182,000 to $376,000. Nonperforming assets as a percent of period-end loans and other real estate owned was .50% at June 30, 2003, .37% at March 31, 2003 and .64% at June 30, 2002, respectively. This increase in nonperforming loans was related to a customer in the construction equipment business moving from monitored to nonaccrual status. The loans to this customer totaled approximately $11,285,000.

The level of “monitored” loans, or loans with characteristics suggesting that they could be classified as nonperforming in the near future, remained relatively unchanged. At June 30, 2003 monitored loans were $34,517,000 compared to $34,917,000 at March 31, 2003. The customer, involved in the construction equipment business moved from the monitored category but was replaced by another customer at the lead bank. Although this customer is current, its business is largely dependent on the demand for air pollution control systems. It’s business has been negatively impacted by the reduced capital investment in this area. The largest component of monitored loans continues to be the two commercial aircraft-related loans added to this category during the fourth quarter of 2002. These two loans are performing and current with a balance of approximately $19,400,000 at June 30, 2003, but remain in the monitored category because of continuing pressure on the airline industry overall. The amount of loans past due 30-89 days improved from $54,899,000 at March 31, 2003 to $28,816,000 at June 30, 2003. As noted above, there continue to be mixed signals on credit quality. In general, credit quality indicators remain stable at the community banks with greater fluctuations occurring at the lead bank.

Mercantile Bankshares Corporation

The table below presents a comparison of nonperforming assets at June 30 and March 31, 2003 and at the end of December 2002.

Nonperforming Assets (Dollars in thousands)	June 30, 2003	March 31, 2003	December 31, 2002

Nonaccrual loans (1)
Commercial	$30,717	$19,993	$25,260
Construction	1,178	1,383	1,365
Residential real estate	4,001	2,967	2,479
Consumer	178	234	261
Lease financing	1,694	2,678	4,006

Total nonaccrual loans	37,768	27,255	33,371
Renegotiated loans (1)	—	—	—
Loans contractually past due 90 days or more and still accruing interest	—	—	—

Total nonperforming loans	37,768	27,255	33,371
Other real estate owned	376	194	132

Total nonperforming assets	$38,144	$27,449	$33,503

Nonperforming assets as a percent of period-end loans and other real estate owned	.50%	.37%	.46%

(1)	Aggregate gross interest income of $1,498,000, $548,000 and $2,790,000 for the first half of 2003, the first quarter of 2003 and the year 2002, respectively, on nonaccrual and renegotiated loans, would have been recorded if these loans had been accruing on their original terms throughout the period or since origination if held for part of the period. The amount of interest income on the nonaccrual and renegotiated loans that was recorded totalled $648,000, $55,000 and $641,000 for the first six months of 2003, the first three months of 2003 and the year 2002, respectively.

Note: The Corporation was monitoring loans estimated to aggregate $34,517,000 at June 30, 2003, $34,917,000 at March 31, 2003 and $24,850,000 at December 31, 2002, not classified as nonaccrual or renegotiated loans. These loans had characteristics which indicated they might result in such classification in the future.

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

The allowance for loan losses has been established through provisions for loan losses charged against income. The provision for loan losses for the second quarter of 2003 was $3,051,000, a 40.4% decrease over $5,116,000 for the same period last year and 1.2% greater than last quarter. The provision for the first six months of 2003 was $6,067,000, a decrease of 26.0% over last year’s provision of $8,199,000. The provision increased last year as credit quality issues were identified and addressed within the leasing business. Nonperforming assets in the leasing business have declined from $10,073,000 at June 30, 2002 to $4,672,000 at June 30, 2003. Loans deemed uncollectible are charged against the allowance for loan losses and any subsequent recoveries are credited to the allowance. Intensive collection efforts continue after charge-off in order to maximize recovery amounts. Net charge-offs were $1,217,000 for the second quarter of 2003 compared to $13,227,000 for the same period in 2002. Net charge-offs for the first half of 2003 were $2,407,000 compared to $14,268,000 last year. The allowance for loans as a percent of period-end loans was 1.88% at June 30, 2003 and 1.90% at the end of the second quarter last year.

Mercantile Bankshares Corporation

The following table presents a summary of the activity in the Allowance for Loan Losses for the six months and quarters ended June 30, 2003 and 2002:

	For the 6 Months Ended		For the 3 Months Ended
Allowance for Loan Losses (Dollars in thousands)	June 30,		June 30,
	2003	2002	2003	2002

Allowance balance — beginning	$138,601	$141,463	$140,427	$143,505
Charge-offs:
Commercial	(1,061)	(9,386)	(614)	(8,556)
Construction	—	—	—	—
Residential real estate	(50)	(110)	(50)	(76)
Consumer	(1,573)	(1,532)	(722)	(784)
Lease financing	(1,188)	(4,800)	(547)	(4,800)

Total	(3,872)	(15,828)	(1,933)	(14,216)

Recoveries:
Commercial	526	517	304	384
Construction	135	137	—	131
Residential real estate	39	58	35	32
Consumer	765	848	377	442
Lease financing	—	—	—	—

Total	1,465	1,560	716	989

Net charge-offs	(2,407)	(14,268)	(1,217)	(13,227)
Provision for loan losses	6,067	8,199	3,051	5,116

Allowance balance — ending	$142,261	$135,394	$142,261	$135,394

Average loans	$7,437,036	$6,980,040	$7,513,576	$7,029,501

Net charge-offs (annualized) as a percent of average loans	.07%	.41%	.06%	.75%

Period-end loans	$7,560,931	$7,134,893

Allowance for loan losses as a percent of period-end loans	1.88%	1.90%

Mercantile Bankshares Corporation

Reconciliation of Non-GAAP Measures

	For the 6 Months Ended		For the 3 Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
	(Dollars in thousands)

(1)    The net interest margin and efficiency ratios are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax-favored status of income from certain loans and investments. Management believes this measure to be the preferred industry measurement of net interest income and provides a relevant comparison between taxable and non-taxable investments

Net interest income	$223,849	$217,613	$112,723	$110,425
Taxable-equivalent adjustment	3,122	3,039	1,574	1,532

Net interest income—taxable equivalent	$226,971	$220,652	$114,297	$111,957

(2)    Bankshares presents a return on average equity and a return on average tangible equity. Management excludes goodwill from its calculation of average tangible assets and average tangible equity. This adjustment allows management to review the core operating results and core capital position of the Company. This is consistent with the treatment by bank regulatory agencies which exclude goodwill from their calculation of risk-based capital ratios.

Return on average equity	15.24%	15.13%	15.15%	15.02%
Impact of excluding average goodwill	1.44	1.37	1.48	1.34

Return on average tangible equity	16.68%	16.50%	16.63%	16.36%

Average equity to average assets	12.15%	12.60%	12.00%	12.62%
Impact of excluding average goodwill	(.93)	(.93)	(.95)	(.91)

Average tangible equity to average tangible assets	11.22%	11.67%	11.05%	11.71%

(3)    The efficiency ratio is measured by dividing noninterest expenses by the sum of net interest income on a FTE basis and non-interest income. Management excludes gains and losses from sales of investment securities when computing the efficiency ratio because of the uncertainty as to timing and amount of gain or loss to be recognized.

Efficiency ratio	47.32%	45.89%	48.24%	45.66%
Impact of excluding securities gains and losses	1.15	.16	2.05	.33

Adjusted efficiency ratio	48.47%	46.05%	50.29%	45.99%

Cautionary Statement

This report contains financial information determined by methods other than in accordance with Generally Accepted Accounting Principles (“GAAP”). Bankshares’ management uses these non-GAAP measures in their analysis of the Company’s performance. These measures typically adjust GAAP performance measures to exclude goodwill and the amortization of goodwill related to the consummation of mergers. These non-GAAP measures may also exclude other significant gains, losses or expenses that are unusual in nature and not expected to recur. Since these items and their impact on Bankshares’ performance are difficult to predict, management believes presentations of financial measures excluding the impact of these items provide useful supplemental information that is essential to a proper understanding of the operating results and financial position of Bankshares core businesses. These disclosures should not be viewed as a substitute for results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

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

Mercantile Bankshares Corporation

MERCANTILE BANKSHARES CORPORATION

ANALYSIS OF INTEREST RATES AND INTEREST DIFFERENTIALS

The following table presents the distribution of the average consolidated balance sheets, interest income/expense and annualized yields earned and rates paid through the first six months of 2003 and 2002.

	For the 6 Months Ended June 30, 2003			For the 6 Months Ended June 30, 2002
(Dollars in thousands)	Average Balance	Income*/ Expense	Yield*/ Rate	Average Balance	Income*/ Expense	Yield*/ Rate

Earning assets
Loans:**
Commercial	$4,488,776	$132,840	5.97%	$4,229,246	$139,360	6.64%
Construction	847,382	23,341	5.55	686,773	21,437	6.29
Residential real estate	1,083,780	36,339	6.76	1,073,307	39,721	7.46
Consumer	1,017,098	32,870	6.52	990,714	35,649	7.26

Total loans	7,437,036	225,390	6.11	6,980,040	236,167	6.82

Federal funds sold, et al	185,883	2,034	2.21	107,174	2,659	5.00
Securities:***
Taxable securities
U.S. Treasury and government agencies	1,834,196	39,958	4.39	2,054,370	49,207	4.83
Mortgage-backed securities	636,760	13,864	4.39	203,241	5,784	5.74
Other stocks and bonds	98,328	3,365	6.90	22,915	713	6.27
Tax-exempt securities
States and political subdivisions	38,099	1,595	8.44	39,083	1,586	8.18

Total securities	2,607,383	58,782	4.55	2,319,609	57,290	4.98

Interest-bearing deposits in other banks	348	6	3.70	358	8	4.39

Total earning assets	10,230,650	286,212	5.64	9,407,181	296,124	6.35

Cash and due from banks	234,901			219,429
Bank premises and equipment, net	104,268			101,348
Other assets	351,801			269,514
Less: allowance for loan losses	(141,246)			(144,152)

Total assets	$10,780,374			$9,853,320

Interest-bearing liabilities
Deposits:
Savings	$1,054,033	2,743.52		$935,762	4,402.95
Checking plus interest	973,366	1,105.23		846,349	1,480	1.35
Money market	1,193,102	5,059.86		1,026,650	7,178	1.41
Certificates of deposit $100,000 and over	1,250,819	15,503	2.50	1,016,025	17,266	3.43
Other time deposits	1,712,535	24,169	2.85	1,771,203	33,283	3.79

Total interest-bearing deposits	6,183,855	48,579	1.58	5,595,989	63,609	2.29
Short-term borrowings	775,526	3,014.78		861,272	6,240	1.46
Long-term debt	402,225	7,648	3.83	283,332	5,623	4.00

Total interest-bearing funds	7,361,606	59,241	1.62	6,740,593	75,472	2.26

Noninterest-bearing deposits	2,008,346			1,762,945
Other liabilities and accrued expenses	100,525			108,718

Total liabilities	9,470,477			8,612,256
Shareholders’ equity	1,309,897			1,241,064

Total liabilities and shareholders’ equity	$10,780,374			$9,853,320

Net interest income		$226,971			$220,652

Net interest rate spread			4.02%			4.09%
Effect of noninterest-bearing funds			.45			.64

Net interest margin on earning assets			4.47%			4.73%

Taxable-equivalent adjustment included in:
Loan income		$2,436			$2,345
Investment securities income		686			694

Total		$3,122			$3,039

    * Presented on a tax-equivalent basis using the statutory federal corporate income tax rate of 35%. (See page 17 for a reconciliation of non-GAAP measures.)

  ** Nonaccrual loans are included in average loans.

*** Balances reported at amortized cost; excludes pretax unrealized gains (losses) on securities available-for-sale.

Mercantile Bankshares Corporation

MERCANTILE BANKSHARES CORPORATION

ANALYSIS OF INTEREST RATES AND INTEREST DIFFERENTIALS

The following table presents the distribution of the average consolidated balance sheets, interest income/expense and annualized yields earned and rates paid for the second quarters of 2003 and 2002.

	For the 3 Months Ended June 30, 2003			For the 3 Months Ended June 30, 2002
(Dollars in thousands)	Average Balance	Income*/ Expense	Yield*/ Rate	Average Balance	Income*/ Expense	Yield*/ Rate

Earning assets
Loans:**
Commercial	$4,527,486	$66,781	5.92%	$4,253,691	$69,706	6.57%
Construction	870,955	11,955	5.51	702,733	10,988	6.27
Residential real estate	1,089,772	18,026	6.63	1,075,562	19,764	7.37
Consumer	1,025,363	16,421	6.42	997,515	17,851	7.18

Total loans	7,513,576	113,183	6.04	7,029,501	118,309	6.75

Federal funds sold, et al	313,844	1,311	1.68	94,263	998	4.25
Securities:***
Taxable securities
U.S. Treasury and government agencies	1,741,380	18,763	4.32	2,089,822	24,864	4.77
Mortgage-backed securities	760,630	7,875	4.15	201,442	2,843	5.66
Other stocks & bonds	98,277	2,544	10.38	23,788	344	5.80
Tax-exempt securities
States & political subdivisions	37,412	823	8.82	39,125	793	8.13

Total securities	2,637,699	30,005	4.56	2,354,177	28,844	4.91

Interest-bearing deposits in other banks	338	3	3.50	358	4	4.20

Total earning assets	10,465,457	144,502	5.54	9,478,299	148,155	6.27

Cash and due from banks	243,728			223,744
Bank premises and equipment	104,825			101,179
Other assets	361,951			272,707
Less: allowance for loan losses	(142,237)			(145,109)

Total assets	$11,033,724			$9,930,820

Interest-bearing liabilities
Deposits:
Savings	$1,078,760	1,373.51		$961,386	2,221.93
Checking plus interest	993,268	547.22		857,669	749.35
Money market	1,201,044	2,422.81		1,049,529	3,595	1.37
Certificates of deposit $100,000 and over	1,277,652	7,535	2.37	1,031,720	8,205	3.19
Other time deposits	1,708,177	11,573	2.72	1,758,774	15,705	3.58

Total interest-bearing deposits	6,258,901	23,450	1.50	5,659,078	30,475	2.16
Short-term borrowings	771,892	1,469.76		813,881	2,928	1.44
Long-term debt	527,223	5,286	4.02	283,331	2,795	3.96

Total interest-bearing funds	7,558,016	30,205	1.60	6,756,290	36,198	2.15

Noninterest-bearing deposits	2,054,813			1,818,004
Other liabilities and accrued expenses	96,602			102,926

Total liabilities	9,709,431			8,677,220
Shareholders’ equity	1,324,293			1,253,600

Total liabilities & shareholders’ equity	$11,033,724			$9,930,820

Net interest income		$114,297			$111,957

Net interest spread			3.94%			4.12%
Effect of noninterest-bearing funds			.44			.62

Net interest margin on earning assets			4.38%			4.74%

Taxable-equivalent adjustment included in:
Loan income		$1,221			$1,185
Investment securities income		353			347

Total		$1,574			$1,532

    * Presented on a tax-equivalent basis using the statutory federal corporate income tax rate of 35%. (See page 17 for a reconciliation of non-GAAP measures.)

  ** Nonaccrual loans are included in average loans.

*** Balances reported at amortized cost; excludes pretax unrealized gains (losses) on securities available-for-sale.

Mercantile Bankshares Corporation

MERCANTILE BANKSHARES CORPORATION

RATE/VOLUME ANALYSIS

A rate/volume analysis, which demonstrates changes in interest income and expense for significant assets and liabilities, appears below:

	For the 6 Months Ended June 30, 2003 vs. 2002 Due to variances in			For the 3 Months Ended June 30, 2003 vs. 2002 Due to variances in
(Dollars in thousands)	Rates	Volumes	Total	Rates	Volumes	Total

Interest earned on:
Loans:
Commercial (1)	$(15,072)	$8,552	$(6,520)	$(7,412)	$4,487	$(2,925)
Construction (2)	(3,109)	5,013	1,904	(1,663)	2,630	967
Residential real estate	(3,770)	388	(3,382)	(1,999)	261	(1,738)
Consumer	(3,728)	949	(2,779)	(1,928)	498	(1,430)

Total loans	(25,679)	14,902	(10,777)	(13,002)	7,876	(5,126)
Taxable securities (3)	(5,570)	7,053	1,483	(2,325)	3,456	1,131
Tax-exempt securities (3)	49	(40)	9	65	(35)	30
Federal funds sold, et al	(2,578)	1,953	(625)	(2,012)	2,325	313
Interest-bearing deposits in other banks	(2)	—	(2)	(1)	—	(1)

Total interest income	(33,780)	23,868	(9,912)	(17,275)	13,622	(3,653)

Interest paid on:
Savings deposits	(2,215)	556	(1,659)	(1,119)	271	(848)
Checking plus interest deposits	(597)	222	(375)	(320)	118	(202)
Money market accounts	(3,283)	1,164	(2,119)	(1,692)	519	(1,173)
Certificates of deposit $100,000 and over	(5,753)	3,990	(1,763)	(2,626)	1,956	(670)
Other time deposits	(8,012)	(1,102)	(9,114)	(3,680)	(452)	(4,132)
Short-term borrowings	(2,605)	(621)	(3,226)	(1,308)	(151)	(1,459)
Long-term debt	(335)	2,360	2,025	85	2,406	2,491

Total interest expense	(22,800)	6,569	(16,231)	(10,660)	4,667	(5,993)

Net interest earned	$(10,980)	$17,299	$6,319	$(6,615)	$8,955	$2,340

(1)	Year-to-date tax-equivalent adjustments of $1,756,000 and $1,821,000 for 2003 and 2002, respectively, and quarter-to-date tax-equivalent adjustments of $880,000 and $916,000 for 2003 and 2002, respectively, are included in the commercial loan rate variances.
(2)	Year-to-date tax-equivalent adjustments of $680,000 and $524,000 for 2003 and 2002, respectively, and quarter-to-date tax-equivalent adjustments of $341,000 and $269,000 for 2003 and 2002, respectively, are included in the construction loan rate variances.
(3)	Year-to-date tax-equivalent adjustments of $686,000 and $694,000 for 2003 and 2002, respectively, and quarter-to-date tax-equivalent adjustments of $353,000 and $347,000 for 2003 and 2002, respectively, are included in the investment securities rate variances.

Mercantile Bankshares Corporation

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information responsive to this Item as of December 31, 2002 appears under the captions “Risk Management”, “Interest Rate Sensitivity Analysis” and “Earnings Simulation Model Projections” on pages 24-27 of the registrant’s 2002 Annual Report to Shareholders, filed as Exhibit 13 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2002. There was no material change in such information as of June 30, 2003.

Item 4. Controls and Procedures

Within the ninety days prior to the filing of this report, the Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors subsequent to the date of the evaluation that could significantly affect those controls.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Matters voted upon and voted at the Annual Meeting of Shareholders held April 30, 2003.

Results of voting for Election of Directors:

	FOR	WITHHELD
George L. Bunting, Jr.	53,540,522	338,810
Darrell D. Friedman	53,486,965	392,367
Robert A. Kinsley	53,539,258	340,074
Christian H. Poindexter	53,424,552	454,780
James L. Shea	52,198,122	1,681,210

Names of other Directors continuing in office:

Cynthia A. Archer

Richard O. Berndt

William R. Brody, M.D.

Freeman A. Hrabowski, III

Edward J. Kelly, III

Wallace Mathai-Davis

Morton B. Plant

Clayton S. Rose

Donald J. Shepard

Results of voting on Ratification of Appointment of Auditors (PricewaterhouseCoopers LLP):

FOR	AGAINST	ABSTAINED
52,489,604	1,234,958	154,770

There were no broker nonvotes on these matters.

Mercantile Bankshares Corporation

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31	Section 302 Certification of Chief Executive Officer

31	Section 302 Certification of Chief Financial Officer

32	Section 906 Certification of Chief Executive Officer

32	Section 906 Certification of Chief Financial Officer

(b) Reports on Form 8-K

Form 8-K filed, dated April 8, 2003, Item 5.

Form 8-K filed, dated April 23, 2003, Item 9.

Form 8-K filed, dated April 24, 2003, Item 5.

Form 8-K filed, dated April 30, 2003, Item 5.

Mercantile Bankshares Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCANTILE BANKSHARES CORPORATION

July 25, 2003	Principal Executive Officer

/s/ Edward J. Kelly, III

By: Edward J. Kelly, III

Chairman of the Board,

President and

Chief Executive Officer

July 25, 2003	Principal Financial Officer

/s/ Terry L. Troupe

By: Terry L. Troupe

Chief Financial Officer

July 25, 2003	Chief Accounting Officer

/s/ William T. Skinner, Jr.

By: William T. Skinner, Jr.

Controller

Mercantile Bankshares Corporation