Form 10-Q
period 2003-09-30
MERCANTILE BANKSHARES CORP
filed 2003-11-10
CIK 64908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

2 Hopkins Plaza

Baltimore, Maryland 21201
(Address of principal executive offices) (Zip Code)

(410) 237-5900

(Registrant’s telephone number, including area code)

NONE

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.  As of October 21, 2003, registrant had outstanding 79,617,141 shares of Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MERCANTILE BANKSHARES CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except per share data)	September 30, 2003	December 31, 2002	September 30, 2002
ASSETS
Cash and due from banks	$375,627	$281,130	$333,824
Interest-bearing deposits in other banks	50,518	358	358
Federal funds sold	350,825	264,293	272,134
Securities purchased under resale agreements	—	—	—
Total cash and cash equivalents	776,970	545,781	606,316
Investment securities available-for-sale (Note 4)	3,128,594	2,511,192	2,411,941
Investment securities held-to-maturity (Note 4)	56,057	53,391	52,454
Loans held-for-sale	26,288	—	94
Loans:
Commercial	5,145,346	4,317,263	4,213,108
Construction	1,043,522	810,985	790,318
Residential real estate	1,299,665	1,066,694	1,067,868
Consumer	1,445,004	1,014,905	1,009,040
Lease financing	81,545	102,180	120,456
Total loans	9,015,082	7,312,027	7,200,790
Less: allowance for loan losses	(155,754)	(138,601)	(136,587)
Loans, net	8,859,328	7,173,426	7,064,203
Bank premises and equipment, less accumulated depreciation of $161,720 (2003), $119,666 (December 2002) and $116,687 (September 2002)	137,100	102,428	102,223
Other real estate owned, net	397	132	123
Goodwill, net	510,406	102,705	102,705
Other intangible assets, net (Note 7)	57,359	7,530	7,999
Other assets	323,649	293,791	234,816
Total assets	$13,876,148	$10,790,376	$10,582,874

LIABILITIES
Deposits:
Noninterest-bearing deposits	$2,698,277	$2,086,745	$2,040,521
Interest-bearing deposits	7,597,565	6,174,195	6,004,976
Total deposits	10,295,842	8,260,940	8,045,497
Short-term borrowings	958,506	823,385	811,840
Accrued expenses and other liabilities	140,913	94,479	105,803
Long-term debt	658,565	287,214	289,313
Total liabilities	12,053,826	9,466,018	9,252,453

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized 2,000,000 shares; issued and outstanding - None
Common stock, $2 par value; authorized 130,000,000 shares; issued shares - 79,602,236 (2003), 68,836,092 (December 2002) and 69,612,217 (September 2002); restricted shares - 123,442 (2003), 76,250 (December 2002) and 67,215 (September 2002)	159,204	137,672	139,224
Capital surplus	544,818	120,577	150,592
Retained earnings	1,085,979	1,010,248	982,408
Accumulated other comprehensive income (loss)	32,321	55,861	58,197
Total shareholders’ equity	1,822,322	1,324,358	1,330,421
Total liabilities and shareholders’ equity	$13,876,148	$10,790,376	$10,582,874

See notes to consolidated financial statements

MERCANTILE BANKSHARES CORPORATION

STATEMENT OF CONSOLIDATED INCOME

	For the 9 Months Ended September 30,		For the 3 Months Ended September 30,
(Dollars in thousands, except per share data)	2003	2002	2003	2002
INTEREST INCOME
Interest and fees on loans	$343,091	$352,220	$120,137	$118,398
Interest and dividends on investment securities:
Taxable interest income	81,107	82,478	27,285	27,487
Tax-exempt interest income	1,747	1,429	783	470
Dividends	640	800	212	258
Other investment income	4,390	156	1,508	52
Total interest and dividends on investment securities	87,884	84,863	29,788	28,267
Other interest income	3,331	4,039	1,291	1,372
Total interest income	434,306	441,122	151,216	148,037
INTEREST EXPENSE
Interest on deposits	70,892	94,268	22,313	30,659
Interest on short-term borrowings	4,317	9,074	1,303	2,834
Interest on long-term debt	13,016	8,253	5,368	2,630
Total interest expense	88,225	111,595	28,984	36,123
NET INTEREST INCOME	346,081	329,527	122,232	111,914
Provision for loan losses	9,072	11,443	3,005	3,244
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	337,009	318,084	119,227	108,670
NONINTEREST INCOME
Investment and wealth management	57,450	51,521	20,577	17,166
Service charges on deposit accounts	26,072	23,161	9,701	7,972
Mortgage banking related fees	8,298	7,395	3,403	2,306
Investment securities gains and (losses)	7,015	846	(336)	(203)
Other income	30,358	24,107	12,558	8,145
Total noninterest income	129,193	107,030	45,903	35,386
NONINTEREST EXPENSES
Salaries	114,602	98,825	43,870	32,809
Employee benefits	28,891	25,076	10,144	8,476
Net occupancy expense of bank premises	13,451	12,214	5,136	4,245
Furniture and equipment expenses	21,974	18,062	8,432	6,003
Communications and supplies	10,506	10,014	3,889	3,351
Other expenses	48,595	38,567	19,718	13,753
Total noninterest expenses	238,019	202,758	91,189	68,637
Income before income taxes	228,183	222,356	73,941	75,419
Applicable income taxes	82,014	80,621	26,768	26,804
NET INCOME	$146,169	$141,735	$47,173	$48,615
NET INCOME PER SHARE OF COMMON STOCK (Note 3):
Basic	$2.07	$2.03	$.64	$.70
Diluted	$2.05	$2.02	$.63	$.69
DIVIDENDS PAID PER COMMON SHARE	$.96	$.88	$.33	$.30

See notes to consolidated financial statements

MERCANTILE BANKSHARES CORPORATION

STATEMENT OF CONSOLIDATED CASH FLOW

Increase (Decrease) in Cash and Cash Equivalents	For The 9 Months Ended September 30,
(Dollars in thousands)	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$146,169	$141,735
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,072	11,443
Depreciation and amortization	10,028	9,679
Amortization of other intangible assets	3,097	1,561
Investment securities gains	(7,015)	(846)
Write-downs of investments in private equity funds	78	2,494
Write-downs of other real estate owned	7	2
Gains on sales of other real estate owned	(350)	(51)
Gains on sales of buildings	(228)	(456)
Net (increase) decrease in assets:
Interest receivable	2,727	(2,170)
Other receivables	(10,743)	(2,999)
Bank owned life insurance	(1,337)	(868)
Other assets	(16,485)	(15,529)
Loans held-for-sale	19,733	137,856
Net increase (decrease) in liabilities:
Interest payable	8,422	(3,520)
Accrued expenses	(18,974)	(5,262)
Taxes payable	(12,496)	(588)
Net cash provided by operating activities	131,705	272,481
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held-to-maturity	8,406	2,667
Proceeds from maturities of investment securities available-for-sale	772,637	419,357
Proceeds from sales of investment securities available-for-sale	558,481	79,253
Purchases of investment securities held-to-maturity	(2,486)	(2,852)
Purchases of investment securities available-for-sale	(1,274,441)	(570,227)
Net increase in customer loans	(403,404)	(310,983)
Proceeds from sales of other real estate owned	748	227
Capital expenditures	(9,311)	(11,126)
Proceeds from sales of buildings	602	975
Purchase of bank owned life insurance	—	(50,000)
Business acquisitions	(152,654)	—
Cash from acquired bank	70,450	—
Other investing activity	(3,515)	(11,654)
Net cash used in investing activities	(434,487)	(454,363)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	315,196	156,643
Net increase in checking plus interest and savings accounts	110,249	398,525
Net (decrease) increase in certificates of deposit	(82,637)	42,957
Net decrease in short-term borrowings	(37,889)	(41,438)
Proceeds from issuance of long-term debt	300,000	—
Repayment of long-term debt	(8,400)	(8,300)
Proceeds from issuance of shares	7,232	6,566
Repurchase of common shares	(212)	(19,754)
Dividends paid	(69,568)	(61,348)
Net cash provided by financing activities	533,971	473,851
Net increase in cash and cash equivalents	231,189	291,969
Cash and cash equivalents at beginning of period	545,781	314,347
Cash and cash equivalents at end of period	$776,970	$606,316

See notes to consolidated financial statements

MERCANTILE BANKSHARES CORPORATION

STATEMENT OF CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY

FOR THE 9 MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(Dollars in thousands, except per share data)	Total	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
BALANCE, DECEMBER 31, 2001	$1,230,206	$139,551	$159,947	$904,479	$26,229

Net income	141,735			141,735
Unrealized gains(losses) on securities available-for-sale, net of reclassification adjustment, net of taxes	31,968				31,968
Comprehensive income	173,703
Cash dividends paid:
Common stock ($.88 per share)	(61,348)			(61,348)
Issuance of 80,889 shares for dividend reinvestment and stock purchase plan	2,889	162	2,727
Issuance of 16,981 shares for employee stock purchase dividend reinvestment plan	684	34	650
Issuance of 175,922 shares for employee stock option plan	2,993	352	2,641
Issuance of 67,215 shares for restricted stock awards	3,019	134	2,885
Deferred compensation - restricted stock awards	(2,458)			(2,458)
Purchase of 504,500 shares under stock repurchase plan	(19,754)	(1,009)	(18,745)
Vested stock options	487	—	487	—	—
BALANCE, SEPTEMBER 30, 2002	$1,330,421	$139,224	$150,592	$982,408	$58,197
BALANCE, DECEMBER 31, 2002	$1,324,358	$137,672	$120,577	$1,010,248	$55,861

Net income	146,169			146,169
Unrealized gains(losses) on securities available-for-sale, net of reclassification adjustment, net of taxes (Note 8)	(23,540)				(23,540)
Comprehensive income	122,629
Cash dividends paid:
Common stock ($.96 per share)	(69,568)			(69,568)
Issuance of 10,379,710 shares for bank acquisition	428,059	20,759	407,300
Fair value of 322,528 converted options related to employee stock option plan of acquired bank	5,944		5,944
Issuance of 95,070 shares for dividend reinvestment and stock purchase plan	3,427	190	3,237
Issuance of 17,185 shares for employee stock purchase dividend reinvestment plan	675	35	640
Issuance of 178,512 shares for employee stock option plan	3,130	357	2,773
Issuance of 100,537 shares for restricted stock awards	3,561	202	3,359
Deferred compensation - restricted stock awards	(870)			(870)
Purchase of 5,500 shares under stock repurchase plan	(212)	(11)	(201)
Vested stock options	1,189	—	1,189	—	—
BALANCE, SEPTEMBER 30, 2003	$1,822,322	$159,204	$544,818	$1,085,979	$32,321

See notes to consolidated financial statements

MERCANTILE BANKSHARES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The consolidated financial statements, which include the accounts of Mercantile Bankshares Corporation (“Bankshares”) (Nasdaq: MRBK) and all of its affiliates, are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practice within the banking industry.  In the opinion of management, the consolidated financial statements include all adjustments necessary for a fair presentation of the interim period.  These adjustments are of a normal nature and include adjustments to eliminate all significant intercompany transactions.  In view of the changing conditions in the national economy, the effect of actions taken by regulatory authorities and normal seasonal factors, the results for the interim period are not necessarily indicative of annual performances.  For comparability, certain prior period amounts have been reclassified to conform with current period presentation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities in the financial statements, and the disclosure of revenue and expenses during the reporting period.  These assumptions are based on information available as of the date of the financial statements and could differ from actual results.  See Form 10-K for more detail.

2. Mergers and Acquisitions

In March and April 2003, Bankshares acquired in separate transactions, Boyd Watterson Asset Management, LLC (“BW”), an investment management firm, and Peremel & Company (“Peremel”), a directed and discount brokerage company.  In the aggregate, the companies were purchased for approximately $29 million in cash.  The Boyd Watterson acquisition has a potential additional contingent payment of up to $8.6 million.  The contingent payment will be recorded when amounts are resolved and become payable three years from the acquisition date.  Bankshares finalized and recorded approximately $10.1 million of identified intangibles, mostly client relationships, as a result of these acquisitions.  These intangibles are being amortized on a straight-line basis over a range of 3 to 8 years.  Goodwill recorded on these transactions totaled approximately $17.0 million at September 30, 2003.

On August 12, 2003, Bankshares completed its acquisition of F&M Bancorp (“F&M”), a bank holding company headquartered in Frederick, Maryland.  The total consideration to be paid to F&M stockholders in connection with the acquisition was fixed at the time the merger agreement was executed at approximately $123.5 million in cash and 10.3 million shares of Bankshares common stock.  F&M transactions have been included in Bankshares’ financial results since August 13, 2003.  Acquired assets on August 12, 2003 totaled $2.2 billion, including $1.4 billion of loans and leases; liabilities assumed were $2.0 billion, including $1.7 billion of deposits.  As part of the purchase price allocation at August 12, 2003, Bankshares recorded $41.7 million of core deposit intangible, and goodwill totaled approximately $390.6 million.  This is a preliminary estimate pending final analysis that is due in the fourth quarter and is subject to change pending the results. The weighted average amortization period for newly acquired core deposit intangible is seven years and is also subject to change pending final results of analysis.

On October 24, 2003, certain assets and liabilities of F&M were transferred to other Bankshares affiliates in order to align customers’ accounts with the Bankshares affiliate serving the geographic area where those customers reside.  As a result of the transfers, future financial statements of Bankshares will not report results of the former F&M as a stand-alone entity.

F&M, newly acquired in a business combination, falls under the guidance of the Emerging Issues Task Force (“EITF”) in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. Under EITF Issue No. 94-3, an entity recognizes a liability for an exit cost on the date that the entity commits itself to an exit plan. “Exit costs” are defined to include those costs recorded by F&M prior to the merger date and therefore are not included in Bankshares results of operations.  F&M has recorded exit costs of $34.0 million relating to severance, systems conversion, branch consolidation and costs associated with terminating contracts (including leases). $18.1 million of these exit costs were paid as of September 30, 2003.

Bankshares’ exit costs, referred to herein as “merger-related” costs, are defined to include those costs for its branch closings and related severance, combining operations such as systems conversions, integration planning consultant’s fees and marketing consultant’s fees incurred by Bankshares prior to and after the merger date and are included in Bankshares results of operations.  Bankshares expensed merger-related costs totaling $3.3 million and $2.4 million for the nine and three-month periods ended September 30, respectively. The costs associated with these activities are included in noninterest expenses. Merger-related expenses incurred year to date consisted largely of expenses for professional services rendered in connection with the merger integration plan. Bankshares will incur additional merger-related expenses in the fourth quarter as systems conversions, branch closings and integration of operations continue and will be reflected as expense when incurred.

Disclosed below is certain pro forma information for 2003 as if F&M had been acquired on January 1, 2003 and 2002. These results combine the historical results of F&M into Bankshares consolidated statement of income.  This table reflects noninterest expenses adjusted for exit costs and intangible amortization. This is not necessarily what would have occurred had the acquisition taken place on the indicated dates and is not indicative of future results.

	For the 9 Months Ended September 30,		For the 3 Months Ended September 30,
(Dollars in thousands)	2003	2002	2003	2002
Interest income	$500,141	$525,206	$163,344	$176,339
Interest expense	106,950	139,701	32,382	45,061
NET INTEREST INCOME	393,191	385,505	130,962	131,278
Noninterest income	151,291	130,633	50,424	43,046
Noninterest expenses	283,219	257,771	100,328	87,096
NET INCOME	160,369	156,069	49,316	53,647

Disclosed below is certain pro forma information for 2003 as if F&M had been included in each interim period presented as of January 1, 2003 and 2002. These results combine the historical results of F&M into Bankshares consolidated balance sheet statement. This is not necessarily what would have occurred had the acquisition taken place on the indicated dates.

(Dollars in thousands)	September 30, 2003	December 31, 2002	September 30, 2002
Total loans	$9,015,082	$8,617,375	$8,434,582
Total earning assets	12,627,364	12,097,158	11,808,689
Total assets	13,876,148	13,135,104	12,826,592
Total deposits	10,295,842	9,856,079	9,606,415
Shareholders’ equity	1,822,322	1,758,356	1,764,419

3. Earnings Per Share

Basic earnings per share (“EPS”) are computed by dividing income available to common shareholders by weighted average common shares outstanding.  Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of stock awards.  The following tables provide reconciliation between the computation of basis EPS and diluted EPS for the nine months and quarter ended September 30, 2003 and 2002, respectively.

	For the 9 Months Ended September 30,
	2003			2002
(In thousands, except per share data)	Net Income	Weighted Average Common Shares	EPS	Net Income	Weighted Average Common Shares	EPS
Basic EPS	$146,169	70,647	$2.07	$141,735	69,750	$2.03
Dilutive effect of stock options and restricted stock awards		510			530
Diluted EPS	$146,169	71,157	$2.05	$141,735	70,280	$2.02

	For the 3 Months Ended September 30,
	2003			2002
(In thousands, except per share data)	Net Income	Weighted Average Common Shares	EPS	Net Income	Weighted Average Common Shares	EPS
Basic EPS	$47,173	74,253	$.64	$48,615	69,637	$.70
Dilutive effect of stock options and restricted stock awards		587			474
Diluted EPS	$47,173	74,840	$.63	$48,615	70,111	$.69

Antidilutive options and awards excluded in the computation of diluted earnings per share were 238,838 and 129,657 for year-to-date September 30, 2003 and 2002, respectively, and 170,313 and 261,875 for quarter-to-date September 30, 2003 and 2002, respectively.

4. Investment Securities

The amortized cost and fair value of investment securities at September 30, 2003, December 31, 2002 and September 30, 2002 are shown below:

	September 30, 2003		December 31, 2002		September 30, 2002
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale
U.S. Treasury	$869,760	$901,384	$1,375,703	$1,421,890	$1,437,544	$1,488,636
U.S. Government agencies	752,861	773,894	695,970	727,627	677,547	708,647
Mortgage-backed securities	1,243,745	1,240,215	341,805	348,323	194,984	201,718
States and political subdivisions	88,691	90,696	549	577	549	579
Other investments	121,377	122,405	7,683	12,775	7,716	12,361
Total	$3,076,434	$3,128,594	$2,421,710	$2,511,192	$2,318,340	$2,411,941

Securities held-to-maturity
States and political subdivisions	$33,421	$36,030	$38,299	$41,150	$36,993	$40,071
Other investments	22,636	22,636	15,092	15,092	15,461	15,461
Total	$56,057	$58,666	$53,391	$56,242	$52,454	$55,532

5. Impaired Loans

A loan is considered impaired, based on current information and events, if it is probable that Bankshares will not collect all principal and interest payments according to the contractual terms of the loan agreement.  Generally, a loan is considered impaired once either principal or interest payments become 90 days past due at the end of a calendar quarter.  A loan may be considered impaired sooner if, in management’s judgment, such action is warranted.  The impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or fair value of the collateral if the repayment is expected to be provided predominantly by the underlying collateral.  A majority of Bankshares’ impaired loans are measured by reference to the fair value of the collateral.  If a loan is deemed to be impaired a valuation allowance is established for the amount of the impairment.  Accrued interest on impaired loans is reversed and is recognized on a cash basis.  Information with respect to impaired loans and the related valuation allowance (if the measure of the impaired loan is less that the recorded investment) at September 30, and June 30, 2003 and at the end of December 2002, is shown below.  See Form 10-K for more detail.

(Dollars in thousands)	September 30, 2003	June 30, 2003	December 31, 2002
Impaired loans with a specific valuation allowance	$27,869	$18,523	$13,751
All other impaired loans	18,609	15,066	16,813
Total impaired loans	$46,478	$33,589	$30,564

Specific allowance for loan losses applicable to impaired loans	$14,766	$8,840	$5,251
Allowance for loan losses applicable to other than impaired loans	140,988	133,421	133,350
Total allowance for loan losses	$155,754	$142,261	$138,601

Year-to-date interest income on impaired loans recorded on the cash basis	$220	$155	$563
Year-to-date average recorded investment in impaired loans during the period	$29,194	$26,438	$53,777
Quarter-to-date interest income on impaired loans recorded on the cash basis	$65	$58	$143
Quarter-to-date average recorded investment in impaired loans during the period	$34,707	$28,822	$44,263

Note: Impaired loans do not include large groups of smaller balance homogeneous loans that are evaluated collectively for impairment (e.g., residential mortgages and consumer installment loans).  The allowance for loan losses related to these loans is included in the allowance for loan losses applicable to other than impaired loans.

6. Commitments

Various commitments to extend credit (lines of credit) are made in the normal course of the banking business. Total unused lines of credit approximated $3.4 billion, $3.0 billion and $2.9 billion at September 30, 2003, December 31, 2002 and September 30, 2002, respectively.  The lines of credit commitments are shown at fair value.  These amounts are not recorded on the books of Bankshares.  In addition, letters of credit are issued for the benefit of customers by affiliated banks. These outstanding letters of credit were $284.3 million at September 30, 2003, $241.1 million at December 31, 2002 and $232.9 million at September 30, 2002.  In accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the fees received for issuing letters of credit are deferred and amortized over the life of the commitment.  The letters of credit at September 30, 2003 had a carrying value of $745 thousand representing unamortized fees.

Bankshares’ mortgage banking subsidiary, as a Fannie Mae Delegated Underwriting and Servicing lender, has a loss sharing arrangement for loans originated on behalf of and sold to Fannie Mae.  The unamortized principal balance of the underlying loans totaled $150.0 million at September 30, 2003.  No allowance has been established for possible losses since there have been no losses recognized during the six-year history of the arrangement and none are expected as of September 30, 2003. The mortgage subsidiary has also originated and loans sold with recourse in the event of foreclosure on the underlying real estate.  The unamortized amount of principal balance of loans sold with recourse totaled $2.5 million at September 30, 2003.  These mortgages are generally in good standing and are well collateralized, no loss has ensued and no future loss is expected.

Bankshares has committed to invest funds in third-party private equity investments.  At September 30, 2003, December 31, 2002 and September 30, 2002, $17.8 million, $15.2 million and $10.4 million, respectively, remained unfunded.

7. Intangible Assets

The following table discloses the gross carrying amount and accumulated amortization of intangible assets subject to amortization at September 30, 2003 and December 31, 2002:

	September 30, 2003			December 31, 2002
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Deposit intangibles	$55,556	$(7,679)	$47,877	$13,846	$(6,581)	$7,265
Mortgage servicing rights	1,914	(1,524)	390	1,543	(1,282)	261
Customer list	10,110	(1,018)	9,092	50	(46)	4
Total	$67,580	$(10,221)	$57,359	$15,439	$(7,909)	$7,530

The projections of amortization expense shown for mortgage servicing rights are based on asset balances and the interest rate environment as of September 30, 2003. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

The following table shows the current period and estimated future amortization expense for amortized intangible assets. Core deposit intangibles are amortized based on useful lives of up to seven years. Bankshares recorded an estimated $41.7 million of core deposit intangibles in conjunction with the F&M acquisition.  Future estimated amortization expense amounts are contingent on the final results of the valuation study being conducted in concert with the previously mentioned planned transfer of selected F&M assets and liabilities to Bankshares affiliates in the fourth quarter. Management reviews other intangible assets for impairment yearly (except mortgage servicing rights, which are reviewed monthly), or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. For those intangible assets subject to amortization, impairment is indicated if the sum of undiscounted estimated future net cash flow is less than the carrying amount of the asset. Impairment is recognized by accelerating the write off of the asset to the extent that the carrying value exceeds the estimated fair value.

(Dollars in thousands)		Core deposit intangibles	Mortgage servicing intangibles	Customer list intangibles	Total
Nine months ended September 30, 2003 (actual)		$1,904	$218	$975	$3,097
Quarter ended December 31, 2003 (estimated)		1,883	98	420	2,727

Estimate for year ended December 31,	2003	3,787	316	1,395	5,824
	2004	7,531	292	1,659	9,580
	2005	7,531	—	1,659	9,190
	2006	7,531	—	1,494	9,025
	2007	7,384	—	1,323	8,707
	2008	6,669	—	1,317	7,986

8. Comprehensive Income

The following table summarizes the related tax effect of unrealized gains (losses) on securities available-for-sale for the nine months ended September 30, 2003 and 2002.  The net amount is included in accumulated other comprehensive income (loss) in the Statement of Changes in Consolidated Shareholders’ Equity.

	For the 9 Months Ended September 30,
	2003			2002
(Dollars in thousands)	Pretax Amount	Tax (Expense) Benefit	Net Amount	Pretax Amount	Tax (Expense) Benefit	Net Amount
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	$(30,309)	$11,010	$(19,299)	$51,629	$(19,150)	$32,479
Reclassification adjustment for (gains) losses included in net income	(7,015)	2,774	(4,241)	(846)	335	(511)
Total	$(37,324)	$13,784	$(23,540)	$50,783	$(18,815)	$31,968

9. Capital Adequacy

Bankshares and its bank affiliates are subject to various regulatory capital adequacy requirements administered by federal and state banking agencies.  These requirements include maintaining certain capital ratios above minimum levels.  These capital ratios include tier I capital and total risk-based capital as percents of net risk-weighted assets and tier I capital as a percent of adjusted average total assets (leverage ratio).  The minimum ratios for capital adequacy purposes are 4.00%, 8.00% and 4.00%, for the tier I capital, total capital and leverage ratios, respectively.  To be categorized as well capitalized, a bank must maintain minimum ratios of 6.00%, 10.00% and 5.00%, for its tier I capital, total capital and leverage ratios, respectively.  As of September 30, 2003, Bankshares and all of its bank affiliates except one, F&M, exceeded all capital adequacy requirements to be considered well capitalized.   Although adequately capitalized, F&M did not meet the total risk-based capital threshold to be considered well capitalized.  As part of the purchase price allocation F&M recorded core deposit intangibles of $41.7 million, which is deducted from regulatory capital.  This deduction reduced F&M’s total risk-based capital ratio to 9.3%, slightly below the 10.0% threshold needed to be considered well capitalized.  As a result of the transfers referred to in Footnote 2 to the Consolidated Financial Statements, F&M’s total risk-based capital ratio was 18.0% at October 31, 2003.

Capital ratios and the amounts used to calculate them are presented in the following table for Bankshares and Mercantile-Safe Deposit & Trust Company (MSD&T), the lead bank, as of September 30, 2003 and December 31, 2002.

	September 30, 2003		December 31, 2002
(Dollars in thousands)	Bankshares	MSD&T	Bankshares	MSD&T
Tier I capital	$1,215,504	$394,407	$1,151,831	$430,375
Total risk-based capital	1,638,254	438,456	1,250,550	473,185
Net risk-weighted assets	9,824,821	3,515,440	7,677,476	3,407,691
Adjusted average total assets	11,966,146	4,473,499	10,281,071	4,246,480

Tier I capital ratio	12.37%	11.22%	15.00%	12.63%
Total capital ratio	16.67%	12.47%	16.29%	13.89%
Leverage ratio	10.16%	8.82%	11.20%	10.13%

10. Segment Reporting

Operating segments as defined by SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information are components of an enterprise with separate financial information.  The component engages in business activities, from which it derives revenues and incurs expenses and whose operating results management relies on for decision-making and performance assessment. Bankshares has three reportable segments – the twenty Community Banks, the Banking Division of MSD&T and the Investment and Wealth Management Division (IWM) of MSD&T.

The following table presents selected segment information for the nine months ended September 30, 2003 and 2002.  The components in the “Other” column consist of amounts for the nonbanking affiliates and intercompany eliminations.   Certain expense amounts such as operations overhead have been reclassified from internal financial reporting in order to provide for full cost absorption.  These reclassifications are shown in the “Adjustments” line.  F&M is included in the column “Community Banks” whereas BW and Peremel are included in the column “MSD&T IWM”.

	For the 9 Months Ended September 30, 2003
(Dollars in thousands)	MSD&T Banking	MSD&T IWM	Total MSD&T	Community Banks	Other	Total
Net interest income	$106,701	$—	$106,701	$240,278	$(898)	$346,081
Provision for loan losses	(5,253)	—	(5,253)	(3,819)	—	(9,072)
Noninterest income	32,070	57,560	89,630	50,151	(10,588)	129,193
Noninterest expenses	(69,145)	(50,014)	(119,159)	(127,627)	8,767	(238,019)
Adjustments	13,589	(2,457)	11,132	(7,796)	(3,336)	—
Income (loss) before income taxes	77,962	5,089	83,051	151,187	(6,055)	228,183
Income tax (expense) benefit	(28,075)	(2,035)	(30,110)	(52,125)	221	(82,014)
Net income (loss)	$49,887	$3,054	$52,941	$99,062	$(5,834)	$146,169
Average assets			$4,390,264	$7,156,379	$(145,612)	$11,401,031
Average equity			454,583	846,404	90,134	1,391,121

	For the 9 Months Ended September 30, 2002
(Dollars in thousands)	MSD&T Banking	MSD&T IWM	Total MSD&T	Community Banks	Other	Total
Net interest income	$109,942	$—	$109,942	$221,296	$(1,711)	$329,527
Provision for loan losses	(6,800)	—	(6,800)	(4,643)	—	(11,443)
Noninterest income	29,987	51,195	81,182	37,375	(11,527)	107,030
Noninterest expenses	(68,215)	(32,261)	(100,476)	(112,988)	10,706	(202,758)
Adjustments	12,720	(1,252)	11,468	(6,376)	(5,092)	—
Income (loss) before income taxes	77,634	17,682	95,316	134,664	(7,624)	222,356
Income tax (expense) benefit	(28,045)	(7,073)	(35,118)	(47,035)	1,532	(80,621)
Net income (loss)	$49,589	$10,609	$60,198	$87,629	$(6,092)	$141,735
Average assets			$4,101,243	$6,157,184	$(253,236)	$10,005,191
Average equity			435,080	774,514	42,913	1,252,507

11. Derivative Instruments and Hedging Activities

FASB Statement No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities, FASB Statement No. 138 (SFAS No. 138), Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment to FASB Statement No. 133 and FASB Statement No. 149 (SFAS No. 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities  (collectively referred to as derivatives), establishes accounting and reporting standards for derivative instruments and for hedging activities. Bankshares maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  Derivative instruments that are used as part of the interest rate risk management strategy have been restricted to interest rate swaps.  Interest rate swaps generally involve the exchange of fixed-rate and variable-rate interest payments between two parties, based on a common notional principal amount and maturity date. Bankshares entered into interest rate swaps to convert fixed-rate loans made to borrowers to floating-rate loans and convert its nonprepayable fixed-rate debt to floating-rate debt.

The fair value of derivative instruments recorded in other assets was $14.1 million (notional $203.1 million) and $11.4 million (notional $203.2 million) at September 30, 2003 and December 31, 2002, respectively.  The fair value of derivative instruments recorded in other liabilities was $5.4 million (notional $100.0 million) and $0 at September 30, 2003 and December 31, 2002, respectively.  For the nine months ended September 30, 2003, Bankshares recognized a net gain of $50 thousand, included in interest and fees on loans, which represented the ineffective portion of the fair-value hedge of fixed-rate loans made to borrowers.  For the year ended December 31, 2002, Bankshares recognized a net loss of $40 thousand.  The fair-value hedges of nonprepayable fixed-rate debt were 100% effective for the reported periods.

12. Stock-based Compensation Expense

Bankshares has several stock-based compensation programs for its directors, management and employees.  These programs include the use of stock options, restricted stock awards and phantom stock.  The compensation costs associated with Bankshares’ Omnibus Stock Plan and the granting of restricted stock awards are included in salary expense.  Restricted stock award expense for the third quarter of 2003 includes $1.0 million related to the accelerated vesting of certain awards in the IWM Division.  The costs associated with Bankshares’ deferred directors’ compensation plan are included in professional fees as part of other expenses on the income statement.  These amounts are summarized in the table below:

	For the 9 Months Ended September 30,		For the 3 Months Ended September 30,
(Dollars in thousands)	2003	2002	2003	2002
Option related expense	$1,218	$981	$353	$269
Restricted stock award expense	2,576	561	1,654	262
Sub-total included in salaries expense	3,794	1,542	2,007	531
Directors’ deferred compensation expense	512	(615)	198	(354)
Total stock-based compensation expense	$4,306	$927	$2,205	$177

13.  Recent Accounting Standards

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149 (SFAS No. 149), Amendment of Statement No.133 on Derivative Instruments and Hedging Activities.  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and did not have a material impact on Bankshares’ financial statements.

In May 2003, the FASB issued SFAS No. 150 (SFAS No. 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  This Statement is not expected to have a material impact on Bankshares’ financial statements.

On January 17, 2003, FASB issued FASB Interpretation No. 46 Consolidation of Variable Interest Entities __ an interpretation of ARB No. 51 (FIN 46).  The FASB has deferred the implementation of FIN 46 for all public entities to the first reporting period ending after December 15, 2003.  This deferral applies to all variable interest entities both financial and non-financial in nature.  Bankshares is currently in the process of evaluating the impact of FIN 46. This Statement is not expected to have a material impact on Bankshares’ financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

MERCANTILE BANKSHARES CORPORATION

Consolidated Financial Results

In March, April and August of 2003, Bankshares acquired in separate transactions, Boyd Watterson Asset Management, LLC (“BW”), Peremel & Company (“Peremel”), and F&M Bancorp (“F&M”), respectively, which are collectively referred to herein as, “the Acquisitions”.  The Acquisitions were accounted for under the purchase method of accounting and their transactions have been included in Bankshares’ financial results since their respective closings. On October 24, 2003, certain assets and liabilities of F&M were transferred to other Bankshares affiliates in order to align customers’ accounts with the Bankshares affiliate serving the geographic area where those customers reside.  As a result of the transfers, future financial statements of Bankshares will not report results of the former F&M as a stand-alone entity.  (See Footnote 2 to the Consolidated Financial Statements included in this report.)

Net income for the quarter ended September 30, 2003 was $47.2 million, a 3.0% decrease from net income of $48.6 million for the same period in 2002.  For the quarter ended September 30, 2003, diluted net income per share was $.63, a decrease of 8.7% from the $.69 reported for the third quarter last year.  Weighted average shares outstanding increased from 69,637,482 for the quarter ended September 30, 2002, to 74,252,653 for the quarter ended September 30, 2003 as a result of the Acquisitions.  The results of operations for the Acquisitions are included from their respective merger dates forward.

Factors affecting earnings for the third quarter included: $1.5 million or $.02 per share of after-tax expenses related to F&M; $2.2 million or $.03 per share of after-tax severance expenses related to the Investment & Wealth Management Division and continued compression of the net interest margin to 4.19% in the third quarter 2003 from 4.60% in the third quarter 2002.

Bankshares also reports operating earnings, defined as “GAAP” (Generally Accepted Accounting Principles) earnings excluding the amortization of intangible assets associated with purchase accounting for business combinations, securities gains and losses, and other significant gains, losses or expenses that are unusual in nature (such as merger-related expenses).  Net operating earnings totaled $49.9 million for the quarter, an increase of 1.7% compared to $49.0 million in the same period for 2002.  Diluted net operating earnings per share for the third quarter were $.67, a decrease of 4.3% from $.70 earned in the third quarter of 2002.  A reconciliation of net income (GAAP basis) to net operating earnings can be found on page 23 of this filing.

For the three months ended September 30, 2003, return on average tangible assets was 1.56%, return on average tangible equity was 15.70% and average tangible equity to average tangible assets was 9.91%.  Comparable ratios for the three months ended September 30, 2002 were 1.90%, 16.67% and 11.42%, respectively.  A reconciliation of these ratios to their respective GAAP basis ratios can be found on page 23 of this filing.

For the nine months ended September 30, 2003, net income was $146.2 million, an increase of 3.1% over the $141.7 million reported for the comparable period in 2002.  Diluted net income per share for the first three quarters of 2003 was $2.05, a 1.5% increase over the $2.02 reported for the same period last year. The Acquisitions added $10.7 million to net interest income, $9.9 million to noninterest income and $14.0 million to noninterest expenses for the nine months ended September 30, 2003.

For the nine months ended September 30, 2003, return on average assets was 1.71%, return on average equity was 14.05% and average equity to average assets was 12.20%.  Comparable ratios for the nine months ended September 30, 2002 were 1.89%, 15.13% and 12.52%, respectively.

Management believes that reporting several key measures based on tangible equity (equity less intangible assets) is important, as this is the basis for measuring the adequacy of capital for regulatory purposes.  For the nine months ended September 30, 2003, return on average tangible assets was 1.77% compared to 1.93% for the same period last year.  The ratio of average tangible equity to average tangible assets was 10.66% compared to 11.53% for the same period last year.  The return on average tangible equity for the nine months ended September 30, 2003 and 2002 was 16.57% and 16.72%, respectively.

On the date of purchase, F&M had total loans of  $1.4 billion, total earning assets of $2.0 billion, and total deposits of $1.7 billion.  There were 10,379,710 shares issued for the acquisition, accounted for under the purchase method, resulting in total consideration paid of $558.1 million giving rise to the creation of approximately $432.4 million of intangible assets. See Footnote No. 2 for more details on the impact of the Acquisitions on Bankshares’ consolidated financial statements.  The following tables set forth information regarding the F&M portion of the Acquisitions for the periods indicated.

Supplemental Information

Farmers & Mechanics Affiliate

Selected Balance Sheet Data

(Dollars in thousands)	At September 30, 2003	Average for the 3 months ended September 30, 2003 (1)
Investment securities available-for-sale	$442,003	$292,535
Loans:
Commercial	623,808	336,508
Construction	107,755	59,191
Residential real estate	194,917	103,446
Consumer	392,416	213,234
Lease financing	—	—
Total loans	1,318,896	712,379
Less: allowance for loan losses	(12,660)	(7,107)
Loans, net	1,306,236	705,272
Total assets	2,117,364	1,177,084
Deposits:
Noninterest-bearing deposits	310,542	167,133
Interest-bearing deposits	1,353,723	740,578
Total deposits	1,664,265	907,711
Total liabilities	1,948,448	1,085,024

Selected Income Statement Data

(Dollars in thousands)	For the 3 months ended September 30, 2003 (1)
Total interest income	$13,151
Total interest expense	2,242
NET INTEREST INCOME	10,909
NONINTEREST INCOME
Investment and wealth management	266
Service charges on deposit accounts	1,232
Mortgage banking related fees	1,011
Investment securities gains and (losses)	(335)
Other income	2,177
Total noninterest income	4,351
NONINTEREST EXPENSES
Salaries	4,278
Employee benefits	700
Net occupancy expense of bank premises	790
Furniture and equipment expenses	660
Communications and supplies	394
Other expenses	2,125
Total noninterest expenses	8,947
NET INCOME	4,305

(1) F&M is included from acquisition date, August 12, 2003, through September 30, 2003.

Note: Although not a required disclosure, this is intended solely as an aid to help the readers’ understanding of the impact of F&M on Bankshares’ third quarter results.  As a result of the transfers discussed in Footnote 2 to the Consolidated Financial Statements, future financial statements of Bankshares will not report financial data of the former F&M as a stand-alone entity.

Net Interest Income and Net Interest Margin

Net interest income for the quarter ended September 30, 2003 increased 9.2% or $10.3 million from the third quarter last year primarily as a result of the Acquisitions ($10.7 million).  Net interest income is affected by both changes in the amount and composition of interest-earning assets and interest-bearing liabilities and by changes in the level of interest rates. The growth in net interest income was attributable to the growth in average earning assets, particularly in the loan portfolio largely as a result of F&M.  Average total loans increased $1.2 billion or 16.3% compared to the prior period.  Included in this increase is $712.4 million relating to F&M.  While the growth in the average loan portfolio shows signs of improvement, management expects loan growth to remain in the mid-single digit range for the next several quarters.  Average investment securities for the third quarter 2003 increased by $598.4 million or 25.1% to $3.0 billion compared to the third quarter 2002.  Approximately one half of the increase in average securities was due to F&M.

Growth in net interest income was partially offset by a 41 basis point (bp) decline in net interest margin from 4.60% for the third quarter 2002 to 4.19% for the current quarter.  The year-over-year decline in net interest income was negatively affected by the Federal Reserve’s 75 bp reduction in short-term interest rates in the last twelve months.  In addition, historically low interest rates led to increased refinancing activity, particularly in the residential real estate loan portfolio, commercial and consumer portfolios.  Finally, lower reinvestment yields on maturing investment securities and prepayments of mortgage-related securities reduced yields in the investment portfolio.  Based on current market conditions, which include a recent slowing of mortgage refinancing activity and a steepening of the yield curve, management expects the net interest margin to begin to stabilize in the fourth quarter of 2003.

Net interest income for the nine months ended September 30, 2003 increased $16.6 million or 5.0% over the prior nine month period.  The growth in net interest income was attributable to a 9.9% growth in average loans and a 16.8% growth in average securities. Core internal growth accounted for two-thirds of the growth in average loans and three-fourths of the growth in average securities for the nine months ended September 30, 2003 over the nine months ended September 30, 2002.  Growth in net interest income was partially offset by a 31 bp decline in the net interest margin from 4.68% for the nine months ended September 30, 2002 to 4.37% for the nine months ended September 30, 2003.  Nearly two-thirds of the decline in the net interest margin was attributable to the reduced benefit derived from noninterest-bearing funds.  This benefit fell from 61 bp for the nine months ended September 30, 2002 to 42 bp for the nine months ended September 30, 2003.

The Analysis of Interest Rates and Interest Differentials and The Rate/Volume Analysis on pages 25 through 27 present further details supporting this discussion.

Noninterest Income

	For the 9 Months Ended September 30, 2003 vs. 2002		For the 3 Months Ended September 30, 2003 vs. 2002
	Increase / (Decrease)		Increase / (Decrease)
(Dollars in thousands)	Amount	%	Amount	%
Investment and wealth management	$5,929	11.5	$3,411	19.9
Service charges on deposit accounts	2,911	12.6	1,729	21.7
Mortgage banking related fees	903	12.2	1,097	47.6
Investment securities gains and (losses)	6,169	729.2	(133)	(65.5)
Other income	6,251	25.9	4,413	54.2
Total noninterest income	$22,163	20.7	$10,517	29.7

Noninterest income increased $10.5 million or 29.7% to $45.9 million for the third quarter 2003 versus the comparable period in 2002.  The Acquisitions added $6.9 million to noninterest income for the third quarter, of which $4.4 million was attributable to F&M.  Investment and wealth management (“IWM”) revenues increased 19.9% to $20.6 million for the quarter ended September 30, 2003, $2.8 million of which is attributable to the Acquisitions.

Service charges on deposit accounts increased 21.7% to $9.7 million for the current quarter compared to the prior year, of which $1.2 million was attributable to F&M.  Business checking, overdraft and ATM fees are the major contributors to this growth.  Mortgage banking fees increased to $3.4 million for the quarter, of which $1.0 million related to F&M while $2.4 million was attributable to continuing production in Bankshares.

Other income, which includes non-deposit fees, insurance income and bank owned life insurance, increased 54.2% to $12.6 million for the quarter compared to the same period of 2002. F&M contributed $2.2 million of this increase, the largest portion being insurance revenue totaling $1.4 million.

For the nine months ended September 30, 2003 noninterest income increased $22.2 million, or 20.7%.  Excluding gains from the sale of investment securities resulting from the ongoing balance sheet management process, noninterest income rose 15.1%.  This was due to a $5.9 million increase in IWM fees, a $2.9 million increase in service charges on deposit accounts and a $6.3 million increase in other income.  The Acquisitions contributed $5.8 million, nearly all of the increase, in IWM revenues for the nine months ended September 30, 2003.  The improvement in other income is due to reduced writedowns in private equity fund investments.

Noninterest Expenses

	For the 9 Months Ended September 30, 2003 vs. 2002		For the 3 Months Ended September 30, 2003 vs. 2002
(Dollars in thousands)	Increase / (Decrease) Amount	%	Increase / (Decrease) Amount	%
Salaries	$15,777	16.0	$11,061	33.7
Employee benefits	3,815	15.2	1,668	19.7
Net occupancy expense of bank premises	1,237	10.1	891	21.0
Furniture and equipment expense	3,912	21.7	2,429	40.5
Communication and supplies	492	4.9	538	16.1
Other expenses	10,028	26.0	5,965	43.4
Total noninterest expenses	$35,261	17.4	$22,552	32.9

Noninterest expenses for the quarter ended September 30, 2003, increased by $22.6 million or 32.9% over the third quarter of 2002.  Acquisitions added $11.4 million to noninterest expenses in the third quarter 2003.  With respect to the elements of noninterest expenses, salaries increased approximately $11.1 million or 33.7%, primarily as a result of the Acquisitions ($5.5 million) and IWM severance expense ($3.6 million).  Pre-operational merger-related staffing costs that are reflected in the third quarter expenses are expected to diminish in the fourth quarter as we begin to realize the contemplated reductions in head-count relating to the integration of F&M.  Bankshares is also on track to realize the other targeted cost-savings from the integration of F&M in the fourth quarter of 2003 and into early 2004.

The employee benefit increase over the third quarter 2002 is primarily due to an increase of $1.4 million in pension and 401-K expenses.  Acquisitions added $800 thousand of benefit expense in the third quarter of 2003.

The $2.4 million, or 40.5%, increase in furniture and equipment expenses is attributable to technology improvements that have been made in the IWM Division, expenses incurred as a result of the Acquisitions and increased costs related to handling normal volume growth by the main bank operating systems.

Other expenses for the third quarter increased by $6.0 million, or 43.4% over the prior year.  The increase includes $3.1 million related to the Acquisitions of which, $1.1 million is amortization of identifiable intangibles.  There were also $1.5 million of merger-related professional fees and an additional $600 thousand for the Directors’ Deferred Compensation plan expense in the third quarter of 2003.  The cost of this plan fluctuates with changes in the market value of Bankshares common stock.

Noninterest expenses for the nine months ended September 30, 2003 increased $35.3 million, or 17.4%.  Acquisitions added $14.0 million to noninterest expenses for the nine months ended September 30, 2003.  With respect to the elements of noninterest expenses, salaries increased approximately $15.8 million or 16.0%, primarily as a result of the Acquisitions ($6.8 million) and IWM severance expense ($1.9 million).  Pre-operational merger-related staffing costs are expected to diminish in the fourth quarter as we begin to realize the contemplated reductions in head-count.

The $3.8 million employee benefit increase over the nine months ended September 30, 2002 is largely due to an increase of $3.2 million in pension and 401-K expenses.  $346 thousand of the pension and 401-K expense increase was attributable to the Acquisitions.

The $3.9 million, or 21.7%, increase in furniture and equipment expenses for the nine months ended September 30, 2003 over the same period one year ago, is primarily attributable to technology improvements that have been made in the IWM Division, expenses incurred as a result of the Acquisitions and increased costs related to handling normal volume growth by the main bank operating systems.

Other expenses for the nine months ended September 30, 2003 increased by $10.0 million, or 26.0% over the nine months ended September 30, 2002.  The increase includes $4.1 million related to the Acquisitions of which $1.5 million is due to amortization of identifiable intangibles, and $2.3 million of merger-related professional fees.  Also included in the increase is an additional $1.1 million for the Directors’ Deferred Compensation plan.  The cost of this plan fluctuates with changes in the market value of Bankshares common stock.

As a result of the increased level of expenses, the operating efficiency ratio, a key measure of expense management, was 48.95% for the nine months ended September 30, 2003 versus 45.69% for the comparable period last year.  The efficiency ratio is measured by dividing noninterest expenses by the sum of net interest income on a fully taxable-equivalent basis and noninterest income.  When computing the efficiency ratio, management excludes the amortization of intangible assets, merger-related expenses and gains and losses from sales of investment securities because of the uncertainty as to timing and amount of gain or loss to be recognized.  See page 23 for a reconciliation of this measure to the GAAP basis calculation.

Analysis of Financial Condition

At September 30, 2003 compared to December 31, 2002, total assets increased 28.6% or $3.1 billion.  Total loans increased 23.3% or $1.7 billion.  The Acquisitions contributed $2.1 billion in total assets and $1.3 billion in total loans.

At September 30, 2003, total assets increased 31.1% or $3.3 billion compared to one year earlier.  Total loans increased 25.2% or $1.8 billion at September 30, 2003, compared to one year earlier.

Total deposits at September 30, 2003, were $10.3 billion, an increase of 24.6% or $2.0 billion over December 31, 2002.  Interest-bearing deposits were $7.6 billion, an increase of 23.1% or $1.4 billion from the end of last year. Noninterest-bearing deposits were $2.7 billion, an increase of 29.3% or $611.5 million compared to December 31, 2002. A large part of the growth in deposits was due to the Acquisitions.  The Acquisitions added $1.7 billion in total deposits, of which $1.4 billion were interest-bearing  and $310.5 million were noninterest-bearing deposits.  The additional growth in deposits was in core deposits from customers in the local markets. The affiliate banking structure positions Bankshares to compete not only with the large national and regional competition in the gathering of these funds, but also with local community banks. Management believes the company is positioned to retain these deposits in a rising interest rate scenario.  However, should the company experience an outflow of deposits, a reversal of recent trends, the investment portfolio should provide adequate liquidity to fund such outflows.

Shareholders’ equity at September 30, 2003 was $1.8 billion, an increase of 37.6% from December 31, 2002.  Bankshares has repurchased 5,500 shares year to date, and has authorization enabling it to repurchase up to 1.5 million additional shares.  There were no share repurchases during the quarter. Historically, shares repurchased have been open market purchases.  For more details see the Statement of Changes in Consolidated Shareholders’ Equity on page 5.  Since the share repurchase program began in the mid-1990’s, Management has generally targeted 40% of net income for cash dividends to shareholders and 30% of net income for potential share repurchases.  At September 30, 2003 and December 31, 2002 the cash dividend payout ratio was 46.38% and 43.07% respectively.

Asset Quality

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, renegotiated loans and other real estate owned (i.e., real estate acquired in foreclosure or in lieu of foreclosure).  With respect to nonaccrual loans, Bankshares policy is that, regardless of the value of the underlying collateral and/or guarantees, no interest is accrued on the entire balance once either principal or interest payments on any loan become 90 days past due at the end of a calendar quarter.  All accrued and uncollected interest on such loans is eliminated from the income statement and is recognized only as collected.  A loan may be put on nonaccrual status sooner than this standard if, in management’s judgment, such action is warranted.

During the three months ended September 30, 2003, nonperforming assets increased $13.3 million to $51.4 million.  Nonaccrual loans were $51.0 million at September 30, 2003 and increased $17.6 million over year end.  Other real estate owned, the other component of nonperforming assets, increased $265 thousand to $397 thousand from year end.  Nonperforming assets as a percent of period-end loans and other real estate owned was .57% at September 30, 2003 and .46% at December 31, 2002, respectively.  The increase in nonperforming loans was due primarily to a customer of Mercantile – Safe Deposit and Trust Company (“MSD&T”), the lead bank, engaged in the air pollution control system business.   These loans were moved from monitored to nonaccrual status.  The loans to this customer totaled approximately $10.3 million.  The Acquisitions added $3.6 million to nonperforming assets.

At September 30, 2003 and December 31, 2002, monitored loans, or loans with characteristics suggesting that they could be classified as nonperforming in the near future, were $30.5 million and $24.9 million, respectively. Net additions to the monitored loan category were primarily attributable to several customers of MSD&T.  The largest component of monitored loans continues to be the two commercial aircraft-related loans added to this category during the fourth quarter of 2002.  These two loans are performing and current with a balance of approximately $18.7 million at September 30, 2003. They remain in the monitored category because of continuing pressure on the airline industry overall.  The amount of loans past due 30-89 days decreased from

$104.2 million at December 31, 2002 to $40.7 million at September 30, 2003. The Acquisitions accounted for approximately $9.1 million of loans past due 30-89 days. In general, credit quality indicators remain stable at the community banks with greater fluctuations occurring at MSD&T.

The table below presents a comparison of nonperforming assets at September 30, 2003, June 30, 2003 and December 31, 2002.

Nonperforming Assets (Dollars in thousands)	September 30, 2003	June 30, 2003	December 31, 2002
Nonaccrual loans (1)
Commercial	$44,094	$30,717	$25,260
Construction	935	1,178	1,365
Residential real estate	3,589	4,001	2,479
Consumer	818	178	261
Lease financing	1,565	1,694	4,006
Total nonaccrual loans	51,001	37,768	33,371
Renegotiated loans (1)	—	—	—
Loans contractually past due 90 days or more and still accruing interest	—	—	—
Total nonperforming loans	51,001	37,768	33,371
Other real estate owned	397	376	132
Total nonperforming assets	$51,398	$38,144	$33,503

Nonperforming assets as a percent of period-end loans and other real estate owned	.57%	.50%	.46%

(1)          Aggregate gross interest income of $2.8 million, $1.5 million and $2.8 million for the nine months ended September 30, 2003, the first six months of 2003 and the year 2002, respectively, on nonaccrual and renegotiated loans, would have been recorded if these loans had been accruing on their original terms throughout the period or since origination if held for part of the period.  The amount of interest income on the nonaccrual and renegotiated loans that was recorded totaled $1.1 million, $648 thousand and $641 thousand for the nine months ended September 30, 2003, the first six months of 2003 and the year 2002, respectively.

Note: Bankshares was monitoring loans estimated to aggregate $30.5 million at September 30, 2003, $34.5 million at June 30, 2003 and $24.9 million at December 31, 2002, not classified as nonaccrual or renegotiated loans.  These loans had characteristics that indicated they might result in such classification in the future.

Allowance and Provision for Loan Losses

Each Bankshares affiliate is required to maintain an allowance for loan losses adequate to absorb losses inherent in the loan portfolio.  Management at each affiliate, along with Bankshares management, conducts a regular review to assure that adequacy.  On a periodic basis, significant credit exposures, nonperforming loans, impaired loans, historical losses by loan type and various statistical measurements of asset quality are examined to assure the adequacy of the allowance for loan losses.

The allowance for loan losses has been established through provisions for loan losses charged against income. Loans deemed uncollectible are charged against the allowance for loan losses and any subsequent recoveries are credited to the allowance.  Intensive collection efforts continue after charge-off in order to maximize recovery amounts.  The provision for loan losses for the third quarter of 2003 was $3.0 million, a 7.4% decrease from the same period last year. Net charge-offs were $2.7 million, a 32.5% increase for the third quarter of 2003 compared to the same period in 2002. The allowance for loans as a percent of period-end loans decreased to 1.73% at September 30, 2003 from 1.90% at the end of the third quarter last year.

The provision for loan losses for the nine months ended September 30, 2003 was $9.1 million, a decrease of 20.7% from last year’s provision.  The provision increased last year as credit quality issues were identified and addressed within the leasing business.  Nonperforming assets in the leasing business have declined from $4.5 million at September 30, 2002 to $1.6 million at September 30, 2003.  Net charge-offs for the nine months ended September 30, 2003 were $5.1 million, a 68.6% decrease compared to the same period last year.

The following table presents a summary of the activity in the Allowance for Loan Losses.

Allowance for Loan Losses	For the 9 Months Ended September 30,		For the 3 Months Ended September 30,
(Dollars in thousands)	2003	2002	2003	2002
Allowance balance - beginning	$138,601	$141,463	$142,261	$135,394
Allowance of acquired bank	13,205		13,205
Charge-offs:
Commercial	(3,362)	(11,522)	(2,301)	(2,136)
Construction	(160)	—	(160)	—
Residential real estate	(54)	(117)	(4)	(7)
Consumer	(2,860)	(2,234)	(1,287)	(702)
Lease financing	(1,188)	(4,800)	—	—
Total	(7,624)	(18,673)	(3,752)	(2,845)
Recoveries:
Commercial	869	675	343	158
Construction	136	148	1	11
Residential real estate	111	77	72	19
Consumer	1,379	1,244	614	396
Lease financing	5	210	5	210
Total	2,500	2,354	1,035	794
Net charge-offs	(5,124)	(16,319)	(2,717)	(2,051)
Provision for loan losses	9,072	11,443	3,005	3,244
Allowance balance - ending	$155,754	$136,587	$155,754	$136,587
Average loans	7,738,388	7,041,412	8,331,265	7,162,156
Net charge-offs (annualized) as a percent of average loans	.08%	.30%	.12%	.11%
Period-end loans	9,015,082	7,200,790
Allowance for loan losses as a percent of period-end loans	1.73%	1.90%

Reconciliation of Non-GAAP Measures

(Dollars in thousands, except per share data)

For the 9 Months Ended September 30,		For the 3 Months Ended September 30,
2003	2002	2003	2002

(1) The net interest margin and efficiency ratios are presented on a fully taxable-equivalent (FTE) and annualized basis.  The FTE basis adjusts for the tax-favored status of income from certain loans and investments.  Management believes this measure to be the preferred industry measurement of net interest income and provides a relevant comparison between taxable and non-taxable investments

Net interest income (GAAP basis)	$346,081	$329,527	$122,232	$111,914
Taxable-equivalent adjustment	4,879	4,607	1,757	1,568
Net interest income - taxable equivalent	$350,960	$334,134	$123,989	$113,482

(2) Bankshares presents return on average assets, return on average tangible assets, return on average equity, and return on average tangible equity. Management excludes intangible assets from its calculation of average tangible assets and average tangible equity. This adjustment allows management to review the core operating results and core capital position of the Company.  This is consistent with the treatment by bank regulatory agencies which exclude goodwill and other intangible assets from their calculation of risk-based capital ratios.

Return on average assets (GAAP basis)	1.71%	1.89%	1.48%	1.87%
Impact of excluding average intangible assets	.06	.04	.08	.03
Return on average tangible assets	1.77%	1.93%	1.56%	1.90%

Return on average equity (GAAP basis)	14.05%	15.13%	12.07%	15.13%
Impact of excluding average intangible assets	2.52	1.59	3.63	1.54
Return on average tangible equity	16.57%	16.72%	15.70%	16.67%

Average equity to average assets (GAAP basis)	12.20%	12.52%	12.29%	12.37%
Impact of excluding average intangible assets	(1.54)	(.99)	(2.38)	(.95)
Average tangible equity to average tangible assets	10.66%	11.53%	9.91%	11.42%

When computing the efficiency ratio and net operating earnings, management excludes the amortization of intangible assets, merger-related expenses and gains and losses from sales of investment securities because of the uncertainty as to timing and amount of gain or loss to be recognized.

(3) The efficiency ratio is measured by dividing noninterest expenses by the sum of net interest income on a FTE basis and noninterest income.

Efficiency ratio (GAAP basis)		49.57%	45.96%	53.67%	46.11%
Impact of excluding:	Securities (gains) and losses	.51	.09	(.10)	(.07)
	Amortization of deposit intangibles	(.40)	(.30)	(.69)	(.28)
	Amortization of other intangibles	(.25)	(.06)	(.30)	(.06)
	Merger-related expenses	(.48)	—	(1.44)	—
Operating efficiency ratio		48.95%	45.69%	51.14%	45.70%

(4)  Net operating earnings and diluted net operating earnings per share

Net income (GAAP basis)		$146,169	$141,735	$47,173	$48,615
Less:	Securities (gains) and losses, net of tax	(4,240)	(511)	203	123
Plus:	Amortization of core deposit intangibles, net of tax	1,151	796	708	254
	Amortization of other intangibles, net of tax	721	148	311	55
	Merger-related expenses, net of tax	1,998	—	1,481	—
Net operating earnings		$145,799	$142,168	$49,876	$49,047

Diluted net income per share (GAAP basis)		$2.05	$2.02	$.63	$.69
Less:	Securities (gains) and losses, net of tax	(.06)	(.01)	—	—
Plus:	Amortization of core deposit intangible, net of tax	.02	.01	.01	.01
	Amortization of other intangibles, net of tax	.01	—	.01	—
	Merger-related expenses, net of tax	.03	—	.02	—
Diluted net operating earnings per share		$2.05	$2.02	$.67	$.70

Cautionary Statement

This report contains financial information determined by methods other than in accordance with Generally Accepted Accounting Principles (“GAAP”). Bankshares’ management uses these non-GAAP measures in their analysis of the Company’s performance. In, particular, net interest income, net interest margin and net operating efficiency are calculated on a fully tax-equivalent basis (“FTE”).  The FTE basis is determined by adjusting net interest income to reflect tax-exempt interest income on a before-tax equivalent basis. These measures typically adjust GAAP performance measures to exclude goodwill and the amortization of goodwill related to the consummation of mergers. These non-GAAP measures may also exclude other significant gains, losses or expenses that are unusual in nature. Since these items and their impact on Bankshares’ performance are difficult to predict, management believes presentations of financial measures excluding the impact of these items provide useful supplemental information that is essential to a proper understanding of the operating results and financial position of Bankshares core businesses. These disclosures should not be viewed as a substitute for results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

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

ANALYSIS OF INTEREST RATES AND INTEREST DIFFERENTIALS

The following table presents the distribution of the average consolidated balance sheet, interest income/expense and annualized yields earned and rates paid through the nine months ended September 30, 2003 and 2002

	For the 9 Months Ended September 30, 2003			For the 9 Months Ended September 30, 2002
	Average Balance	Income*/ Expense	Yield*/ Rate	Average Balance	Income*/ Expense	Yield*/ Rate
Earning assets
Loans:**
Commercial	$4,627,564	$202,500	5.85%	$4,256,364	$209,810	6.59%
Construction	888,451	36,388	5.48	714,563	33,139	6.20
Residential real estate	1,124,637	55,426	6.59	1,074,334	59,239	7.37
Consumer	1,097,736	52,452	6.39	996,151	53,603	7.19
Total loans	7,738,388	346,766	5.99	7,041,412	355,791	6.76
Federal funds sold, et al	262,648	3,279	1.67	152,041	4,028	3.54
Securities:***
Taxable securities
U.S. Treasury securities and government agencies	1,765,230	57,150	4.33	2,078,629	73,902	4.75
Mortgage-backed securities	809,744	23,957	3.96	201,358	8,577	5.70
Other stocks and bonds	105,663	5,091	6.44	23,201	1,056	6.09
Tax-exempt securities
States and political subdivisions	53,886	2,890	7.17	38,888	2,364	8.13
Total securities	2,734,523	89,088	4.36	2,342,076	85,899	4.90
Interest-bearing deposits in other banks	7,433	52.94		358	11	4.21
Total earning assets	10,742,992	439,185	5.47	9,535,887	445,729	6.25
Cash and due from banks	255,251			224,488
Bank premises and equipment, net	111,010			101,275
Other assets	436,326			285,367
Less: allowance for loan losses	(144,548)			(141,826)
Total assets	$11,401,031			$10,005,191
Interest-bearing liabilities
Deposits:
Savings	$1,109,563	3,679.44		$951,952	6,630.93
Checking plus interest accounts	1,022,778	1,556.20		855,101	2,234.35
Money market	1,273,361	7,262.76		1,065,126	10,913	1.37
Time deposits $100,000 and over	1,257,288	22,549	2.40	1,057,250	26,147	3.31
Other time deposits	1,789,902	35,846	2.68	1,768,526	48,344	3.65
Total interest-bearing deposits	6,452,892	70,892	1.47	5,697,955	94,268	2.21
Short-term borrowings	832,631	4,317.69		852,070	9,074	1.42
Long-term debt	472,859	13,016	3.68	280,752	8,253	3.93
Total interest-bearing funds	7,758,382	88,225	1.52	6,830,777	111,595	2.18
Noninterest-bearing deposits	2,142,529			1,815,090
Other liabilities and accrued expenses	108,999			106,817
Total liabilities	10,009,910			8,752,684
Shareholders’ equity	1,391,121			1,252,507
Total liabilities & shareholders’ equity	$11,401,031			$10,005,191
Net interest rate spread		$350,960	3.95%		$334,134	4.07%
Effect of noninterest-bearing funds			.42			.61
Net interest margin on earning assets			4.37%			4.68%
Taxable-equivalent adjustment included in:
Loan income		$3,675			$3,571
Investment securities income		1,204			1,036
Total		$4,879			$4,607

* Presented on a tax-equivalent basis using the statutory federal corporate income tax rate of 35% (see reconciliation of non-GAAP measures)

** Nonaccrual loans are included in average loans

*** Balances reported at amortized cost; excludes pretax unrealized gains (losses) on securities available-for-sale

The following table presents the distribution of the average consolidated balance sheet, interest income/expense and annualized yields earned and rates paid through the third quarter of 2003 and 2002

	For the 3 Months Ended September 30, 2003			For the 3 Months Ended September 30, 2002
	Average Balance	Income*/ Expense	Yield*/ Rate	Average Balance	Income*/ Expense	Yield*/ Rate
Earning assets
Loans:**
Commercial	$4,900,613	$69,660	5.64%	$4,309,714	$70,450	6.49%
Construction	969,251	13,047	5.34	769,238	11,702	6.04
Residential real estate	1,205,020	19,087	6.28	1,076,355	19,518	7.19
Consumer	1,256,381	19,582	6.18	1,006,849	17,954	7.07
Total loans	8,331,265	121,376	5.78	7,162,156	119,624	6.63
Federal funds sold, et al	413,675	1,245	1.19	240,313	1,369	2.26
Securities:***
Taxable securities
U.S. Treasury securities and government agencies	1,629,544	17,192	4.19	2,126,356	24,695	4.61
Mortgage-backed securities	1,150,073	10,093	3.48	197,654	2,793	5.61
Other stocks and bonds	120,093	1,726	5.70	23,763	343	5.73
Tax-exempt securities
States and political subdivisions	84,944	1,295	6.05	38,503	778	8.02
Total securities	2,984,654	30,306	4.03	2,386,276	28,609	4.76
Interest-bearing deposits in other banks	21,372	46.85		358	3	3.84
Total earning assets	11,750,966	152,973	5.16	9,789,103	149,605	6.06
Cash and due from banks	295,289			234,441
Bank premises and equipment, net	124,275			101,131
Other assets	602,614			316,554
Less: allowance for loan losses	(151,044)			(137,249)
Total assets	$12,622,100			$10,303,980
Interest-bearing liabilities
Deposits:
Savings	$1,218,813	936.30		$983,806	2,228.90
Checking plus interest accounts	1,119,989	451.16		872,322	754.34
Money market	1,431,262	2,203.61		1,140,825	3,735	1.30
Time deposits $100,000 and over	1,270,016	7,046	2.20	1,138,356	8,881	3.10
Other time deposits	1,942,113	11,677	2.39	1,763,253	15,061	3.39
Total interest-bearing deposits	6,982,193	22,313	1.27	5,898,562	30,659	2.06
Short-term borrowings	944,979	1,303.55		833,966	2,834	1.35
Long-term debt	611,801	5,368	3.48	275,677	2,630	3.78
Total interest-bearing funds	8,538,973	28,984	1.35	7,008,205	36,123	2.04
Noninterest-bearing deposits	2,406,521			1,917,680
Other liabilities and accrued expenses	125,669			103,074
Total liabilities	11,071,163			9,028,959
Shareholders’ equity	1,550,937			1,275,021
Total liabilities & shareholders’ equity	$12,622,100			$10,303,980
Net interest rate spread		$123,989	3.81%		$113,482	4.02%
Effect of noninterest-bearing funds			.38			.58
Net interest margin on earning assets			4.19%			4.60%
Taxable-equivalent adjustment included in:
Loan income		$1,239			$1,226
Investment securities income		518			342
Total		$1,757			$1,568

* Presented on a tax-equivalent basis using the statutory federal corporate income tax rate of 35% (see reconciliation of non-GAAP measures)

** Nonaccrual loans are included in average loans

*** Balances reported at amortized cost; excludes pretax unrealized gains (losses) on securities available-for-sale

RATE/VOLUME ANALYSIS

A rate/volume analysis, which demonstrates changes in interest income and expense for significant assets and liabilities, appears below:

	For the 9 months Ended September 30, 2003 vs. 2002 Due to variances in			For the 3 months Ended September 30, 2003 vs. 2002 Due to variances in
(Dollars in thousands)	Rates	Volumes	Total	Rates	Volumes	Total
Interest earned on:
Loans:
Commercial (1)	$(25,608)	$18,298	$(7,310)	$(10,449)	$9,659	$(790)
Construction (2)	(4,815)	8,064	3,249	(1,698)	3,043	1,345
Residential real estate	(6,587)	2,774	(3,813)	(2,764)	2,333	(431)
Consumer	(6,617)	5,466	(1,151)	(2,822)	4,450	1,628
Total loans	(43,627)	34,602	(9,025)	(17,733)	19,485	1,752
Taxable securities (3)	(11,027)	13,690	2,663	(1,112)	988	(124)
Tax-exempt securities (3)	(386)	912	526	(5,363)	6,543	1,180
Federal funds sold, et al	(3,679)	2,930	(749)	(421)	938	517
Interest-bearing deposits in other banks	(176)	217	41	(133)	176	43
Total interest income	(58,895)	52,351	(6,544)	(24,762)	28,130	3,368

Interest paid on:
Savings deposits	(4,049)	1,098	(2,951)	(1,824)	532	(1,292)
Checking plus interest deposits	(1,116)	438	(678)	(517)	214	(303)
Money market accounts	(5,785)	2,134	(3,651)	(2,483)	951	(1,532)
Certificates of deposit $100,000 and over	(8,545)	4,947	(3,598)	(2,862)	1,027	(1,835)
Other time deposits	(13,082)	584	(12,498)	(4,912)	1,528	(3,384)
Short-term borrowings	(4,550)	(207)	(4,757)	(1,908)	377	(1,531)
Long-term debt	(884)	5,647	4,763	(469)	3,207	2,738
Total interest expense	(38,011)	14,641	(23,370)	(14,975)	7,836	(7,139)
Net interest earned	$(20,884)	$37,710	$16,826	$(9,787)	$20,294	$10,507

(1)          Interest Year-to-date tax-equivalent adjustment of $2,682,731 and $2,728,437 for 2003 and 2002, respectively, and quarter-to-date tax-equivalent adjustment of $927,323 and $906,830 for 2003 and 2002, respectively, are included in the commercial loan rate variances

(2)          Interest Year-to-date tax-equivalent adjustment of $993,597 and $842,687 for 2003 and 2002, respectively, and quarter-to-date tax-equivalent adjustment of $313,464 and $319,014 for 2003 and 2002, respectively, are included in the commercial loan rate variances

(3)          Interest Year-to-date tax-equivalent adjustment of $1,203,998 and $1,035,161 for 2003 and 2002, respectively, and quarter-to-date tax-equivalent adjustment of $518,091 and $340,797 for 2003 and 2002, respectively, are included in the investment securities rate variances

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information responsive to this item as of December 31, 2002 appears under the captions “Risk Management”, “Interest Rate Risk sensitivity Analysis” and “Earnings Simulation Model Projection” on pages 24-27 of the registrant’s 2002 Annual Report to Shareholders, filed as Exhibit 13 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2002. There was no material change in such information as of September 30, 2003.

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2003, Bankshares’ management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no significant changes in the Company’s internal controls subsequent to the date of the evaluation that could significantly affect those controls.

PART II – OTHER INFORMATION

Item 5.           Other Information

The 2004 Annual Meeting of stockholders of the registrant is expected to be held on April 28, 2004

Item 6.           Exhibits and Reports on Form 8-K

(a)                                  Exhibits

31.1 Section 302 Certification of Chief Executive Officer. Filed as an exhibit hereto and incorporated herein by reference

31.2 Section 302 Certification of Chief Financial Officer. Filed as an exhibit hereto and incorporated herein by reference

32.1 Section 906 Certification of Chief Executive Officer. Filed as an exhibit hereto and incorporated herein by reference

32.2 Section 906 Certification of Chief Financial Officer. Filed as an exhibit hereto and incorporated herein by reference

(b)                                 Reports on Form 8-K

Form 8-K filed, dated July 9, 2003, Item 5

Form 8-K filed, dated July 22, 2003, Item 7

Form 8-K filed, dated August 6, 2003, Item 5

Form 8-K filed, dated August 8, 2003, Item 5

Form 8-K filed, dated August 12, 2003, Item 5

Form 8-K filed, dated August 18, 2003, Item 5

Form 8-K filed, dated August 19, 2003, Item 5

Form 8-K filed, dated September 9, 2003 Item 5

Form 8-K filed, dated September 22, 2003 Item 5

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANKSHARES
(Registrant)

November 10, 2003	/s/ Edward J. Kelly, III
Date	By: Edward J. Kelly, III
Chairman of the Board,
President and Chief Executive Officer

November 10, 2003	/s/ Terry L. Troupe
Date	By: Terry L. Troupe
Chief Financial Officer

November 10, 2003	/s/ William T. Skinner, Jr.
Date	By: William T. Skinner, Jr.
Controller