Form 10-K
period 2003-12-31
MERCANTILE BANKSHARES CORP
filed 2004-03-12
CIK 64908

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common Stock ($2 par value)
(Title of class)

Stock Purchase Rights
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes X No ___

At June 30, 2003, the last business day of registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of common stock held by non-affiliates of registrant (including fiduciary accounts administered by affiliates) was $2,718,819,545 based on the last sale price on the Nasdaq National Market on June 30, 2003.

As of February 27, 2004, 79,895,736 shares of common stock were outstanding.

Documents Incorporated by Reference: Part III — Definitive Proxy Statement of Registrant to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Registrant’s fiscal year covered by this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

General

     Mercantile Bankshares Corporation was incorporated under the laws of Maryland on May 27, 1969. It is a financial holding company and a bank holding company registered under the Bank Holding Company Act of 1956. Mercantile Bankshares Corporation along with its consolidated subsidiaries is referred to in this report as “Bankshares,” “we” or “Registrant.”

     Bankshares, with $13.7 billion in assets for the year ended December 31, 2003, is a regional multibank holding company with headquarters in Baltimore, Maryland. It is comprised of Mercantile-Safe Deposit and Trust Company (“MSD&T”) and 19 community banks (each a “Community Bank”) and a mortgage banking company. Sixteen banks are located in Maryland, three are in Virginia and one is in southern Delaware. Bankshares’ largest bank, MSD&T, represents approximately 33% of total assets and operates 24 offices in Maryland, one office in Washington, D.C., and one commercial office in Pennsylvania.

     On August 12, 2003, Bankshares acquired F&M Bancorp (“F&M”) for a mix of cash and stock for total consideration of $558.1 million. On the date of purchase, F&M had total loans of $1.4 billion, total assets of $2.2 billion and total deposits of $1.7 billion. In late October, certain assets and liabilities from F&M were allocated to MSD&T and certain Community Banks whose market places overlapped with F&M.

     Nearly all of Bankshares’ substantial trust operations and specialized corporate banking services are provided by MSD&T.

     Bankshares places particular emphasis on long-term customer relationships by providing value-added services through its extensive Community Bank network. Each Community Bank has its own name, management team and board of directors. Perhaps most importantly, each bank has strong historical ties to the families and businesses in the community it serves. Through its association with Bankshares, each bank is able to provide its customers with the sophisticated banking services and financial resources of a major banking organization.

     Bankshares directly owns all of the outstanding stock of MSD&T and the 19 Community Banks and directly or indirectly owns all of the outstanding stock of certain other affiliates. For purposes of segment reporting, three operating components have been identified. They are the banking division of the lead bank, MSD&T; the Investment and Wealth Management Division of MSD&T; and the 19 Community Banks. The principal components of our banking and non-banking network are listed below.

Lead Bank and Affiliates

Mercantile-Safe Deposit and Trust Company	Baltimore, Maryland
Mercantile Mortgage Corporation
Mercantile Agency, Inc.
Mercantile Capital Advisors, Inc.
Mercantile Securities, Inc.
Mercantile/Cleveland, LLC
Peremel & Co., Inc.**
Boyd Watterson Asset Management, LLC*
MBC Agency, Inc.
Mercantile Life Insurance Company
MBC Realty, LLC

* 100% interest in Boyd Watterson was acquired on February 28, 2003

** Bankshares acquired a 100% interest in Peremel on March 31, 2003

Community Banks

The Annapolis Banking and Trust Company	Annapolis, Maryland
Bank of Southern Maryland	LaPlata, Maryland
Calvert Bank and Trust Company	Prince Frederick, Maryland
The Chestertown Bank of Maryland	Chestertown, Maryland
The Citizens National Bank	Laurel, Maryland
County Banking & Trust Company	Elkton, Maryland
Farmers & Mechanics Bank	Frederick, Maryland
The Fidelity Bank	Hagerstown, Maryland
The First National Bank of St. Mary’s	Leonardtown, Maryland
The Forest Hill State Bank	Bel Air, Maryland
Peninsula Bank	Princess Anne, Maryland
The Peoples Bank of Maryland	Denton, Maryland
Potomac Valley Bank	Gaithersburg, Maryland
St. Michaels Bank	St. Michaels, Maryland
Westminster Union Bank	Westminster, Maryland
Baltimore Trust Company	Selbyville, Delaware
Farmers & Merchants Bank — Eastern Shore	Onley, Virginia
The National Bank of Fredericksburg	Fredericksburg, Virginia
Marshall National Bank and Trust Company	Marshall, Virginia

     For segment reporting information, see Footnote 15 to the financial statements in Item 8 hereof, and information under the heading “Segment Reporting” in the sections captioned “Analysis of Operating Results for 2003 to 2002” and “Review of Earnings and Balance Sheet for 2002 to 2001,” in Item 7 hereof.

     Bankshares periodically reviews and considers possible acquisitions of banks and other entities performing related activities and discusses such possible acquisitions with managements of the subject companies, and such acquisitions, which may be material, may be made from time to time. Acquisitions are normally subject to regulatory approval.

Consumer Banking Services

Personal Banking

     MSD&T and all of the Community Banks offer numerous services to meet the checking, savings, investment and credit needs of the individuals in their communities. Personal banking services include Individual Retirement Accounts, certificates of deposit and various checking and savings plans, including an indexed money market account. The banks offer home equity loans and lines of credit, as well as installment loans, to meet a variety of borrowing needs.

     The Community Bank network provides customers with no-fee access to 235 ATMs, and customers can perform many routine transactions at any of the 227 bank offices. For added convenience, substantially all Bankshares affiliates provide customers with toll-free telephone access to a centralized Customer Service Center and a voice-response account information system. Banking Twenty-Four Online® enables customers to access their personal accounts online to verify account balances, track recent account activity and perform selected transactions. Recently, online banking was enhanced with bill payment capabilities. Banking Twenty-Four offers sole proprietors similar and specifically tailored capabilities to meet their small business needs.

Home Mortgages

     Residential mortgages are provided through Mercantile Mortgage LLC, a joint venture between Mercantile Mortgage Corporation (“Mercantile Mortgage”), a subsidiary of MSD&T, and Wells Fargo Ventures LLC. A wide variety of competitively priced fixed- and variable-rate products are available, including jumbo loans. Residential mortgage loans also are available through the Community Banks.

     Risks associated with residential mortgage lending include interest rate risk, which is mitigated through the sale of the majority of all conforming fixed-rate loans, and default risk by the borrower, which is lessened through underwriting procedures and credit quality standards, among other things.

Commercial Banking Services

Lending

General Commercial Lending

     With their local knowledge and focus, our Community Banks are well-suited to meet the traditional credit needs of businesses in their market areas. Each bank works closely with customers to extend credit for general business purposes, such as working capital, plant expansion or equipment purchases, and for financing industrial and commercial real estate. Where appropriate, the banks employ government guarantee programs, such as those available from the Small Business Administration.

     In addition to supplying credit to the businesses in its own market area, MSD&T works in collaboration with other Community Banks when their customers’ credit needs exceed the Community Bank’s lending limit or when there is a more specialized commercial banking need.

Specialized Lending

     When local commercial customers do not qualify for traditional financing, the Asset-Based Lending Group at MSD&T can help them convert the value of their accounts receivable, inventory and equipment into cash for operations. MSD&T lenders also work with the other Community Banks to arrange more sophisticated financing in the areas of acquisitions and management buyouts.

Real Estate Lending

     The Real Estate Group at MSD&T provides land acquisition and development, construction and interim financing to commercial real estate investors and developers. The Community Banks also provide such lending to their customers in their markets. Credits exceeding a predetermined threshold are made in collaboration with the Real Estate Lending Group.

     Mercantile Mortgage makes loans for land acquisition, development and construction of single-family and multifamily housing.

     Mercantile Mortgage also provides permanent financing for multifamily projects as one of the nation’s few Fannie Mae Delegated Underwriting and Servicing lenders. Permanent financing for multifamily projects and long-term, nonrecourse financing for commercial real estate are provided through Columbia National Real Estate Finance LLC, a subsidiary of Mercantile Mortgage. Columbia National is a Freddie Mac Program Plus Seller Servicer. It has correspondent relationships with approximately 12 life insurance companies and services a loan portfolio in excess of $5.3 billion.

Managing Credit Risk

     Much of the fundamental business of Bankshares is based on understanding, measuring and controlling credit risk. Credit risk includes both general risks, which are part of the lending process, and specific risk relating to each borrower. With respect to commercial lending, losses as a percentage of outstanding loans can vary widely from period to period and are particularly sensitive to changing economic conditions. MSD&T and each Community Bank carefully evaluate the credit risk presented by a customer and often require collateral support as well as personal guarantees of the borrower. Bankshares and each

Community Bank often have the benefit of long-standing customer relationships, which management believes is a key component to managing credit risk. The type of collateral support varies, but includes accounts receivable, inventory, land, buildings, equipment, income-generating commercial properties and residential real estate, among other things.

     The evaluation of specific risk is a basic function of the underwriting and loan administration in each of our Community Banks, involving analysis of the borrower’s ability to service debt as well as the value of pledged collateral.

     Bankshares has established a centralized independent loan review function charged with regularly reviewing the loan portfolio and identifying changes in the economy or in a borrower’s circumstances that may affect the ability to repay debt or the value of pledged collateral. On a regular basis senior management, through the establishment of a Credit Quality Committee, monitors the degree of risk in the loan portfolio. In addition, lenders assign a grade to each commercial loan based on a number of factors, including the borrower’s capacity to service the debt and the presence and value of the collateral for the loan. The independent loan review function evaluates on a regular basis the grade assigned to certain loans and analyzes the impact on the allowance for loan losses.

Cash Management

     Centered at MSD&T, Cash Management Services helps business customers of all Community Banks collect, transfer and invest their cash. Through a variety of electronic payment and account management tools, Cash Management also enables customers to monitor cash flows conveniently and efficiently. Nonprofit institutions such as unions, charities and philanthropic organizations also use Cash Management services.

Private Equity

     Bankshares, in partnership with MSD&T, began a focused private equity investment initiative in 2000 as an alternative use of capital with the objectives of generating long-term returns and developing additional long-term client relationships with emerging companies in Bankshares’ footprint. The primary investments are capital commitments to private equity limited partnerships located or seeking investment opportunities within Bankshares’ geographic trade area and, to a lesser extent, direct investments in privately held companies within the region. The private equity funds include small- and middle-market buyout funds, mezzanine funds and late-stage venture funds where the target investments of the funds are or would likely be, in time, potential Bankshares customers. For more information on private equity investments see Footnote No. 9 of the financial statements.

Investment And Wealth Management Services

     Bankshares offers investment and wealth management services through MSD&T and continues building on a 140-year tradition of providing investment and wealth management services to private individuals, family groups and institutions.

     Today, Bankshares provides a range of wealth management services. An open architecture platform gives clients access to proprietary investment management in addition to carefully selected outside managers. Both the open architecture platform and proprietary investment management offer clients a comprehensive approach to equity and fixed-income investments complemented by alternative investments. Bankshares’ proprietary investment platform includes both separate account management and mutual funds, including the Mercantile Dow Jones U.S. Portfolio Funds, based on the Dow Jones Portfolio Indexes. Investment and wealth management services are available throughout the Community Bank network, Cleveland-based Boyd Watterson Asset Management LLC (“Boyd Watterson”) and Baltimore-based Peremel & Company, Inc. (“Peremel”). Peremel fills an important niche by offering brokerage capabilities and account services. At December 31, 2003, Bankshares had $22 billion of discretionary assets under management and $46 billion of assets under administration.

Private Wealth Management

     When managing a client’s assets as part of an investment management or trustee relationship, Bankshares focuses on consistent investment performance and an asset allocation that is individually designed to meet each client’s risk/return parameters and investment objectives. Professional investors, working in partnership with our clients, provide access to the Mercantile funds, separately managed accounts, nonproprietary mutual funds and a variety of alternative investments. With the acquisition of Peremel, our clients have access to full-service brokerage capabilities. MSD&T provides a wide range of fiduciary and client administrative services, including trust administration, protection and continuity of trust structures, estate settlement, estate advice and planning, tax advice and planning and charitable giving programs. MSD&T also acts in a custodial capacity for its clients, providing safekeeping of assets, transaction execution, income collection, preparation of tax returns and record keeping.

Family Office

     Designed to service the unique needs of families with substantial means, the Family Office team works with more than 85 families whose total assets approach $5 billion. The Family Office is comprised of professionals including CFAs, CFPs and attorneys. The group integrates the full range of services required to manage its clients’ complex, multigenerational financial circumstances. MSD&T offers family governance, family education and philanthropic advisory programs in addition to the normal services associated with Family Offices, such as investment management, trust structuring and administration, tax planning, estate planning, closely held business planning, credit, and charitable giving and administration.

The team of specialists within Family Office also provides guidance in sophisticated, nontraditional investment strategies, such as private equity, real estate and hedge fund investing.

Private Banking

     The Private Banking Group provides one point of contact for its clients’ deposit and credit needs, ensuring that these services are delivered within an overall asset management plan. Private bankers can coordinate cash flows, arrange investment of short- and long-term funds and structure credit arrangements to meet short- to long-term needs.

Institutional Asset Management

     Bankshares, through its Community Banks and Boyd Watterson, works to provide businesses and charitable organizations with sophisticated investment management and administrative services for their employee retirement plans, profit sharing plans and endowments. Clients include state and local government entities, corporations, unions, charitable organizations and military institutions. For example, MSD&T is trustee for a group trust that focuses on commercial real estate investments for Taft-Hartley pension plans. MSD&T also can help nonprofit organizations, such as charitable and philanthropic groups, with annual giving and capital campaigns, pooled income funds, gift annuities and charitable remainder trusts. Bankshares offers corporations 401(k) programs tailored to their specific needs.

Insurance Activities

     Keller Stonebraker, an independent, wholly owned subsidiary of Farmers & Mechanics Bank, arranges a full line of consumer and commercial business insurance products through offices in Hagerstown and Cumberland, Maryland, and Keyser, West Virginia. Consumer insurance products include annuities, homeowners, automobile, life and personal umbrellas. Commercial products include property and casualty packages, workers’ compensation, bonds, professional liability, umbrella, and 401(k) and other benefit plans.

     Potomac Basin Group Associates, Inc., Beltsville, Maryland, operates as an independent wholly owned subsidiary of Farmers & Mechanics Bank and is an independent insurance agency specializing in corporate employee benefit plans through its offices in Beltsville and Ellicott City, Maryland.

Other Nonbanking Affiliates

     Mercantile Agency, Inc. acts as agent in the sale of fixed-rate annuities and offers variable-rate annuities with Mercantile Securities, Inc.

     Mercantile Securities, Inc. is a general securities broker-dealer that facilitates purchases by bank customers of shares of the Mercantile family of funds and other securities and variable-rate annuities.

     Peremel & Co., Inc. is a general securities broker-dealer that offers discount and online brokerage services.

     MBC Agency, Inc. provides as agent, under group policies, credit life insurance in connection with extensions of credit by MSD&T and the Community Banks. Mercantile Life Insurance Company reinsures the insurance provided by MBC Agency, Inc.

     Mercantile Capital Advisors, Inc. is a registered investment adviser that provides investment advisory and administrative services to investment companies, including the Mercantile family of funds.

     Statistical Information

     The statistical information required in this Item 1 is set forth in Item 6, 7 and 8 of this Annual Report on Form 10-K, as follows:

Disclosure Required by Guide 3		Reference to Caption in Item 6 or 7, or Note in Item 8
(I)	Distribution of Assets,
Liabilities and Stockholder
Equity; Interest Rates and
	Interest Differentials	Analysis of Interest Rates and
Interest Differentials (Item 7)
Rate/Volume Analysis (Item 7)
Nonperforming Assets (Item 7)
(II)	Investment Portfolio	Bond Investment Portfolio (Item 7)
Notes to Financial Statement, Note 3
— Investment Securities
(III)	Loan Portfolio	Year-End Loan Data (Item 6)
Loan Maturity Schedule (Item 7)
Interest Rate Risk (Item 7)
Nonperforming Assets (Item 7)
(IV)	Summary of Loan Loss
	Experience	Allowance for Loan Losses (Item 7)
Credit Risk Analysis (Item 7)
Allocation of Allowance for Loan
Losses (Item 7)
(V)	Deposits	Analysis of Interest Rates and
Interest Differentials (Item 7)
Notes to Financial Statements,
Note 6 — Deposits
(VI)	Return on Equity
	and Assets	Return on Equity and Assets (Item 6)
(VII)	Short-Term Borrowings	Notes to Financial Statements,
Note 7

Employees

     At December 31, 2003, Bankshares and its affiliates had approximately 1,068 officers and 2,497 other employees. Of these, MSD&T employed 536 officers and 681 other employees and the Community Banks had 529 officers and 1,794 other employees.

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

     Bankshares is a financial holding company and is the largest independent bank holding company headquartered in Maryland. MSD&T is the sixth largest commercial bank in the state. During 2003, Bankshares also competed with Maryland-based bank subsidiaries of the third, fourth, ninth, thirteenth, and nineteenth largest bank holding companies in the United States as well as banking subsidiaries of other non-Maryland bank holding companies. Measured in terms of assets under management and administration, MSD&T believes it is one of the largest trust institutions in the southeastern United States. MSD&T and its subsidiaries (i.e., Boyd Watterson & Mercantile Capital Advisers, Inc.) compete for various classes of fiduciary and investment advisory business with other banks and trust companies, insurance companies, investment counseling firms, mutual funds and others.

     Mercantile Mortgage is one of many competitors in its area of activity. MBC Agency, Inc. is limited to providing life, health and accident insurance in connection with credit extended by MSD&T and the Community Banks. Mercantile Agency, Inc. commenced business in 1996 and is a small competitor in its area.

     The 19 other Community Banks ranged in asset size from $108 million to $1.527 billion, at December 31, 2003. They face competition in their own local service areas as well as from the larger competitors mentioned above.

Supervision and Regulation

Bankshares

     Bankshares, as a registered bank holding company, is subject to regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and is required to file with the Federal Reserve Board quarterly and annual reports and such additional information as the Federal Reserve Board may require pursuant to the BHC Act. Among other provisions, the BHC Act and regulations promulgated thereunder require prior approval of the Federal Reserve Board of the acquisition by Bankshares of more than 5% of any class of the voting shares of any bank.

     The Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) was adopted on November 12, 1999 and amended several of the federal banking laws, including the BHC Act and the Banking Act of 1933 (generally known as “Glass-Steagall”), that affect Bankshares and its subsidiaries. Prior to the adoption of the GLB Act, the activities of bank holding companies and their subsidiaries were restricted to banking, the business of managing and controlling banks, and other activities that the Federal Reserve Board had determined were so closely related to banking or managing or controlling banks as to be a proper incident thereto. In particular, Glass-Steagall and the BHC Act imposed important restrictions on the ability of bank holding companies or their subsidiaries to engage in the securities or insurance business.

     The GLB Act repealed the provisions of Glass-Steagall and restrictions in the BHC Act that limited affiliations among, and overlapping business activities between the banking business and, respectively, the securities and insurance industries. With the adoption of the GLB Act, a bank holding company that makes an effective election to become a “financial holding company” may, within a holding company system, (a) engage in banking, managing or controlling banks; (b) perform certain servicing activities for subsidiaries; and (c) engage in any activity, or acquire and retain the shares of any company engaged in any activity that is either (i) financial in nature or incidental to such financial activity, as determined by the Federal Reserve Board in consultation with the Secretary of the Treasury or (ii) complementary to a financial activity and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally, as determined by the Federal Reserve Board. Activities that are “financial in nature” include activities specified in the GLB Act and those activities that the Federal Reserve Board had determined, by order or regulation in effect prior to enactment of the GLB Act, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Thus, a financial holding company may engage in a full range of banking, securities and insurance activities, including securities and insurance underwriting, as well as, with certain restrictions, merchant banking activities.

     The election to become a financial holding company is only available to bank holding companies whose bank and thrift subsidiaries are well capitalized, well managed, and have satisfactory Community Reinvestment Act ratings. With exceptions for insurance underwriting, merchant banking and real estate investment and development, the GLB Act also permits comparable expansion of national bank activities by banks meeting similar criteria, together with certain additional firewall and other requirements, through “financial subsidiaries” of national banks. Similarly, as a matter of Federal law, but still subject to State law, the GLB Act greatly expands the potential financial activities of subsidiaries of State banks. Bankshares filed an election and, on December 20, 2002, became a financial holding company.

     The GLB Act also imposed a general scheme of functional regulation with respect to the activities of bank holding companies and their bank and nonbank subsidiaries to ensure that banking activities are regulated by bank regulators, securities activities are regulated by securities regulators, and insurance activities are regulated by insurance regulators, although the Federal Reserve Board retains its role as the umbrella supervisor for bank holding companies. Consequently, various securities activities of bank subsidiaries of Bankshares are now subject to regulation by the Securities and Exchange Commission. The functional regulation of the securities brokerage activities of banks is not yet fully implemented.

     As a result of the functional regulation imposed by the GLB Act, Bankshares’ bank subsidiaries have moved certain securities activities that have become subject to Securities and Exchange Commission regulation into separate securities subsidiaries or affiliates. For example, in 2001 MSD&T formed two new subsidiaries to engage in securities activities: Mercantile Capital Advisors, Inc., a registered investment adviser that advises the Mercantile family of mutual funds and certain other institutional accounts; and Mercantile Securities, Inc. a registered broker-dealer that facilitates the purchase of shares of mutual funds by bank customers and may engage in certain other potential activities. (Hopkins Plaza Securities, Inc. changed its name to Mercantile Securities, Inc. effective December 1, 2003).

     The GLB Act also implements a number of requirements designed to protect the privacy of customer information. A financial institution must inform its customers at the outset of the customer relationship, and at least annually thereafter, of the institution’s privacy policies and procedures with respect to the customer’s nonpublic personal financial information. With certain exceptions, an institution may not provide any nonpublic personal information to unaffiliated third parties unless the customer has been informed that such information may be so provided and the customer has been given the opportunity to opt out. Furthermore, the GLB Act limits a financial institution’s use of a customer’s account information for marketing purposes and imposes criminal penalties for the use of fraudulent or deceptive means to obtain personal customer financial information. The GLB Act permits states to adopt more rigorous laws with respect to privacy of customer information.

     The Fair Credit Reporting Act and the Fair and Accurate Transactions Act of 2003. The Fair Credit Reporting Act (“FCRA”), among other provisions, restricts any bank from sharing with its affiliates certain information relating to its individual customers’ creditworthiness and certain other matters unless the information consists solely of “transactions or experiences” (“Transaction or Experience Information”) between the customer and the bank or the bank notifies the customer that Transaction or Experience Information may be shared and gives the customer the opportunity to opt out. FCRA preempts state laws that purport to restrict further such information sharing among affiliated institutions. The Fair and Accurate Transactions Act of 2003 (the “FACT Act”), which was signed into law on December 4, 2003, extends the preemption of state law restrictions on affiliate information sharing that is permitted by FCRA and amends FCRA in various respects, including to enhance the ability of consumers to combat identity theft, increase the accuracy of consumer credit reports, and allow consumers to exercise greater control over the type and amount of marketing solicitations that they receive. The new marketing restrictions, with some exceptions, would prevent banks from using Transaction or Experience Information received from an affiliate for marketing to a consumer unless the consumer was given notice and an opportunity to opt out. The FACT Act also restricts the sharing of certain types of consumer medical information among affiliates. These new restrictions on sharing or using information shared among affiliates must be implemented by regulations which have not yet been issued. However, the FACT Act requires regulations implementing the new provisions on sharing of sensitive medical information among affiliates to be finalized by June 4, 2004, and to become effective on the later of 90 days after the regulations are issued in final form or the effective date specified in such regulations. The FACT Act also specifies that the regulations implementing the restrictions on use of information obtained from an affiliate for marketing purposes must be final no later than September 4, 2004, and effective no later than six months after the regulations are issued in final form (i.e., possibly as late as March 4, 2005). More generally, the Federal Reserve Board and the Federal Trade Commission have issued joint final rules establishing December 1, 2004 as the effective date for many of the provisions of the FACT Act that will require significant changes to affected companies’ business practices.

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

     Other Regulatory Matters. It is Federal Reserve Board policy that a bank holding company should serve as a source of financial and managerial strength for, and commit resources to support each, of its subsidiary banks even in circumstances in which it might not do so (or may not legally be required or financially able to do so) absent such a policy. In addition, there are numerous federal and state laws and regulations which regulate the activities of Bankshares and its bank subsidiaries, including requirements and limitations relating to capital and reserve requirements, permissible investments and lines of business, transactions with officers, directors and affiliates, loan limits, consumer protection laws, privacy of financial information, predatory lending, fair lending, mergers and acquisitions, issuances of securities, dividend payments, inter-affiliate liabilities, extensions of credit and branch banking. The laws and regulations to which Bankshares is subject are constantly under review by Congress, regulatory agencies and state legislatures. Information regarding capital requirements for bank holding companies and tables reflecting Bankshares’s regulatory capital position at December 31, 2003 can be found in Footnote 10 to the financial statements.

     Bankshares is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the holding company’s common stock and interest on its debt. The payment of dividends by a subsidiary is subject to federal law restrictions as well as to the laws of the subsidiary’s state of incorporation. Also, a parent company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

     Changes in control of Bankshares and its Community Banks are regulated under the BHC Act, the Change in Bank Control Act of 1978 and various state laws.

     Further, the BHC Act and the Federal Reserve Board’s regulations limit the ability of bank subsidiaries of bank holding companies to engage in certain tie-in arrangements with bank holding companies and their nonbank subsidiaries in connection with any extension of credit or provision of any property or services, subject to various exceptions.

Community Banks

     All Community Banks, with the exception of The Citizens National Bank, Baltimore Trust Company, Farmers & Merchants Bank — Eastern Shore, The First National Bank of St. Mary’s, The National Bank of Fredericksburg and Marshall National Bank and Trust Company are Maryland banks, subject to the banking laws of Maryland and to regulation by the Commissioner of Financial Regulation of Maryland, who is required by statute to make at least one examination in each calendar year (or at 18-month intervals if the Commissioner determines that an examination is unnecessary in a particular calendar year). Their deposits are insured by, and they are subject to certain provisions of Federal law and regulations and examination by, the Federal Deposit Insurance Corporation (the “FDIC”).

     In addition, The Annapolis Banking and Trust Company, The Forest Hill State Bank and St. Michaels Bank and Farmers & Mechanics Bank are members of the Federal Reserve System, and are thereby subject to regulation by the Federal Reserve Board.

     The Citizens National Bank, The First National Bank of St. Mary’s, The National Bank of Fredericksburg and Marshall National Bank and Trust Company are national banks subject to regulation and regular examination by the office of the Comptroller of the Currency in addition to regulation and examination by the FDIC, which insures their deposits.

     Farmers & Merchants Bank — Eastern Shore is a Virginia bank, subject to the banking laws of Virginia and to regulation by its State Corporation Commission, which is required by statute to make at least one examination in every three-year period. Its deposits are insured by, and it is subject to certain provisions of Federal law and regulation and examination by the FDIC.

     Baltimore Trust Company is a Delaware bank, subject to the banking laws of Delaware and to regulation by the Delaware State Bank Commissioner, who is required by statute to make periodic examinations. Its deposits are insured by, and it is subject to certain provisions of Federal law and regulation and examination by the FDIC.

     Bankshares and its affiliates are subject to the provisions of Section 23A of the Federal Reserve Act, which limit the amount of loans or extensions of credit to, and investments in, Bankshares and its nonbank affiliates by MSD&T and the Community Banks, and Section 23B of the Federal Reserve Act, which requires that transactions between MSD&T or the Community Banks and Bankshares and its nonbank affiliates be on terms and under circumstances that are substantially the same as with non-affiliates. Under the federal banking laws, the federal regulatory agencies have broad power to take prompt corrective action if a depository institution fails to maintain certain capital levels and there are circumstances under which Community Banks could be responsible to the FDIC for losses incurred by it with respect to other Community Banks.

Other Affiliates

     As affiliates of Bankshares, the nonbank affiliates are subject to examination by the Federal Reserve Board and, as affiliates of the Community Banks, they are subject to examination by the FDIC, the Commissioner of Financial Regulation of Maryland and the office of the Comptroller of the Currency, as the case may be. In addition, MBC Agency, Inc., Mercantile Life Insurance Company and Mercantile Agency, Inc. are subject to licensing and regulation by state insurance authorities. Mercantile Capital Advisors, Inc., Mercantile Securities, Inc., Boyd Watterson and Peremel, are subject to regulation by the Securities and Exchange Commission and state securities law authorities, and Mercantile Securities, Inc. and Peremel are also subject to regulation by the National Association of Securities Dealers, Inc. Retail sales of insurance and securities products by Mercantile Agency, Inc. and Mercantile Securities, Inc. are also subject to the requirements of the Interagency Statement on Retail Sales of Nondeposit Investment Products promulgated in 1994 by the FDIC, the Federal Reserve Board, the Comptroller of the Currency and the Office of Thrift Supervision.

Effects of Monetary Policy

     All commercial banking operations are affected by the Federal Reserve System’s conduct of monetary policy and its policies change from time to time based on changing circumstances. The Federal Reserve effectively controls national supply of bank credit in order to achieve economic results deemed appropriate by its Federal Reserve Board, including efforts to combat unemployment, recession or inflationary pressures. Among the instruments of monetary policy used to implement these objectives are open market operations in the purchase and sale of U.S. Government securities, changes in the discount rate charged on bank borrowings and changes in reserve requirements against bank deposits. These means are used in varying combinations to influence the general level of interest rates and the general availability of credit. More specifically, actions by the Federal Reserve Board influence the levels of interest rates paid on deposits and other bank funding sources and charged on bank loans as well as the level of availability of bank funds with which loans and investments can be made.

Cautionary Statement

     This Annual Report on Form 10-K contains forward-looking statements, within the meaning of and pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. A forward-looking statement encompasses any estimate, prediction, opinion or statement of belief contained in this report, and the underlying management assumptions. These “forward-looking statements” include such words as “believes,” “expects,” “anticipates,” “intends” and similar expressions. Examples of forward-looking statements in this Annual Report on Form 10-K are statements concerning competitive conditions, effects of monetary policy, the potential impact of legislation, identification of trends, loan growth, customer borrowing trends, anticipated level of interest rates, business strategies and services, continuation or development of specified lending and other activities, credit quality, predictions or assessments related to determination and adequacy of loan loss allowances, monitored loans, internal controls, tax accounting, importance and effects of capital levels, effects of asset sensitivity and interest rates, earnings simulation model projections, efforts to mitigate market and liquidity risks, dividend payments and impact of FASB pronouncements. These statements are based on current expectations and assessments of potential developments affecting market conditions, interest rates and other economic conditions, and results may ultimately vary from the statements made in this report. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: (1) the interest rate environment may further compress margins and adversely affect net interest income; (2) results may be adversely affected by continued diversification of assets and adverse changes to credit quality; (3) economic slowdown could adversely affect credit quality and loan originations; (4) loan growth may not improve to a degree that would help offset continuing pressure on net interest margin; (5) adverse governmental or regulatory policies may be enacted; (6) the expected growth opportunities or cost savings from our merger with F&M Bancorp may not be fully realized or may take longer to realize than expected; (7) F&M’s actual earnings may not be as strong as projected; (8) declines in equity and bond markets may adversely affect IWM revenues; and (9) the inability to manage adequately the spread between yields on earning assets and cost of funds could adversely affect results.

Website Access To Information

     Bankshares’ annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports may be accessed through Bankshares’ website as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Bankshares’ website is www.mercantile.com.

ITEM 2. PROPERTIES

     The main offices of Bankshares and MSD&T are located in a 21-story building at Two Hopkins Plaza in Baltimore owned by MBC Realty, LLC, a wholly-owned subsidiary of Bankshares. At December 31, 2003, these offices occupied approximately 163,000 square feet. At December 31, 2003, MSD&T also occupied approximately 132,000 square feet of leased space in a building located in Linthicum, Maryland, in which its operations and certain other departments are located, and a 7,000 square foot call center facility in Federalsburg, Maryland. The Linthicum and Federalsburg properties are owned by MBC Realty, LLC. Of the 26 banking and bank-related offices occupied by MSD&T, seven are owned in fee, seven are owned subject to ground leases and 12 are leased with aggregate annual rentals of approximately $1,646,000, not including rentals for the main office and adjacent premises owned by MBC Realty, LLC.

     Of the 201 banking offices, 106 are owned in fee, 24 are owned subject to ground leases and 71 are leased, with aggregate annual rentals of approximately $6,634,000 as of December 31, 2003.

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

SPECIAL ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT

     On October 22, 2003 Bankshares formed a holding company management committee comprised of the individuals listed below:

Name	Position	Age
Edward J. Kelly, III	Chairman, President and Chief Executive Officer	50
Alexander T. Mason	Vice Chairman, Bankshares	52
J. Marshall Reid (1)	President and Chief Operating Officer, MSD&T	58
Kenneth A. Bourne, Jr.	Executive Vice President, MSD&T	61
Peter W. Floeckher, Jr.	Executive Vice President, Bankshares	54
John J. Pileggi	Chief Executive Officer, Investment and Wealth Management	44
Terry L. Troupe	Chief Financial Officer, Bankshares	56
John L. Unger	General Counsel, Bankshares	50
Michael M. Paese	Chief Administrative Officer, Bankshares	36
Deborah A. Kakaris	Executive Vice President, MSD&T	40
Frank K. Turner	Executive Vice President, MSD&T	48
Priscilla S. Hoblitzell	Senior Vice President, Bankshares	43

     No family relationships, as defined by the rules and regulations of the Securities and Exchange Commission, exist among any of the Executive Officers. All officers are elected annually by the Board of Directors and hold office at the pleasure of the Board.

     Effective March 1, 2001, Mr. Kelly became President and Chief Executive of Bankshares and Chairman of the Board and Chief Executive Officer of Mercantile-Safe Deposit and Trust Company. In addition, effective March 1, 2003 Mr. Kelly became Chairman of Bankshares. Mr. Kelly served as Managing Director, Head of Global Financial Institutions, and as Co-Head of Investment Banking Client Management of J. P. Morgan, Chase & Co. during January, 2001. Prior thereto, he was a Managing Director of J. P. Morgan & Co. Incorporated and held the following additional positions with that Company: Head, Global Financial Institutions from February, 2000 through December, 2000; Co-Head, Global Financial Institutions and Head, Latin America Investment Banking from December, 1997 through February, 2000; Member, Global Investment Banking Committee from December, 1997 through December, 2000; and Co-Head, Financial Institutions (Americas) from February, 1996 through December, 1997.

     Mr. Mason joined Bankshares in November, 2003, and is Vice Chairman of Bankshares and is Bankshares’ Chief Risk Officer. Prior to joining Bankshares, he was Vice Chairman of Deutsche Bank in the Americas and Managing Director of

Deutsche Bank Securities. He also served as chief operating officer of the firm’s Global Corporate Finance Department and headed up the firms Global Industry Group practice.

     Mr. Reid was elected President and Chief Operating Officer of MSD&T in September, 1997. He joined MSD&T as a Senior Vice President in 1993 and served as an Executive Vice President from 1994 until September, 1997.

     Mr. Bourne has been an Executive Vice President of MSD&T since 1989. He joined the bank as a trainee in 1970.

     Mr. Floeckher was appointed Executive Vice President and Head of the Affiliates for Bankshares in November, 2003. He served as President and Chief Executive Officer of Citizens National Bank from 1995 until November, 2003. Mr. Floeckher is responsible for oversight of the 19 Community Banks, which includes risk management, compliance and enhanced performance through coordinated sharing of best practices.

     Mr. Pileggi joined Mercantile in 2001 as head of Mercantile Capital Advisors, Inc. and Mercantile Securities, Inc. Appointed Chief Executive Officer of Investment & Wealth Management in September, 2003, Mr. Pileggi has more than 20 years experience in retail and institutional financial services, including hedge funds and private equity.

     Mr. Troupe has been Chief Financial Officer of Bankshares and MSD&T, and Treasurer of Bankshares, since September, 1996. He was Vice President and Chief Financial Officer of IREX Corporation, a specialty mechanical insulation contractor and distributor, from May, 1993 to May, 1996. Prior thereto, Mr. Troupe was Vice Chairman of Meridian Bankcorp, Inc.

     Mr. Unger became General Counsel on March 23, 2002 and was elected Secretary of Bankshares and MSD&T July 1, 2002. Prior to joining Bankshares, Mr. Unger was General Counsel to IMI Resort Holdings, Inc., a privately held real estate company in Greenville, South Carolina.

     Mr. Paese was named Chief Administrative Officer of Bankshares in November, 2003. He joined MSD&T as a Senior Vice President in January, 2003. Before joining Mercantile, Mr. Paese was Senior Counsel to the Financial Services Committee of the U.S. House of Representatives (minority). Mr. Paese advised the Committee on legal and policy issues relating to U.S. capital markets and corporate governance. Prior thereto, Mr. Paese was Vice President in equity capital markets, at J.P. Morgan & Co. Incorporated. Prior thereto, Mr. Paese was an associate at Davis, Polk & Wardwell.

     Mrs. Kakaris has been an Executive Vice President of MSD&T since 2002. She is responsible for Operations and Technology Services. Mrs. Kakaris joined the bank in 1988 and served as a Senior Vice President from 1997 until March, 2002.

     Mr. Turner is an Executive Vice President of Bankshares and MSD&T. Mr. Turner began his banking career with Mercantile in 1978. He is currently responsible for the syndicated lending, correspondent banking and private equity groups.

      Ms. Hoblitzell joined Bankshares as a Senior Vice President in April, 2003. Prior to joining Bankshares, she was self-employed. Prior thereto, Ms. Hoblitzell was a Vice President at Goldman, Sachs & Co.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     For information regarding market prices, dividends on Bankshares common stock, and the number of Bankshares stockholders, see the information set forth under the captions “Dividends” and “Recent Common Stock Prices” in Item 7 of this Annual Report on Form 10-K.

     In December, 2003 one director of Bankshares received an aggregate of 377 shares of Bankshares common stock, at fair market value, in lieu of a cash retainer fee, under the Bankshares Retainer Plan for Non Employee Directors. The shares issuable under the Plan have not been registered under the Securities Act of 1933 in reliance on applicable exemptions. The only potential Plan participants are outside directors, currently 17 in number. The maximum number of shares (450,000) issuable over ten years under the Plan is less than 1% of the total shares outstanding. Bankshares common stock is actively traded on the Nasdaq National Market.

ITEM 6. SELECTED FINANCIAL DATA

Five-Year Statistical Summary

Years Ended December 31,
(Dollars in thousands)	2003	2002	2001	2000	1999

AVERAGE BALANCE SHEET STATISTICS
Loans:
Commercial	$4,795,334	$4,283,322	$3,978,335	$3,534,898	$3,094,713
Construction	929,939	733,237	795,931	738,393	606,771
Residential real estate	1,171,194	1,072,297	1,059,798	950,531	874,947
Consumer	1,192,515	999,988	998,792	945,810	800,936

Total loans	8,088,982	7,088,844	6,832,856	6,169,632	5,377,367

Federal funds sold, et al	250,462	178,624	141,245	29,434	15,762
Securities:
U.S. Government obligations	1,731,032	2,089,004	1,705,543	1,628,477	1,807,264
States and political subdivisions	69,888	38,799	40,359	25,170	12,024
Mortgage-backed securities	927,235	216,391	48,203	21,252	2,916
Other investments*	124,009	23,578	22,299	19,505	20,557

Total securities	2,852,164	2,367,772	1,816,404	1,694,404	1,842,761

Total earning assets	$11,191,608	$9,635,240	$8,790,505	$7,893,470	$7,235,890

Deposits:
Noninterest-bearing deposits	$2,269,720	$1,856,706	$1,618,838	$1,438,578	$1,334,282
Savings deposits**	3,597,185	2,936,197	2,471,674	2,345,808	2,375,075
Time deposits	3,124,949	2,839,507	2,958,158	2,412,468	2,186,868

Total deposits	$8,991,854	$7,632,410	$7,048,670	$6,196,854	$5,896,225

Borrowed funds:
Short-term borrowings	$851,348	$845,938	$744,907	$860,241	$594,106
Long-term debt	517,386	279,471	117,823	87,679	70,836

Total borrowed funds	$1,368,734	$1,125,409	$862,730	$947,920	$664,942

AVERAGE RATES ***
Loans:
Commercial	5.77%	6.51%	7.99%	9.14%	8.58%
Construction	5.41	6.09	7.96	9.66	9.03
Residential real estate	6.46	7.30	7.94	7.98	7.96
Consumer	6.25	7.12	8.28	8.70	8.50
Total loans	5.90	6.67	8.02	8.96	8.52
Federal funds sold, et al	1.56	2.92	4.38	6.31	4.95
Securities:
U.S. Government obligations	4.25	4.67	5.48	5.67	5.65
States and political subdivisions	6.50	8.08	8.17	8.26	7.98
Mortgage-backed securities	3.90	5.59	7.47	7.48	5.69
Other investments*	6.33	5.99	7.48	8.51	9.44
Total securities	4.29	4.83	5.62	5.77	5.70
Composite rate earned	5.39%	6.15%	7.46%	8.26%	7.79%

Deposits:
Savings deposits**	.46%	.87%	1.62%	2.06%	2.04%
Time deposits	2.45	3.42	5.40	5.56	5.01
Total interest-bearing deposits	1.39	2.12	3.68	3.83	3.46
Borrowed funds:
Short-term borrowings	.66	1.33	3.37	5.66	4.59
Long-term debt	3.57	3.85	5.69	6.79	6.80
Total borrowed funds	1.76	1.96	3.69	5.77	4.83
Composite rate paid	1.45%	2.10%	3.68%	4.16%	3.64%

  * Includes interest-bearing deposits in other banks.
 ** Includes savings, checking plus interest and money market deposit accounts.
*** Presented on a tax-equivalent basis.

Years Ended December 31,
(Dollars in thousands)	2003	2002	2001	2000	1999

RETURN ON EQUITY AND ASSETS
Average total assets	$11,971,581	$10,123,457	$9,227,202	$8,299,316	$7,628,660

Average shareholders’ equity	$1,497,145	$1,257,967	$1,197,058	$1,054,071	$971,837

Return on average total assets	1.64%	1.88%	1.96%	2.11%	2.07%
Return on average shareholders’ equity	13.15%	15.12%	15.15%	16.62%	16.23%
Average shareholders’ equity as a percent of average total assets	12.51%	12.43%	12.97%	12.70%	12.74%
Dividends paid per share as a percent of basic net income per share	47.8%	43.1%	42.8%	40.3%	41.4%

SOURCE OF INCOME
Commercial loans	35.2%	37.7%	39.4%	41.3%	38.5%
Construction loans	6.3	5.9	7.9	9.2	7.9
Residential real estate loans	9.8	10.7	10.6	9.8	10.2
Consumer loans	9.6	9.8	10.4	10.7	10.0
Federal funds sold, et al	.5	.7	.8	.2	.1
Securities	15.8	15.5	12.6	12.5	15.4

Total interest income	77.2	80.3	81.7	83.7	82.1
Investment and wealth management	10.2	9.4	8.7	9.1	9.5
Other income	12.6	10.3	9.6	7.2	8.4

Total income	100.0%	100.0%	100.0%	100.0%	100.0%

NET INTEREST INCOME
(Tax-equivalent)
Interest earned:
Loans	$477,276	$473,120	$547,970	$552,548	$457,936
Federal funds sold, et al	3,901	5,213	6,190	1,857	781
Taxable securities	117,615	111,111	98,732	95,625	104,144
Tax-exempt securities	4,543	3,135	3,298	2,080	959

Total interest income	603,335	592,579	656,190	652,110	563,820

Interest paid:
Savings deposits	16,520	25,536	39,993	48,362	48,442
Time deposits	76,670	97,033	159,710	134,086	109,555

Total interest-bearing deposits	93,190	122,569	199,703	182,448	157,997
Short-term borrowings	5,604	11,259	25,120	48,711	27,267
Long-term debt	18,451	10,754	6,702	5,951	4,818

Total interest expense	117,245	144,582	231,525	237,110	190,082

Net interest income	$486,090	$447,997	$424,665	$415,000	$373,738

Five-Year Selected Financial Data

Years Ended December 31,
(Dollars in thousands, except per share data)	2003	2002	2001	2000	1999

NET INTEREST INCOME	$479,330	$441,804	$418,241	$409,385	$369,086

NET INCOME	$196,814	$190,238	$181,295	$175,230	$157,737

NET INCOME PER SHARE OF COMMON STOCK
Basic	$2.70	$2.74	$2.57	$2.53	$2.27
Diluted	$2.68	$2.72	$2.55	$2.51	$2.25
TOTAL ASSETS	$13,695,472	$10,790,376	$9,928,786	$8,938,030	$7,895,024

LONG-TERM DEBT	$647,722	$287,214	$269,437	$92,547	$82,683

PROVISION FOR LOAN LOSSES	$12,105	$16,378	$13,434	$17,231	$12,056

PER SHARE CASH DIVIDENDS
Common	$1.29	$1.18	$1.10	$1.02	$.94
CASH DIVIDENDS DECLARED AND PAID
On common stock	$95,842	$81,909	$77,597	$70,641	$65,113
YEAR-END LOAN DATA
Commercial	$2,577,021	$2,300,956	$2,228,750	$2,215,039	$1,984,358
Commercial real estate	2,738,832	2,016,307	1,819,268	1,409,987	1,220,100
Construction	1,064,021	810,985	652,486	824,752	650,745
Residential real estate	1,335,375	1,066,694	1,060,519	1,086,674	878,900
Consumer	1,067,360	775,673	801,474	832,206	707,359
Home equity lines	415,500	239,232	189,867	168,944	147,560
Lease financing	74,051	102,180	153,882	155,692	123,108

Total loans	9,272,160	7,312,027	6,906,246	6,693,294	5,712,130
Less: Allowance for loan losses	(155,337)	(138,601)	(141,463)	(138,612)	(117,997)

Loans, net	$9,116,823	$7,173,426	$6,764,783	$6,554,682	$5,594,133

Five-Year Summary of Consolidated Income

Years Ended December 31,
(Dollars in thousands)	2003	2002	2001	2000	1999

INTEREST INCOME
Interest and fees on loans	$472,379	$468,298	$543,020	$547,942	$453,825
Interest and dividends on securities	120,235	112,860	100,538	96,687	104,556
Other interest income	3,961	5,228	6,208	1,866	787

Total interest income	596,575	586,386	649,766	646,495	559,168

INTEREST EXPENSE
Interest on deposits	93,190	122,569	199,703	182,448	157,997
Interest on short-term borrowings	5,604	11,259	25,120	48,711	27,267
Interest on long-term debt	18,451	10,754	6,702	5,951	4,818

Total interest expense	117,245	144,582	231,525	237,110	190,082

NET INTEREST INCOME	479,330	441,804	418,241	409,385	369,086
Provision for loan losses	12,105	16,378	13,434	17,231	12,056
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	467,225	425,426	404,807	392,154	357,030

NONINTEREST INCOME
Investment and wealth management	78,933	68,435	69,331	69,850	65,036
Service charges on deposit accounts	36,912	31,454	28,085	24,346	23,043
Other income	60,746	43,861	48,074	31,345	33,912

Total noninterest income	176,591	143,750	145,490	125,541	121,991

NONINTEREST EXPENSE
Salaries and employee benefits	198,043	165,371	152,887	140,391	134,665
Net occupancy and equipment	52,366	40,368	38,448	34,607	32,959
Amortization of goodwill	—	—	9,072	5,213	3,832
Other expenses	87,038	66,869	63,552	63,294	58,964

Total noninterest expenses	337,447	272,608	263,959	243,505	230,420

Income before income taxes	306,369	296,568	286,338	274,190	248,601
Applicable income taxes	109,555	106,330	105,043	98,960	90,864

NET INCOME	$196,814	$190,238	$181,295	$175,230	$157,737

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

I. EXECUTIVE OVERVIEW

Mercantile Bankshares Corporation (“Bankshares”) recorded its 28th consecutive year of increased net income in 2003. Net income for Bankshares was $196.8 million for the year ended December 31, 2003 compared to $190.2 million for the year 2002. However, diluted net income per common share for 2003 decreased by 1% to $2.68 compared to $2.72 for 2002 due largely to the higher adjusted weighted average shares outstanding for 2003. The most noteworthy factors affecting 2003 earnings were the acquisition of F&M Bancorp (“F&M”), the continuing repositioning of the Investment & Wealth Management (“IWM”) Division of the lead bank, Mercantile-Safe Deposit and Trust Company (“MSD&T”), and the downward pressure put on earnings by a lower net interest margin compared to the year earlier.

On August 12, 2003, Bankshares completed its acquisition of F&M Bancorp, a bank holding company headquartered in Frederick, Maryland. On the date of purchase, F&M had total loans of $1.4 billion, total investment securities of $638.0 million, total earning assets of $2.0 billion, and total deposits of $1.7 billion. There were 10.4 million shares issued in connection with the acquisition, which was accounted for as a purchase and resulted in total consideration paid of $558.1 million (including the cash component). F&M is the second largest affiliate bank in the organization behind only MSD&T in total assets. The results of operations and balances for F&M are included in the consolidated financial statements from the merger date forward. Bankshares recorded $400.3 million of goodwill, $36.0 million of core deposit intangible, $5.8 million of client relationship intangibles and $1.1 million in other identified intangible assets. The weighted average amortization period for newly acquired core deposit intangible is nine years, and the client relationship and other identified intangibles range from three to fifteen years.

Investment and wealth management revenues benefited from rising equity market values and the inclusion of revenues from Boyd Watterson Asset Management LLC, an investment management firm and Peremel & Company, Inc., a directed and discount brokerage company, acquired on March 1, 2003 and April 1, 2003, respectively. In the aggregate, these companies were purchased for approximately $29 million in cash. The Boyd Watterson acquisition has a potential additional contingent payment of up to $8.6 million based upon performance, among other factors. The contingent payment will be recorded, assuming specific metrics are met, and become payable three years from the acquisition date. Bankshares recorded approximately $10.1 million of identified intangibles, mostly client relationships, as a result of these acquisitions. These intangibles are amortized on a straight-line basis over a range of three to eight years. Goodwill recorded on these transactions totaled approximately $18.0 million at December 31, 2003.

A generally sluggish economy, decreases in long-term interest rates, and Bankshares’ net asset sensitive position combined to drive the net interest margin 31 basis points lower for the year 2003 than for the year

2002. The net interest margin was 4.34% for 2003 compared to 4.65% for 2002. Approximately two-thirds, or 20 basis points, of the decline is attributable to the lower benefit derived from noninterest-bearing sources of funding, such as demand deposit accounts and shareholders’ equity. On a tax-equivalent basis, net interest income was reduced by nearly $30 million as a result of the margin compression. Management does not anticipate any significant change in the level of interest rates in 2004 and is looking for improved loan growth to help offset the continuing pressure on the net interest margin in the current low interest rate environment.

Although certain statistical performance measures declined slightly from the prior year, 2003 proved to be another year of relatively solid performance, as indicated by the standard industry measures of return on average assets (ROA) and return on average shareholders’ equity (ROE). The 2003 ROA was 1.64%, compared to 1.88% for the year ended December 31, 2002. Bankshares’ 2003 ROE decreased to 13.15%, compared to the 15.12% reported for 2002. Average assets increased by 18% to $12.0 billion, average deposits increased by 18% to $9.0 billion and average loans increased by 14% to $8.1 billion for the year ended December 31, 2003, compared to the prior year. Approximately one-half of the respective increases in the year 2003 average balances are attributable to F&M. Bankshares also reports net operating earnings, defined as “GAAP” (Generally Accepted Accounting Principles) earnings excluding the amortization of intangible assets associated with purchase accounting for business combinations; securities gains and losses; and other significant gains, losses or expenses (such as those associated with integrating acquired entities’ operations into Bankshares). Net operating earnings totaled $200.3 million for the year 2003, an increase of 5% over the $190.9 million for 2002. Diluted net operating earnings per share for 2003 were $2.73 compared with $2.72 for last year. A reconciliation of GAAP basis net income to net operating earnings can be found in Footnote No. 22 of the financial statements.

Average shareholders’ equity to average assets remained strong at 12.51%, increasing slightly from 12.43% for 2002. In 2003, 5,500 shares were repurchased under Bankshares’ buyback plan in open market purchases. Bankshares was not an active acquirer during 2003 mainly due to the restrictions in place associated with our acquisition of F&M. The buyback plan retired 1,384,200 shares through open market purchases made during 2002.

Management believes that reporting several key measures based on tangible assets (total assets less intangible assets) and tangible equity (total equity less intangible assets) is important, as this is the basis for measuring the adequacy of capital for regulatory purposes. For the year 2003, return on average tangible assets was 1.71%, compared to 1.91% for the year 2002. The ratio of average tangible equity to average tangible assets for 2003 was 10.34% compared to 11.45% for 2002. The decline in average tangible equity to average tangible assets was largely attributable to the use of $124.1 million of cash (or 25% of the consideration paid) instead of issuing only shares to acquire F&M. For the reconciliation of GAAP to non-GAAP measures, see Footnote No. 22 of the financial statements.

The remaining sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations will provide a more detailed explanation of the important trends and material changes in components of our financial statements. The discussion suggests that sustaining future earnings growth comparable to our experience in past years will require, among other things, efficient generation of loan growth in a competitive market, while maintaining an adequate spread between yields on earning assets and the cost of funds. Our degree of success in meeting these goals depends on unpredictable factors such as possible changes in prevailing interest rates, the mix of deposits, credit quality and general economic conditions. This discussion and analysis should be read in conjunction with the consolidated financial statements and other financial information presented in this report.

Critical Accounting Policies and Related Estimates

Set forth below is a discussion of the accounting policies and related estimates that management believes are the most critical to understanding Bankshares’ consolidated financial statements, financial condition and results of operations, and which involve complex management judgments, uncertainties and/or estimates. Information regarding Bankshares’ other accounting policies is included in Footnote No. 1 of the financial statements.

Allowance for Loan Losses

Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. Bankshares’ allowance for loan losses provides for probable losses based on evaluations of known and inherent risks in the loan portfolio. Management uses historical information to assess the adequacy of the allowance for loan losses as well as information about the prevailing economic and business environment among other things. For a full discussion of Bankshares’ methodology for assessing the adequacy of the allowance for loan losses, see “Allowance for Loan Losses” below and Footnote No. 1 of the financial statements.

Loans on Nonaccrual Status or Deemed to Be Impaired

A loan asset will be classified and placed into nonaccrual status when the principal or interest payments on any loan (e.g., commercial, mortgage and construction loans) is past due 90 days or more at the end of a calendar quarter and/or the payment in full of principal or interest is not expected. Consumer installment loans are charged-off when they become 90 days past due. Additionally, a loan may be put on nonaccrual status sooner than 90 days, if in management’s judgment, the loan or portions thereof are deemed uncollectible. Bankshares ceases to accrue interest income on such loans. Subsequent receipts on nonaccrual loans are recorded as a reduction of principal, and interest income is recorded only once principal recovery is reasonably assured. Generally a loan may be restored to accruing status when all past due principal, interest and late charges have been paid and the bank expects repayment of the remaining contractual principal and interest.

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

Income Taxes

Bankshares recognizes deferred income tax assets and liabilities for the future tax effects of temporary differences, net operating loss carryovers, and tax credits. Deferred tax assets are subject to management’s judgment, based on available evidence, that future realization is more likely than not. If management determines that Bankshares may be unable to realize all or part of net deferred tax assets in the future, then Bankshares would be required to record a valuation allowance against such deferred tax asset. In such an event, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the expected realizable amount. Although management has determined that a valuation allowance is not currently required, no assurance can be given that one will not be required in the future. For more information regarding Bankshares’ accounting for income taxes, see Footnote No. 11 of the financial statements.

Valuation of Goodwill/Intangible Assets and Analysis for Impairment

Bankshares has increased its market share, in part, through the acquisition of entire financial institutions accounted for under the business combinations method of accounting, as well as from the purchase of other financial institutions’ branches (not the entire institution). For acquisitions under the purchase method, Bankshares is required to record assets acquired and liabilities assumed at their fair value, which is an estimate determined by the use of internal or other valuation techniques. See Footnote No. 19 of the financial statements for further information on the accounting for goodwill and other intangible assets.

II. ANALYSIS OF OPERATING RESULTS FOR 2003 TO 2002

Segment Reporting

Bankshares has identified three distinct business segments for which financial information is segregated for use in assessing performance and allocating resources when reporting to the Board of Directors. This segmentation is consistent with the reporting structure put in place at the time Bankshares was formed. At that time the organization consisted of: a lead bank, MSD&T, with two business segments—Banking and IWM; and a Community Bank segment, which has been built through acquisitions and continued operation of independent charters. This latter segment consists of the group of 19 community banks (collectively, the “Community Banks”). Mortgage banking activities are not viewed as a separate business line and, accordingly, are included in the MSD&T Banking Division. A schedule disclosing the details of these operating segments can be found in Footnote No. 15 of the financial statements. Segment financial information is subjective and, unlike financial accounting, is not necessarily based on GAAP. As a result, the financial information of the reporting segments is not necessarily comparable with similar information reported by others and may not be comparable with Bankshares’ consolidated results. Certain expense amounts, such as operations overhead, have been reclassified from internal financial reporting in order to provide for proper allocation of costs in the reported data.

Community Banks

The addition of F&M during 2003 had a significant impact on nearly every line of the consolidated balance sheet and statement of consolidated income as well as the performance of the Community Bank segment as set forth below. Net income for the Community Banks for 2003 increased 16% to $139.1 million, compared to $119.6 million for 2002. Net interest income for the Community Banks increased 13% to $336.3 million for 2003 from $297.9 million for 2002. The growth in net interest income in 2003 was attributable to a 22% increase in average earning assets, which offset a 37 basis point decline in the net interest margin from 5.05% to 4.68%. F&M contributed over 50% to the growth in the Community Banks’ average earning assets.

Farmers & Mechanics Affiliate
Selected Balance Sheet Data

		Proforma
		impact of opening
		balance on averages
	At	for the 12 months ended
(Dollars in thousands)	August 12, 2003	December 31, 2003

Investment securities available-for-sale	$637,962	$248,193
Loans:
Commercial	176,689	68,739
Construction	114,982	44,733
Residential real estate	824,232	320,660
Consumer	248,625	96,725
Lease financing	—	—

Total loans	1,364,528	530,857
Less: allowance for loan losses	(13,205)	(5,137)

Loans, net	1,351,323	525,720
Total assets	2,174,932	846,138
Deposits:
Noninterest-bearing deposits	301,024	117,111
Interest-bearing deposits	1,395,758	543,007

Total deposits	1,696,782	660,118

As a reflection of the overall improvement in the Community Banks’ credit quality trends, the Community Banks recorded a reversal of $1.1 million in the provision for loan losses for 2003 as compared to a provision for loan losses of $4.6 million in 2002.

Average assets for the Community Banks increased 23% to $7.7 billion in 2003. Increases of 24% and 22% were recorded in the investment and loan portfolios, respectively. Average deposits for the Community Banks increased 22% to $6.2 billion in 2003. More than half of the growth in the Community Banks’ average balances was due to F&M.

At December 31, 2003, 63.9% of average total loans were held by the Community Banks, compared to 60.0% in 2002. Commercial loans, including commercial mortgages, accounted for 52.4% of the Community Banks’ average total loans, slightly higher than the 51.5% for 2002. These loans increased 24% from the 2002 average. Construction and consumer loans accounted for approximately the same portion of Community Bank loans in 2003 as in 2002, at 5.7% and 21.5%, respectively. Construction loans increased

35%, while consumer loans increased 22%, from 2002 levels. Residential real estate loans, which were 20.4% and 22.0% of average total loans for 2003 and 2002, respectively, increased 13%.

The Community Banks provided 68.4% of the average total deposit base of Bankshares, up from the 66.2% at 2002. The Community Banks generated 72.9% of average noninterest-bearing deposits in 2003, slightly higher than 72.0% in 2002. For 2003, 66.8% of average interest-bearing deposits were at the Community Banks, increasing from the 64.3% for 2002.

MSD&T Banking

MSD&T Banking recorded net income of $61.0 million in 2003, compared to $64.1 million in 2002. Net interest income for MSD&T decreased 3% in 2003 to $141.8 million from $146.2 million in 2002. Although average earning assets increased 4%, it was not enough to offset the decline in the net interest margin from 3.81% to 3.54%.

Due to continuing credit quality issues within MSD&T’s commercial loan portfolio, MSD&T recorded a provision for loan losses of $13.2 million, an increase of 13% over the $11.7 million recorded in 2002. The allowance as a percent of loans was 1.96% in 2003 compared to 1.72% in 2002.

Average total assets for MSD&T increased 6% to $4.4 billion in 2003 from $4.1 billion in 2002. Average investments and loans increased only 2% and 3%, respectively, while federal funds sold and other assets accounted for the balance of the increase in average assets. Average deposits grew at a much higher rate of 13%.

At the end of 2003 commercial loans, at 71.4%, was the largest sector of MSD&T’s average total loans, decreasing from 73.7% for 2002. MSD&T’s construction loans comprised 21.8% of MSD&T’s average total loans, up from 18.2% for 2002. Construction loans, which increased 23% over 2002, was the only MSD&T loan category to experience any growth during 2003. Residential real estate and consumer loans were 4.0% and 2.8% of the average total loan portfolio, respectively, which were relatively the same proportions to total loans as in 2002.

IWM

The net income for IWM was $5.1 million in 2003, versus $12.1 million in 2002. Pretax profit margins were 10.8% and 29.6% for 2003 and 2002, respectively.

At December 31, 2003, assets under administration by the IWM were $46.0 billion, an increase of $10.0 billion from the prior year. At their respective dates of acquisition Boyd Watterson Asset Management LLC and Peremel and Company, Inc. contributed approximately $3.6 billion and $0.6 billion, respectively, to the increase in assets under administration. Bankshares had investment management responsibility for $21.8 billion, up 41% from the prior year.

Revenues increased 15.7% to $78.6 million in 2003. Increased sales, the inclusion of Boyd Watterson Asset Management LLC and Peremel & Company, Inc. for 10 and 9 months of the year, respectively, and the increase in the equity markets beginning in April all contributed to the revenue increase and the growth in assets under management.

Expense growth associated with a full year of investments in people and new product capabilities exceeded the increase in revenues. Additionally, expenses for 2003 included $3.6 million of severance and $0.5 million paid to terminate a technology equipment lease, both of which were related to the ongoing repositioning of IWM’s capabilities and its infrastructure. In 2002, severance expense for IWM totaled $1.7 million.

Substantial progress was made in repositioning the investment and wealth management business. New capabilities were added, including three registered hedge fund of funds, an expanded brokerage capability through Peremel & Company, Inc., an open architecture investment management platform, a 401(k) program and the introduction of the Mercantile Dow Jones U.S. Portfolio Funds. Distribution through the Community Banks grew with the introduction of an asset allocation platform.

ANALYSIS OF INTEREST RATES AND INTEREST DIFFERENTIALS

The following table presents the distribution of the average consolidated balance sheets, interest income/expense and annualized yields earned and rates paid.

	2003			2002			2001
	Average	Income*/	Yield*/	Average	Income*/	Yield*/	Average	Income*/	Yield*/
(Dollars in thousands)	Balance**	Expense	Rate	Balance**	Expense	Rate	Balance**	Expense	Rate

Earning assets
Loans:
Commercial	$4,795,334	$276,788	5.77%	$4,283,322	$278,995	6.51%	$3,978,335	$317,769	7.99%
Construction	929,939	50,324	5.41	733,237	44,667	6.09	795,931	63,359	7.96
Residential real estate	1,171,194	75,651	6.46	1,072,297	78,233	7.30	1,059,798	84,102	7.94
Consumer	1,192,515	74,513	6.25	999,988	71,225	7.12	998,792	82,740	8.28

Total loans	8,088,982	477,276	5.90	7,088,844	473,120	6.67	6,832,856	547,970	8.02

Federal funds sold, et al	250,462	3,901	1.56	178,624	5,213	2.92	141,245	6,190	4.38
Securities:
Taxable securities U.S. Treasury securities	1,021,513	41,233	4.04	1,478,387	67,531	4.57	1,366,245	73,653	5.39
U.S. Agency securities	709,519	32,399	4.57	610,617	30,072	4.92	339,298	19,812	5.84
Mortgage-backed securities	927,235	36,135	3.90	216,391	12,096	5.59	48,203	3,599	7.47
Other stocks and bonds	114,924	7,788	6.78	23,220	1,397	6.02	21,934	1,650	7.52
Tax-exempt securities
States and political subdivisions	69,888	4,543	6.50	38,799	3,135	8.08	40,359	3,298	8.17

Total securities	2,843,079	122,098	4.29	2,367,414	114,231	4.83	1,816,039	102,012	5.62

Interest-bearing deposits in other banks	9,085	60	.66	358	15	4.12	365	18	4.98

Total earning assets	11,191,608	603,335	5.39	9,635,240	592,579	6.15	8,790,505	656,190	7.46

Cash and due from banks	266,173			227,034			215,852
Bank premises and equipment, net	118,071			101,660			102,993
Other assets	543,341			300,422			260,333
Less: allowance for loan losses	(147,612)			(140,899)			(142,481)

Total assets	$11,971,581			$10,123,457			$9,227,202

Interest-bearing liabilities
Deposits:
Savings	$1,168,074	4,702	.40	$966,283	8,405	.87	$853,911	12,899	1.51
Checking plus interest accounts	1,071,877	2,061	.19	873,497	2,908	.33	771,186	5,255	.68
Money market	1,357,234	9,757	.72	1,096,417	14,223	1.30	846,577	21,839	2.58
Time deposits $100,000 and over	1,272,327	29,464	2.32	1,080,347	34,671	3.21	1,145,569	62,350	5.44
Other time deposits	1,852,622	47,206	2.55	1,759,160	62,362	3.54	1,812,589	97,360	5.37

Total interest-bearing deposits	6,722,134	93,190	1.39	5,775,704	122,569	2.12	5,429,832	199,703	3.68
Short-term borrowings	851,348	5,604	.66	845,938	11,259	1.33	744,907	25,120	3.37
Long-term debt	517,386	18,451	3.57	279,471	10,754	3.85	117,823	6,702	5.69

Total interest-bearing funds	8,090,868	117,245	1.45	6,901,113	144,582	2.10	6,292,562	231,525	3.68

Noninterest-bearing deposits	2,269,720			1,856,706			1,618,838
Other liabilities and accrued expenses	113,848			107,671			118,744

Total liabilities	10,474,436			8,865,490			8,030,144
Shareholders’ equity	1,497,145			1,257,967			1,197,058

Total liabilities & shareholders’ equity	$11,971,581			$10,123,457			$9,227,202

Net interest rate spread		$486,090	3.94%		$447,997	4.05%		$424,665	3.78%

Effect of noninterest-bearing funds			.40			.60			1.05

Net interest margin on earning assets			4.34%			4.65%			4.83%

Tax-equivalent adjustment included in:
Loan income		$4,897			$4,822			$4,950
Investment securities income		1,863			1,371			1,474

Total		$6,760			$6,193			$6,424

*	Presented on a tax-equivalent basis using the statutory federal corporate income tax rate of 35%.

**	Average investment securities are reported at amortized cost and exclude pretax unrealized gains (losses) on securities available-for-sale. Nonaccrual loans are included in average loans.

Net Interest Income

Net interest income represents the largest source of Bankshares’ revenue. It is affected by both changes in the level of interest rates and changes in the amount and composition of interest-earning assets and interest-bearing liabilities. Interest rate risk represents one of the more significant risks facing financial institutions like Bankshares. See additional discussion under the caption “Interest Rate Risk,” below. It is measured in terms of the effect changes in market interest rates have on net interest income. Bankshares is asset sensitive, with assets repricing more quickly than liabilities in response to changes in interest rates. In a falling rate environment, Bankshares’ net interest margin (net interest income expressed as a percent of average earning assets) compresses, causing net interest income to slow. Net interest income, on a fully tax-equivalent basis, was $486.1 million for 2003. This represents an increase of 9%, or $38.1 million, over the prior year’s $448.0 million. In 2002, fully tax-equivalent net interest income increased by $23.3 million, or 6%, over 2001. As previously noted, net interest income is affected by changes in the volume of earning assets and the net interest margin earned thereon. The “Rate/Volume Analysis” table below presents further details supporting this discussion.

Average earning assets increased by $1.6 billion, or 16%, in 2003, with approximately 50% of this increase attributable to the F&M acquisition. Average total loans grew $1.0 billion, or 14%, during 2003. As with earning assets, approximately 50% of this growth relates to the F&M acquisition. Despite the sluggish economy, organic loan growth was fairly consistent throughout the year. While average total loans grew by $256.0 million, or 4%, during 2002, substantially all of the growth occurred during the first half of the year. Average securities, the other major component of earning assets, increased by $475.7 million, or 20%, in 2003 compared to an increase of $551.4 million, or 30%, in the prior year. The F&M acquisition accounted for slightly less than 50% of the increase in 2003. The slowing in the growth of the investment portfolio is attributable to the improved loan growth rate and a slowing in the deposit growth rate, especially in the fourth quarter of 2003. See “III. Analysis of Financial Condition” below for a more in-depth discussion of balance sheet trends. The overall growth in average earning assets added $67.9 million to net interest income in 2003.

Offsetting the increase in net interest income from the growth in average earning assets was a 31 basis point decline in the net interest margin from 4.65% in 2002 to 4.34% in 2003. The decline in the net interest margin reduced net interest income by $29.9 million. The net interest margin declined for the third straight year. The net interest spread also declined by 11 basis points to 3.94% in 2003 from 4.05% in 2002. The net interest spread is the difference between the yield earned on total earning assets and the rate paid on total interest-bearing liabilities.

In response to the slowing economy, the Board of Governors of the Federal Reserve System (“the Federal Reserve Board”) began taking action in 2001 to reduce short-term interest rates. They reduced short-term rates by 475 basis points in 2001, followed by 50 basis points in 2002 and 25 basis points in 2003. The net interest margin declined by 43 basis points in 2001, primarily as a result of the unprecedented drop in the level of short-term interest rates. Since 2001, the margin has continued to decline, not because of the additional short-term rate reductions, but due to a decline in intermediate and long-term interest rates. The impact of the decline in these rates is reflected in the benefit Bankshares derives from its noninterest-bearing sources of funding earning assets. Such benefit declined by 45 basis points in 2002 and 20 basis points in 2003, a combined decline of 65 basis points over the two-year period. Approximately 28% of the funding of average earning assets is derived from noninterest-bearing sources.

The 11 basis point decline in the spread during 2003 is attributable to the difficulty of further reducing the rate paid on managed-rate deposits (savings, checking plus interest and money market accounts) and remaining competitive in the marketplace. The average yield on earning assets declined 76 basis points to 5.39% in 2003. In comparison, the average rate paid on interest-bearing funds declined only 65 basis points to 1.45% in 2003, from 2.10% in 2002.

MSD&T’s net interest margin decreased 27 basis points, from 3.81% in 2002 to 3.54% in 2003. The Community Banks’ net interest margin decreased 37 basis points, from 5.05% in 2002 to 4.68% in 2003. Over the two-year period ended December 31, 2003, MSD&T’s net interest margin declined 50 basis points compared to a decline of 53 basis points for the Community Banks. The Community Banks account for most of Bankshares’ residential real estate and consumer loan portfolios. These portfolios were most affected by the refinancing triggered by the drop in intermediate and long-term rates. As a result, the net interest margin contracted to a greater extent at the Community Banks than at MSD&T.

Understanding the trend of the net interest margin during 2003 is important when assessing the outlook for the net interest margin in the year ahead. The net interest margin was 4.57% for the first quarter of 2003, up 2 basis points from the fourth quarter of 2002. During the second quarter of 2003, the margin dropped 19 basis points, followed by an additional 19 basis point decline in the third quarter. During this six-month period, intermediate and long-term interest rates declined, triggering a surge in consumer and mortgage loan refinancing. During the fourth quarter of 2003, intermediate and long-term rates increased from their low levels, slowing the pace of refinancing and improving yields on new consumer and mortgage loans. Bankshares’ net interest margin improved 9 basis points to 4.28% for the fourth quarter of 2003. Looking forward to 2004, management does not anticipate an increase in short-term interest rates or overall interest rates from where they were at the close of 2003. Normally, this stable scenario would result in a downward movement in the net interest margin as fixed-rate loans and investments mature and are replaced by loans and investments at lower current yields. However, with some signs of an improving economy beginning to emerge, management anticipates the net interest margin will remain stable, as improving loan growth should result in earning assets more heavily weighted toward higher yielding loans compared to investment securities. For additional information regarding interest rate sensitivity, see the discussion in the “Interest Rate Risk” section below.

RATE/VOLUME ANALYSIS

A rate/volume analysis, which demonstrates changes in tax-equivalent interest income and expense for significant assets and liabilities, appears below. The calculation of rate and volume variances is based on a procedure established for banks by the Securities and Exchange Commission.

			Year Ended December 31,
	2003 vs. 2002			2002 vs. 2001
	Due to variances in			Due to variances in
(Dollars in thousands)	Total	Rates	Volumes(4)	Total	Rates	Volumes(4)

Interest earned on:
Loans:
Commercial (1)	$(2,207)	$(35,557)	$33,350	$(38,774)	$(63,135)	$24,361
Construction (2)	5,657	(6,326)	11,983	(18,692)	(13,701)	(4,991)
Residential real estate	(2,582)	(9,797)	7,215	(5,869)	(6,861)	992
Consumer	3,288	(10,425)	13,713	(11,515)	(11,614)	99
Taxable securities (3)	6,459	(14,751)	21,210	12,382	(18,357)	30,739
Tax-exempt securities (3)	1,408	(1,104)	2,512	(163)	(36)	(127)
Federal funds sold, et al	(1,312)	(3,409)	2,097	(977)	(2,615)	1,638
Interest-bearing deposits in other banks	45	(321)	366	(3)	(3)	—

Total interest income	10,756	(81,690)	92,446	(63,611)	(116,322)	52,711

Interest paid on:
Savings deposits	(3,703)	(5,458)	1,755	(4,494)	(6,191)	1,697
Checking plus interest deposits	(847)	(1,507)	660	(2,347)	(3,044)	697
Money market accounts	(4,466)	(7,849)	3,383	(7,616)	(14,061)	6,445
Certificates of deposit $100,000 and over	(5,207)	(11,368)	6,161	(27,679)	(24,129)	(3,550)
Other time deposits	(15,156)	(18,469)	3,313	(34,998)	(32,128)	(2,870)
Short-term borrowings	(5,655)	(5,727)	72	(13,861)	(17,268)	3,407
Long-term debt	7,697	(1,458)	9,155	4,052	(5,143)	9,195

Total interest expense	(27,337)	(51,836)	24,499	(86,943)	(101,964)	15,021

Net interest earned	$38,093	$(29,854)	$67,947	$23,332	$(14,358)	$37,690

(1)	Tax-equivalent adjustments of $3.6 million for 2003, $3.6 million for 2002 and $4.1 million for 2001 are included in the calculation of commercial loan rate variances.

(2)	Tax-equivalent adjustments of $1.3 million for 2003, $1.2 million for 2002 and $867 thousand for 2001 are included in the calculation of construction loan rate variances.

(3)	Tax-equivalent adjustments of $1.9 million for 2003, $1.4 million for 2002 and $1.5 million for 2001 are included in the calculation of investment securities rate variances.

(4)	Changes attributable to mix (rate and volume) are included in volume variance.

Interest Income

Fully tax-equivalent interest income amounted to $603.3 million in 2003, an increase of $10.7 million, or 2%, from $592.6 million in 2002. This compares favorably to the $63.6 million, or 10% decrease in 2002 from 2001. The slight increase in 2003 was due to a decline in market interest rates, resulting in an $81.7 million reduction in interest income, offset by $92.4 million in additional interest income generated by the growth in earning assets primarily due to the addition of F&M. During 2002, the $116.3 million reduction in interest income resulted from the lower yield on earning assets and was only partially offset by the $52.7 million increase derived from the growth in earning assets.

At year-end 2003, the prime rate was 4.00%, compared to 4.25% and 4.75% at year-end 2002 and 2001, respectively. The average prime rate was 4.12% for 2003, compared to 4.72% for 2002, a decline of 60 basis points. The yield on average total loans in 2003 was 5.90%, a 77 basis point decline from 6.67% in 2002. The commercial and construction loan portfolios are the most sensitive to changes in short-term interest rates, while the residential real estate and consumer loan portfolios are mostly affected by long-term rates. The yield on the consumer loan portfolio declined 87 basis points and the residential real estate portfolio declined by 84 basis points. The commercial and construction loan portfolios declined by 74 and 68 basis points, respectively. These declines reflected the Federal Reserve Board’s 50 basis point reduction in short-term rates during the fourth quarter of 2002 and 25 basis point reduction at the end of the second quarter of 2003.

The yield on investment securities, at 4.29% in 2003, declined 54 basis points from 4.83% in 2002. The yield on the portfolio decreased 79 basis points in 2002 from 5.62% in 2001. More than offsetting the negative impact on interest income from reinvesting at lower yields has been the increasing size and changing mix of the portfolio. During 2003 Bankshares followed a strategy begun in 2002 to shift from U.S. Treasury to higher yielding U.S. agency securities and mortgage-backed securities. This has resulted in a mix of 27%, 25% and 41%, respectively, at December 31, 2003. The other 7% of the investment securities was comprised of 3% municipals and 4% other investments at year end.

Interest Expense

Total interest expense in 2003 was $117.2 million, a decrease of $27.4 million from $144.6 million in 2002. The decrease in interest expense for 2003 was attributable to a decrease in the rate paid on total interest-bearing funds of 65 basis points, which was partially offset by a 17% growth in average balances. Total interest expense in 2002 was $86.9 million less than the $231.5 million reported in 2001. With the combination of interest rates at record low levels and slowing deposit inflows, management does not anticipate that it will be able to significantly reduce the rate paid on managed-rate deposits (savings, checking plus interest and money market accounts). See management’s discussion under “Interest Rate Risk” below for further information regarding Bankshares’ exposure to changes in interest rates.

The rate paid on average total interest-bearing deposits was 1.39% in 2003, a decline of 73 basis points from 2.12% for the prior year. The rate paid on savings, checking plus interest and money market accounts declined 47 basis points, 14 basis points and 58 basis points, respectively. Certificates of deposit-$100,000 and over declined 89 basis points, while the rate paid on other time deposits decreased 99 basis points in 2003.

The most interest rate sensitive source of funds is short-term borrowings. This category is comprised of federal funds purchased, securities sold under agreement to repurchase and commercial paper. The duration of these funds is very short, with most repricing daily. Reflecting the rate environment, the rate paid on short-term borrowings declined 67 basis points to 0.66% in 2003, after having decreased by 204 basis points in 2002 to 1.33%. The rate paid on long-term debt declined 28 basis points in 2003, following a decline of 184 basis points in the prior year. The decline is primarily related to the $200 million of 10-year debt issued by MSD&T in the fourth quarter of 2001. These notes, which were issued at a fixed rate of 5.70%, were converted to a floating rate through an interest rate swap. The notes reprice quarterly and carried an effective cost of 2.18% during 2003. Additionally, Bankshares issued $300 million of subordinated debt in April 2003. The notes were issued at a fixed rate of 4.65%. Subsequently, $150 million of this debt was converted to a floating rate through interest rate swaps. The effect of the swap lowered the cost on the $300 million debt to 3.96% during 2003.

NONINTEREST INCOME

A schedule of noninterest income over the past three years is presented below:

	Year Ended December 31,			% Change
(Dollars in thousands)	2003	2002	2001	2003/2002	2002/2001

Investment and wealth management	$78,933	$68,435	$69,331	15.3%	(1.3)%
Service charges on deposit accounts	36,912	31,454	28,085	17.4	12.0
Mortgage banking related fees
Commercial	6,645	5,609	7,319	18.5	(23.4)
Residential	4,466	4,336	5,263	3.0	(17.6)

Total mortgage banking related fees	11,111	9,945	12,582	11.7	(21.0)
Investment securities gains	7,137	846	4,248	743.6	(80.1)
Other income
Electronic banking fees	16,814	15,076	13,956	11.5	8.0
Charges and fees on loans	9,549	8,440	6,372	13.1	32.5
Insurance	4,656	1,141	1,327	308.1	(14.0)
Bank-owned life insurance	2,003	869	—	130.5	100.0
All other fees	9,476	7,544	9,589	25.6	(21.3)

Total other income	42,498	33,070	31,244	28.5	5.8

Total	$176,591	$143,750	$145,490	22.8%	(1.2)%

Noninterest Income

Noninterest income for 2003 increased by $32.8 million, or 23%, to $176.6 million compared to $143.8 million for 2002. The table above shows the major components of noninterest income. Investment and Wealth Management revenue represents the largest source of noninterest income at 45%. Improvement in IWM revenue came principally from the inclusion of Boyd Watterson Asset Management LLC and Peremel & Company, Inc., which were acquired on March 1, 2003 and April 1, 2003, respectively. Together, these acquisitions added $8.2 million in revenues. The improved performance in equity markets that began in the second quarter of 2003 had a positive impact on IWM revenues, mostly in the second half of the year. Approximately 35% of IWM’s managed assets is invested in equities. Between December 31, 2002 and December 31, 2003, major equity indices rose sharply. The S&P 500 index was up 26%, the Dow Jones Industrial Average was up 25% and the Nasdaq was up 50%. Higher revenues also reflected increased new sales across both mutual funds and separately managed accounts. For 2004, revenues will benefit from a full year of Boyd Watterson and Peremel. Additional growth will depend on continued new sales and increased distribution, equity and bond market conditions and further acquisitions, if any. See the discussion under “Segment Reporting” above for additional information relating to IWM.

Service charges on deposit accounts increased in line with the growth in core consumer and commercial deposit balances. This growth is a result not only of the F&M acquisition, but also of significant growth in Bankshares’ deposits excluding F&M. The $5.5 million, or 17%, growth in service charge income is almost equally divided between the F&M acquisition and core deposit growth. Additionally, a reduction in waivers of nonsufficient funds and overdraft charges increased these fees $2.9 million, or 20%. Commercial account analysis fees increased $600 thousand, or 12%, primarily due to reduced earning credits on these accounts as a result of lower interest rates during 2003.

Mortgage banking fees increased by $1.2 million to $11.1 million in 2003. Bankshares’ mortgage banking revenue is comprised of loan origination fees, which is the largest category at 55% of total mortgage banking fees; servicing fees; and net gain on the sales of mortgage loans. Mercantile Mortgage Corporation’s commercial loan origination and servicing fees increased by a combined $1.0 million due to the activities of its subsidiary, Columbia National Real Estate Financing LLC. Commercial mortgages are sold in the secondary market with rights to servicing retained. Residential mortgage banking fees increased by $0.2 million due to activities conducted by F&M and by Mercantile Mortgage Corporation through its joint venture with Wells Fargo Ventures LLC (“WFV”). Mercantile Mortgage Corporation owns a 49.9% stake in Mercantile Mortgage LLC, which has originated retail mortgages since April 2002. Bankshares reports its share of the net profits from the joint venture as mortgage banking fees. The financial risk for Bankshares is the initial capital contribution to the venture, which is minimal. As the primary beneficiary and managing partner, WFV is responsible for consolidating the joint venture in its financial statements. Either party may terminate the joint venture with 60 days notice. Residential mortgages are sold in the secondary market with rights to servicing released. During 2004, F&M’s residential mortgage business will be integrated into the joint venture. Historically, MSD&T has utilized the joint venture to underwrite and close residential mortgages on its behalf. As a result of the F&M integration, the joint venture will be offering this service to several of the Community Banks.

Investment securities gains mostly represent sales of equity securities, with the balance related to the continued restructuring of the investment securities bond portfolios held in available-for-sale portfolios. These gains were generated as part of a repositioning of the balance sheet for interest rate changes that adjust portfolio yields and duration.

Other income includes several categories. Electronic banking fees consist of merchant card processing fees, foreign ATM fees and debit card fees. These fees increased to $16.8 million, up 12% from 2002. Charges and fees on loans consist of letters of credit fees, late fees and other assessed loan fees. Sixty percent of the increase in this category is attributable to F&M. Letters of credit fees decreased $1.1 million. This decrease was more than offset by an 18% increase in late fees of $490 thousand and a 60% increase, or $1.7 million in other loan fees. Insurance revenues are derived from fee income related to the sale and servicing of insurance products. The $3.5 million increase is due primarily to F&M, which operates two wholly owned subsidiaries, Keller Stonebraker Insurance, Inc. and Potomac Basin Group Associates, Inc. These insurance agencies provide a full line of consumer and commercial products. Consumer products include annuities, homeowners, automobile, life and personal umbrella insurance products. Commercial products include property and casualty packages, workers’ compensation, bonds, professional liability and 401(k) and other benefit plans. Bankshares invested $50.0 million in bank-owned life insurance (“BOLI”) during the third quarter of 2002. The Company invested in BOLI to provide funding for future employee benefit costs. Executive and middle management employees are insured under the plan. Income, which reflects changes in the cash surrender value, was $1.1 million higher than in 2002 due to a full year’s earnings for 2003 compared to less than one-half year’s earnings in 2002. BOLI investment income is exempt from federal and state income tax, and related costs of the insurance are not tax deductible. The BOLI is invested primarily in high grade corporate and government bonds and mortgage-backed securities. All other income consists of revenues from various sources, such as safe deposit box rent, travelers’ checks, money orders and bill collection fees.

NONINTEREST EXPENSES

A schedule of noninterest expenses over the past three years is presented below:

	Year Ended December 31,			% Change
(Dollars in thousands)	2003	2002	2001	2003/2002	2002/2001

Salaries	$160,326	$133,200	$123,712	20.4%	7.7%
Employee benefits	37,717	32,171	29,175	17.2	10.3
Net occupancy expense of bank premises	20,756	15,904	14,440	30.5	10.1
Furniture and equipment expense	31,610	24,464	24,008	29.2	1.9
Communication and supplies	15,188	13,375	13,086	13.6	2.2
Other expenses
Professional services	19,500	11,221	9,479	73.8	18.4
Advertising and promotional expense	9,155	6,872	6,818	33.2	.8
Electronic banking expense	7,657	6,937	7,000	10.4	(.9)
Amortization of intangible assets	4,943	1,972	2,082	150.7	(5.3)
All other expenses	30,595	26,492	25,087	15.5	5.6

Total other expenses	71,850	53,494	50,466	34.3	6.0

Noninterest expenses before amortization of good will	337,447	272,608	254,887	23.8	7.0
Amortization of goodwill	—	—	9,072	—	(100.0)

Total	$337,447	$272,608	$263,959	23.8%	3.3%

Noninterest Expenses

Noninterest expenses increased $64.8 million, or 24%, from the 2002 level. The table above shows the major components of noninterest expenses. The principal reason for the year-over-year increase in each noninterest expense category was the inclusion of F&M, Boyd Watterson Asset Management LLC and Peremel & Company, Inc. In 2003, $8.0 million was recorded in pretax merger-related expenses related to the F&M acquisition. There were no merger-related expenses recognized in 2002. For further information regarding the various categories that merger-related expenses affected, see Footnote No. 2 of the financial statements.

Controlling costs and maintaining operational efficiencies remain primary objectives for Bankshares. A key measure that is closely monitored is Bankshares’ overall efficiency ratio. It is computed by dividing noninterest expenses by the sum of net interest income on a tax-equivalent basis and noninterest income. Bankshares’ efficiency ratio was 50.9% compared to 46.1% for the years ended December 31, 2003 and 2002, respectively. About half of the increase in the efficiency ratio for 2003 compared to 2002 was due to the significant investments in IWM during 2003. The other half of the increase was due to the decline in Bankshares’ net interest margin for 2003. On a non-GAAP basis, the operating efficiency ratio excludes amortization expense for intangibles, nonoperating income and expenses, such as securities gains and losses and merger-related expenses. Bankshares’ operating efficiency ratio was 49.5%, compared to 45.8%

for the years ended December 31, 2003 and 2002, respectively. For the reconciliation of GAAP to non-GAAP measures, see Footnote No. 22 of the financial statements.

Employee-related expenses, which include salaries, benefits and incentive compensation, is the largest component at 59% of noninterest expenses. F&M accounts for a substantial portion of the $32.7 million increase in employee related expenses for 2003 compared to 2002. The operational merger of F&M took place in the fourth quarter of 2003. Management expects employee-related expenses associated with F&M to diminish as head-count and other targeted cost saves are realized. Additionally, there were approximately $0.7 million in pre-operational merger-related staff costs and approximately $3.6 million in severance expense, of which $0.8 million relates to the accelerated vesting of restricted stock awards for employees in IWM whose employment was terminated. Higher commissions, incentive compensation and normal merit increases also contributed to the increase in employee-related expenses. An increase of $4.3 million, or 58% over the prior year, in commissions and incentive compensation is tied directly to Bankshares’ revenue and overall performance. Stock-based compensation expense, which is included in salary expense, increased due to stock options and restricted stock awards granted under Bankshares’ Omnibus Stock Plan. Bankshares has expensed the cost of stock options when granted in accordance with the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” For further information regarding stock-based compensation plans, see Footnote No. 14 of the financial statements.

Net occupancy expense, which includes depreciation, rents, maintenance and utilities, increased due to the net additional 39 branch locations as well as the three corporate offices related to F&M, Boyd Watterson Asset Management LLC and Peremel & Company, Inc. Additionally, $1.2 million relating to terminating certain Community Bank lease agreements, generally higher rental payments and an increase in expenses associated with improvements are reflected in the increase to net occupancy expense.

Furniture and equipment expenses include premises depreciation, rental and maintenance expense associated with the upkeep and improvement of hardware and computer software. Pretax merger-related expenses associated with cancellation of equipment maintenance contracts were $372 thousand. IWM expenditures increased by $3.2 million, of which $525 thousand related to the termination of a technology equipment contract. Also adding to the increase is furniture and equipment expense primarily related to F&M.

Professional services, communications and supplies and marketing expenses increased $12.4 million, or 39%. Pretax merger-related expenses contributed $4.8 million, or approximately one-third, of this increase. Merger-related professional expenses included services rendered to implement system conversions, consolidation and branch closings, employee benefits and tax consulting. Communications and supplies and marketing merger-related expenses relate to the increase in the supplies needed for additional branch office locations, including brochures and operational supplies, as well as increased customer information mailings and disclosures.

Other expenses consist of travel and membership, amortization, licensing and insurance, sundry losses and other operational expenses. Travel and membership increased to $7.2 million, or 30%, in 2003 from $5.5 million in 2002. Amortization of other identifiable intangibles increased to $4.9 million in 2003 from $2.0 million in 2002. Licensing and insurance increased to $5.1 million, or 38%, in 2003 from $3.7 million in 2002. Increases in these three categories are mostly attributable to the increased activities relating to the acquisition of F&M. Other expenses include armored couriers service, credit and debit card charges, check clearing and processing charges and other miscellaneous charges. These expenses for 2003 were $22.9 million, up 16% from $19.8 million in 2002. Management expects 2004 expenses to increase modestly due to the incremental increase on a linked quarter basis offsetting some savings from the integration of F&M. In particular, Bankshares expects to make additional investments in regulatory and compliance infrastructure and incur increased operating expenses associated with the planned opening of de novo branches in Washington, D.C., and Northern Virginia.

III. ANALYSIS OF FINANCIAL CONDITION

BOND INVESTMENT PORTFOLIO

The following summary shows the maturity distribution and average tax-equivalent yields for the bond investment portfolio at December 31, 2003.

	Within 1	1-5	5-10	After 10
(Dollars in thousands)	Year	Years	Years	Years	Total

Securities available-for-sale (1)
U.S. Treasury and other
U.S. Government agencies
Fair Value	$567,873	$1,042,734	$28,666	$92	$1,639,365
Yield	4.47%	3.71%	5.02%	7.54%	3.99%
States and political subdivisions
Fair Value	$9,399	$19,726	$41,368	$9,377	$79,870
Yield	1.23%	2.76%	5.04%	6.00%	4.14%
Mortgage-backed securities (2)
Fair Value	$44,856	$873,536	$305,044	$60,194	$1,283,630
Yield	3.81%	3.93%	4.45%	4.18%	4.06%
Other bonds, notes and debentures
Fair Value	$—	$6,083	$—	$—	$6,083
Yield	—%	4.04%	—%	—%	4.04%
Asset-backed securities (2)
Fair Value	$6,584	$22,092	$—	$—	$28,676
Yield	3.51%	3.09%	—%	—%	3.19%
Total securities available-for-sale
Fair Value	$628,712	$1,964,171	$375,078	$69,663	$3,037,624
Yield	4.36%	3.79%	4.56%	4.43%	4.02%
Securities held-to-maturity
States and political subdivisions
Amortized cost	$4,179	$13,390	$8,057	$2,587	$28,213
Yield	7.28%	6.63%	7.56%	7.86%	7.11%

(1)	Investment securities available-for-sale are presented at estimated fair value. Yields on such securities are based on amortized cost.

(2)	Maturities are reflected based on projected maturities at time of purchase. Actual maturities will vary as a result of the level of loan prepayments in the underlying mortgage pools.

Investment Securities

Bankshares’ investment securities portfolio is structured to serve both as a source of liquidity and as a key component in the overall management of interest rate risk. At December 31, 2003, the total investment securities portfolio was $3.2 billion, an increase of $533.3 million, or 20%, from $2.6 billion at December 31, 2002. The portfolio consists of short-term and intermediate-term U.S. Treasury and U.S. agency obligations, adjustable-rate mortgage-backed securities (ARMs) and intermediate average life agency collateralized mortgage obligations (CMOs). More than 98% of the total investment portfolio is classified as available-for-sale.

As part of a new investment portfolio strategy designed to maintain a core amount of liquidity and to increase portfolio yields in a low interest rate environment, Bankshares increased its holdings of mortgage-backed securities over the course of 2003. Mortgage-backed securities were purchased for the investment portfolio because they have short or intermediate-term durations and represent a stable source of cash-flows. As a result of this new program and the F&M acquisition, mortgage-backed securities rose $935.3 million to $1.3 billion during 2003. Similarly, the proportion of mortgage-backed securities to total available-for-sale securities increased from 13% in 2002 to 41% over the same period in 2003. In the available-for-sale portfolio, U.S. Treasury obligations decreased $576.1 million, or 41%, in 2003 while U.S. agency obligations increased by $66.0 million, or 9%.

At year-end 2003, the average maturity of the bond component of the available-for-sale portfolio was 3.0 years, a 0.6 year increase from year-end 2002. The market value of the bond investment portfolio as of December 31, 2003, was 101% of amortized cost, compared to 104% at December 31, 2002. At December 31, 2003, $2.2 billion of these investments had unrealized gains of $47.3 million, and the remaining $796 million of these investment securities had unrealized losses of $12.4 million. More information on the investment portfolio is provided in the table above and in Footnote No. 3 of the financial statements.

Loans

Total loans averaged $8.1 billion for the year ended December 31, 2003, an increase of 14% over the average of $7.1 billion for the year ended December 31, 2002. The F&M acquisition accounted for approximately 50% of Bankshares’ loan growth in 2003. Average loans increased in all categories in 2003: commercial (including industrial, financial, agricultural, leases and commercial mortgages), residential real estate, consumer and construction. In 2003 average commercial loans grew 12%, and average residential real estate loans grew 9%, while average consumer loans increased 19% over 2002. An average balance of $930 million in construction loans reflected an increase of 27% compared to an average balance of $733 million in 2002. At December 31, 2003, commercial, industrial and agricultural loans constituted the largest portion, at 58%, of the total loan portfolio, a slight decline from 60% at December 31, 2002.

Average loan growth, at 22% for the Community Banks reflects the F&M acquisition. MSD&T’s growth, at 3% in 2003 remained well below historical levels. The Community Banks have a higher concentration in the residential real estate and consumer portfolios than MSD&T. The Community Banks have remained focused on relationships in local markets and management believes this allows the Community Banks’ management to tailor loan products and services to their individual communities. MSD&T is focused more on commercial and construction loans. The leasing portfolio at MSD&T decreased by $28.1 million, or 28%, to $74.1 million at December 31, 2003 from $102.2 million one year ago. Because of the dynamics of the equipment leasing business, and the risk inherent therein, management decided in the fourth quarter of 2001 to discontinue marketing this product line. As noted above, commercial real estate experienced growth in 2003, both in absolute terms (11%) and as a portion of total loans. A large percentage of the commercial real estate mortgages and construction loan balances outstanding at December 31, 2003, were for owner-occupied properties. Although it recognizes the risks associated with some types of real estate loans, Bankshares believes it is consistent with sound banking practice to continue to extend real estate credits to carefully selected customers. Bankshares’ historical charge-off experience for real estate loans compares favorably with loss experience in other portfolio segments. For further comparative information on the components of the loan portfolio, see the “Five-Year Selected Financial Data” table.

COMPOSITION OF EARNING ASSETS

	Average Balances
(Dollars in thousands)	2003		2002		2001		2000		1999

Loans	$8,088,982	72.3%	$7,088,844	73.6%	$6,832,856	77.7%	$6,169,632	78.2%	$5,377,367	74.3%
Investment securities*	2,852,164	25.5	2,367,772	24.6	1,816,404	20.7	1,694,404	21.4	1,842,761	25.5
Federal funds sold, et al	250,462	2.2	178,624	1.8	141,245	1.6	29,434	.4	15,762	.2

Total	$11,191,608	100.0%	$9,635,240	100.0%	$8,790,505	100.0%	$7,893,470	100.0%	$7,235,890	100.0%

*	Includes interest-bearing deposits in other banks.

DEPOSIT MIX

	Average Balances
(Dollars in thousands)	2003		2002		2001		2000		1999

Noninterest-bearing deposits	$2,269,720	25.2%	$1,856,706	24.3%	$1,618,838	23.0%	$1,438,578	23.2%	$1,334,282	22.6%
Interest-bearing deposits:
Savings	1,168,074	13.0	966,283	12.7	853,911	12.2	854,035	13.8	887,624	15.1
Checking plus interest	1,071,877	11.9	873,497	11.4	771,186	10.9	718,669	11.6	696,862	11.8
Money market	1,357,234	15.1	1,096,417	14.4	846,577	12.0	773,104	12.5	790,589	13.4
Certificates of deposit - $100,000 and over	1,272,327	14.2	1,080,347	14.2	1,145,569	16.2	852,495	13.7	714,600	12.1
Other time deposits	1,852,622	20.6	1,759,160	23.0	1,812,589	25.7	1,559,973	25.2	1,472,268	25.0

Total	$8,991,854	100.0%	$7,632,410	100.0%	$7,048,670	100.0%	$6,196,854	100.0%	$5,896,225	100.0%

Sources of Funds

Bankshares’ primary source of funding for its investing and lending activities comes from deposits gathered by the 227 branches of its banking affiliates. Raising core deposits through the branch system is a high priority for Bankshares. Average total deposits in 2003 were $9.0 billion, representing an increase of $1.4 billion, or 18%, over the prior year average of $7.6 billion. The F&M acquisition accounted for approximately 50% of this growth. For the year ended December 31, 2003, 80.3% of the funding for average earning assets was derived from deposits, while this ratio was 79.2% for the year ended December 31, 2002. Bankshares continues to promote its cash management services to its commercial customers in order to maintain and expand this key source of funding.

In 2003, interest-bearing deposits represented 74.8% of average total deposits and were $6.7 billion, reflecting growth of 16%. In 2003, the combination of savings, checking plus interest and money market accounts increased 23% on average. The move to these deposit products, particularly money market accounts, reflected customers’ shift to more conservative investments, given the uncertainties about the economy and the equities market. Also, the drop in yield on money market mutual funds has made these products more competitive. Certificates of deposit and other time deposits have increased 10% on average in 2003 over 2002.

Although deposits are Bankshares’ primary source of funding, advances from the Federal Home Loan Bank (“FHLB”), other secured borrowings, as well as federal funds purchased, provide additional funding. In 2003, the growth in average total deposits, at 18%, was able to support most, but not all, of the 16% increase in average earning assets, resulting in a slight increase in short-term borrowing needs. Short-term borrowings, which consist mainly of securities sold under repurchase agreements, federal funds purchased and commercial paper, averaged $851 million during 2003, a slight increase over the 2002 level.

During 2003, $8.6 million was repaid on previously existing long-term debt. Bankshares issued $300 million in subordinated debt in 2003, as an additional means of funding. Of this amount, $124.1 million was used to pay the cash portion of the consideration relating to the acquisition of F&M. The balance was invested in the Community Banks as subordinated debt as part of a capital restructuring initiative. For a more in-depth discussion of the impact of this issuance, see “Interest Rate Risk” below.

Another key source of funding is shareholders’ equity. Bankshares has consistently maintained a capital to asset ratio higher than its peers, as reported in data furnished by our regulators. Shareholders’ equity averaged $1.5 billion during 2003, which represented an increase of $239.2 million, or 19%, over the prior year’s average. For a more in-depth discussion of shareholders’ equity and capital adequacy, see “Capital Resources and Adequacy” below and Footnote No. 10 of the financial statements.

RISK MANAGEMENT

Bankshares has established an integrated risk management structure in which senior management regularly identifies, measures and manages risks. The Chief Risk Officer coordinates and directs the work of several standing committees charged with managing the risks Bankshares faces (see below) and provides regular reports to the Audit Committee. These committees are:

•	The Asset and Liability Committee (“ALCO”) which, as described in more detail below, manages interest rate risk, market risk and liquidity risk.

•	The Credit Quality Committee: (1) oversees the establishment of consistent credit quality standard policies; (2) monitors the functioning of the newly established loan review function; and (3) along with the CEO and CFO, determines the allowance for loan and lease loss reserves and related issues.

•	The Compliance Committee establishes global compliance guidelines and ensures strict compliance with all relevant regulatory and statutory requirements for Bankshares and its affiliates.

•	The Disclosure Committee, comprised of senior representatives of all of Bankshares business lines, reviews Bankshares periodic disclosures and ensures compliance with the requirements of the U.S. securities laws and best practices.

•	The Technology and Operations Committee evaluates on an ongoing basis operational risk and technology risk to Bankshares.

Credit Risk Analysis

Bankshares’ loans and commitments are substantially to borrowers located in our immediate region. Bankshares has restricted its participation in multibank credits where Bankshares is not the managing or agent bank. Central to the operation of a sound and successful financial institution is the balanced management of asset growth and credit quality. Responsibility for loan underwriting and monitoring is clearly fixed on key management personnel in each of our affiliates and, ultimately, on the board of directors of each affiliate. These responsibilities are supported at the holding company level by appropriate underwriting guidelines and effective ongoing loan review. In addition, Bankshares has set an internal limit for each affiliate bank, that is well below the regulatory limit, on the maximum amount of credit that may be extended to a single borrower.

ALLOWANCE FOR LOAN LOSSES

	Year Ended December 31,
(Dollars in thousands)	2003	2002	2001	2000	1999

Allowance balance — beginning	$138,601	$141,463	$138,612	$117,997	$112,423
Allowance of acquired banks	13,205	—	—	5,868	—
Charge-offs:
Commercial	(5,765)	(13,864)	(3,799)	(2,875)	(3,733)
Construction	(170)	—	(90)	(11)	(305)
Residential real estate	(246)	(251)	(104)	(322)	(676)
Consumer	(4,367)	(3,306)	(3,507)	(2,998)	(2,614)
Lease financing	(1,776)	(4,800)	(5,828)	—	(2,000)

Total	(12,324)	(22,221)	(13,328)	(6,206)	(9,328)

Recoveries:
Commercial	1,203	847	795	1,963	1,337
Construction	136	226	78	177	24
Residential real estate	125	128	147	144	280
Consumer	1,970	1,570	1,725	1,438	1,205
Lease financing	316	210	—	—	—

Total	3,750	2,981	2,745	3,722	2,846

Net charge-offs	(8,574)	(19,240)	(10,583)	(2,484)	(6,482)
Provision for loan losses	12,105	16,378	13,434	17,231	12,056

Allowance balance — ending	$155,337	$138,601	$141,463	$138,612	$117,997

Average loans	$8,088,982	$7,088,844	$6,832,856	$6,169,632	$5,377,367

Percent of net charge-offs to average loans	.11%	.27%	.15%	.04%	.12%

Period-end loans	$9,272,160	$7,312,027	$6,906,246	$6,693,294	$5,712,130

Percent of allowance for loan losses to period-end loans	1.68%	1.90%	2.05%	2.07%	2.07%

The allowance for loan losses has been allocated to the various categories of loans. This allocation does not limit the amount of the allowance available to absorb losses from any type of loan and should not be viewed as an indicator of the specific amount or specific loan categories in which future charge-offs may ultimately occur. The tables below present this allocation at the dates shown. For a historical analysis of the allowance for loan losses, see the Allowance for Loan Losses table above.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	Allowance amount allocated as of December 31,
	2003		2002		2001		2000		1999
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
(Dollars in thousands)	Amount	Allowance	Amount	Allowance	Amount	Allowance	Amount	Allowance	Amount	Allowance

Allowance amount allocated to:
Commercial	$120,316	77.5%	$109,386	78.9%	$79,253	56.0%	$55,400	40.0%	$45,300	38.4%
Construction	10,806	7.0	9,644	7.0	7,124	5.0	18,000	13.0	12,600	10.7
Residential real estate	7,263	4.7	3,645	2.6	2,866	2.0	9,700	7.0	9,900	8.4
Consumer	14,447	9.3	6,565	4.7	6,149	4.3	5,500	4.0	4,800	4.1
Lease financing	2,505	1.6	9,361	6.8	26,594	18.8	—	—	—	—
Allowance amount not allocated	—	—	—	—	19,477	13.8	50,012	36.1	45,397	38.5

Total	$155,337	100.0%	$138,601	100.0%	$141,463	100.0%	$138,612	100.0%	$117,997	100.0%

The table below presents the percentage distribution of loan amounts in each category, at the date shown.

COMPOSITION OF LOAN PORTFOLIO

	December 31,
(Dollars in thousands)	2003	2002	2001	2000	1999

Commercial	57.3%	59.0%	58.6%	54.2%	56.1%
Construction	11.5	11.1	9.4	12.3	11.4
Residential real estate	14.4	14.6	15.4	16.3	15.4
Consumer	16.0	13.9	14.4	14.9	15.0
Lease financing	.8	1.4	2.2	2.3	2.1

Total	100.0%	100.0%	100.0%	100.0%	100.0%

Allowance for Loan Losses

The allowance for loan losses and the provision for loan losses charged to expense are based on credit loss experience and estimated inherent losses in the current portfolio, which includes evaluation of impaired loans as required by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure.” Also incorporated in determination of the allowance is SFAS No. 5, “Accounting for Contingencies”; the recent guidance contained in the Securities and Exchange Commission’s SAB No. 102, “Loan Loss Allowance Methodology and Documentation”; and the Federal Financial Institutions Examination Council’s Policy Statement on Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions. An allowance for loan losses is maintained sufficient to absorb losses in the loan portfolio. The allowance is a function of specific loan allowances, general loan allowances based on historic loan loss experience and current trends and, lastly, allowances based on existing economic conditions that affect the collectibility of the loan portfolio. These can include, but are not limited to, exposure to an industry experiencing problems, changes in the nature or volume of the portfolio, delinquency and nonaccrual trends. The portfolio review and the calculation of the allowance is performed by management at each affiliate bank based on its knowledge of its loans and risk factors prevailing in its market. Other risk factors are reviewed by Bankshares’ Credit Quality Committee to determine their impact on the allowance for loan losses, with final evaluation done at the holding company.

Each affiliate’s reserve is dedicated to that affiliate only and is not available to absorb losses from another affiliate. The level and adequacy of the allowance is evaluated quarterly by Bankshares’ Credit Quality Committee. All loan loss reserves are subject to annual regulatory examinations and determination as to their methodology and adequacy. Management believes that the allowance for loan losses is at an adequate level to absorb losses inherent in the portfolio.

The specific allowance is based on analysis of the loan portfolio by each affiliate bank. Each loan with an outstanding balance in excess of a specified threshold that is either on nonaccrual status or on the Watchlist will be evaluated. The Watchlist represents loans identified and closely followed by management. They possess certain qualities or characteristics that may lead to collection and loss issues. Monitored loans, which are included in the Watchlist, display characteristics suggesting they may be classified as nonperforming loans in the near feature. The identified loans are evaluated for potential loss by analyzing current collateral values or present value of cash flows, as well as the capacity of the guarantor, as applicable. The specific allowance resulting from this review increased 184% to $14.9 million from $5.3 million at December 31, 2003 and 2002, respectively. The largest portion of this component is from MSD&T’s portfolio, at 100% and 87%, for 2003 and 2002, respectively. The specific reserve increased primarily due to several commercial loans at MSD&T that moved to nonaccrual status during 2003.

The general allowance calculation, which is also completed on a quarterly basis, begins with segmentation of the remaining portfolio according to loan types as presented in external reports. Historical loss factors are maintained, providing the starting point of the analysis. Historical loss factors are applied to all non-Watchlist loans. Management is currently utilizing the past five-year loss history specific to each major segment to perform the allocation. As to Watchlist loans, loss factors are applied based on the severity of the loan grade. Historical loss factors are adjusted to reflect the point in time that management initially identified a potential impairment loss in such risk-rated loans as opposed to when such loss is actually taken as a charge-off against the allowance. This adjustment is necessary as Bankshares’ practice has generally been to work with its borrowers through their economic difficulties. Accordingly, historical losses may tend to lag the national and regional economic cycles. Those loss factors are applied to all loans within the same risk rating. Qualitative factors that may cause credit losses to deviate from average historical experience are then developed. These include but are not limited to: changes in the volume and severity of past due loans; changes in the volume of Watchlist loans and nonaccruals; concentrations in a specific industry or geographic location; administrative risk concerns that include changes in the loan review and loan grading system; changes in lending policies and procedures (which include underwriting, collection, charge-off and recovery practices); changes in management or the staff of any previously mentioned areas; and current economic conditions and indicators. Management’s judgment and experience are key to this process. These factors are revised to address current conditions in the portfolio. The general allowance was $140.4 million and $133.3 million at December 31, 2003 and 2002, respectively. Increases in the general allowance can be attributed to the ongoing refinement of the methodology in quantifying risk segments and estimation techniques used in the calculation. The increase in allocation to the commercial loan portfolio is related to the F&M acquisition and the trend in nonperformers at MSD&T. The increases in the residential real estate and consumer allocations are related to the F&M acquisition. The decline in the allocation to the lease financing portfolio is a result of the charge-offs and workout of problems within that portfolio identified in 2001. Allocation of a portion of the allowance does not preclude its availability to absorb losses in other categories.

The allowance for loan losses as a percent of loans was 1.68% at December 31, 2003, compared to 1.90% at December 31, 2002. The allowance for loan losses as a percent of loans declined from December 31, 2002 to December 31, 2003, principally as a result of the F&M acquisition. F&M’s loan portfolio is more heavily weighted towards consumer and residential real estate loans. Potential losses in these portfolios are more predictable and quantifiable, generally resulting in a lower required allowance. F&M’s allowance at date of merger was less than 1% of loans outstanding. Reflecting this and overall credit quality trends, the allowance within the Community Banks, as a percentage of loans outstanding declined from 2.01% at December 31, 2002 to 1.54% at December 31, 2003. In contrast, the allowance as a percentage of loans for MSD&T increased from 1.72% at December 31, 2002 to 1.96% at December 31, 2003. This increase is attributable to the additional specific allowance allocation at MSD&T. During 2003 the provision for loan loss expense was $12.1 million, compared to $16.4 million in 2002. The provision at MSD&T was $13.2 million for 2003, an increase of 13% over the $11.7 million provided in 2002. The Community Banks recorded a reversal in their aggregate allowance of $1.1 million in 2003, compared to a provision of $4.6 million in 2002. The shift in the provisioning reflects the overall credit quality trends within the two business segments.

Net charge-offs decreased to $8.6 million during 2003, compared to $19.2 million during 2002. The commercial portfolio represented the largest net charge-off amount for 2003 at $4.6 million, or 53% of total net charge-offs. Net charge-offs as a percentage of average loans were .11%, .27% and .15% for the years ended December 31, 2003, 2002 and 2001, respectively.

Intensive collection efforts continue after a loan is charged-off in order to maximize the recovery of amounts previously charged-off. Recoveries as a percent of loans charged-off were 30.4% in 2003, 13.4% in 2002 and 20.6% in 2001. In 2003, recoveries increased 26% over 2002, and charge-offs decreased 45%, symptomatic of the economy stabilizing and showing some signs of improvement. Recoveries in a given year may not relate to loans charged-off in that year. Further details related to the allowance for loan losses are shown in the tables above and in Footnote No. 4 of the financial statements.

NONPERFORMING ASSETS

A five-year comparison of nonperforming assets is presented below:

	December 31,
(Dollars in thousands)	2003	2002	2001	2000	1999

Nonaccrual loans (1)
Commercial	$43,932	$25,260	$23,284	$22,736	$11,076
Construction	651	1,365	2,201	3,394	2,581
Residential real estate	3,721	2,479	2,251	3,123	3,373
Consumer	1,224	261	408	249	258
Lease financing	824	4,006	4,775	863	1,841

Total	50,352	33,371	32,919	30,365	19,129
Renegotiated loans (1)	—	—	—	—	—
Loans contractually past due 90 days or more and still accruing interest	—	—	—	—	—

Total nonperforming loans	50,352	33,371	32,919	30,365	19,129
Other real estate owned	191	132	181	1,005	1,663

Total nonperforming assets	$50,543	$33,503	$33,100	$31,370	$20,792

Nonperforming loans as a percent of period-end loans	.54%	.46%	.48%	.45%	.33%

Nonperforming assets as a percent of period-end loans and other real estate owned	.55%	.46%	.48%	.47%	.36%

(1) Aggregate gross interest income of $4.1 million and $2.8 million in 2003 and 2002, respectively, on nonaccrual and renegotiated loans would have been recorded if these loans had been accruing on their original terms throughout the period or since origination if held for part of the period. The amount of interest income on the nonaccrual and renegotiated loans that was recorded totaled $2.1 million and $641 thousand in 2003 and 2002, respectively.

Note: Management was monitoring loans estimated to aggregate $28.4 million at December 31, 2003 and $24.9 million at December 31, 2002 that were not classified as nonaccrual or renegotiated loans. These loans had characteristics which indicated they might result in such classification in the future.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, renegotiated loans and other real estate owned (i.e., real estate acquired in foreclosure or in lieu of foreclosure). With respect to nonaccrual loans, our policy is that, regardless of the value of the underlying collateral and/or guarantees, no interest is accrued on the entire balance once either principal or interest payments on any loan become 90 days past due at the end of a calendar quarter. All accrued and uncollected interest on such loans is eliminated from the income statement and is recognized only as collected. If a loan is impaired and has a specific loss allocation based on an analysis under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15,” all payments are then applied against the loan’s principal. A loan may be put on nonaccrual status sooner than this standard if, in management’s judgment, such action is warranted.

Nonperforming assets (nonaccrual loans and other real estate owned) as a percent of period-end loans and other real estate owned was .55% at December 31, 2003, compared to .46% in the preceding year. At year-end 2003, nonperforming assets were $50.5 million, compared to $33.5 million in 2002. Nonperforming loans totaled $50.4 million at December 31, 2003, compared to $33.4 million at December 31, 2002. Nonperforming loans increased in three categories of the portfolio: commercial and industrial, residential real estate and consumer. The largest dollar increase in nonperforming loans was $18.7 million in the commercial and industrial category, which accounted for 87.3% of nonperforming loans at December 31, 2003. MSD&T’s nonperforming loans were $37.5 million at December 31, 2003, representing 74.6% of Bankshares’ total nonperforming loans. The increase is primarily related to three large loan relationships that migrated from monitored to nonaccrual status during the year. MSD&T’s nonperforming loans amounted to $22.1 million at December 31, 2002. Nonperforming loans at the Community Banks were $12.8 million at December 31, 2003, relatively unchanged from $11.3 million at December 31, 2002.

The level of monitored loans, or loans with characteristics suggesting that they may be classified as nonperforming in the near future, increased during the year. At December 31, 2003, monitored loans were $28.4 million, compared to $24.9 million a year before. Two loans at MSD&T contributed $19.8 million to the current total. These loans are secured by two commercial aircraft, which are leased to a regional commercial airline. A long-time customer of MSD&T holds a controlling interest in the airline. In light of the prevailing conditions in the commercial airline industry, management has included these loans in the “monitored” status. The balance of the portfolio also was examined for additional exposure to this industry and it was determined to be minimal. This exposure was factored into the general reserve allocation for commercial loans.

Other real estate owned was $191 thousand at December 31, 2003 compared to $132 thousand at December 31, 2002. These properties generally are sold within a short period. Therefore, regardless of the amount, the properties generally will have changed from year to year. Other real estate owned is carried at the lower of cost or fair market value. Refer to the data in the “Nonperforming Assets” chart above, which shows the changes in the amounts of various categories of nonperforming assets over the last five years and sets forth the relationship between nonperforming loans and total loans.

INTEREST RATE SENSITIVITY ANALYSIS (STATIC GAP)
Low/Falling Interest Rate Scenario

	At December 31, 2003
		Over		Over	Over
		3 months	1 year	1 year	5 years and
	Within	through	cumulative	through	nonsensitive
(Dollars in thousands)	3 months	1 year	total	5 years	funds	Total

Earning Assets
Loans	$4,986,658	$1,067,341	$6,053,999	$2,462,977	$755,184	$9,272,160
Investment securities (1)	206,374	373,753	580,127	1,654,685	952,702	3,187,514
Other earning assets	41,161	—	41,161	—	—	41,161

Total earning assets	5,234,193	1,441,094	6,675,287	4,117,662	1,707,886	12,500,835

Interest-Bearing Liabilities
Managed-rate deposits (2)
Savings	268,133	—	268,133	1,074,353	—	1,342,486
Checking plus interest	189,616	—	189,616	1,074,493	—	1,264,109
Money market	438,403	—	438,403	1,183,130	—	1,621,533
Time deposits	954,783	1,236,649	2,191,432	1,077,810	14,462	3,283,704
Short-term borrowings	809,021	—	809,021	—	—	809,021
Long-term debt	348,956	7,500	356,456	98,940	192,326	647,722

Total interest-bearing liabilities	3,008,912	1,244,149	4,253,061	4,508,726	206,788	8,968,575

Gap	$2,225,281	$196,945	$2,422,226	$(391,064)	$1,501,098	$3,532,260

Cumulative gap	$2,225,281	$2,422,226		$2,031,162	$3,532,260

Cumulative gap as a percent of earning assets	17.80%	19.38%		16.25%	28.26%
Cumulative rate-sensitive assets/ cumulative rate-sensitive liabilities	173.96%	156.95%		123.18%	139.38%

(1) Includes interest-bearing deposits in other banks.

(2) Reflects behavior experience in a declining rate environment, which often differs from legal withdrawal provisions.

LOAN MATURITY SCHEDULE

The following table illustrates loan diversity by maturity distribution for commercial and construction loans as of December 31, 2003.

		Over 1
	1 year	through	Over 5
(Dollars in thousands)	or less	5 years	years	Total

Commercial	$2,352,449	$2,439,793	$597,662	$5,389,904
Construction	416,419	580,565	67,037	1,064,021

Total	$2,768,868	$3,020,358	$664,699	$6,453,925

Of the $3.7 billion loans maturing after one year, $1.6 billion, or 42.1%, have fixed interest rates and $2.1 billion, or 57.9%, have variable interest rates.

EARNINGS SIMULATION MODEL PROJECTIONS

The following table summarizes the effect a positive 100 and 200 basis point change and a negative 50 basis point change in interest rates would have on Bankshares’ net interest income over the next 12 months.

	Calculated increase / (decrease) in
	projected net interest income

Change in interest rates	As of December 31,
(basis points)	2003	2002
+200	4.6%	3.0%
+100	2.4%	1.6%
-50	(2.1)%	(2.2)%

Interest Rate Risk

The objective of interest rate risk management is to contain the risks associated with interest rate fluctuations. The process involves identification and management of the sensitivity of net interest income to changing interest rates and other market factors. Managing to mitigate interest rate risk, however, is not an exact science. Not only does the interval between repricing of assets and liabilities change from day to day as the assets and liabilities change, but also for some assets and liabilities, contractual maturity and the actual cash flows experienced are not the same. For example, residential mortgages and mortgage-backed securities may have contractual maturities well in excess of five years, but depending on the interest rate carried by the specific mortgages and the then currently prevailing rate of interest, such mortgages and securities may be prepaid much more rapidly. Similarly, savings, checking plus interest and money market deposits may be withdrawn on seven days notice. While these contracts are extremely short, it has been Bankshares’ experience that these funding pools, when considered as a whole, have a multiyear duration. The “Interest Rate Sensitivity Analysis (Static Gap)” table above reflects the expected contractual cash flows or maturities of assets and liabilities, along with the scheduled opportunity to reset interest rates in a downward rate environment. As the table reflects at December 31, 2003, Bankshares is asset sensitive since more assets than liabilities are subject to repricing within the next 12 months. The data in this table would suggest that net interest income should tend to increase in a rising interest rate environment and decrease in a declining rate environment. The absolute change in the repricing of products varies greatly. As noted in the discussion of net interest income, changes in short-term interest rates by the Federal Reserve Board result in an almost similar change in the yield on Bankshares’ prime-rate-based loans. In contrast, the repricing characteristics of certain managed-rate deposits, primarily savings, checking plus interest and money market accounts, have proven to be much less sensitive during the current declining rate environment than they were in prior rate cycles. The current experience has been factored into the table.

Because of the limitations of the Static Gap analysis, management primarily utilizes an earnings simulation model to monitor Bankshares’ risk exposure associated with interest rate fluctuations. The model provides management with the tools to reflect more reasonably how specific loan, investment, deposit and debt products will respond to changes in market interest rates. This model projects the effects on net income based on factors such as changes in interest rates, the shape of the yield curve and interest rate relationships. As seen in the “Earnings Simulation Model Projections” table above, within a one-year horizon, the model forecasts that, compared to the net interest income projection under stable rates, net interest income would increase by 2.4% and 4.6% if interest rates increased by 100 and 200 basis points, respectively, and that net interest income would decrease by 2.1% if interest rates decreased by 50 basis points. Given the current low level of interest rates, Bankshares is limiting its modeling to the 50 basis point decline in future interest rates. These results are not necessarily indicative of future actual results, nor do they take into account certain actions that management may undertake in response to future changes in interest rates.

The Federal Reserve Board’s 75 basis point reduction in short-term interest rates over the two-year period ended December 31, 2003, continued to compress the net interest margin. Beginning in 2002, management started taking actions to reduce the magnitude of Bankshares’ risk related to further interest rate reductions or the compression in spreads from a sustained low interest rate environment. These actions included expanding and repositioning the investment portfolio and adding an indexed money market account. This product is more rate sensitive than the traditional money market product. Management took advantage of the lower rate environment to secure long-term funding through the issuance in April 2003 of $300 million in subordinated notes at Bankshares. The notes carried a fixed rate of 4.65%, of which $150 million was swapped to a floating rate as a fair value hedge. This resulted in an increase in the amount of liabilities that reprice within the three-month time frame. Management will continue to pursue any combination of these strategies as long as interest rates remain low and the economy and customer borrowing needs remain subdued. Despite these efforts, the increase in sensitivity from that reported at December 31, 2002 is a function of the current low rate environment. It reflects the inability to reduce rates on managed deposits to match a drop in interest rates. It also reflects Bankshares’ strong capital position.

At times, Bankshares’ efforts to mitigate its exposure to changes in interest rates have resulted in loan pricing policies that have not coincided with its commercial customers’ preferences. As a result, MSD&T entered into a master agreement with another bank for the purpose of making interest rate swaps and similar interest rate protection arrangements in connection with commercial loans made to MSD&T’s customers. This arrangement enables MSD&T’s customers to eliminate potential volatility of interest rates and associated risks. MSD&T will only enter into specific interest rate protection arrangements under the master agreement with respect to which it has approved a corresponding credit facility with the customer, and as to which the customer is entering into a corresponding interest rate protection arrangement with MSD&T. Management does not anticipate that these arrangements will expose Bankshares to any risk beyond the normal credit risks undertaken with any lending arrangement. As of December 31, 2003, one customer had entered into such an arrangement. This swap agreement has not had a material impact on the financial performance of Bankshares. Management anticipates that should interest rates reverse course and begin to rise, customer interest in this option will increase. As a matter of policy, Bankshares does not use highly leveraged derivative instruments for interest rate risk management.

Market Risk

Market risk is defined as the constraint imposed by lower market values of assets and liabilities as interest rates and equity markets fluctuate. Changes in market values also impact the fee income earned by IWM, where a significant portion of the fee schedule is tied to current asset values under management or administration. Bankshares has designated substantially all of its investment portfolio as available-for-sale and in accordance with financial reporting standards, this portfolio is reported at fair value. Changes in fair value, net of tax, are reflected as a component of shareholders’ equity. Bankshares’ maintenance of capital ratios well above regulatory requirements (see “Capital Resources and Adequacy,” below) provides management with the flexibility to utilize the available-for-sale portfolio for liquidity and interest rate risk management needs, even during a period when valuations are depressed. Maintaining a fairly short duration in the portfolio also mitigates market risk.

Liquidity Risk

Liquidity risk is the possibility that Bankshares will not be able to fund present and future financial obligations. The objective of liquidity management is to maintain the ability to meet commitments to fund loans, purchase securities and repay deposits and other liabilities in accordance with their terms. Core deposits and the available-for-sale investment portfolio are key elements in meeting this objective. For the year ended December 31, 2003, core deposits, total deposits less certificates of deposit — $100,000 and over, averaged $7.7 billion. This represents a 17% increase over the $6.6 billion average balance for 2002. The percentage of average loans funded by core deposits improved to 95.4% in 2003 from 92.4% in 2002. Although not viewed as core deposits, a substantial portion of short-term borrowings, comprised of securities sold under agreements to repurchase and commercial paper, originate from core deposit relationships tied to the overnight cash management program offered to customers.

By limiting the maturity of securities and maintaining a conservative investment posture, management can rely on the investment portfolio to help meet any short-term funding needs. U.S. Treasury and agency securities averaged $1.7 billion in 2003, a 17% decrease from the average of $2.1 billion the prior year. These securities provide the greatest liquidity and represented 15% of average earning assets for 2003, compared to 22% in 2002. In addition to these sources, Bankshares has access to national markets for certificates of deposit, commercial paper and debt financing. Should it need to supplement further its liquidity, Bankshares has $1.8 billion in lines with the FHLB and back-up commercial paper lines of $40 million with commercial banks. Under covenants related to its 6.72% and 6.80% unsecured senior notes, Bankshares is required to obtain approval from these note holders if it incrementally borrows in excess of $150 million. Increases in borrowings as a result of businesses acquired do not count towards the incremental borrowing amount. Bankshares has rarely had a need to access this source of funding and would not expect its need to exceed this threshold in the near term.

Capital Resources and Adequacy

Maintenance of exceptional capital strength has long been a guiding principle of Bankshares. Ample capital is necessary to sustain growth, to provide a measure of protection against unanticipated declines in asset values and to safeguard the funds of depositors. Capital also provides a source of funds to meet loan demand and enables Bankshares to manage its assets and liabilities effectively.

Shareholders’ equity increased 39% to $1.8 billion at year-end 2003 from $1.3 billion at year-end 2002. The increase can be attributed to the acquisition of F&M and earnings growth offset by increased cash dividend payments. Book value per share was $23.08 at December 31, 2003, compared to $19.24 at December 31, 2002. The ratio of average equity to average assets was 12.51% in 2003 and 12.43% in 2002, ranking Bankshares among the most strongly capitalized banks in the industry. Excluding intangible assets, average tangible equity to average tangible assets was 10.34% in 2003 and 11.45% in 2002. The ratio in 2003 was lower than in 2002 due to $124.1 million of the consideration for the F&M acquisition being paid in cash. The ratio was also negatively impacted by the increased dividends paid.

While maintaining exceptional capital strength and financing growth of the corporation, Bankshares also has pursued a share repurchase program. Through December 2003, the Board of Directors authorized the repurchase of up to 16,000,000 shares with 14,523,700 shares of common stock repurchased under these programs. At December 31, 2003, there remained 1,476,300 shares of common stock authorized for repurchase. The share repurchase program has supported management’s strategy to enhance shareholder value. Management has repurchased shares in open market transactions and returned capital to shareholders in the form of dividends during periods when capital accumulates at a rate in excess of that required to support the growth of earning assets. See Footnote No.10 of the financial statements and the “Statements of Changes in Consolidated Shareholders’ Equity” below for details related to the share repurchase program.

Various bank regulatory agencies have implemented stringent capital guidelines, which are directly related to a bank’s risk-based capital ratios. By regulatory definition, a well-capitalized institution, such as Bankshares, faces fewer regulatory constraints on its operations than institutions classified at the other end of the spectrum as critically undercapitalized. For instance, only well-capitalized banks can accept brokered deposits without advance regulatory approval. In addition, FDIC deposit insurance premium rates are significantly lower for banks with higher capital levels, compared to poorly capitalized banks. The “Risk-Based Capital Ratios” graph above shows that Bankshares has maintained capital levels well in excess of the regulatory minimum over each of the last five years. For a further discussion of the regulatory capital requirements that apply to Bankshares, see Footnote No. 10 of the financial statements. Bank regulatory agencies also impose certain restrictions on transactions among and between subsidiaries of bank holding companies, including extensions of credit, transfers of assets and payments of dividends. Historically, the dividend restrictions have not limited dividend payments at Bankshares, and it is not anticipated that they will have a constraining effect in the future. In addition to dividend restrictions, capital requirements are also affected by off-balance sheet risks. These include such items as letters of credit and commitments to extend credit. Refer to Footnote No. 9 of the financial statements for information regarding Bankshares’ commitments.

DIVIDENDS

	2003				2002
Quarter	4th	3rd	2nd	1st	4th	3rd	2nd	1st

Common dividends	.33	.33	.33	.30	.30	.30	.30	.28

Bankshares has paid quarterly cash dividends on its common stock since September 1970 when such stock was first issued. Bankshares intends to consider quarterly payment of dividends on its common stock, but such payment is necessarily dependent on many factors, including the future earnings and financial requirements of Bankshares and its affiliates.

For the 27th consecutive year, the annual dividend paid on common stock exceeded the prior year’s level. Effective with the June 2003 dividend, the quarterly cash dividend was increased 10% to $.33 from $.30 per share. Over the last five years, dividends have increased at a compound growth rate of 8.4%. Management will periodically evaluate the dividend rate in light of Bankshares’ capital strength, profitability and conditions prevailing in the economy in general and the banking industry in particular. The annual dividends paid per common share were $1.29 in 2003 and $1.18 in 2002. Total cash dividends paid were $95.8 million in 2003 and $81.9 million in 2002. The “Dividends” table above presents quarterly dividends paid over the last two years.

RECENT COMMON STOCK PRICES
Market Prices*

	2003				2002
Quarter	4th	3rd	2nd	1st	4th	3rd	2nd	1st

High	45.95	42.49	41.30	40.47	40.39	41.40	44.80	45.36
Low	39.76	38.91	33.90	30.16	32.60	32.07	38.89	41.80

* The stock of Mercantile Bankshares Corporation is traded on the Nasdaq National Market under the symbol MRBK. The quotations represent actual transactions.

As of February 27, 2004, there were 10,508 shareholders of record.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Off-Balance Sheet Arrangements

Bankshares consolidates majority-owned subsidiaries that it controls. Other affiliates, including certain joint ventures in which there is less than 20% ownership, are generally carried at lower of cost or fair market value. Bankshares does not dispose of troubled loans or problem assets by means of unconsolidated special purpose entities.

Bankshares’ mortgage banking subsidiary, as a Fannie Mae Delegated Underwriting and Servicing lender, has a loss sharing arrangement for loans originated on behalf of and sold to Fannie Mae. In the ordinary course of business, Bankshares routinely originates and sells mortgage loans on the secondary market. Typically these loans are sold under forward commitments on a servicing released basis. Refer to Footnote No. 9 of the financial statements for additional information regarding commitments relating to mortgage banking.

Contractual Obligations and Other Commitments

Through the normal course of business, Bankshares enters into certain contractual obligations and other commitments. Such obligations generally relate to funding operations through debt arrangements as well as leases of premises and equipment. These commitments for 2004 include budgeted requests for approximately $31.6 million of capital expenditures spread relatively evenly between improvements to existing banking offices and replacement of furniture, equipment and technology. While these items have been included in the budget for 2004, they are subject to a review and approval process prior to funding. For further information on commitments, see Footnotes No. 5, 8 and 9 of the financial statements.

As a financial services provider, Bankshares routinely enters into commitments to extend credit, including loan commitments, standby letters of credit and financial guarantees. While contractual obligations represent future cash requirements of Bankshares, a significant portion of commitments to extend credit are likely to expire without being drawn upon. Such commitments are subject to the same credit policies and approval processes accorded to loans made by Bankshares. Additionally, Bankshares has committed to invest funds in third-party private equity investments.

The table below summarizes significant contractual obligations and commitments:

	Long-term	Operating
(Dollars in thousands)	debt	leases	Total

2004	$7,969	$12,157	$20,126
2005	6,382	10,867	17,249
2006	66,733	9,498	76,231
2007	5,333	8,843	14,176
2008	22,038	5,106	27,144
Thereafter	539,267	24,693	563,960

Total	$647,722	$71,164	$718,886

Other commitments
Commitments to extend credit			$3,608,700
Standby letters of credit and financial guarantees			281,400
Unfunded third-party private equity investments			16,102

RECENT FASB PRONOUNCEMENTS

On January 17, 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities– an interpretation of ARB No. 51 (FIN 46).” The FASB has deferred the implementation of FIN 46 for all public entities to the first reporting period ending after December 15, 2003. This deferral applies to all variable interest entities both financial and nonfinancial in nature. Bankshares is currently in the process of evaluating the impact of FIN 46. This Interpretation does not have a material impact on Bankshares’ financial statements.

In April 2003, FASB issued SFAS No. 149, “Amendment of Statement No.133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and did not have a material impact on Bankshares’ financial statements.

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement does not have a material impact on Bankshares’ financial statements.

In December 2003, FASB issued SFAS No. 132 revised 2003, “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106.” The revised SFAS No. 132 does not change the measurement or recognition of prior statements, but requires additional disclosure to those in the original SFAS No. 132. The revised SFAS No. 132 retains the disclosures required by the original SFAS No. 132 and additionally requires disclosures including describing the type of plan assets, investment strategy, measurement dates, plan obligations, cash flows and components of net periodic benefit cost recognized. This revised Statement will have no impact on Bankshares’ financial statements. See Footnote No 13 of the financial statements for required disclosure.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” which addresses the accounting for differences between contractual cash flows and expected cash flows for loans acquired in a transfer when those differences are attributable at least in part to credit quality. It includes such loans acquired in purchase business combinations where there is evidence of deterioration in credit quality since origination. This SOP requires the difference between expected cash flows and the purchase price to be accreted as an adjustment to yield over the life of the acquired loans; the difference between contractual cash flows an expected cash flows is not subject to accretion. This SOP would represent a change from current practice where the allowance for loan losses is carried over in purchase accounting. The SOP is effective for loans acquired beginning after December 15, 2004. Bankshares is currently evaluating the impact it will have on operations and financial statements.

REVIEW OF EARNINGS AND BALANCE SHEET FOR 2002 TO 2001

Performance & Operating Analysis

Net income in 2002 was $190.2 million, compared with $181.3 million in 2001, a 5% increase. Diluted net income per common share was $2.72 in 2002 compared with $2.55 in 2001, an increase of 7%. Excluding goodwill amortization, 2001 net income and diluted net income per common share would have increased by $8.9 million or $0.12, respectively. Return on average assets was 1.88%, and return on average equity was 15.12% in 2002 compared with 1.96% and 15.15%, respectively, in 2001. Average assets increased 10% to $10.1 billion, average deposits increased 8% to $7.6 billion and average loans increased 4% to $7.1 billion for the year ended December 31, 2002 compared with the prior year.

Net interest income on a fully tax-equivalent basis, was $448.0 million in 2002, compared with $424.7 million in 2001. Net interest income was affected by both changes in the level of interest rates and changes in the amount and composition of interest-earning assets and interest-bearing liabilities. In the fourth quarter of 2002 the Federal Reserve Board reduced short-term rates by 50 basis points. Bankshares is asset sensitive, and in the falling rate environment, the net interest margin (net interest income expressed as a percent of average earning assets) tends to compress, and growth in net interest income tends to slow. Even though Bankshares was able to improve the net interest rate spread, the net interest margin declined to 4.65% in 2002 from 4.83% in 2001, primarily due to the reduced benefit derived from noninterest-bearing funds. This benefit fell from 105 basis points for 2001 to 60 basis points for 2002.

Noninterest income decreased by 1% to $143.8 million in 2002 from $145.5 million in 2001, largely due to a $3.4 million decrease reported on gains on the sale of equity securities held in the available-for-sale portfolio. Additionally, a decrease in IWM revenue of $896 thousand was primarily due to declines in equity market valuations during 2002. Mortgage banking related fees for 2002 were down $2.6 million due to lower volumes in commercial mortgage loan origination and the outsourcing of the retail mortgage origination business. Other noninterest income, including service charges on deposit accounts, remained strong, increasing by $5.2 million in 2002 compared to 2001.

Noninterest expenses totaled $272.6 million in 2002, compared with $264.0 million in 2001, an increase of $8.6 million, or 3%. After excluding the amortization of goodwill in 2001, total noninterest expenses for 2002 increased by $17.7 million, or 7%, over the 2001 total of $254.9 million. More than 70% ($12.5 million) of the increase is attributable to the increase in salaries and benefits. Contributing to this overall increase were: $2.5 million in incentive compensation; $1.8 million in stock option and restricted stock award expense; $1.7 million in severance costs, mostly associated with the IWM reorganization; $1.5 million in pension costs, mainly due to lower returns on plan assets; and $1.4 million in health insurance costs.

Net occupancy expense increased by $1.5 million during 2002 due mainly to higher rental rates, higher insurance costs and improvements to branch facilities. Bankshares also continued to expand its use of its headquarters building, thereby reducing the number of outside tenants.

Higher software maintenance and rental costs accounted for most of the $456 thousand increase in 2002 furniture and equipment expenses. Increases in professional fees of $1.7 million; charitable contributions of $1.3 million; and debit card processing fees of $333 thousand accounted for the remainder of the increase in 2002 noninterest expense.

Segment Reporting

Community Banks

Net income in 2002 was $119.6 million, compared with $98.5 million in 2001, a 21% increase. Discontinuing the amortization of goodwill accounted for 8% of the increase. Excluding goodwill amortization expense, net income would have been $106.4 for 2001. For the year ended December 31, 2002, average assets increased 11% to $6.3 billion, average deposits increased 10% to $5.1 billion and average loans increased 7% to $4.3 billion. The Community Banks provided 66% of the average total deposit base and 60% of the average loan base of Bankshares in 2002, reflecting a slight increase in both proportions compared with 2001.

Net interest income on a fully tax-equivalent basis was $301.5 million in 2002, compared with $282.0 million in 2001. The increase in net interest income was attributable to a 10% increase in average earning assets, which offset a 12 basis point decline in the net interest margin. The net interest margin declined to 5.05% in 2002 from 5.17% in 2001.

Noninterest income increased to $50.0 million in 2002 from $46.3 million in 2001, largely due to a $2.5 million, or 10%, increase in service charges on deposits and loan related fees. Additionally, other income consisting of revenues from electronic banking and merchant card processing, safe deposit box rent, travelers’ checks, money orders and bill collection increased by $1.0 million, or 5%, from the 2001 levels.

Noninterest expense totaled $151.3 million in 2002, compared with $145.4 million in 2001, an increase of $5.9 million, or 4%. After excluding the amortization of goodwill in 2001, total noninterest expenses for 2002 increased by $13.8 million, or 10%, over the 2001 total of $137.5 million. The increase was primarily related to increases in salaries and employee benefit expense of $5.5 million. Normal merit increases and incentive compensation contributed to this increase. In addition, occupancy and equipment expenses increased $6.0 million due to higher rent and facility and technology maintenance cost.

MSD&T Banking

Net income in 2002 was $64.1 million compared with $63.3 million in 2001, a 1% increase. Average assets increased 10% to $4.1 billion, average deposits increased 4% to $2.7 billion and average loans decreased marginally, remaining at $2.8 billion for the year ended December 31, 2002 compared to the prior year. MSD&T Banking provided 34% of the average total deposit base and 40% of the average loan base of Bankshares in 2002.

Net interest income on a fully tax-equivalent basis was $148.9 million in 2002, compared with $143.6 million in 2001. This increase in net interest income was attributable to a 10% increase in average earning assets, consisting mainly of a 61% growth in average investment securities to $848 million. This was offset by a 23 basis point decline in the net interest margin. The net interest margin declined to 3.81% in 2002 from 4.04% in 2001. The growth in the average investment securities reflects the investment of the proceeds from the issuance of $200 million of unsecured senior notes late in November 2001.

Noninterest income decreased slightly to $40.2 million or less than 1% from $40.3 million in 2001, largely due to a $2.7 million, or 22%, decrease in mortgage banking fees. This decrease was attributable to lower commercial loan originations as well as the outsourcing of retail mortgage originations. All other noninterest income increased $2.6 million, or 9%, from the 2001 levels.

Noninterest expense totaled $89.9 million in 2002, compared with $86.1 million in 2001, an increase of $3.8 million, or 4%. After excluding the amortization of goodwill in 2001, total noninterest expense for 2002 increased by $5.0 million, or 6%, over the 2001 total of $84.9 million. The increase was primarily related to salaries and employee benefit expense increases totaling $3.8 million. Normal merit increases and incentive compensation contributed to this increase.

IWM

Net income in 2002 was $12.1 million, compared with $16.3 million in 2001, a 26% decrease. Pretax profit margins were 29.6% and 39.4% for 2002 and 2001, respectively. These declines reflected decreasing equity market values and ongoing reorganization costs for the division. Assets under administration by IWM decreased by 7% to $36.0 billion for the year ended December 31, 2002 compared to the prior year.

Investment and wealth management fee income decreased to $68.0 million, or 2%, in 2002 from $69.0 million in 2001. Revenues from IWM represented the largest source of Bankshares’ noninterest income at 48%.

Noninterest expense totaled $45.6 million in 2002, compared with $40.5 million in 2001, an increase of $5.1 million, or 13%. The increase was related to an increase of $3.2 million in salaries and employee benefit expenses. Approximately half of the salary expense increase in 2002 was related to severance costs associated with the reorganization of IWM.

Credit Quality Measures

Provision for loan losses was $16.4 million in 2002, compared to $13.4 million in 2001. Net charge-offs in 2002 were $19.2 million, or .27% of average total loans, compared with $10.6 million, or .15%, in 2001. The allowance for loan losses was $138.6 million, or 1.90% of total loans at December 31, 2002, compared with $141.5 million, or 2.05%, at December 31, 2001.

At December 31, 2002, total nonperforming assets were $33.5 million, or ..46% of period-end loans and other real estate owned, compared with $33.1 million, or .48%, at December 31, 2001. The 2002 increase was primarily in the commercial portfolio.

Capital Ratios

The ratio of average shareholders’ equity to average total assets remained strong at 12.43% at December 31, 2002 and 12.97% at December 31, 2001. Bankshares’ total risk-based capital ratio at December 31, 2002 was 16.29% and its Tier I capital ratio was 15.00%, exceeding the minimum regulatory guidelines of 8% and 4%, respectively. Bankshares’ leverage ratios were 11.20% and 11.60% at December 31, 2002 and 2001, respectively, exceeding the minimum regulatory guideline of 4%. As of December 31, 2002, all of Bankshares’ bank affiliates exceeded all capital adequacy requirements to be considered “well-capitalized.” For additional information on Bankshares’ risk-based capital ratio see Footnote No. 10 of the financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this Item 7A is set forth under the captions “Risk Management”, “Interest Rate Risk”, “Interest Rate Sensitivity Analysis (Static Gap)” and “Earnings Simulation Model Projections” in Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Statement of Responsibility

     Management of Mercantile Bankshares Corporation (“Bankshares”) is responsible for the preparation and fair presentation of the financial statements and other financial information contained in this report. The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include, as necessary, best estimates and judgments by management. Other financial information contained in this annual report is presented on a basis consistent with the consolidated financial statements.

     Management understands and recognizes the importance of safeguarding Bankshares’ assets. In connection with this, management believes that Bankshares maintains a system of internal controls that is adequate to ensure that transactions are properly authorized, that its assets are safeguarded against unauthorized acquisition, use or disposition, and that its financial records are reliable. Bankshares maintains systems of controls that it believes are reasonably designed to provide management with timely and accurate information about Bankshares’ operations. The system of internal controls includes, but is not limited to, maintaining internal audit, legal and compliance departments, establishing formal written policies, procedures and codes of conduct, training personnel and segregating key duties and functions, where appropriate.

     The Audit Committee of the Board of Directors participates in reviewing the adequacy of the system of internal controls and financial reporting. The Audit Committee consists of directors who are independent from Bankshares. They meet regularly with management, the internal auditors and the independent auditors to review the scope of their work and findings.

     There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal controls may vary over time.

     The independent accounting firm of PricewaterhouseCoopers LLP (PwC) has performed an audit of Bankshares’ financial statements. As part of the audit, management believes it has made available to PwC all of the financial records, related data and minutes of shareholders’ and directors’ meetings that PwC believed were necessary in order to render their independent audit report. As part of its audit, PwC obtains specific representations from management of Bankshares. Management believes that all representations made to PwC during its audit were valid and accurate. A copy of the independent auditors’ report follows.

/s/ Ned Kelly
Edward J. Kelly III
President and Chief Executive Officer

/s/ Terry L. Troupe
Terry L. Troupe
Chief Financial Officer

Report of Independent Auditors

To the Board of Directors and
Shareholders of Mercantile Bankshares Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Mercantile Bankshares Corporation and its subsidiaries (the “Company”) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland
January 27, 2004

Consolidated Balance Sheets

December 31,
(Dollars in thousands, except per share data)	2003	2002

ASSETS
Cash and due from banks	$321,882	$281,130
Interest-bearing deposits in other banks	14,583	358
Federal funds sold	26,236	264,293

Total cash and cash equivalents	362,701	545,781

Investment securities available-for-sale (1), (3)	3,123,514	2,586,192
Investment securities held-to-maturity (1), (3)	49,417	53,391

Loans held-for-sale (1)	14,925	—

Loans (4)	9,272,160	7,312,027
Less: allowance for loan losses (1), (4)	(155,337)	(138,601)

Loans, net	9,116,823	7,173,426

Bank premises and equipment, net (1), (5)	140,922	102,428
Other real estate owned, net (1)	191	132
Goodwill, net (1)	522,173	102,705
Other intangible assets, net (19)	56,223	7,530
Other assets	308,583	218,791

Total assets	$13,695,472	$10,790,376

LIABILITIES
Deposits:
Noninterest-bearing deposits	$2,750,721	$2,086,745
Interest-bearing deposits	7,511,832	6,174,195

Total deposits	10,262,553	8,260,940
Short-term borrowings (7)	809,021	823,385
Accrued expenses and other liabilities	134,735	94,479
Long-term debt (8)	647,722	287,214

Total liabilities	11,854,031	9,466,018

COMMITMENTS AND CONTINGENCIES (5), (9)
SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized 2,000,000 shares; issued and outstanding — None
Common stock, $2 par value; authorized 130,000,000 shares; issued shares - 79,772,705 (2003) and 68,836,092 (2002); restricted shares - 101,932 (2003) and 76,250 (2002)	159,545	137,672
Capital surplus	548,664	120,577
Retained earnings	1,110,748	1,010,248
Accumulated other comprehensive income (loss)	22,484	55,861

Total shareholders’ equity	1,841,441	1,324,358

Total liabilities and shareholders’ equity	$13,695,472	$10,790,376

See Notes to Consolidated Financial Statements.

Statements of Consolidated Income

FOR THE YEARS ENDED DECEMBER 31,
(Dollars in thousands, except per share data)	2003	2002	2001

INTEREST INCOME
Interest and fees on loans (1)	$472,379	$468,298	$543,020
Interest and dividends on investment securities:
Taxable interest income	109,767	109,699	97,064
Tax-exempt interest income	2,746	1,895	1,993
Dividends	754	1,055	1,283
Other investment income	6,968	211	198

Total interest and dividends on investment securities	120,235	112,860	100,538

Other interest income	3,961	5,228	6,208

Total interest income	596,575	586,386	649,766

INTEREST EXPENSE
Interest on deposits (6)	93,190	122,569	199,703
Interest on short-term borrowings	5,604	11,259	25,120
Interest on long-term debt	18,451	10,754	6,702

Total interest expense	117,245	144,582	231,525

NET INTEREST INCOME	479,330	441,804	418,241
Provision for loan losses (1),(4)	12,105	16,378	13,434

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	467,225	425,426	404,807

NONINTEREST INCOME
Investment and wealth management (1)	78,933	68,435	69,331
Service charges on deposit accounts	36,912	31,454	28,085
Mortgage banking related fees	11,111	9,945	12,582
Investment securities gains and (losses) (3)	7,137	846	4,248
Other income	42,498	33,070	31,244

Total noninterest income	176,591	143,750	145,490

NONINTEREST EXPENSES
Salaries	160,326	133,200	123,712
Employee benefits (13)	37,717	32,171	29,175
Net occupancy expense of bank premises (1),(5)	20,756	15,904	14,440
Furniture and equipment expenses (1),(5)	31,610	24,464	24,008
Communications and supplies	15,188	13,375	13,086
Amortization of goodwill	—	—	9,072
Other expenses	71,850	53,494	50,466

Total noninterest expenses	337,447	272,608	263,959

Income before income taxes	306,369	296,568	286,338
Applicable income taxes (1),(11)	109,555	106,330	105,043

NET INCOME	$196,814	$190,238	$181,295

NET INCOME PER SHARE OF COMMON STOCK (10):
Basic	$2.70	$2.74	$2.57

Diluted	$2.68	$2.72	$2.55

DIVIDENDS PAID PER COMMON SHARE	$1.29	$1.18	$1.10

See notes to consolidated financial statements.

Statements of Changes in Consolidated Shareholders’ Equity

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001					Accumulated Other
		Common	Capital	Retained	Comprehensive
(Dollars in thousands, except per share data)	Total	Stock	Surplus	Earnings	Income (Loss)

BALANCE, DECEMBER 31, 2000	$1,173,301	$142,198	$214,454	$800,781	$15,868
Net income	181,295			181,295
Unrealized gains (losses) on securities available-for-sale, net of reclassification adjustment, net of taxes	10,361				10,361

Comprehensive income	191,656

Cash dividends paid:
Common stock ($1.10 per share)	(77,597)			(77,597)
Issuance of 108,094 shares for dividend reinvestment and stock purchase plan	4,139	216	3,923
Issuance of 23,754 shares for employee stock purchase dividend reinvestment plan	933	47	886
Issuance of 139,612 shares for employee stock option plan	2,324	279	2,045
Purchase of 1,594,500 shares under stock repurchase plan	(65,572)	(3,189)	(62,383)
Vested stock options	1,022	—	1,022	—	—

BALANCE, DECEMBER 31, 2001	1,230,206	139,551	159,947	904,479	26,229
Net income	190,238			190,238
Unrealized gains (losses) on securities available-for-sale, net of reclassification adjustment, net of taxes	29,632				29,632

Comprehensive income	219,870

Cash dividends paid:
Common stock ($1.18 per share)	(81,909)			(81,909)
Issuance of 107,680 shares for dividend reinvestment and stock purchase plan	3,872	215	3,657
Issuance of 23,231 shares for employee stock purchase dividend reinvestment plan	921	46	875
Issuance of 237,421 shares for employee stock option plan	3,994	475	3,519
Issuance of 76,250 shares for restricted stock awards	3,430	153	3,277
Deferred compensation — restricted stock awards	(2,560)			(2,560)
Purchase of 1,384,200 shares under stock repurchase plan	(53,953)	(2,768)	(51,185)
Vested stock options	487	—	487	—	—

BALANCE, DECEMBER 31, 2002	1,324,358	137,672	120,577	1,010,248	55,861
Net income	196,814			196,814
Unrealized gains (losses) on securities available-for-sale, net of reclassification adjustment, net of taxes	(33,377)				(33,377)

Comprehensive income	163,437

Cash dividends paid:
Common stock ($1.29 per share)	(95,842)			(95,842)
Issuance of 10,379,710 shares for bank acquisition	428,059	20,759	407,300
Fair value of 322,528 options related to employee stock option plan of acquired bank	5,944		5,944
Issuance of 124,268 shares for dividend reinvestment and stock purchase plan	4,696	248	4,448
Issuance of 23,737 shares for employee stock purchase dividend reinvestment plan	929	47	882
Issuance of 312,466 shares for employee stock option plan	5,744	625	5,119
Issuance of 101,932 shares for restricted stock awards	3,611	205	3,406
Deferred compensation — restricted stock awards	(472)			(472)
Purchase of 5,500 shares under stock repurchase plan	(212)	(11)	(201)
Vested stock options (14)	1,189	—	1,189	—	—

BALANCE, DECEMBER 31, 2003 (10)	$1,841,441	$159,545	$548,664	$1,110,748	$22,484

See notes to consolidated financial statements.

Statements of Consolidated Cash Flows Increase (decrease) in cash and cash equivalents

FOR THE YEARS ENDED DECEMBER 31,
(Dollars in thousands)	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$196,814	$190,238	$181,295
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	12,105	16,378	13,434
Depreciation and amortization	14,251	13,071	12,456
Amortization of goodwill	—	—	9,072
Amortization of other intangible assets	4,943	1,972	2,082
Provision for deferred taxes (benefits)	(9 678)	11,093	14,723
Investment securities (gains) and losses	(7,137)	(846)	(4,248)
Write-downs (income) of investments in private equity funds	(243)	2,167	1,063
Write-downs of other real estate owned	7	54	50
Gains on sales of other real estate owned	(366)	(51)	(272)
Gains on sales of buildings	(228)	(456)	(801)
Net (increase) decrease in assets:
Interest receivable	4,741	1,792	1,039
Other receivables	(12,928)	(678)	902
Bank owned life insurance	(2,003)	(869)	—
Other assets	(19,034)	(16,437)	(20,434)
Loans held-for-sale	31,096	137,950	(131,355)
Net increase (decrease) in liabilities:
Interest payable	24,132	(8,637)	(2,257)
Accrued expenses	(49,669)	(5,221)	(1,305)
Taxes payable	10,640	(5,896)	19,438

Net cash provided by operating activities	197,443	335,624	94,882

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held-to-maturity	15,149	3,553	3,870
Proceeds from maturities of investment securities available-for-sale	961,583	568,491	642,747
Proceeds from sales of investment securities available-for-sale	572,615	79,293	4,248
Purchases of investment securities held-to-maturity	(2,590)	(4,425)	(5,386)
Purchases of investment securities available-for-sale	(1,488,190)	(822,769)	(1,237,534)
Net increase in customer loans	(663,922)	(425,202)	(224,062)
Proceeds from sales of other real estate owned	959	227	1,573
Capital expenditures	(17,355)	(14,723)	(12,828)
Proceeds from sales of buildings	602	975	2,047
Purchase of bank owned life insurance	—	(50,000)	—
Business acquisitions	(154,139)	—	(7,000)
Cash from acquired bank	70,450	—	—
Other investing activity	(4,507)	(87,906)	(1,476)

Net cash used in investing activities	(709,345)	(752,486)	(833,801)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	367,640	202,867	290,375
Net increase (decrease) in checking plus interest and savings accounts	146,789	608,722	357,833
Net increase (decrease) in certificates of deposit	(204,910)	1,978	2,623
Net increase (decrease) in short-term borrowings	(187,374)	(29,893)	71,810
Proceeds from issuance of long-term debt	300,000	—	200,000
Repayment of long-term debt	(8,638)	(8,300)	(8,347)
Proceeds from issuance of shares	11,369	8,784	7,396
Repurchase of common shares	(212)	(53,953)	(65,572)
Dividends paid	(95,842)	(81,909)	(77,597)

Net cash provided by financing activities	328,822	648,296	778,521

Net increase (decrease) in cash and cash equivalents	(183,080)	231,434	39,602
Cash and cash equivalents at beginning of period	545,781	314,347	274,745

Cash and cash equivalents at end of period	$362,701	$545,781	$314,347

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. SIGNIFICANT ACCOUNTING POLICIES

A. Basis of Presentation

The consolidated financial statements, which include the accounts of Mercantile Bankshares Corporation (“Bankshares”) and all of its affiliates, are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practice within the banking industry. All significant intercompany transactions have been eliminated. For purposes of comparability, certain prior period amounts have been reclassified to conform with current period presentation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements, and the disclosure of revenues and expenses during the reporting period. These estimates and assumptions, such as the accounting for loan losses, depreciation and pension obligations, are based on information available as of the date of the financial statements and could differ from actual results.

Assets (other than cash deposits) held for others under fiduciary and agency relationships are not included in the accompanying balance sheets since they are not assets of Bankshares or its affiliates. Acquisitions accounted for as purchases are included in the financial statements from the respective dates of affiliation.

B. Investment Securities

Investments are classified as either “held-to-maturity” or “available-for-sale.” Investment securities classified as “held-to-maturity” are acquired with the intent and ability to hold until maturity and are carried at cost, adjusted for amortization of premiums and accretion of discounts. Amortization and accretion are computed by methods that approximate level yield adjusted for the effects of prepayments on the underlying investments. Investment securities classified as “available-for-sale” are acquired to be held for indefinite periods of time and may be sold in response to changes in interest rates and/or prepayment risk or for liquidity management purposes. These securities are carried at fair value, and any unrealized appreciation or depreciation in the market value of available-for-sale securities is reported as accumulated other comprehensive income, a separate component of shareholders’ equity, net of applicable taxes. Realized gains and losses are recognized on a specific identification trade date basis. Amortized cost is used to compute gains or losses on the sales of securities, which are reported in the Statement of Consolidated Income.

An assessment is made at the end of each quarter to determine whether there have been any events or economic circumstances to indicate that a security is impaired on an other-than-temporary basis. An other-than-temporary impairment may develop if, based on all available evidence, the carrying amount of the investment is not recoverable within a reasonable period of time. Factors considered in making this assessment include among others, the intent and ability to hold the investment for a period of time sufficient for a recovery in value; external credit ratings and recent downgrades; market price fluctuations due to factors other than interest rates; and the probability of collection of contractual cash flows. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value and the adjustment is recorded as a realized loss.

C. Loans

Interest income on loans is accrued at the contractual rate on the principal amount outstanding. Loan origination and commitment fees, direct loan acquisition and origination costs, when significant, are deferred and accreted to interest income over the life of the loan or over the commitment period. Loans held-for-sale in conjunction with the mortgage banking business are carried at the lower of aggregate cost or fair value. Fees related to loans held-for-sale are recognized as a component of mortgage banking income upon the sale of the loan. When scheduled principal or interest payments are past due 90 days or more at quarter-end on any loan, the accrual of interest income is discontinued and subsequent receipts on these loans are recorded as a reduction of principal, and interest income is recorded only once principal recovery is reasonably assured. Previously accrued but uncollected interest on these loans is charged against interest income. Generally a loan may be restored to accruing status when all past due principal, interest and late charges have been paid and the bank expects repayment of the remaining contractual principal and interest.

Under Statements of Financial Accounting Standards (SFAS) Nos. 114 and 118, “Accounting by Creditors for Impairment of a Loan-an amendment of FASB Statements No. 5 and 15,” a loan is considered impaired, based on current information and events, if it is probable that Bankshares will not collect all principal and interest payments according to the contractual terms of the loan agreement. Impaired loans do not include large groups of smaller balance homogeneous loans that are evaluated collectively for impairment (e.g., residential mortgages and consumer installment loans). The allowance for loan losses related to these loans is included in the allowance for loan losses applicable to other than impaired loans. The impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the repayment is expected to be provided predominantly by the underlying collateral. A majority of Bankshares’ impaired loans are measured by reference to the fair value of the collateral.

D. Allowance for Loan Losses

The allowance for loan losses is maintained at a level considered by management to be adequate to absorb inherent losses in the loan portfolio. Management’s assessment includes the systematic evaluation of several factors: current economic conditions and their impact on specific borrowers and industry groups;

the level of classified and nonperforming loans; the historical loss experience by loan type; the results of regulatory examinations; and, in specific cases, the estimated value of underlying collateral. The assessments of economic conditions, results of regulatory examinations and other risk elements are determined primarily by management at each affiliate and reviewed by Bankshares.

The allowance is increased by the loan loss provision charged to operating expenses and reduced by loan charge-offs, net of recoveries. The provision for loan losses is based on a continuing review of the loan portfolios, past loss experience and current economic conditions which may affect borrowers’ ability to pay.

E. Loans Held-for-Sale

Bankshares enters into commitments to sell loans which it has originated. Generally, these loans are held for a short term. Amounts reported are at the lower of cost or fair value. Fair value was deemed equal to the carrying amounts because loans are originated for sale only after obtaining investor commitment to offset changes in market rates in the near term. The determination of any write-down to market value includes consideration of all open positions and outstanding commitments from investors. Declines in the market value of loans held-for-sale are recorded as a charge in mortgage banking related fees. Sales of loans are recorded when the proceeds are received and any difference between the proceeds and the carrying amount is recorded as gain or loss in mortgage banking related fees.

F. Bank Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using both the straight-line and accelerated methods over the estimated useful lives of the properties. Expenditures for repairs and maintenance are charged to operating expenses as incurred. Expenditures for improvements which extend the life of an asset are capitalized and depreciated over the asset’s remaining useful life. Gains or losses realized on the disposition of properties are reflected in consolidated income.

G. Other Real Estate Owned

Other real estate owned consists primarily of real estate obtained through foreclosure or acceptance of deeds in lieu of foreclosure. Other real estate owned is held for sale and is stated at the lower of cost or fair value.

H. Goodwill and Intangible Assets

Goodwill is the excess of the cost of Bankshares’ investment over its equity in the net assets of purchased businesses. Amortization of goodwill was discontinued in 2002, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill be reviewed at least annually for impairment. Prior to 2002, goodwill was being amortized on a straight-line basis over a 15-year period from the respective acquisition dates.

Intangible assets consist mainly of deposit intangibles and customer list intangibles which are being amortized on a straight-line basis over an original life of between 3 and 15 years. Bankshares reviews its intangible assets periodically for other-than-temporary impairment. If such impairment is indicated, impairment is recognized by accelerating the amortization of the asset to the extent the carrying value exceeds the estimated fair value. Accumulated amortization for total intangible assets was $13.0 million and $7.9 million at year-end 2003 and 2002, respectively.

Bankshares recognizes as assets the right to service mortgage loans for others. Market quotes were used to determine the fair value of the mortgage servicing rights at the date of the sale. The capitalized mortgage servicing rights are amortized in proportionate amounts over the estimated period of net servicing income. Bankshares analyzes the capitalized mortgage servicing rights for impairment using a discounted cash flow analysis. A valuation allowance is established through a charge to earnings if the amount of unamortized mortgage servicing rights exceeds fair value.

I. Stock Options and Restricted Stock Awards

Bankshares’ stock-based compensation plans are accounted for in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under this standard, compensation cost for options is determined based on the fair value of each option and the number of options that are granted and expected to vest. Compensation expense for restricted stock awards is based on the closing market value of Bankshares stock on the date an award is granted.

J. Income Taxes

Income taxes are recorded in accordance with SFAS No. 109, “Accounting for Income Taxes.” The asset and liability approach underlying SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of Bankshares’ assets and liabilities. Deferred taxes are determined using enacted tax rates in effect for the year in which the temporary difference is expected to reverse. To the extent tax rates or laws change, deferred tax assets and liabilities are adjusted in the period that the tax change is enacted. Income tax expense includes: deferred tax expense, which represents the net change in the deferred tax asset or liability balance during the year plus any change in a valuation allowance; and current tax expense, which represents the aggregate amount of tax currently payable to or receivable from tax authorities.

K. Earnings Per Share

Basic and diluted earnings per share (“EPS”) amounts are computed in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” Basic EPS is computed by dividing income available to common shareholders by weighted average common shares outstanding during the period. Diluted EPS is computed using the same components as in basic EPS with the denominator adjusted for the dilutive effect of stock options and restricted stock awards.

L. Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks, federal funds sold and securities purchased under resale agreements. Generally, federal funds are purchased and sold for one-day periods; securities purchased/sold under resale agreements are purchased/sold for periods of one to sixty days.

M. Derivatives and Hedging Activities

Derivatives are recognized on the balance sheet at their fair value. Bankshares has entered into derivative contracts that are classified as interest rate swaps. On the date that the derivative contracts were entered into, they were designated as a hedge of the fair value of a recognized asset or liability. Changes in the fair value of a derivative that is highly effective as a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in current period earnings.

The relationship between hedging instruments and hedged items is formally documented, as well as the risk management objective and strategy for undertaking the hedge transactions. This process includes linking the fair-value hedges to specific assets and liabilities on the balance sheet. Both at inception and on an ongoing basis, an assessment is made as to whether the derivatives used in hedging transactions have been highly effective in offsetting changes in the fair value of hedged items, and whether those derivatives may be expected to remain highly effective in future periods.

N. Third-Party Private Equity Investments

Bankshares invests funds in third-party private equity investments. These investments are included in other assets and are carried at the lower of cost or fair value. Bankshares’ proportionate share of income or loss is included in other income.

2. BUSINESS COMBINATIONS

The following provides information concerning acquisitions completed during the three years ended December 31, 2003. These acquisitions were accounted for as purchases. The results of operations of these acquisitions subsequent to the acquisition dates are included in Bankshares’ Statements of Consolidated Income. Individually, the results of operations of these acquisitions prior to the acquisition dates were not material to Bankshares’ results of operations.

In March and April 2003, Bankshares acquired in separate transactions, Boyd Watterson Asset Management LLC (“BW”), an investment management firm, and Peremel & Company, Inc. (“Peremel”), a directed and discount brokerage company. In the aggregate, the companies were purchased for approximately $29 million in cash. The BW acquisition has a potential additional contingent payment of up to $8.6 million which, if paid, will be recorded as goodwill. The contingent payment will be recorded assuming certain metrics are met and become payable three years from the acquisition date. Bankshares finalized and recorded approximately $10.1 million of identified intangibles, mostly client relationships, as a result of these acquisitions. These intangibles are being amortized on a straight-line basis over a range of three to eight years. Goodwill recorded on these transactions totaled approximately $18.0 million at December 31, 2003.

On August 12, 2003, Bankshares completed its acquisition of F&M Bancorp (“F&M”), a bank holding company headquartered in Frederick, Maryland. The total consideration paid to F&M shareholders in connection with the acquisition was $124.1 million in cash and 10.4 million shares of Bankshares common stock. F&M transactions have been included in Bankshares’ financial results since August 13, 2003. Acquired assets on August 12, 2003 totaled $2.2 billion, including $1.4 billion of loans and leases; liabilities assumed were $2.0 billion, including $1.7 billion of deposits. As of December 31, 2003, Bankshares recorded $400.3 million of goodwill, $36.0 million of core deposit intangible, $5.8 million of mostly client relationship intangibles (relating to the two insurance subsidiaries) and $1.1 million in a trademark intangible. The weighted average amortization period for the newly-acquired core deposit intangible is nine years, and the client relationship identified intangible ranges from three to fifteen years. On October 24, 2003, certain assets and liabilities of F&M were transferred to other Bankshares affiliates in order to align customers’ accounts with the Bankshares affiliate serving the geographic area where those customers reside.

F&M, newly acquired in a business combination, falls under the guidance of the Emerging Issues Task Force (“EITF”) in EITF Issue No. 95-3, “Recognition of Liability in Connection with a Purchase Business Combination.” EITF Issue No. 95-3 requires an entity to recognize a liability for an exit cost on the date that the entity commits itself to an exit plan. “Exit costs” are defined to include those costs recorded by F&M prior to the merger date and therefore are not included in Bankshares results of operations. Prior to August 12, 2003, F&M recorded exit costs of $33.6 million relating to severance, systems conversion, branch consolidation and costs associated with terminating contracts (including leases). As of December 31, 2003, $21.1 million of these exit costs were paid.

Bankshares’ exit costs, referred to herein as “merger-related” costs, are defined to include those costs for its branch closings and related severance, combining operations such as systems conversions, integration planning consultant’s fees and marketing consultant’s fees incurred by Bankshares prior to and after the merger date and are included in Bankshares results of operations. Bankshares expensed merger-related costs totaling $8.0 million and $0 for the years ended December 31, 2003 and 2002, respectively. The costs associated with these activities are included in noninterest expenses. Merger-related expenses incurred for the period ended December 31, 2003 consisted largely of expenses for professional services rendered and marketing in connection with the merger integration plan. The table below shows the components of the pretax merger-related expenses.

December 31,
(Dollars in thousands)	2003

Salaries & benefits	$722
Net occupancy expense of bank premises	1,197
Furniture and equipment expenses	372
Professional services	3,528
Communications and supplies	336
Advertising and promotional expense	959
All other expenses	900

Total	$8,014

The following table provides information concerning the purchase price of F&M Bancorp, balance sheet allocations, exit costs associated with the acquisition and allocation of total intangible assets as of August 12, 2003.

(Dollars in thousands)

Purchase price less tangible equity of F&M		$396,222
Fair value purchase accounting adjustments
Financial assets (net of taxes)	$1,067
Premises and equipment (net of taxes)	(3,243)
Financial liabilities (net of taxes)	10,666

Total fair value purchase accounting adjustments (net of taxes)		8,490
Exit cost purchase accounting adjustments
Personnel and employee terminations benefits	14,610
Occupancy and equipment	2,977
Contract cancellations	9,284
Other	6,739

Total pre-tax costs	33,610

Income taxes	(12,061)

Total after-tax exit cost purchase accounting adjustments		21,549

Total adjusted purchase price		426,261
Core deposit intangible (net of taxes)		21,783
Other identifiable intangibles (net of taxes)		4,171

Goodwill		$400,307

3. INVESTMENT SECURITIES

The amortized cost and fair value of investment securities at December 31, 2003 and 2002 were as follows:

	2003				2002
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Securities held-to-maturity
States and political subdivisions	$28,213	$1,905	$3	$30,115	$38,299	$2,852	$1	$41,150
Other investments	21,204	—	—	21,204	15,092	—	—	15,092

Total	$49,417	$1,905	$3	$51,319	$53,391	$2,852	$1	$56,242

Securities available-for-sale
U.S. Treasury	$823,356	$22,437	$39	$845,754	$1,375,703	$46,187	$—	$1,421,890
U.S. Government agencies	778,916	15,096	401	793,611	695,970	31,659	2	727,627
States and political subdivisions	77,897	2,073	100	79,870	549	28	—	577
Mortgage-backed securities	1,288,109	7,352	11,831	1,283,630	341,806	6,666	149	348,323
Other bonds, notes and debentures	34,440	319	—	34,759	2,460	151	—	2,611

Total bonds	3,002,718	47,277	12,371	3,037,624	2,416,488	84,691	151	2,501,028
Other investments	84,508	1,382	—	85,890	80,222	4,942	—	85,164

Total	$3,087,226	$48,659	$12,371	$3,123,514	$2,496,710	$89,633	$151	$2,586,192

The amortized cost and fair value of the bond investment portfolio by contractual maturity at December 31, 2003 and 2002 are shown below:

	2003		2002
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value

Securities held-to-maturity
Within 1 year	$4,179	$4,245	$3,568	$3,628
1-5 years	13,390	14,114	16,103	17,142
5-10 years	8,057	8,861	10,918	11,938
After 10 years	2,587	2,895	7,710	8,442

Total	$28,213	$30,115	$38,299	$41,150

Securities available-for-sale
Within 1 year	$620,663	$628,712	$629,085	$639,239
1-5 years	1,940,913	1,964,171	1,571,674	1,642,515
5-10 years	372,736	375,078	215,470	219,010
After 10 years	68,406	69,663	259	264

Total	$3,002,718	$3,037,624	$2,416,488	$2,501,028

At December 31, 2003 and 2002, no single issue of investment securities exceeded 10% of shareholders’ equity. At December 31, 2003 and 2002, securities with an amortized cost of $1.2 billion and $1.0 billion, respectively, were pledged as collateral for certain deposits as required or permitted by law. At December 31, 2003 there were $94 thousand of individual securities that had unrealized losses for a period greater than one year. At year end 2003, these securities had an unrealized loss of $2 thousand.

The gross realized gains and losses on debt and nondebt securities for 2003, 2002 and 2001 were as follows:

	2003		2002		2001
	Gross	Gross	Gross	Gross	Gross	Gross
	Realized	Realized	Realized	Realized	Realized	Realized
(Dollars in thousands)	Gains	Losses	Gains	Losses	Gains	Losses

Securities available-for-sale
Debt	$—	$985	$1	$679	$—	$67
Nondebt	8,122	—	1,524	—	4,315	—

Total	$8,122	$985	$1,525	$679	$4,315	$67

4. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at December 31, 2003 and 2002 were as follows:

(Dollars in thousands)	2003	2002

Commercial	$5,315,853	$4,317,263
Construction	1,064,021	810,985
Residential real estate	1,335,375	1,066,694
Consumer	1,482,860	1,014,905
Lease financing	74,051	102,180

Total	$9,272,160	$7,312,027

At December 31, 2003 and 2002, $50.4 million and $33.4 million, respectively, were considered nonaccrual loans (loans in which interest income is recognized only as collected). Interest income on nonaccrual loans that would have been recorded if accruing was $4.1 million and $2.8 million in 2003 and 2002, respectively. Interest income on nonaccrual loans that was recorded totaled $2.1 million and $641 thousand in 2003 and 2002, respectively. See Note 1C for an explanation of the nonaccrual loan policy.

The changes in the allowance for loan losses follow:

(Dollars in thousands)	2003	2002	2001

Allowance balance at beginning of year	$138,601	$141,463	$138,612
Allowance of acquired bank	13,205	—	—
Charge-offs	(12,324)	(22,221)	(13,328)
Recoveries	3,750	2,981	2,745
Provision for loan losses	12,105	16,378	13,434

Allowance balance at end of year	$155,337	$138,601	$141,463

Information with respect to impaired loans and the related valuation allowance (if the measure of the impaired loan is less than the recorded investment) as of December 31, 2003 and 2002 is shown below. Refer to Note 1C for an expanded discussion on impaired loans.

(Dollars in thousands)	2003	2002

Impaired loans with a specific valuation allowance	$26,715	$13,751
All other impaired loans	18,692	16,813

Total impaired loans	$45,407	$30,564

Specific allowance for loan losses applicable to impaired loans	$14,925	$5,251
General allowance for loan losses applicable to other than impaired loans	140,412	133,350

Total allowance for loan losses	$155,337	$138,601

Year-to-date interest income on impaired loans recorded on the cash basis	$443	$563

Year-to-date average recorded investment in impaired loans during the period	$31,241	$53,777

5. BANK PREMISES AND EQUIPMENT

Bank premises and equipment at December 31, 2003 and 2002 consisted of the following:

(Dollars in thousands)	2003	2002

Land	$29,370	$21,010
Building and leasehold improvements	158,928	121,180
Equipment	105,395	79,904

Total bank premises and equipment	293,693	222,094
Accumulated depreciation and amortization	(152,771)	(119,666)

Bank premises and equipment, net	$140,922	$102,428

Bankshares’ bank affiliates conduct a part of their branch banking operations from leased facilities. Generally, the initial terms of the leases range from a period of 1 to 15 years. Most of the leases contain options for renewal at the fair rental value for periods of 1 to 20 years. In addition to minimum rentals, certain leases have escalation clauses based on various price indices and include provisions for additional payments to cover taxes, insurance and maintenance.

Total rental expense for 2003, 2002 and 2001 was:

(Dollars in thousands)	2003	2002	2001

Bank premises*	$8,807	$6,092	$5,949
Equipment / software expense	5,984	4,456	4,730

Total rental expense	$14,791	$10,548	$10,679

*	Amounts do not reflect offset for rental income.

At December 31, 2003, the aggregate minimum rental commitments under noncancelable operating leases were as follows: 2004-$12.2 million; 2005-$10.9 million; 2006-$9.5 million; 2007-$8.8 million; 2008-$5.1 million; thereafter-$24.7 million.

6. DEPOSITS

Included in time deposits are certificates of deposit issued in denominations of $100,000 and over, which totaled $1.3 billion and $1.1 billion at December 31, 2003 and 2002, respectively. At December 31, 2003, the amount outstanding and maturity distribution of certificates of deposit issued in amounts of $100,000 and over are presented in the following table:

Maturing
			Over 1	Over 2	Over 3	Over 4
		1 year	through	through	through	through	Over
(Dollars in thousands)	Total	or less	2 years	3 years	4 years	5 years	5 years

Certificates of deposit
$100,000 and over	$1,296,148	$987,720	$123,064	$51,699	$76,065	$55,168	$2,432

Interest on deposits for the years ended December 31, 2003, 2002 and 2001 consisted of the following:

(Dollars in thousands)	2003	2002	2001

Savings	$4,702	$8,405	$12,899
Checking plus interest	2,061	2,908	5,255
Money market	9,757	14,223	21,839
Time — $100,000 and over	29,464	34,671	62,350
Other time	47,206	62,362	97,360

Total interest on deposits	$93,190	$122,569	$199,703

7. SHORT-TERM BORROWINGS

The following table provides selected information on Bankshares’ short-term borrowings and applicable weighted average interest rates at December 31, 2003 and 2002:

	Year-end		During Year
2003 (Dollars in thousands)	Amount	Rate	Highest	Average	Rate

Federal funds purchased and securities
sold under repurchase agreements	$618,141	.57%	$777,450	$627,839	.71%
Commercial paper	190,880	.30	261,032	222,714	.49
Other short-term borrowings	—	—	1,720	795	2.22

Total	$809,021	.51%		$851,348	.66%

2002 (Dollars in thousands)

Federal funds purchased and securities
sold under repurchase agreements	$564,616	.88%	$777,798	$578,547	1.35%
Commercial paper	258,769	.60	270,495	229,994	1.19
Other short-term borrowings	—	—	50,000	37,397	1.90

Total	$823,385	.79%		$845,938	1.33%

Other short-term borrowings consist of borrowings from the Federal Home Loan Bank. During 2003 and 2002, commercial paper borrowings were partially supported by back-up lines of credit of $40.0 million. Unused lines of credit at December 31, 2003 and 2002 were $40.0 million. These lines of credit are paid for quarterly, semiannually or annually on a fee basis of .09% to .10%.

8. LONG-TERM DEBT

Long-term debt at December 31, 2003 and 2002 consisted of the following:

(Dollars in thousands)	2003	2002

2.00% Federal Home Loan Bank borrowing	$41	$—
2.00% Federal Home Loan Bank borrowing	38	—
4.24% Federal Home Loan Bank borrowing	15,877	—
4.39% Federal Home Loan Bank borrowing	26,186	—
4.75% Federal Home Loan Bank borrowing	10,748	—
5.09% Federal Home Loan Bank borrowing	5,229	—
5.32% Federal Home Loan Bank borrowing	5,305	—
5.44% Federal Home Loan Bank borrowing	5,327	—
5.51% Federal Home Loan Bank borrowing	10,000	10,000
5.55% Federal Home Loan Bank borrowing	10,845	—
5.71% Federal Home Loan Bank borrowing	7,500	7,500
6.12% Federal Home Loan Bank borrowing	626	—
6.19% Federal Home Loan Bank borrowing	1,187	—
6.56% Federal Home Loan Bank borrowing	582	—
6.95% Federal Home Loan Bank borrowing	641	—
4.625% Unsecured subordinated notes Book value	299,284	—
Interest rate swap adjustment	(7,960)	—

Adjusted balance	291,324	—
5.70% Unsecured senior notes Book value	199,672	199,641
Interest rate swap adjustment	6,594	11,673

Adjusted balance	206,266	211,314
6.72% Unsecured senior notes	35,000	35,000
6.80% Unsecured senior notes	15,000	15,000
6.94% Unsecured senior notes	—	8,400

Total	$647,722	$287,214

     The 2.00% Federal Home Loan Bank borrowings are due on November 23, 2015. Principal and interest are payable monthly on the 1st, until maturity.

     The 2.00% Federal Home Loan Bank borrowings are due on February 29, 2016. Principal and interest are payable monthly on the 1st, until maturity.

     The 4.24% Federal Home Loan Bank borrowings are due on May 10, 2012. Interest is payable quarterly on February 10, May 10, August 10 and November 10, until maturity.

     The 4.39% Federal Home Loan Bank borrowings are due on March 13, 2006. Interest is payable quarterly on March 15, June 15, September 15 and December 15, until maturity.

     The 4.75% Federal Home Loan Bank borrowings are due on September 14, 2011. Interest is payable quarterly on March 15, June 15, September 15 and December 15, until maturity.

     The 5.09% Federal Home Loan Bank borrowings are due on September 7, 2005. Interest is payable monthly on the 2nd, until maturity.

     The 5.32% Federal Home Loan Bank borrowings are due on September 7, 2006. Interest is payable monthly on the 1st, until maturity.

     The 5.44% Federal Home Loan Bank borrowings are due on September 7, 2007. Interest is payable monthly on the 1st, until maturity.

     The 5.51% Federal Home Loan Bank borrowings are due on June 23, 2008. Interest is payable quarterly on March 23, June 23, September 23 and December 23, until maturity.

     The 5.55% Federal Home Loan Bank borrowings are due on August 6, 2008. Interest is payable quarterly on February 6, May 6, August 6 and November 6, until maturity.

     The 5.71% Federal Home Loan Bank borrowings are due on September 28, 2004. Interest is payable quarterly on March 28, June 28, September 28 and December 28, until maturity.

     The 6.12% Federal Home Loan Bank borrowings are due on December 15, 2005. Principal and interest are payable monthly on the 1st, until maturity.

     The 6.19% Federal Home Loan Bank borrowings are due on March 4, 2008. Interest is payable monthly on the 1st, until maturity.

     The 6.56% Federal Home Loan Bank borrowings are due on December 20, 2006. Principal and interest are payable monthly on the 1st, until maturity.

     The 6.95% Federal Home Loan Bank borrowings are due on June 29, 2005. Interest is payable monthly on the 1st, until maturity.

     The 4.625% subordinated notes are due on April 15, 2013. Interest is payable semiannually on April 15 and October 15, until maturity. The debt has a face value of $300 million, with an amortized discount of $716 thousand based on an effective rate of 4.65%. $150 million of these fixed-rate notes were converted to floating rates through interest rate swaps. These swaps were designed as a hedge of the fair value of the debt; therefore, the debt has been adjusted to reflect the change in the fair value of the swap.

     The 5.70% senior notes are due on November 15, 2011. Interest is payable semiannually on May 15 and November 15, until maturity. The debt has a face value of $200 million, with an amortized discount of $328 thousand based on an effective rate of 5.725%. These fixed-rate notes were converted to floating rates through an interest rate swap. This swap was designed as a hedge of the fair value of the debt; therefore, the debt has been adjusted to reflect the change in the fair value of the swap.

     The 6.72% senior notes are due on April 30, 2006. Interest is payable semiannually on April 30 and October 30, until maturity.

     The 6.80% senior notes are due on April 30, 2009. Interest is payable semiannually on April 30 and October 30, until maturity.

     The annual maturities on all long-term debt over the next five years are: 2004 — $8.0 million; 2005 — $6.4 million; 2006 — $66.7 million; 2007 — $5.3 million; 2008 — $22.0 million.

9. COMMITMENTS

Bankshares is a party to financial instruments that are not reflected in the balance sheet, which include commitments to extend credit and standby letters of credit. Various commitments to extend credit (lines of credit) are made in the normal course of banking business. Letters of credit are issued for the benefit of customers by affiliated banks. These commitments are subject to loan underwriting standards and geographic boundaries consistent with Bankshares’ loans outstanding. Bankshares’ lending activities are concentrated in Maryland, Delaware and Virginia.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit were $3.6 billion at December 31, 2003 and $3.0 billion at December 31, 2002.

Standby letters of credit are commitments issued to guarantee the performance of a customer to a third party. Outstanding letters of credit were $281.4 million at December 31, 2003 and $241.1 million at

December 31, 2002. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the fees received for issuing letters of credit are deferred and amortized over the life of the commitment. The fees on letters of credit at December 31, 2003 had a carrying value of $970 thousand representing unamortized fees.

Bankshares’ mortgage banking subsidiary, as a Fannie Mae Delegated Underwriting and Servicing lender, has a loss sharing arrangement for loans originated on behalf of and sold to Fannie Mae. The unamortized principal balance of the underlying loans totaled $149.4 million at December 31, 2003. No allowance has been established for possible losses since there have been no losses recognized during the six-year history of the arrangement and none is expected as of December 31, 2003. The mortgage subsidiary also has originated and sold loans with recourse in the event of foreclosure on the underlying real estate. The unamortized amount of principal balance of loans sold with recourse totaled $2.3 million at December 31, 2003. These mortgages are generally in good standing, are well-collateralized and no loss has ensued and no future loss is expected.

Bankshares has committed to invest funds in third-party private equity investments. At December 31, 2003 and 2002, $16.1 million and $15.2 million, respectively, remained unfunded.

10. SHAREHOLDERS’ EQUITY

The Board of Directors has the authority to classify and reclassify any unissued shares of preferred stock by fixing the preferences, rights, voting powers (which may include separate class voting on certain matters), restrictions and qualifications, dividends, times and prices of redemption and conversion rights.

Bankshares has a Dividend Reinvestment and Stock Purchase Plan. The Plan allows shareholders to automatically invest their cash dividends in Bankshares stock at a price which is 5% less than the market price on the dividend payment date. Plan participants also may make additional cash payments to purchase stock through the Plan at the market price. The number of shares of common stock that remain available for issuance under the Plan is 467,703 shares. Bankshares reserves the right to amend, modify, suspend or terminate the Plan at any time at its discretion.

Bankshares has an Employee Stock Purchase Plan. The Plan allows employees (other than executive officers of Bankshares) to purchase stock through payroll deduction and dividend reinvestment at the then current market price for employee purchases and at 95% of market for dividend reinvestment. The number of shares of common stock which remain available for issuance under the Plan is 764,827 shares. Bankshares reserves the right to amend, modify, suspend or terminate the Plan at any time at its discretion.

The Board of Directors has approved plans authorizing Bankshares to purchase shares of its common stock. Purchases may be made from time to time, subject to regulatory requirements, in the open market or in privately negotiated transactions. Purchased shares will be used from time to time for corporate purposes including issuance under Bankshares’ dividend reinvestment plans and stock-based compensation plans. The number of shares remaining available for purchase under the plans was 1,476,328 shares at December 31, 2003.

Pursuant to a Shareholders Protection Rights Agreement adopted in June 1999, each share of outstanding common stock carries a right, initially for the purchase of 1/1,000 of a share of preferred stock at an exercise price of $150 (subject to adjustment). The rights, which do not carry voting or dividend rights, may be redeemed by Bankshares at $.01 per right. The rights expire on September 29, 2009 unless sooner exercised, exchanged or redeemed. The rights will not become exercisable and will not trade separately from the common stock until the tenth business day (or such other date as the Board of Directors selects) after commencement of a tender or exchange offer for, or announcement of the acquisition by a person or group of, 10% or more of the outstanding common stock. Upon exercisability of the rights after acquisition by a person or group (acquiring person) of 10% or more of the outstanding common stock or upon certain business combinations or other defined transactions involving Bankshares, each right (except rights of the acquiring person, which become void) will entitle its holder to acquire common stock (or at Bankshares’ discretion, preferred stock) of Bankshares, or common stock of the acquiring entity in a business combination or other defined transaction, with a value of twice the then current exercise price of the right. In certain such cases, Bankshares may exchange one share of common stock (or at Bankshares’ discretion, 1/1,000 of a share of preferred stock) for each right which has not become void. The Board of Directors has classified 1,600,000 shares of preferred stock as Class A Preferred Stock for potential issuance on exercise of rights.

Cash dividends paid to Bankshares by its consolidated subsidiaries for the years ended 2003, 2002 and 2001 were $310.8 million, $135.7 million and $126.9 million, respectively. In aggregate, our affiliate banks have $409.4 million of capital beyond the level necessary to maintain “well-capitalized” status at December 31, 2003. The amount of dividends that Bankshares’ bank and nonbank affiliates could have paid to the holding company without approval from bank regulators at December 31, 2003 was $343.3 million.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by weighted average common shares outstanding, which were 72,892,409 for 2003, 69,545,591 for 2002 and 70,573,594 for 2001. Diluted EPS is computed using the same components as in basic EPS with the denominator adjusted for the dilutive effect of stock options and restricted stock awards. The adjusted weighted average shares were 73,421,487 for 2003, 70,067,292 for 2002 and 71,199,340 for 2001.

The following tables provide a reconciliation between the computation of basic EPS and diluted EPS for the years ended December 31, 2003, 2002 and 2001:

	Net	Weighted Average
2003 (In thousands, except per share data)	Income	Common Shares	EPS

Basic EPS	$196,814	72,892	$2.70
Dilutive effect of stock options and restricted stock awards		529

Diluted EPS	$196,814	73,421	$2.68

	Net	Weighted Average
2002 (In thousands, except per share data)	Income	Common Shares	EPS

Basic EPS	$190,238	69,546	$2.74
Dilutive effect of stock options and restricted stock awards		521

Diluted EPS	$190,238	70,067	$2.72

	Net	Weighted Average
2001 (In thousands, except per share data)	Income	Common Shares	EPS

Basic EPS	$181,295	70,574	$2.57
Dilutive effect of stock options and restricted stock awards		625

Diluted EPS	$181,295	71,199	$2.55

Comprehensive Income

The two major components of comprehensive income are net income and other comprehensive income. Other comprehensive income includes such items as net unrealized gains and losses on securities available-for-sale. The following table summarizes the related tax effect of unrealized gains (losses) on securities available-for-sale for each of the three years in the period ended December 31, 2003. The net amount is included in “Accumulated Other Comprehensive Income (Loss)” in the “Statements of Changes in Consolidated Shareholders’ Equity” above.

	2003			2002			2001
		Tax			Tax			Tax
	Pretax	(Expense)	Net	Pretax	(Expense)	Net	Pretax	(Expense)	Net
(Dollars in thousands)	Amount	Benefit	Amount	Amount	Benefit	Amount	Amount	Benefit	Amount

Unrealized gains (losses) on
securities available-for-sale:
Unrealized holding gains (losses) arising during the period	$(46,059)	$16,996	$(29,063)	$47,512	$(17,369)	$30,143	$21,601	$(8,672)	$12,929
Reclassification adjustment
for (gains) losses included
in net income	(7,137)	2,823	(4,314)	(846)	335	(511)	(4,248)	1,680	(2,568)

Total	$(53,196)	$19,819	$(33,377)	$46,666	$(17,034)	$29,632	$17,353	$(6,992)	$10,361

Capital Adequacy

Bankshares and its bank affiliates are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on Bankshares’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Bankshares and its bank affiliates must meet specific capital guidelines that involve quantitative measures of Bankshares’ assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Bankshares’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Bankshares and its bank affiliates to maintain at least the minimum amounts and ratios (set forth in the table below) of Tier I capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes that, as of December 31, 2003, Bankshares and its bank affiliates exceeded all capital adequacy requirements to which they are subject.

As of December 31, 2003, the most recent notification from the primary regulators for each of Bankshares’ affiliate banking institutions categorized them as well-capitalized under the prompt corrective action regulations. To be categorized as well-capitalized, a bank must maintain certain capital ratios above minimum levels, as set forth in the table below. These capital ratios include Tier I capital and total risk-based capital as percents of net risk-weighted assets and Tier I capital as a percent of adjusted average total assets (leverage ratio). There are no conditions or events since the last notifications that management believes have changed the affiliate banks’ category.

Actual capital amounts and ratios are also presented in the table below for Bankshares and Mercantile-Safe Deposit and Trust Company (“MSD&T”), the lead bank. No deduction from capital is required for interest rate risk.

					Minimum Ratio to be
			Minimum Ratio		Well-capitalized Under
			for Capital		Prompt Corrective
			Adequacy Purposes		Action Provisions
(Dollars in thousands)	Bankshares	MSD&T	Bankshares	MSD&T	Bankshares	MSD&T

As of December 31, 2003
Tier I capital	$1,248,492	$396,186
Total risk-based capital	1,666,064	440,479
Net risk-weighted assets	10,020,487	3,529,223
Adjusted average total assets	13,011,399	4,353,713

Tier I capital ratio	12.46%	11.23%	4.00%	4.00%	(1)	6.00%
Total capital ratio	16.63%	12.48%	8.00%	8.00%	(1)	10.00%
Leverage ratio	9.60%	9.10%	4.00%	4.00%	(1)	5.00%

As of December 31, 2002 Tier I capital	$1,151,831	$430,375
Total risk-based capital	1,250,550	473,185
Net risk-weighted assets	7,677,476	3,407,691
Adjusted average total assets	10,281,071	4,246,480

Tier I capital ratio	15.00%	12.63%	4.00%	4.00%	(1)	6.00%
Total capital ratio	16.29%	13.89%	8.00%	8.00%	(1)	10.00%
Leverage ratio	11.20%	10.13%	4.00%	4.00%	(1)	5.00%

(1)	Bankshares is not subject to this requirement.

11. INCOME TAXES

Applicable income taxes on net income for 2003, 2002 and 2001 consisted of the following:

	2003			2002			2001
(Dollars in thousands)	Federal	State	Total	Federal	State	Total	Federal	State	Total

Current tax expense	$108,555	$10,678	$119,233	$90,308	$4,929	$95,237	$88,436	$1,884	$90,320
Deferred tax expense	(8,142)	(1,536)	(9,678)	9,159	1,934	11,093	12,082	2,641	14,723

Total	$100,413	$9,142	$109,555	$99,467	$6,863	$106,330	$100,518	$4,525	$105,043

Significant components of Bankshares’ deferred tax assets and liabilities as of December 31, 2003 and 2002 were as follows:

(Dollars in thousands)	2003	2002

Deferred tax assets:
Allowance for loan losses	$59,183	$52,659
Write-down of other real estate owned	114	112
Deferred income	45,446	38,468
Other	1,187	—

Total deferred tax assets	105,930	91,239

Deferred tax liabilities:
Purchase accounting adjustments	12,868	1,108
Net unrealized gains on securities available-for-sale	13,804	33,623
Depreciation	69,643	70,200
Accrued employee benefits	10,705	4,939
Prepaid items	152	152
Other	—	196

Total deferred tax liabilities	107,172	110,218

Net deferred tax assets / (liabilities)	$(1,242)	$(18,979)

A valuation allowance has not been established against Bankshares’ deferred tax assets since management has determined that it is more likely than not that all such tax assets will be realized in the future.

A reconciliation between actual tax expense and taxes computed at the statutory federal rate of 35% for each of the three years in the period ended December 31, 2003 follows:

	2003		2002		2001
		% of		% of		% of
		Pretax		Pretax		Pretax
(Dollars in thousand)	Amount	income	Amount	income	Amount	income

Tax computed at statutory rate	$107,229	35.0%	$103,799	35.0%	$100,218	35.0%
Increases (decreases) in tax resulting from:
Tax advantaged income	(3,581)	(1.2)	(3,243)	(1.1)	(3,345)	(1.2)
State income taxes, net of federal income tax benefit	5,942	1.9	4,461	1.5	2,941	1.0
Nondeductible goodwill amortization	—	—	—	—	3,044	1.1
Other, net	(35)	—	1,313	0.5	2,185	0.8

Actual tax expense	$109,555	35.7%	$106,330	35.9%	$105,043	36.7%

12. RELATED PARTY TRANSACTIONS

In the normal course of banking business, loans are made to officers and directors of Bankshares and its affiliates, as well as to their related interests. In the opinion of management, these loans are consistent with sound banking practices, are within regulatory lending limitations and do not involve more than the normal risk of collectibility. At December 31, 2003 and 2002, loans to executive officers and directors of Bankshares and its principal affiliates, including loans to their related interests, totaled $98.4 million and $64.3 million, respectively. During 2003, loan additions and loan deletions were $148.7 million and $114.6 million, respectively.

13. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Bankshares sponsors qualified and nonqualified pension plans and other postretirement benefit plans for its employees. With regard to the pension plans, there is no additional minimum pension liability required to be recognized. Included in the other postretirement benefit plans are health care and life insurance. All Bankshares affiliates have adopted the same health care and life insurance plans, except for one affiliate which has separate benefit plans. Employees were eligible for company-paid health care benefits if their age plus length of service was equal to at least 65 as of December 31, 1990. Employees may become eligible for company-paid life insurance benefits if they qualify for retirement while working for Bankshares.

The following table provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets for each of the two years in the period ended December 31, 2003:

	Pension Benefits
	2003			2002			Other Benefits
(Dollars in thousands)	Qualified	Nonqualified	Total	Qualified	Nonqualified	Total	2003	2002

Change in Benefit Obligation
Benefit obligation at beginning of year	$155,160	$5,986	$161,146	$144,043	$4,217	$148,260	$13,044	$11,482
Service cost	4,563	404	4,967	4,058	390	4,448	205	182
Interest cost	9,993	314	10,307	9,731	332	10,063	854	939
Amendments	—	—	—	—	—	—	—	—
Actuarial (gain) loss	8,244	39	8,283	5,213	1,074	6,287	2,010	1,805
Acquisition	—	—	—	—	—	—	—	—
Benefits paid	(9,856)	(183)	(10,039)	(7,885)	(27)	(7,912)	(1,063)	(1,364)

Benefit obligation at end of year	168,104	6,560	174,664	155,160	5,986	161,146	15,050	13,044

Change in Plan Assets
Fair value of plan assets at beginning of year	153,935	—	153,935	155,285	—	155,285	—	—
Actual return on plan assets	33,431	—	33,431	(13,589)	—	(13,589)	—	—
Acquisition	—	—	—	—	—	—	—	—
Employer contribution	19,750	183	19,933	20,124	27	20,151	1,063	1,364
Plan participants’ contributions	—	—	—	—	—	—	1,476	1,126
Benefits paid	(9,856)	(183)	(10,039)	(7,885)	(27)	(7,912)	(2,539)	(2,490)

Fair value of plan assets at end of year	197,260	—	197,260	153,935	—	153,935	—	—

Funded status	29,156	(6,560)	22,596	(1,225)	(5,986)	(7,211)	(15,050)	(13,044)
Unrecognized net actuarial (gain) loss	27,083	2,016	29,099	42,296	2,009	44,305	4,963	3,106
Unrecognized prior service cost	5,655	189	5,844	6,434	212	6,646	—	—
Unrecognized transition (assets)/obligation	—	94	94	—	193	193	—	—

Prepaid (accrued) benefit cost	$61,894	$(4,261)	$57,633	$47,505	$(3,572)	$43,933	$(10,087)	$(9,938)

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits
	2003			2002			Other Benefits
(Dollars in thousands)	Qualified	Nonqualified	Total	Qualified	Nonqualified	Total	2003	2002

Prepaid benefit cost	$61,894	$—	$61,894	$47,505	$—	$47,505	$—	$—
Accrued benefit cost	—	(4,261)	(4,261)	—	(3,572)	(3,572)	(10,087)	(9,938)
Intangible assets	—	—	—	—	—	—	—	—
Accumulated other comprehensive income	—	—	—	—	—	—	—	—

Net amount recognized	$61,894	$(4,261)	$57,633	$47,505	$(3,572)	$43,933	$(10,087)	$(9,938)

The following is a comparison of the projected and accumulated benefit obligation to the fair value of assets for the pension plans:

	Pension Benefits at December 31,
	2003			2002
	Qualified	Nonqualified	Total	Qualified	Nonqualified	Total

Projected benefit obligation	$168,104	$6,560	$174,664	$155,160	$5,986	$161,146
Accumulated benefit obligation	160,926	5,968	166,894	147,402	5,459	152,861
Fair value of assets	197,260	—	197,260	153,935	—	153,935

The components of net periodic benefit cost for the pension plans for 2003, 2002 and 2001 follow:

	Pension Benefits
	2003			2002			2001
(Dollars in thousands)	Qualified	Nonqualified	Total	Qualified	Nonqualified	Total	Qualified	Nonqualified	Total

Service cost	$4,563	$404	$4,967	$4,058	$390	$4,448	$3,650	$223	$3,873
Interest cost	9,993	314	10,307	9,731	332	10,063	9,236	243	9,479
Expected return on plan assets	(12,395)	—	(12,395)	(12,158)	—	(12,158)	(11,582)	—	(11,582)
Amortization of prior service cost	779	23	802	996	23	1,019	819	15	834
Recognized net actuarial (gain) loss	2,421	32	2,453	—	94	94	—	36	36
Amortization of transition asset	—	99	99	—	99	99	(692)	99	(593)

Net periodic benefit cost	$5,361	$872	$6,233	$2,627	$938	$3,565	$1,431	$616	$2,047

The components of net periodic benefit cost for the other postretirement benefit plans for 2003, 2002 and 2001 follow:

	Other Benefits
(Dollars in thousands)	2003	2002	2001

Service cost	$205	$182	$171
Interest cost	854	939	872
Expected return on plan assets	—	—	—
Amortization of prior service cost	—	—	—
Recognized net actuarial (gain) loss	153	324	16
Amortization of transition asset	—	—	—

Net periodic benefit cost	$1,212	$1,445	$1,059

There was no increase in the minimum liability included in other comprehensive income relating to pension benefits and other postretirement benefits for 2003 and 2002.

The weighted average assumptions used to determine the benefit obligation are shown in the following table:

	Pension Benefits		Other Benefits
As of December 31,	2003	2002	2003	2002

Discount rate	6.25%	6.50%	6.25%	6.50%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

The weighted average assumptions used to determine the net periodic benefit cost are shown in the following table:

	Pension Benefits		Other Benefits
As of December 31,	2003	2002	2003	2002

Discount rate	6.50%	7.00%	6.50%	7.00%
Expected long-term return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	4.00%	4.50%	4.00%	4.50%

In determining pension expense for the qualified pension plan, a long-term return on assets of 8% was assumed. This return consists of an average return of 10% on equity securities and 5% on debt securities.

Assumed health care cost trend rates are shown in the following table:

As of December 31,	2003	2002

Health care cost trend rate assumed for next year	10.0%	4.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	4.5%
Year that the rate reaches the ultimate trend rate	2009	2003

For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2004 and assumed to decrease by 1% per annum until the annual rate reaches 5% and to remain level thereafter. This rate represents Bankshares’ portion of the annual rate of increase. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease

Effect on total of service and interest cost components	$65	$(58)
Effect on postretirement benefit obligation	921	(825)

Pension Plan Assets

Bankshares’ qualified pension plan weighted average asset allocations by category are as follows:

	Plan Assets
	at December 31
Asset category	2003	2002

Equity securities	68%	49%
Debt securities	30	50
Cash	2	1

Total	100%	100%

The return objectives for the qualified pension plan are: (1) provide a growing and predictable income stream from year to year; (2) achieve an annual return at least equal to the 8% actuarial assumption rate; (3) preserve the capital value of the pension plan; and (4) achieve growth of capital with comparable pension funds.

Asset allocation targets are between 30% to 50% in debt securities and 50% to 70% in equity securities. At December 31, 2003, assets of the qualified pension plan consisted of 68% equity securities, 30% debt securities, and 2% cash.

One final objective of the qualified pension plan is to maintain the fair value of plan assets greater than the plan benefit obligations. At December 31, 2003, the fair value of plan assets was 117% of benefit obligations.

The qualified pension plan has no investments in Bankshares common stock as of December 31, 2003 and 2002.

Cash Flows

Generally, Bankshares has made cash contributions to the pension plan in amounts equal to the maximum permitted by Employee Retirement Income Securities Act guidelines. Under those guidelines, Bankshares could contribute up to approximately $20 million to the pension plan during 2004. The following benefit payments, which reflect expected future service, as appropriate, are to be paid:

	Pension Benefits
				Other
	Qualified	Nonqualified	Total	benefits

2004	$8,634	$205	$8,839	$1,169
2005	8,937	215	9,152	1,131
2006	9,422	225	9,647	1,109
2007	9,954	235	10,189	1,096
2008	10,663	245	10,908	1,106
Years 2009-2014	64,074	1,350	65,424	4,830

14. STOCK PLANS

Omnibus Stock Plan (1989)

The Omnibus Stock Plan adopted in 1989 permitted the grant of stock options and other stock incentives to key employees of Bankshares and its affiliates. The 1989 Plan provided for the issuance of up to 2,902,500 shares of Bankshares authorized but unissued common stock. Options outstanding were granted at market value and include both stock options which become exercisable cumulatively at the rate of 25% a year and those which are exercisable immediately on grant. If certain levels of earnings per share of Bankshares and net income of affiliates are not achieved, all or a portion of those options which become exercisable at the rate of 25% a year are forfeited and become available for future grants. All options will terminate 10 years from date of grant if not exercised. No further grants will be made under the 1989 Plan.

1999 Omnibus Stock Plan

The 1999 Omnibus Stock Plan permits the grant of stock options and other stock incentives, including restricted stock awards, to key employees of Bankshares and its affiliates. The 1999 Plan provides for the issuance of up to 3,000,000 shares of Bankshares authorized but unissued common stock. Options outstanding were granted at market value and include both performance-based and nonperformance-based options. Options become exercisable ratably over three or four years. If certain levels of earnings per share of Bankshares and net income of affiliates are not achieved, all or a portion of the performance-based options are forfeited and become available for future grants. All options will terminate 10 years from date of grant if not exercised. Restricted stock awards outstanding were granted at market value and vest ratably over three years or in total at the end of a specified three-year period.

The table below summarizes activity under the Omnibus Stock Plan and the 1999 Omnibus Stock Plan during the three years ended December 31, 2003:

			As of December 31,

	Options issued	Weighted average	Options	Weighted average
	and outstanding	exercise price	exercisable	exercise price

Balance, December 31, 2000	1,836,584	$20.904
Granted	131,500	39.546
Terminated / forfeited	(220,934)	27.350
Exercised	(143,935)	17.311

Balance, December 31, 2001	1,603,215	21.868	905,000	$17.575
Granted	160,250	44.996
Terminated / forfeited	(221,407)	25.360
Exercised	(238,969)	17.587

Balance, December 31, 2002	1,303,089	24.903	729,522	18.767
Granted	421,350	35.653
Options (at fair value) related to option plan of acquired bank	322,528	20.929
Terminated / forfeited	(202,811)	28.269
Exercised	(332,725)	19.387

Balance, December 31, 2003	1,511,431	27.814	899,039	21.983

The following table provides selected information on stock options outstanding and exercisable at December 31, 2003:

	Options Outstanding			Options Exercisable
		Weighted average
		remaining	Weighted		Weighted
	Number	contractual	average	Number	average
Exercise Prices	outstanding	life (years)	exercise price	exercisable	exercise price

$10.500 - $18.630	375,080	1.82	$14.920	375,080	$14.920
$19.550 - $25.740	520,788	6.37	24.540	451,325	24.416
$34.610 - $39.250	416,125	8.97	35.476	15,400	37.789
$42.650 - $45.170	199,438	8.44	44.628	57,234	44.839

The weighted average fair value of options granted during 2003, 2002 and 2001 was $6.82, $11.10 and $8.35, respectively. Compensation expense associated with the options granted and expected to vest for 2003, 2002 and 2001 were $2.0 million, $1.2 million and $482 thousand, respectively.

The weighted average fair value of options granted is estimated as of the grant date using the Black-Scholes option pricing model. The following weighted average assumptions were used as inputs to the Black-Scholes model for grants in 2003, 2002 and 2001, respectively:

•	Dividend yield of 3.37%, 2.49% and 2.71%

•	Volatility of 26.20%, 26.41% and 26.72%

•	Risk-free interest rate of 3.28%, 4.55% and 4.88%

•	Expected term of 5.4, 5.4 and 3.8 years

The number of restricted stock awards granted in 2003 and 2002 was 101,932 and 76,250, respectively. There were no restricted stock awards granted during 2001. Total compensation expense associated with the restricted stock awards for 2003, 2002 and 2001 was $3.0 million, $872 thousand and $0, respectively. Compensation expense is recognized on a straight-line basis over a three-year vesting period. Due to the separation of personnel from IWM, restricted stock expense of $0.8 million was accelerated into the year 2003 that otherwise would have been recognized over future periods.

Compensation costs for stock options and restricted stock awards are included in salary expense. Another form of stock-based compensation is phantom stock, which is used for Bankshares’ directors’ deferred compensation plan. The compensation cost for the phantom stock, which fluctuates with changes in

Bankshares’ stock price, is included in other expenses. Stock-based compensation amounts for 2003, 2002 and 2001 are summarized in the following table:

	December 31,
(Dollars in thousands)	2003	2002	2001

Stock options expense	$2,045	$1,189	$482
Restricted stock awards expense	2,986	872	—

Subtotal included in salaries expense	5,031	2,061	482
Phantom stock expense	1,581	(371)	(601)

Total stock-based compensation expense	$6,612	$1,690	$(119)

15. SEGMENT REPORTING

Operating segments are defined as components of an enterprise about which separate financial information is available that management relies on for decision making and performance assessment. Bankshares has three reportable segments: its 19 Community Banks, MSD&T Banking and IWM. The Community Banks operate in smaller geographic areas than MSD&T, which operates in a large metropolitan area. The accounting policies of the segments are the same as those described in Footnote No. 1 of the financial statements. However, the segment data reflect intersegment transactions and balances.

The following tables present selected segment information for the years ended December 31, 2003, 2002 and 2001. The components in the “Other” column consist of amounts for the nonbank affiliates and intercompany eliminations. Certain expense amounts such as operations overhead have been reclassified from internal financial reporting in order to provide for full cost absorption. These reclassifications are shown in the “Adjustments” line. Goodwill amortization charges for the Community Banks were $0 for 2003 and 2002, respectively, and $7.9 million for 2001. Goodwill amortization charges for MSD&T Banking were $0 for 2003 and 2002, respectively, and $1.2 million for 2001. F&M is included in the column “Community Banks” whereas Boyd Watterson Asset Management LLC and Peremel & Company, Inc. are included in the column “IWM.”

	Banking

2003 (Dollars in thousands)	IWM	MSD&T	Community	Other	Total

Net interest income	$—	$141,842	$336,286	$1,202	$479,330
Provision for loan losses	—	(13,249)	1,144	—	(12,105)
Noninterest income	78,608	42,073	70,536	(14,626)	176,591
Noninterest expenses	(66,633)	(94,799)	(185,898)	9,883	(337,447)
Adjustments	(3,483)	19,421	(9,480)	(6,458)	-

Income (loss) before income taxes	8,492	95,288	212,588	(9,999)	306,369
Income tax (expense) benefit	(3,397)	(34,274)	(73,469)	1,585	(109,555)

Net income (loss)	$5,095	$61,014	$139,119	$(8,414)	$196,814

Average assets	—	$4,391,805	$7,667,609	$(87,833)	$11,971,581
Average equity	—	450,897	858,580	187,668	1,497,145

		Banking

2002 (Dollars in thousands)	IWM	MSD&T	Community	Other	Total

Net interest income	$—	$146,249	$297,882	$(2,327)	$441,804
Provision for loan losses	—	(11,735)	(4,643)	—	(16,378)
Noninterest income	67,965	40,174	49,950	(14,339)	143,750
Noninterest expenses	(45,617)	(89,927)	(151,346)	14,282	(272,608)
Adjustments	(2,219)	15,491	(8,419)	(4,853)	—

Income (loss) before income taxes	20,129	100,252	183,424	(7,237)	296,568
Income tax (expense) benefit	(8,052)	(36,160)	(63,782)	1,664	(106,330)

Net income (loss)	$12,077	$64,092	$119,642	$(5,573)	$190,238

Average assets	—	$4,138,932	$6,252,720	$(268,195)	$10,123,457
Average equity	—	435,308	786,474	36,185	1,257,967

		Banking

2001 (Dollars in thousands)	IWM	MSD&T	Community	Other	Total

Net interest income	$—	$140,764	$278,421	$(944)	$418,241
Provision for loan losses	—	(7,238)	(6,196)	—	(13,434)
Noninterest income	69,046	40,314	46,343	(10,213)	145,490
Noninterest expenses	(40,469)	(86,150)	(145,436)	8,096	(263,959)
Adjustments	(1,363)	11,634	(17,968)	7,697	—

Income (loss) before income taxes	27,214	99,324	155,164	4,636	286,338
Income tax (expense) benefit	(10,886)	(36,061)	(56,678)	(1,418)	(105,043)

Net income (loss)	$16,328	$63,263	$98,486	$3,218	$181,295

Average assets	—	$3,746,151	$5,657,733	$(176,682)	$9,227,202
Average equity	—	410,425	674,869	111,764	1,197,058

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations:

		Three months ended

2003 (Dollars in thousands, except per share data)	Dec. 31	Sept. 30	June 30	March 31

Net interest income	$133,249	$122,232	$112,723	$111,126
Provision for loan losses	3,033	3,005	3,051	3,016
Net income	50,645	47,173	50,010	48,986
Per share of common stock:
Basic	.64	.64	.73	.71
Diluted	.63	.63	.72	.71

		Three months ended

2002 (Dollars in thousands, except per share data)	Dec. 31	Sept. 30	June 30	March 31

Net interest income	$112,277	$111,914	$110,425	$107,188
Provision for loan losses	4,935	3,244	5,116	3,083
Net income	48,503	48,615	46,945	46,175
Per share of common stock:
Basic	.70	.70	.67	.66
Diluted	.70	.69	.67	.66

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of Bankshares’ financial instruments at December 31, 2003 and 2002 were as follows:

	2003		2002
	Book	Fair	Book	Fair
(Dollars in thousands)	Value	Value	Value	Value

Assets
Cash and short-term investments	$362,701	$362,701	$545,781	$545,781
Investment securities	3,172,931	3,174,833	2,564,583	2,567,434
Loans held-for-sale	14,925	14,925	—	—
Loans	9,272,160	9,272,709	7,312,027	7,377,495
Less: allowance for loan losses	(155,337)		(138,601)

Loans, net	9,116,823		7,173,426
Interest rate swaps	6,594	6,594	11,424	11,424

Total financial assets	$12,673,974	$12,831,762	$10,295,214	$10,502,134

Liabilities
Deposits	$10,262,553	$10,269,135	$8,260,940	$8,284,730
Short-term borrowings	809,021	809,021	823,385	823,385
Long-term debt	647,722	641,110	287,214	301,451
Interest rate swaps	7,960	7,960	—	—

Total financial liabilities	$11,727,256	$11,727,226	$9,371,539	$9,409,566

The following methods and assumptions were used to estimate the fair value disclosures for financial instruments as of December 31, 2003 and 2002:

Cash and Short-Term Investments

The amounts reported in the balance sheet approximate the fair values of these assets. Short-term investments include interest-bearing deposits in other banks and federal funds sold.

Investment Securities

Fair values of investment securities are based on quoted market prices.

Loans Held-for-Sale

Loans held-for-sale are at book value which approximates fair value.

Loans

The fair value of loans is estimated using discounted cash flow analyses based on contractual repayment schedules and discount rates which are believed to reflect current credit quality and other related factors. These factors provide for the effect of interest over time, as well as losses expected over the life of the loan portfolio and recovery of other operating expenses.

Deposits

The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates and remaining maturities for currently offered certificates of deposit.

Short-Term Borrowings

The amounts reported in the balance sheet approximate the fair values because of the short duration of those instruments.

Long-Term Debt

The fair value of the long-term debt associated with the interest rate swaps is based on quoted market prices. For all other long-term debt, fair value is estimated by discounting the future cash flows using estimates of rates currently available to Bankshares and its affiliates for debt with similar terms and remaining maturities.

Interest Rate Swaps

The fair value of existing agreements is based on quoted market prices.

Limitations

The valuation techniques employed above involve uncertainties and are affected by assumptions used and by judgments regarding prepayments, credit risk, future loss experience, discount rates, cash flows and other factors. Therefore, derived fair values cannot be substantiated by comparison to independent markets or to other financial institutions. The reported fair values do not necessarily represent what Bankshares would realize in immediate sales or other dispositions. Changes in assumptions could significantly affect the reported fair values.

18. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The fair value of derivative instruments recorded in other assets was $6.6 million (notional $203.1 million) and $11.4 million (notional $203.2 million) at December 31, 2003 and 2002, respectively. The fair value of derivative instruments recorded in other liabilities was $8.0 million (notional $150.0 million) and $0 at December 31, 2003 and 2002, respectively. For 2003, Bankshares recognized a net gain of $70 thousand which represented the ineffective portion of the fair-value hedge of fixed-rate loans made to borrowers. For 2002, Bankshares recognized a net loss of $40 thousand. The impact of the hedge decreased interest income $167 thousand and $151 thousand in 2003 and 2002, respectively. The fair-value hedges of nonprepayable fixed-rate debt were effective, and the impact of the hedges decreased interest expense $8.5 million and $5.9 million in 2003 and 2002, respectively.

     The following summarizes the gross position of derivatives at December 31, 2003 and 2002:

			Weighted Average

	Number	Notional	Years to			Fair
December 31, 2003 (Dollars in thousands)	of contracts	amount	Maturity	Fixed rate	Variable Rate	value

Gross Position Summary:
Pay fixed/receive variable interest rate swaps (1)	1	$3,108	.33	9.38%	4.00%	$(64)
Receive fixed/pay variable interest rate swaps (2)	3	350,000	8.44	5.21%	1.98%	(1,366)

Gross off balance sheet position	4	$353,108	8.37			$(1,430)

			Weighted Average

	Number	Notional	Years to			Fair
December 31, 2002 (Dollars in thousands)	of contracts	amount	Maturity	Fixed rate	Variable Rate	value

Gross Position Summary:
Pay fixed/receive variable interest rate swaps (1)	1	$3,174	1.33	9.38%	4.25%	$(249)
Receive fixed/pay variable interest rate swaps (2)	1	200,000	8.88	5.70%	2.28%	11,673

Gross off balance sheet position	2	$203,174	8.76			$11,424

(1)	Hedges fixed-rate commercial loan.
(2)	Hedges fixed-rate long-term debt.

19. INTANGIBLE ASSETS

The following table discloses the gross carrying amount and accumulated amortization of intangible assets subject to amortization at December 31, 2003 and December 31, 2002:

	December 31, 2003			December 31, 2002
	Gross carrying	Accumulated	Net	Gross carrying	Accumulated	Net
(Dollars in thousands)	amount	amortization	amount	Amount	amortization	amount

Deposit intangibles	$49,881	$(9,546)	$40,335	$13,846	$(6,581)	$7,265
Mortgage servicing rights	2,351	(1,790)	561	1,543	(1,282)	261
Customer lists and other	17,010	(1,683)	15,327	50	(46)	4

Total	$69,242	$(13,019)	$56,223	$15,439	$(7,909)	$7,530

The projections of amortization expense shown for mortgage servicing rights are based on asset balances and the interest rate environment as of December 31, 2003. Future amortization expense may be significantly different depending on changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

Identifiable intangible assets are amortized based on useful lives of up to 15 years. Bankshares recorded an estimated $36.0 million of core deposit intangibles in connection with the F&M acquisition. Management reviews identifiable intangible assets for impairment yearly (except mortgage servicing rights, which are reviewed monthly), or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. For those intangible assets subject to amortization, impairment is indicated if the sum of undiscounted estimated future net cash flow is less than the carrying amount of the asset.

Impairment is recognized by accelerating the write off of the asset to the extent that the carrying value exceeds the estimated fair value.

The following table shows the current period and estimated future amortization expense for amortized intangible assets:

			Mortgage
		Deposit	servicing	Customer lists
(Dollars in thousands)		intangibles	intangibles	and other	Total

Year ended December 31, 2003		$3,012	$286	$1,645	$4,943

Estimate for year ended December 31,	2004	5,467	410	2,326	8,203
	2005	5,467	151	2,326	7,944
	2006	5,467	—	2,083	7,550
	2007	5,321	—	1,890	7,211
	2008	4,605	—	1,708	6,313

The following table discloses the gross carrying amount and accumulated amortization of goodwill at December 31, 2003 and December 31, 2002 by segment:

	December 31, 2003			December 31, 2002
	Gross carrying	Accumulated	Net	Gross carrying	Accumulated	Net
(Dollars in thousands)	amount	amortization	amount	amount	amortization	amount

IWM	$18,061	$—	$18,061	$—	$—	$—
Banking:
MSD&T	19,445	(5,595)	13,850	19,445	(5,595)	13,850
Community	524,448	(34,186)	490,262	123,041	(34,186)	88,855

Total	$561,954	$(39,781)	$522,173	$142,486	$(39,781)	$102,705

20. ACCOUNTING CHANGES

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Additionally, it further clarifies the criteria for the initial recognition and measurement of intangible assets separate from goodwill. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives. Instead, these assets will be subject to at least an annual impairment review, and more frequently if certain impairment indicators are in evidence. SFAS No. 142 also requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill.

Bankshares adopted SFAS No. 142 on January 1, 2002. In preparing for its adoption of SFAS No. 142, Bankshares determined its reporting units and the amounts of goodwill and intangible assets to be allocated to those reporting units. Bankshares determined that any reclassifications between goodwill and intangible assets or any changes in the useful lives of intangible assets were unnecessary. Application of the nonamortization provisions of the statement resulted in additional net income of $8.4 million for the year ended December 31, 2002.

SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify potential impairment and the second step is to measure the amount of the impairment loss, if any. No impairment charges for goodwill impacted either the 2003 or 2002 financial statements.

The following table presents a reconciliation of reported net income and earnings per share to amounts adjusted to exclude goodwill amortization, net of tax, for 2003, 2002 and 2001.

(Dollars in thousands, except per share data)	2003	2002	2001

Net Income
Reported	$196,814	$190,238	$181,295
Add: goodwill amortization	—	—	8,924

Adjusted	$196,814	$190,238	$190,219

Basic Earnings Per Share
Reported	$2.70	$2.74	$2.57
Add: goodwill amortization	—	—	.13

Adjusted	$2.70	$2.74	$2.70

Diluted Earnings Per Share
Reported	$2.68	$2.72	$2.55
Add: goodwill amortization	—	—	.12

Adjusted	$2.68	$2.72	$2.67

21. MERCANTILE BANKSHARES CORPORATION (PARENT CORPORATION ONLY)
FINANCIAL INFORMATION

     BALANCE SHEET

December 31,
(Dollars in thousands, except per share data)	2003	2002
| |
Assets
Cash	$13,597	$3,950
Interest-bearing deposits with bank affiliates	56,000	37,000
Securities purchased under resale agreements with bank affiliates	60,880	128,769

Cash and cash equivalents	130,477	169,719

Investment in bank affiliates	1,369,101	1,315,369
Investment in bank-related affiliates	22,341	20,198
Loans and advances to affiliates	359,520	58,320
Investment securities available-for-sale	19,610	6,017
Goodwill, net	400,307	—
Other assets	101,925	89,183

Total	$2,403,281	$1,658,806

Liabilities and Shareholders’ Equity
Liabilities:
Commercial paper	$190,880	$258,768
Accounts payable and other liabilities	29,636	17,280
Long-term debt	341,324	58,400

Total Liabilities	561,840	334,448

Shareholders’ Equity:
Preferred stock, no par value; authorized 2,000,000 shares; issued and outstanding — None
Common stock, $2 par value; authorized 130,000,000 shares; issued 79,772,705 shares in 2003 and 68,836,092 shares in 2002	159,545	137,672
Capital surplus	548,664	120,577
Retained earnings	1,110,748	1,010,248
Accumulated other comprehensive income (loss)	22,484	55,861

Total shareholders’ equity	1,841,441	1,324,358

Total	$2,403,281	$1,658,806

STATEMENT OF INCOME
	(Dollars in thousands)

For the Years Ended December 31,	2003	2002	2001

Income
Dividends from bank affiliates	$309,980	$134,838	$125,981
Dividends from bank-related affiliates	863	905	952
Interest on interest-bearing deposits with bank affiliates	1,460	819	2,855
Interest on securities purchased under resale agreements with bank affiliates	526	1,224	2,787
Interest on loans to affiliates	5,920	2,383	5,598
Other income	6,215	198	3,268

Total income	324,964	140,367	141,441

Expenses
Interest on short-term borrowings	1,099	2,732	7,635
Interest on long-term debt	12,128	4,243	4,819
Amortization expense	—	—	6,793
Other Expenses	6,042	2,269	982

Total expenses	19,269	9,244	20,229

Income before income tax benefit and equity in undistributed net income of affiliates	305,695	131,123	121,212
Income tax (benefit)	(1,959)	(310)	2,272

	307,654	131,433	118,940
Equity in undistributed net income of:
Bank affiliates	(110,984)	58,269	61,589
Bank-related affiliates	144	536	766

Net Income	$196,814	$190,238	$181,295

     STATEMENT OF CASH FLOWS

	(Dollars in thousands)
Increase (decrease) in cash and cash equivalents
For the Years Ended December 31,	2003	2002	2001
Cash Flows from Operating Activities
Net Income	$196,814	$190,238	$181,295
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of affiliates	110,840	(58,805)	(62,355)
Amortization expense	—	—	6,793
Investment securities gains	(380)	—	(3,138)
Net (increase) decrease in other assets	(6,390)	(83,772)	799
Net increase (decrease) in liabilities:
Interest payable	3,377	—	—
Accrued expenses	2,424	(582)	(2,377)
Taxes payable	(1,615)	(15,065)	21,757

Net cash provided by operating activities	305,070	32,014	142,774

Cash Flows from Investing Activities
Net (increase) decrease in loans to affiliates	(299,115)	74,445	(180)
Proceeds from sales of investment securities available-for-sale	2,380	500	3,138
Purchases of investment securities available-for-sale	(14,995)	(1,000)	—
Investment in affiliates	(171,609)	—	(150)

Net cash provided by (used in) investing activities	(483,339)	73,945	2,808

Cash Flows from Financing Activities
Net increase (decrease) in commercial paper	(67,888)	14,017	46,806
Proceeds from issuance of long-term debt	300,000	—	—
Repayment of long-term debt	(8,400)	(8,300)	(8,300)
Proceeds from issuance of shares	11,369	8,784	7,396
Repurchase of common shares	(212)	(53,953)	(65,572)
Dividends paid	(95,842)	(81,909)	(77,597)

Net cash used in financing activities	139,027	(121,361)	(97,267)

Net increase (decrease) in cash and cash equivalents	(39,242)	(15,402)	48,315
Cash and cash equivalents at beginning of year	169,719	185,121	136,806

Cash and cash equivalents at end of year	$130,477	$169,719	$185,121

22. NON-GAAP RECONCILIATION (Unaudited)

	For the Twelve Months Ended		For the Quarter Ended
	December 31,		December 31,

(Dollars in thousands, except per share data)	2003	2002	2003	2002

(1) The net interest margin and efficiency ratios are presented on a fully tax-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax-favored status of income from certain loans and investments. Management believes this measure to be the preferred industry measurement of net interest income and provides a relevant comparison between taxable and nontaxable investments.

Net interest income (GAAP basis)	$479,330	$441,804	$133,249	$112,277
Tax-equivalent adjustment	6,760	6,193	1,881	1,586

Net interest income — tax-equivalent	$486,090	$447,997	$135,130	$113,863

(2) Bankshares presents return on average assets, return on average tangible assets, return on average equity, and return on average tangible equity.

Management excludes the balance of intangible assets and their related amortization expense from its calculation of return on average tangible assets, return on average tangible equity and average tangible equity to average tangible assets. This adjustment allows management to review the core operating results and core capital position of Bankshares. This is consistent with the treatment by bank regulatory agencies which exclude goodwill from their calculation of risk-based capital ratios.

Return on average assets (GAAP basis)	1.64%	1.88%	1.47%	1.84%
Impact of excluding average intangible assets and amortization	.07	.03	.10	.02

Return on average tangible assets	1.71%	1.91%	1.57%	1.86%

Return on average equity (GAAP basis)	13.15%	15.12%	11.09%	15.10%
Impact of excluding average intangible assets and amortization	3.40	1.57	5.40	1.52

Return on average tangible equity	16.55%	16.69%	16.49%	16.62%

Average equity to average assets (GAAP basis)	12.51%	12.43%	13.26%	12.16%
Impact of excluding average intangible assets and amortization	(2.17)	(.98)	(3.75)	(.93)

Average tangible equity to average tangible assets	10.34%	11.45%	9.51%	11.23%

When computing the efficiency ratio and net operating earnings, management excludes the amortization of intangible assets, merger-related expenses and gains and losses from sales of investment securities because of the uncertainty as to timing and amount of gain or loss to be recognized.

(3) The efficiency ratio is measured by dividing noninterest expenses by the sum of net interest income on an FTE basis and noninterest income.

Efficiency ratio (GAAP basis)		50.92%	46.07%	54.47%	46.39%
Impact of excluding:	Securities gains and (losses)	.56	.06	.04	—
	Amortization of deposit intangibles	(.45)	(.28)	(.60)	(.25)
	Amortization of other intangibles	(.29)	(.05)	(.40)	(.03)
	Merger-related expenses	(1.24)	—	(2.59)	—

Operating efficiency ratio		49.50%	45.80%	50.92%	46.11%

(4)	Management presents net operating earnings and diluted net operating earnings per share in order to assess the core operating results of Bankshares.

Net income (GAAP basis)		$196,814	$190,238	$50,645	$48,503
Less: Securities (gains) and losses, net of tax		(4,314)	(511)	(74)	—
Plus:	Amortization of deposit intangibles, net of tax	1,821	1,017	670	221
	Amortization of other intangibles, net of tax	1,167	175	446	27
	Merger-related expenses, net of tax	4,844	—	2,847	—

Net operating earnings		$200,332	$190,919	$54,534	$48,751

Diluted net income per share (GAAP basis)		$2.68	$2.72	$.63	$.70
Less: Securities (gains) and losses, net of tax		(.06)	(.01)	—	—
Plus:	Amortization of deposit intangibles, net of tax	.02	.01	.01	—
	Amortization of other intangibles, net of tax	.02	—	.01	—
	Merger-related expenses, net of tax	.07	—	.04	—

Diluted net operating earnings per share		$2.73	$2.72	$.69	$.70

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There was no matter which is required to be disclosed in this Item 9 pursuant to the instructions contained in the form for this Report.

ITEM 9A.	CONTROLS AND PROCEDURES

     We have carried out an evaluation, under the supervision and with the participation of our management including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2003, which is the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective.

     There have been no changes in our internal controls over financial reporting in the fiscal quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Bankshares has adopted a code of ethics that applies to its chief executive officer, chief financial officer, and controller. The code of ethics has been filed as an exhibit to this Annual Report on Form 10-K. The text of the code is posted on Bankshares’ website at www.mercantile.com. Bankshares will provide to any person, without charge, upon request a copy of the code of ethics. Requests for a copy of the code of ethics can be made in writing to: Mercantile Bankshares Corporation, P.O. Box 1477, Baltimore, MD 21203, Attn: Investor Relations. Any future amendments to, or waivers from, the provisions of the code of ethics that require disclosure under applicable rules of the Securities and Exchange Commission will be disclosed in Item 10 of a current report on Form 8-K

     The information required by this Item 10 with respect to the Executive Officers of Registrant appears in Part I of this Annual Report on Form 10-K.

     The remaining information required by this Item 10 is incorporated by reference to the definitive proxy statement of Registrant to be filed with the Securities and Exchange Commission under Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated by reference to the definitive proxy statement of Registrant to be filed with the Securities and Exchange Commission under Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is incorporated by reference to the definitive proxy statement of Registrant to be filed with the Securities and Exchange Commission under Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is incorporated by reference to the definitive proxy statement of Registrant to be filed with the Securities and Exchange Commission under Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item 14 is incorporated by reference to the definitive proxy statement of Registrant to be filed with the Securities and Exchange Commission under Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed or furnished as part of this report, except as indicated.

(1)	The financial statements filed herewith are listed in the accompanying Index to Financial Statements.

(2)	Financial Statement Schedules are omitted because of the absence of the conditions under which they are required or because the information called for is included in the Consolidated Financial Statements or notes thereto.

(3)	Exhibits filed or furnished herewith or incorporated by reference herein are set forth in the following table prepared in accordance with Item 601 of Regulation S-K.

Exhibit Table

(2)	Agreement and Plan of Merger, dated as of March 13, 2003, between Registrant and F&M Bancorp (Incorporated by reference to Registrant’s Registration Statement on Form S-4, No. 333-104793, Exhibit 2)

(3)	Charter and by-laws

A.	(1)	Articles of Incorporation effective May 27, 1969 (Incorporated by reference to Registrant’s Registration Statement on Form S-1, No. 2-39545, Exhibit 3-A(1)).

	(2)	Articles of Amendment effective June 6, 1969 (Incorporated by reference to Registrant’s Registration Statement on Form S-1, No. 2-39545, Exhibit 3-A)(2)).

	(3)	Articles Supplementary effective August 28, 1970 (Incorporated by reference to Registrant’s Registration Statement on Form S-1, No. 2-39545, Exhibit 3-A)(3)).

	(4)	Articles of Amendment effective December 14, 1970 (Incorporated by reference to Registrant’s Registration Statement on Form S-1, No. 2-39545, Exhibit 3-A(4)).

	(5)	Articles Supplementary effective May 10, 1971 (Incorporated by reference to Registrant’s Registration Statement on Form S-1, No. 2-39545, Exhibit 3-A(5)).

	(6)	Articles Supplementary effective July 30, 1971 (Incorporated by reference to Registrant’s Registration Statement on Form S-1, No. 2-41379, Exhibit 3-A(6)).

	(7)	Articles of Amendment effective May 8, 1986 (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993, Exhibit 3-A(7), Commission File No. 0-5127).

	(8)	Articles of Amendment effective April 27, 1988 (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993, Exhibit 3-A(8), Commission File No. 0-5127).

	(9)	Articles Supplementary effective September 13, 1989 (Incorporated by reference to Registrant’s Form 8-K filed September 27, 1989, Exhibit B attached to Exhibit 4-A, Commission File No. 0-5127).

(10)	Articles Supplementary effective January 3, 1990 (Incorporated by reference to Registrant’s Form 8-K filed January 9, 1990, Exhibit B attached to Exhibit 4-A, Commission File No. 0-5127).

(11)	Articles of Amendment effective April 26, 1990 (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990, Exhibit 3-A(11), Commission File No. 0-5127).

(12)	Articles of Amendment effective April 30, 1997 (Incorporated by reference to Registrant’s Registration Statement on Form S-4, No. 333-43651, Exhibit 3(i)(L)).

(13)	Articles Supplementary effective June 9, 1999 (Incorporated by reference to Registrant’s Registration Statement on Form S-8, No. 333-90307, Exhibit 4.1.M).

(14)	Articles Supplementary effective September 30, 1999 (Incorporated by reference to Registrant’s Registration Statement on Form S-8, No. 333-90307, Exhibit 4.1.N).

(15)	Certificate of Correction effective July 3, 2002, concerning Articles of Amendment effective May 8, 1986 (incorporated by reference to Registrant’s Quarterly Report for the quarter ended September 30, 2002, Exhibit 3A(15), Commission File No. 0-5127).

(16)	Certificate of Correction effective July 3, 2002, concerning Articles of Amendment effective April 26, 1990 (incorporated by reference to Registrant’s Quarterly Report for the quarter ended September 30, 2002, Exhibit 3A(16), Commission File No. 0-5127).

B.	By-Laws of the Registrant, as amended to date. (Filed herewith).

(4)	Instruments defining the rights of security holders, including indentures, Charter and by-laws: See Item 15(a)(3) above.

A.	Rights Agreement dated as of June 8, 1999 between Registrant and the Rights Agent, including Form of Rights Certificate and Articles Supplementary (Incorporated by reference to Form 8-K of Registrant filed June 11, 1999, Exhibit 4, Commission File No. 0-5127, and to Form 8-A of Registrant filed June 11, 1999, Exhibits 1, 2 and 3, Commission File No. 0-5127).

B.	Indenture between Registrant and JP Morgan Chase Bank, as Trustee, dated as of April 15, 2003, relating to Subordinated Notes due 2013 (Incorporated by reference to Registrant’s Registration Statement on Form S-4, No. 333-105238, Exhibit 4.1).

C.	Form of 4.625% Subordinated Note due 2013, Series B (Incorporated by reference to Registrant’s Registration Statement on Form S-4, No. 333-105238, Exhibit 4.2).

(10)	Material contracts

A.	Mercantile Bankshares Corporation and Affiliates Annual Incentive Compensation Plan, as amended through March 10, 1998 (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, Exhibit 10 A, Commission File No. 0-5127).

B.	Dividend Reinvestment and Stock Purchase Plan of Mercantile Bankshares Corporation (Incorporated by reference to the Plan text included in Registrant’s Registration Statement on Form S-3, No. 33-44376).

C.	Deferred Compensation Agreement, including supplemental pension and thrift plan arrangements, dated September 30, 1982, between Mercantile-Safe Deposit and Trust Company and H. Furlong Baldwin, as amended by Agreements dated as of October 24, 1983, March 13, 1984, January 1, 1987, December 8, 1987 and January 1, 1989 (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1989, Exhibit 10 E, Commission File No. 0-5127), as amended by Agreement dated February 1, 1997 (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10 D, Commission File No. 0-5127), as amended by Agreement dated February 22, 2001 (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, Exhibit 10 D, Commission File No. 0-5127).

D.	Mercantile Bankshares Corporation and Participating Affiliates Unfunded Deferred Compensation Plan for Directors, as amended through January 1, 1984 (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1989, Exhibit 10 G, Commission File No. 0-5127), as amended and restated by amendment effective December 31, 1995 (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10 F, Commission File No. 0-5127).

E.	Mercantile Bankshares Corporation Employee Stock Purchase Dividend Reinvestment Plan dated February 13, 1995 (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994, Exhibit 10 I, Commission File No. 0-5127).

F.	Mercantile Bankshares Corporation (1989) Omnibus Stock Plan (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1997, Exhibit 10 K, Commission File No. 0-5127).

G.	Mercantile Bankshares Corporation 1999 Omnibus Stock Plan (Incorporated by reference to Registrant’s Registration Statement on Form S-8, No. 333-90307, Exhibit 4.4).

H.	Mercantile Bankshares Corporation and Participating Affiliates Supplemental Cash Balance Executive Retirement Plan, dated April 27, 1994, effective January 1, 1994 (Incorporated by reference to Registrant’s Annual Report on Form 10-K for year ended December 31, 1994, Exhibit 10 R, Commission File No. 0-5127).

I.	Mercantile Bankshares Corporation and Participating Affiliates Supplemental 401(k) Executive Retirement Plan, dated December 13, 1994, effective January 1, 1995 (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994, Exhibit 10 S, Commission File No. 0-5127).

J.	Mercantile Bankshares Corporation Option Agreement with H. Furlong Baldwin (dated August 22, 1995), with respect to 120,000 shares after a stock dividend paid in 1997, and as to which the Net Operating Income is that of Mercantile-Safe Deposit and Trust Company (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10 Q, Commission File No. 0-5127).

K.	Mercantile Bankshares Corporation Retainer Stock Plan For Non-Employee Directors dated March 12, 1996 (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10 R, Commission File No. 0-5127).

L.	Mercantile Bankshares Corporation Option Agreement with J. Marshall Reid, dated August 21, 1995 (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, Exhibit 10 R, Commission File No. 0-5127).

M.	Mercantile Bankshares Corporation Option Agreement with Jack E. Steil, dated August 21, 1995 (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, Exhibit 10 S, Commission File No. 0-5127).

N.	Mercantile Bankshares Corporation Option Agreement with Terry L. Troupe, dated September 10, 1996 (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, Exhibit 10 S, Commission File No. 0-5127).

O.	Agreement dated February 2, 2001, among Mercantile Bankshares Corporation, Mercantile-Safe Deposit and Trust Company and H. Furlong Baldwin (Incorporated by reference to Form 8-K of Registrant filed February 13, 2001, Exhibit 10 T, Commission File No. 0-5127).

P.	Executive Employment Agreement dated February 2, 2001, among Mercantile Bankshares Corporation, Mercantile-Safe Deposit and Trust Company and Edward J. Kelly, III (Incorporated by reference to Form 8-K of Registrant filed February 13, 2001, Exhibit 10 U, Commission File No. 0-5127), as amended by Agreement effective February 21, 2002 (Incorporated by reference to Registrant’s annual report on Form 10-K for the year ended December 31, 2001 Exhibit 10R, Commission File No. 0-5127).

Q.	Executive Severance Agreement dated February 2, 2001, among Mercantile Bankshares Corporation, Mercantile-Safe Deposit and Trust Company and Edward J. Kelly, III (Incorporated by reference to Form 8-K of Registrant filed February 13, 2001, Exhibit 10 V, Commission File No. 0-5127), as amended by Agreement effective February 21, 2002 (Incorporated by Reference to Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2001, Exhibit 10S, Commission File No. 5127).

R.	Supplemental Retirement Agreement dated February 2, 2001, among Mercantile Bankshares Corporation, Mercantile-Safe Deposit and Trust Company and Edward J. Kelly, III (Incorporated by reference to Form 8-K of Registrant filed February 13, 2001, Exhibit 10 W, Commission File No. 0-5127).

S.	Mercantile Bankshares Corporation Option Agreement with Edward J. Kelly, III, dated March 2, 2001 (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, Exhibit 10 X, Commission File No. 0-5127).

T.	Schedule and Form of Mercantile Bankshares Corporation Option Agreements entered into in 2000 with J. Marshall Reid (40,000 shares), Jack E. Steil (40,000 shares) and Terry L. Troupe (20,000 shares) (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, Exhibit 10 Y, Commission File No. 0-5127).

U.	Executive Employment Agreement effective February 1, 2002, among Mercantile Bankshares Corporation, Mercantile-Safe Deposit and Trust Company and Wallace Mathai-Davis (incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, Exhibit 10W, Commission File No. 0-5127).

V.	Executive Severance Agreement effective February 1, 2002, among Mercantile Bankshares Corporation, Mercantile-Safe Deposit and Trust Company and Wallace Mathai-Davis (incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, Exhibit 10X, Commission File No. 0-5127).

Y.	Executive Employment Agreement dated March 19, 2002, among Mercantile Bankshares Corporation, Mercantile-Safe Deposit and Trust Company and John L. Unger (incorporated by reference to Registrant’s Form 8-K filed April 3, 2002 Exhibit 10Y, Commission File No. 0-5127).

Z.	Executive Severance Agreement dated March 19, 2002, among Mercantile Bankshares Corporation, Mercantile-Safe Deposit and Trust Company and John L. Unger (incorporated by reference to Registrant’s Form 8-K April 3, 2002, Exhibit 10Z, Commission File No. 0-5127).

AA.	Mercantile Bankshares Corporation Option Agreement with Edward J. Kelly, III, dated May 7, 2002 (incorporated by reference to Registrant’s Quarterly Report for the quarter ended June 30, 2002, Exhibit 10AA, Commission File No. 0-5127).

BB.	Mercantile Bankshares Corporation Option Agreement with J. Marshall Reid, dated May 7, 2002 (incorporated by reference to Registrant’s Quarterly Report for the quarter ended June 30, 2002, Exhibit 10BB, Commission File No. 0-5127).

CC.	Mercantile Bankshares Corporation Option Agreement with Jack E. Steil, dated May 7, 2002 (incorporated by reference to Registrant’s Quarterly Report for the quarter ended June 30, 2002, Exhibit 10CC, Commission File No. 0-5127).

DD.	Mercantile Bankshares Corporation Option Agreement with John L. Unger, dated May 7, 2002 (incorporated by reference to Registrant’s Quarterly Report for the quarter ended June 30, 2002, Exhibit 10DD, Commission File No. 0-5127).

EE.	Mercantile Bankshares Corporation Option Agreement with Terry L. Troupe, dated May 7, 2002 (incorporated by reference to Registrant’s Quarterly Report for the quarter ended June 30, 2002, Exhibit 10EE, Commission File No. 0-5127).

FF.	Mercantile Bankshares Corporation Restricted Stock Agreement with Edward J. Kelly, III, dated April 29, 2002 (incorporated by reference to Registrant’s Quarterly Report for the quarter ended June 30, 2002, Exhibit 10FF, Commission File No. 0-5127).

GG.	Mercantile Bankshares Corporation Restricted Stock Agreement with Wallace Mathai-Davis, dated April 29, 2002 (incorporated by reference to Registrant’s Quarterly Report for the quarter ended June 30, 2002, Exhibit 10GG, Commission File No. 0-5127).

HH.	Mercantile Bankshares Corporation Restricted Stock Agreement with J. Marshall Reid, dated April 29, 2002 (incorporated by reference to Registrant’s Quarterly Report for the quarter ended June 30, 2002, Exhibit 10HH, Commission File No. 0-5127).

II.	Mercantile Bankshares Corporation Restricted Stock Agreement with Jack E. Steil, dated April 29, 2002 (incorporated by reference to Registrant’s Quarterly

Report for the quarter ended June 30, 2002, Exhibit 10II, Commission File No. 0-5127).

JJ.	Mercantile Bankshares Corporation Severance Agreement with Jack E. Steil, dated December 31, 2002 (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, Exhibit 10JJ, Commission File No. 0-5127).

KK.	Agreement dated February 25, 2003, among Mercantile Bankshares Corporation, Mercantile-Safe Deposit and Trust Company and H. Furlong Baldwin (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, Exhibit 10KK, Commission File No. 0-5127).

LL.	F&M Bancorp Restated 1983 Incentive Stock Option Plan (Incorporated by reference to Registrant’s Registration Statement on Form S-8, No. 333-108123, Exhibit 4.4).

MM.	F&M Bancorp 1995 Stock Option Plan (Incorporated by reference to Registrant’s Registration Statement on Form S-8, No. 333-108123, Exhibit 4.5).

NN.	F&M Bancorp 1999 Employee Stock Option Plan (Incorporated by reference to Registrant’s Registration Statement on Form S-8, No. 333-108123, Exhibit 4.6).

OO.	F&M Bancorp 1999 Stock Option Plan for Non-Employee Directors (Incorporated by reference to Registrant’s Registration Statement on Form S-8, No. 333-108123, Exhibit 4.7)

PP.	Patapsco Valley Bancshares, Inc. Incentive Stock Option Plan (Incorporated by reference to Registrant’s Registration Statement on Form S-8, No. 333-108123, Exhibit 4.8).

QQ.	Patapsco Valley Bancshares, Inc. Directors’ Stock Option Plan (Incorporated by reference to Registrant’s Registration Statement on Form S-8, No. 333-108123, Exhibit 4.9).

RR.	Pataspco Valley Bancshares, Inc. Employee Stock Purchase Plan (Incorporated by reference to Registrant’s Registration Statement on Form S-8, No. 333-108123, Exhibit 4.10).

SS.	Monocracy Bancshares, Inc. 1994 Stock Incentive Plan (Incorporated by reference to Registrant’s Registration Statement on Form S-8, No. 333-108123, Exhibit 4.11).

TT.	Monocracy Bancshares, Inc. 1997 Independent Directors’ Stock Option Plan (Incorporated by reference to Registrant’s Registration Statement on Form S-8, No. 333-108123, Exhibit 4.12).

UU.	Executive Employment Agreement dated as of February 1, 2002 by and between Mercantile-Safe Deposit and Trust Company and John J. Pileggi (filed herewith).

VV.	Executive Severance Agreement dated as of February 1, 2002 by and between Mercantile-Safe Deposit and Trust Company and John J. Pileggi (filed herewith).

WW.	Executive Employment Agreement dated as of January 13, 2003 by and between Mercantile-Safe Deposit and Trust Company and Michael M. Paese (filed herewith).

XX.	Executive Severance Agreement dated as of March 10, 2004 by and between Mercantile Bankshares Corporation and Peter W. Floeckher, Jr. (filed herewith).

YY.	Executive Severance Agreement dated as of March 10, 2004 by and among Mercantile Bankshares Corporation, Mercantile-Safe Deposit and Trust Company and Deborah A. Kakaris (filed herewith).

ZZ.	Executive Severance Agreement dated as of March 10, 2004 by and between Mercantile Bankshares Corporation and Priscilla S. Hoblitzell (filed herewith).

(14)	Code of Ethics (filed herewith).

(21)	Subsidiaries of the Registrant (filed herewith).

(23)	Consent of Independent Accountants (filed herewith).

(24)	Power of Attorney dated March 9, 2004 (filed herewith).

(31)	Certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002

A.	Certification of the Chief Executive Officer of Mercantile Bankshares Corporation (filed herewith).

B.	Certification of the Chief Financial Officer of Mercantile Bankshares Corporation (filed herewith).

(32)	Certifications pursuant to Section 906 of the Sarbanes Oxley Act of 2002

A.	Certificate of the Chief Executive Officer of Mercantile Bankshares Corporation (furnished herewith).

B.	Certificate of the Chief Financial Officer of Mercantile Bankshares Corporation (furnished herewith).

(b)	Reports on Form 8-K.

Report on Form 8-K, filed October 22, 2003, Item 5

Report on Form 8-K, filed October 22, 2003, Item 5

Report on Form 8-K, filed October 27, 2003, Items 7 and 9

Report on Form 8-K, filed December 10, 2003, Items 5 and 9

INDEX TO FINANCIAL STATEMENTS

     The Report of Independent Accountants on the Consolidated Financial Statements of Mercantile Bankshares Corporation and affiliates and related notes is included in Item 8 of this Annual Report on Form 10-K.

     Consolidated Financial Statements and related notes are included in Item 8 of this Annual Report on Form 10-K, as follows:

     Consolidated Balance Sheets, December 31, 2003 and 2002

     Statement of Consolidated Income for the years ended December 31, 2003, 2002, and 2001

     Statement of Consolidated Cash Flows for the years ended December 31, 2003, 2002 and 2001

     Statement of Changes in Consolidated Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001

     Notes to Consolidated Financial Statements

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCANTILE BANKSHARES CORPORATION

By:	/s/ Edward J. Kelly, III	March 9, 2004
Edward J. Kelly, III President and Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Principal Executive Officer

/s/ Edward J. Kelly, III	March 9, 2004
Edward J. Kelly, III President and Chief Executive Officer

Principal Financial Officer

/s/ Terry L. Troupe	March 9, 2004
Terry L. Troupe Chief Financial Officer

Principal Accounting Officer

/s/ William T. Skinner, Jr.	March 9, 2004
William T. Skinner, Jr. Controller

A majority of the Board of Directors:

Cynthia A. Archer, R. Carl Benna, Richard O. Berndt, Howard B. Bowen, William R. Brody, Eddie C. Brown, George L. Bunting, Jr., Anthony W. Deering, Darrell D. Friedman, Freeman A Hrabowski, Robert A. Kinsley, Morton P. Plant, Christian H. Poindexter, Clayton S. Rose, James L. Shea and Donald L. Shepard.

By:	/s/ Edward J. Kelly, III	March 9, 2004
Edward J. Kelly, III For Himself and as Attorney-in-Fact