Form 10-Q
period 2004-03-31
MERCANTILE BANKSHARES CORP
filed 2004-05-07
CIK 64908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.  As of April 30, 2004, registrant had outstanding 78,993,784 shares of Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MERCANTILE BANKSHARES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	March 31, 2004	December 31, 2003	March 31, 2003
ASSETS
Cash and due from banks	$296,077	$321,882	$307,404
Interest-bearing deposits in other banks	158	14,583	358
Federal funds sold	353,893	26,236	245,513
Total cash and cash equivalents	650,128	362,701	553,275
Investment securities available-for-sale (Note 4)	3,090,089	3,123,514	2,641,976
Investment securities held-to-maturity (Note 4)	52,524	49,417	53,918
Total investment securities	3,142,613	3,172,931	2,695,894
Loans held-for-sale	38,741	14,925	—
Loans:
Commercial	5,403,538	5,315,853	4,403,330
Construction	1,105,346	1,064,021	850,420
Residential real estate	1,387,647	1,335,375	1,087,207
Consumer	1,473,491	1,482,860	1,011,637
Lease financing	64,398	74,051	93,959
Total loans	9,434,420	9,272,160	7,446,553
Less: allowance for loan losses	(156,635)	(155,337)	(140,427)
Loans, net	9,277,785	9,116,823	7,306,126
Bank premises and equipment, less accumulated depreciation of $154,468 (2004), $152,771 (December 2003) and $122,073 (March 2003)	141,482	140,922	103,847
Other real estate owned, net	134	191	194
Goodwill, net	522,226	522,173	115,407
Other intangible assets, net (Note 7)	54,223	56,223	17,740
Other assets	315,050	308,583	226,138
Total assets	$14,142,382	$13,695,472	$11,018,621

LIABILITIES
Deposits:
Noninterest-bearing deposits	$2,769,189	$2,750,721	$2,121,444
Interest-bearing deposits	7,774,398	7,511,832	6,374,039
Total deposits	10,543,587	10,262,553	8,495,483
Short-term borrowings	904,327	809,021	768,476
Accrued expenses and other liabilities	149,052	134,735	111,792
Long-term debt	657,411	647,722	290,576
Total liabilities	12,254,377	11,854,031	9,666,327

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized 2,000,000 shares; issued and outstanding - None
Common stock, $2 par value; authorized 130,000,000 shares; issued shares - 79,974,797 (2004), 79,772,705 (December 2003) and 68,919,397 (March 2003); restricted shares - 112,485 (2004), 101,932 (December 2003) and 91,127 (March 2003)	159,950	159,545	137,839
Capital surplus	553,955	548,664	124,029
Retained earnings	1,139,360	1,110,748	1,038,143
Accumulated other comprehensive income	34,740	22,484	52,283
Total shareholders’ equity	1,888,005	1,841,441	1,352,294
Total liabilities and shareholders’ equity	$14,142,382	$13,695,472	$11,018,621

See notes to consolidated financial statements

MERCANTILE BANKSHARES CORPORATION

STATEMENTS OF CONSOLIDATED INCOME

	For the 3 Months Ended March 31,
(Dollars in thousands, except per share data)	2004	2003
INTEREST INCOME
Interest and fees on loans	$129,060	$110,992
Interest and dividends on investment securities:
Taxable interest income	27,401	27,184
Tax-exempt interest income	877	467
Dividends	261	229
Other investment income	3,341	564
Total interest and dividends on investment securities	31,880	28,444
Other interest income	175	726
Total interest income	161,115	140,162
INTEREST EXPENSE
Interest on deposits	20,767	25,129
Interest on short-term borrowings	1,419	1,545
Interest on long-term debt	5,255	2,362
Total interest expense	27,441	29,036
NET INTEREST INCOME	133,674	111,126
Provision for loan losses	2,426	3,016
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	131,248	108,110
NONINTEREST INCOME
Investment and wealth management	21,983	17,365
Service charges on deposit accounts	10,119	8,060
Mortgage banking related fees	2,940	2,388
Investment securities gains and (losses)	(55)	815
Other income	14,898	9,225
Total noninterest income	49,885	37,853
NONINTEREST EXPENSES
Salaries	44,788	34,415
Employee benefits	12,513	9,428
Net occupancy expense of bank premises	6,060	4,096
Furniture and equipment expenses	7,364	6,799
Communications and supplies	4,304	3,436
Other expenses	18,357	11,607
Total noninterest expenses	93,386	69,781
Income before income taxes	87,747	76,182
Applicable income taxes	32,050	27,196
NET INCOME	$55,697	$48,986
NET INCOME PER SHARE OF COMMON STOCK (Note 3):
Basic	$0.70	$0.71
Diluted	$0.69	$0.71
DIVIDENDS PAID PER COMMON SHARE	$0.33	$0.30

See notes to consolidated financial statements

MERCANTILE BANKSHARES CORPORATION

STATEMENTS OF CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY

For The Three Months Ended March 31, 2004 and 2003

(Dollars in thousands, except per share data)	Total	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
BALANCE, DECEMBER 31, 2002	$1,324,358	$137,672	$120,577	$1,010,248	$55,861

Net income	48,986			48,986
Unrealized gains (losses) on securities available-for-sale, net of reclassification adjustment, net of taxes	(3,578)				(3,578)
Comprehensive income	45,408
Cash dividends paid:
Common stock ($.30 per share)	(20,637)			(20,637)
Issuance of 31,759 shares for dividend reinvestment and stock purchase plan	1,029	64	965
Issuance of 5,728 shares for employee stock purchase dividend reinvestment plan	207	11	196
Issuance of 31,023 shares for employee stock option plan	656	62	594
Issuance of 20,295 shares for restricted stock awards	750	41	709
Deferred compensation - restricted stock awards	(454)			(454)
Purchase of 5,500 shares under stock repurchase plan	(212)	(11)	(201)
Vested stock options	1,189	—	1,189	—	—
BALANCE, MARCH 31, 2003	$1,352,294	$137,839	$124,029	$1,038,143	$52,283
BALANCE, DECEMBER 31, 2003	$1,841,441	$159,545	$548,664	$1,110,748	$22,484
Net income	55,697			55,697
Unrealized gains (losses) on securities available-for-sale, net of reclassification adjustment, net of taxes	12,256				12,256
Comprehensive income	67,953
Cash dividends paid:
Common stock ($.33 per share)	(26,335)			(26,335)
Issuance of 31,674 shares for dividend reinvestment and stock purchase plan	1,298	63	1,235
Issuance of 5,873 shares for employee stock purchase dividend reinvestment plan	257	12	245
Issuance of 138,251 shares for employee stock option plan	2,431	277	2,154
Issuance of 26,294 shares for restricted stock awards	1,199	53	1,146
Deferred compensation - restricted stock awards	(750)			(750)
Vested stock options	511	—	511	—	—
BALANCE, MARCH 31, 2004	$1,888,005	$159,950	$553,955	$1,139,360	$34,740

See notes to consolidated financial statements

MERCANTILE BANKSHARES CORPORATION

STATEMENTS OF CONSOLIDATED CASH FLOW

Increase (decrease) in cash and cash equivalents	For the 3 Months Ended March 31,
(Dollars in thousands)	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$55,697	$48,986
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,426	3,016
Depreciation and amortization	3,900	3,122
Amortization of other intangible assets	2,032	560
Investment securities losses and (gains)	55	(815)
(Income) write-downs of investments in private equity funds	(141)	103
Gains on sales of other real estate owned	(13)	(268)
Gains on sales of buildings	(564)	(142)
Net (increase) decrease in assets:
Interest receivable	(1,939)	238
Other receivables	2,991	(1,817)
Bank owned life insurance	(794)	(429)
Other assets	(11,126)	807
Loans held-for-sale	(23,816)	—
Net increase (decrease) in liabilities:
Interest payable	6,052	3,189
Accrued expenses	(25,110)	(2,654)
Taxes payable	37,273	18,721
Net cash provided by operating activities	46,923	72,617
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held-to-maturity	1,658	71
Proceeds from maturities of investment securities available-for-sale	297,156	245,816
Proceeds from sales of investment securities available-for-sale	8	107,995
Purchases of investment securities held-to-maturity	(4,765)	(598)
Purchases of investment securities available-for-sale	(244,497)	(414,155)
Net increase in customer loans	(163,394)	(135,778)
Proceeds from sales of other real estate owned	75	268
Capital expenditures	(702)	(4,603)
Proceeds from sales of buildings	1,169	205
Business acquisitions	—	(24,211)
Other investing activity	(183)	(810)
Net cash used in investing activities	(113,475)	(225,800)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	18,468	34,699
Net increase in checking plus interest and savings accounts	268,332	41,788
Net (decrease) increase in certificates of deposit	(5,766)	158,056
Net increase (decrease) in short-term borrowings	95,306	(54,909)
Repayment of long-term debt	(12)	—
Proceeds from issuance of shares	3,986	1,892
Repurchase of common shares	—	(212)
Dividends paid	(26,335)	(20,637)
Net cash provided by financing activities	353,979	160,677
Net increase in cash and cash equivalents	287,427	7,494
Cash and cash equivalents at beginning of period	362,701	545,781
Cash and cash equivalents at end of period	$650,128	$553,275
SUPPLEMENTAL INFORMATION
Cash payments for interest	$21,389	$25,847
Cash payments for income taxes	2,579	8,271

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

2. Business Combinations

The following provides information concerning acquisitions; These acquisitions were accounted for as purchases. The results of operations of these acquisitions subsequent to the acquisition dates are included in Bankshares’ Statements of Consolidated Income. Individually, the results of operations of these acquisitions prior to the acquisition dates were not material to Bankshares’ results of operations.

 In March and April 2003, Bankshares acquired in separate transactions, Boyd Watterson Asset Management LLC (“BW”), an investment management firm, and Peremel & Company, Inc. (“Peremel”), a directed and discount brokerage company.  In the aggregate, the companies were purchased for approximately $29 million in cash.  The BW acquisition has a potential additional contingent payment of up to $8.6 million which, if paid, will be recorded as goodwill.  The contingent payment will be recorded assuming certain metrics are met and become payable three years from the acquisition date.  Bankshares finalized and recorded approximately $10.1 million of identified intangibles, mostly client relationships, as a result of these acquisitions.  These intangibles are being amortized on a straight-line basis over a range of three to eight years.  Goodwill recorded on these transactions totaled approximately $18.0 million at March 31, 2004.

 On August 12, 2003, Bankshares completed its acquisition of F&M Bancorp (“F&M”), a bank holding company headquartered in Frederick, Maryland.  The total consideration paid to F&M shareholders in connection with the acquisition was $124.1 million in cash and 10.4 million shares of Bankshares common stock.  F&M transactions have been included in Bankshares’ financial results since August 13, 2003.  Acquired assets on August 12, 2003 totaled $2.2 billion, including $1.4 billion of loans and leases; liabilities assumed were $2.0 billion, including $1.7 billion of deposits. As of March 31, 2004, Bankshares had recorded $400.3 million of goodwill, $36.0 million of core deposit intangible, $5.8 million of mostly client relationship intangibles (relating to the two insurance subsidiaries) and $1.1 million in a trademark intangible. The weighted average amortization period for the newly-acquired core deposit intangible is nine years, and the client-relationship identified intangible ranges from three to fifteen years. On October 24, 2003, certain assets and liabilities of F&M were transferred to other Bankshares affiliates in order to align customers’ accounts with the Bankshares’ affiliate serving the geographic area where those customers reside.

3. Earnings Per Share

Basic earnings per share (“EPS”) are computed by dividing income available to common shareholders by weighted average common shares outstanding.  Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of stock awards.  The following tables provide reconciliation between the computation of basic EPS and diluted EPS for the quarter ended March 31, 2004 and 2003, respectively.

	For the 3 Months Ended March 31, 2004
2004 (In thousands, except per share data)	Net Income	Weighted Average Common Shares	EPS
Basic EPS	$55,697	79,725	$0.70
Dilutive effect of stock options and restricted stock awards		533
Diluted EPS	$55,697	80,258	$0.69

	For the 3 Months Ended March 31, 2003
2003 (In thousands, except per share data)	Net Income	Weighted Average Common Shares	EPS
Basic EPS	$48,986	68,769	$0.71
Dilutive effect of stock options and restricted stock awards		421
Diluted EPS	$48,986	69,190	$0.71

Antidilutive options and awards excluded from the computation of diluted earnings per share were 298,319 and 265,505 for the three months ended March 31, 2004 and 2003, respectively.

4. Investment Securities

The amortized cost and fair value of investment securities at March 31, 2004, December 31, 2003 and March 31, 2003 are shown below:

	March 31, 2004		December 31, 2003		March 31, 2003
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale
U.S. Treasury	$745,330	$767,902	$823,356	$845,754	$1,076,879	$1,117,943
U.S. Government agencies	792,237	809,771	778,916	793,611	665,629	693,685
Mortgage-backed securities	1,292,191	1,303,352	1,288,109	1,283,630	732,123	741,955
States and political subdivisions	74,665	76,931	77,897	79,870	549	576
Other investments	130,080	132,133	118,948	120,649	83,199	87,817
Total	$3,034,503	$3,090,089	$3,087,226	$3,123,514	$2,558,379	$2,641,976

Securities held-to-maturity
States and political subdivisions	$26,555	$28,436	$28,213	$30,115	$38,231	$41,040
Other investments	25,969	25,969	21,204	21,204	15,687	15,687
Total	$52,524	$54,405	$49,417	$51,319	$53,918	$56,727

5. Impaired Loans

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

Under Statements of Financial Accounting Standards (SFAS) Nos. 114 and 118, “Accounting by Creditors for Impairment of a Loan-an amendment of FASB Statements No. 5 and 15,” a loan is considered impaired, based on current information and events, if it is probable that Bankshares will not collect all principal and interest payments according to the contractual terms of the loan agreement. The impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the repayment is expected to be provided predominantly by the underlying collateral. A majority of Bankshares’ impaired loans are measured by reference to the fair value of the collateral. Information with respect to impaired loans and the related valuation allowance (if the measure of the impaired loan is less that the recorded investment) at March 31, 2004, December 31, 2003, and March 31, 2003 are shown below.  See Form 10-K for more detail.

(Dollars in thousands)	March 31, 2004	December 31, 2003	March 31, 2003
Impaired loans with a specific valuation allowance	$25,971	$26,715	$8,189
All other impaired loans	16,508	18,692	15,865
Total impaired loans	$42,479	$45,407	$24,054

Specific allowance for loan losses applicable to impaired loans	$14,094	$14,925	$4,857
General allowance for loan losses applicable to other than impaired loans	142,541	140,412	135,570
Total allowance for loan losses	$156,635	$155,337	$140,427

Year-to-date interest income on impaired loans recorded on the cash basis	$103	$443	$97
Year-to-date average recorded investment in impaired loans during the period	$42,479	$31,241	$24,054
Quarter-to-date interest income on impaired loans recorded on the cash basis	$103	$223	$97
Quarter-to-date average recorded investment in impaired loans during the period	$42,479	$37,382	$24,054

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

 Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit were $3.6 billion at March 31, 2004 and December 31, 2003,  and $3.0 billion at March 31, 2003.

 Standby letters of credit are commitments issued to guarantee the performance of a customer to a third party. Outstanding letters of credit were $303.3 million at March 31, 2004, $281.4 million at December 31, 2003 and $243.5 million at March 31, 2003.  Fees received for issuing letters of credit are deferred and amortized over the life of the commitment.  The fees on letters of credit at March 31, 2004 and December 31, 2003 had a carrying value of $1.1 million and $1.0 million, respectively, representing unamortized fees.

 Bankshares’ mortgage banking subsidiary is a Fannie Mae Delegated Underwriting and Servicing lender, and has a loss sharing arrangement for loans originated on behalf of and sold to Fannie Mae.  The unamortized principal balance of the underlying loans totaled $148.6 million and $149.4 million at March 31, 2004 and December 31, 2003, respectively.  No allowance has been established for possible losses on loans originated and sold in the secondary market since there have been no losses recognized during the history of this arrangement and no losses were incurred at March 31, 2004.  The mortgage subsidiary also has originated and sold loans with recourse in the event of foreclosure on the underlying real estate.  The unamortized amount of principal balance of loans sold with recourse totaled $2.2 million and $2.3 million at March 31, 2004 and December 31, 2003, respectively.  These mortgages are generally in good standing, are well-collateralized and no loss has ensued and no future loss is expected.

 Bankshares has committed to invest funds in third-party private equity investments. At March 31, 2004, December 31, 2003 and March 31, 2003, $20.9 million, $16.1 million and $18.0 million, respectively, remained unfunded.

7. Other Intangible Assets

The following table discloses the gross carrying amount and accumulated amortization of intangible assets subject to amortization at March 31, 2004 and December 31, 2003:

	March 31, 2004			December 31, 2003
(Dollars in thousands)	Gross carrying amount	Accumulated amortization	Net amount	Gross carrying amount	Accumulated amortization	Net amount
Deposit intangibles	$49,881	$(10,913)	$38,968	$49,881	$(9,546)	$40,335
Mortgage servicing rights	2,086	(1,577)	509	2,351	(1,790)	561
Customer lists and others	17,010	(2,264)	14,746	17,010	(1,683)	15,327
Total	$68,977	$(14,754)	$54,223	$69,242	$(13,019)	$56,223

The projections of amortization expense shown for mortgage servicing rights are based on asset balances and the interest rate environment as of March 31, 2004. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

The following table shows the current period and estimated future amortization expense for amortized intangible assets. Core deposit intangibles are amortized based on estimated lives of up to nine years. Bankshares recorded $36.0 million of core deposit intangibles in conjunction with the F&M acquisition. Management reviews other intangible assets for impairment yearly or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. For those intangible assets subject to amortization, impairment is indicated if the sum of undiscounted estimated future net cash flow is less than the carrying amount of the asset. Impairment is recognized by accelerating the write off of the asset to the extent that the carrying value exceeds the estimated fair value.

(Dollars in thousands)		Core deposit intangibles	Mortgage servicing intangibles	Customer lists and other intangibles	Total
Three months ended March 31, 2004 (actual)		$1,367	$79	$586	$2,032
Nine months ended December 31, 2004 (estimated)		4,100	238	1,744	6,082
Twelve months ended December 31, 2004 (estimated)		5,467	317	2,330	8,114

Estimate for year ended December 31,	2005	5,467	192	2,326	7,985
	2006	5,467		2,083	7,550
	2007	5,321		1,890	7,211
	2008	4,605		1,708	6,313
	2009	4,004		985	4,989

8. Comprehensive Income

The following table summarizes the related tax effect of unrealized gains (losses) on securities available-for-sale for the three months ended March 31, 2004 and 2003.  The net amount is included in accumulated other comprehensive income (loss) in the Statement of Changes in Consolidated Shareholders’ Equity.

	For the 3 Months Ended March 31,
	2004			2003
(Dollars in thousands)	Pretax Amount	Tax (Expense) Benefit	Net Amount	Pretax Amount	Tax (Expense) Benefit	Net Amount
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	$19,243	$(7,020)	$12,223	$(5,073)	$1,988	$(3,085)
Reclassification adjustment for (gains)
Losses included in net income	55	(22)	33	(815)	322	(493)
Total	$19,298	$(7,042)	$12,256	$(5,888)	$2,310	$(3,578)

9. Capital Adequacy

Bankshares and its bank affiliates are subject to various regulatory capital adequacy requirements administered by federal and state banking agencies.  These requirements include maintaining certain capital ratios above minimum levels.  These capital ratios include tier I capital and total risk-based capital as percents of net risk-weighted assets and tier I capital as a percent of adjusted average total assets (leverage ratio).  The minimum ratios for capital adequacy purposes are 4.00%, 8.00% and 4.00%, for the tier I capital, total capital and leverage ratios, respectively.  To be categorized as well capitalized, a bank must maintain minimum ratios of 6.00%, 10.00% and 5.00%, for its tier I capital, total capital and leverage ratios, respectively.  As of March 31, 2004, Bankshares and all of its bank affiliates exceeded all capital adequacy requirements to be considered well capitalized.

Capital ratios and the amounts used to calculate them are presented in the following table for Bankshares and Mercantile-Safe Deposit & Trust Company (MSD&T), the lead bank, as of March 31, 2004 and December 31, 2003.

	March 31, 2004		December 31, 2003
(Dollars in thousands)	Bankshares	MSD&T	Bankshares	MSD&T

Tier I capital	$1,283,922	$402,057	$1,248,492	$396,186
Total risk-based capital	1,709,187	447,399	1,666,064	440,479
Net risk-weighted assets	10,336,236	3,612,085	10,020,487	3,529,223
Adjusted average total assets	12,960,988	4,307,838	13,011,399	4,353,713

Tier I capital ratio	12.42%	11.13%	12.46%	11.23%
Total capital ratio	16.54%	12.39%	16.63%	12.48%
Leverage ratio	9.91%	9.33%	9.60%	9.10%

Bankshares has an ongoing share repurchase program.  As of March 31, 2004 there remain 1,476,327 shares of the 2,000,000 shares previously authorized by the Board of Directors on December 11, 2001.  For the three months ended March 31, 2004 and the twelve months ended December 31, 2003, -0- and 5,500 shares, respectively, were repurchased by Bankshares in open market transactions.   In April 2004, management resumed the repurchase of shares by entering into a privately negotiated agreement for the accelerated purchase of one million shares.

10. Segment Reporting

Operating segments as defined by SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information are components of an enterprise with separate financial information.  The component engages in business activities from which it derives revenues and incurs expenses and whose operating results management relies on for decision-making and performance assessment. Bankshares has three reportable segments – its 19 Community Banks, MSD&T Banking and Investment and Wealth Management  (IWM).

The following tables present selected segment information for the three months ended March 31, 2004 and 2003.  The components in the “Other” column consist of amounts for the nonbanking affiliates and intercompany eliminations.   Certain expense amounts such as operations overhead have been reclassified from internal financial reporting in order to provide for full cost absorption.  These reclassifications are shown in the “Adjustments” line.  F&M is included in the column “Community Banking” whereas BW and Peremel are included in the column “IWM”.

	For the 3 Months Ended March 31, 2004
	Banking
(Dollars in thousands)	Community	MSD&T	Total (1)	IWM	Other	Total
Net interest income	$95,762	$34,843	$130,605	$—	$3,069	$133,674
Provision for loan losses	(159)	(2,267)	(2,426)	—	—	(2,426)
Noninterest income	20,817	11,059	26,835	22,382	668	49,885
Noninterest expenses	(55,785)	(24,783)	(75,527)	(17,379)	(480)	(93,386)
Adjustments	(1,898)	5,129	3,231	(796)	(2,435)	—
Income (loss) before income taxes	58,737	23,981	82,718	4,207	822	87,747
Income tax (expense) benefit	(20,395)	(8,651)	(29,046)	(1,683)	(1,321)	(32,050)
Net income (loss)	$38,342	$15,330	$53,672	$2,524	$(499)	$55,697
Average loans	$6,370,303	$2,967,933	$9,338,236	—	$197	$9,338,433
Average earning assets	8,706,230	4,003,020	12,370,034	—	105,817	12,475,851
Average assets	9,168,590	4,350,122	13,069,701	—	548,492	13,618,193
Average deposits	7,238,415	3,022,107	10,138,846	—	(72,201)	10,066,645
Average equity	930,920	442,227	1,373,147	—	475,314	1,848,461

	For the 3 Months Ended March 31, 2003
	Banking
(Dollars in thousands)	Community	MSD&T	Total (1)	IWM	Other	Total
Net interest income	$76,252	$35,185	$111,437	$—	$(311)	$111,126
Provision for loan losses	(1,612)	(1,404)	(3,016)	—	—	(3,016)
Noninterest income	13,296	10,444	20,230	17,359	264	37,853
Noninterest expenses	(38,384)	(21,677)	(56,551)	(13,953)	723	(69,781)
Adjustments	(1,611)	3,760	2,149	(808)	(1,341)	—
Income (loss) before income taxes	47,941	26,308	74,249	2,598	(665)	76,182
Income tax (expense) benefit	(16,599)	(9,476)	(26,075)	(1,039)	(82)	(27,196)
Net income (loss)	$31,342	$16,832	$48,174	$1,559	$(747)	$48,986
Average loans	$4,462,827	$2,896,537	$7,359,364	—	$281	$7,359,645
Average earning assets	6,225,782	3,867,355	9,908,894	—	84,339	9,993,233
Average assets	6,539,154	4,145,799	10,405,827	—	118,382	10,524,209
Average deposits	5,275,024	2,947,659	8,111,078	—	(41,740)	8,069,338
Average equity	834,837	451,004	1,285,841	—	9,499	1,295,340

(1)  Amounts do not necessarily add due to eliminations.

11. Derivative Instruments and Hedging Activities

FASB Statement No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities, FASB Statement No. 138 (SFAS No. 138), Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment to FASB Statement No. 133 and FASB Statement No. 149 (SFAS No. 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities  (collectively referred to as derivatives), establishes accounting and reporting standards for derivative instruments and for hedging activities. Bankshares maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  Derivative instruments that are used as part of the interest rate risk management strategy have been restricted to interest rate swaps.  Interest rate swaps generally involve the exchange of fixed-rate and variable-rate interest payments between two parties, based on a common notional principal amount and maturity date. Bankshares entered into interest rate swaps to convert fixed-rate loans made to borrowers to floating-rate loans and to convert its nonprepayable fixed-rate debt to floating-rate debt.

The fair value of derivative instruments recorded in other assets was $12.9 million (notional $250.0 million) and $6.6 million (notional $203.1 million) at March 31, 2004 and December 31, 2003, respectively.  The fair value of derivative instruments recorded in other liabilities was $4.3 million (notional $103.1 million) and $8.0 million (notional $150.0 million) at March 31, 2004 and December 31, 2003, respectively.  For the three months ended March 31, 2004, Bankshares recognized a net gain of $6 thousand, which represented the ineffective portion of the fair-value hedge of fixed-rate loans made to borrowers.  For the year ended December 31, 2003, Bankshares recognized a net gain of $70 thousand.  The impact of the hedge decreased interest income $42 thousand in the first three months of 2004 and $167 thousand in 2003.  The fair-value hedges of nonprepayable fixed-rate debt were effective for the reported periods.  The impact of the hedges decreased interest expense $2.8 million in the first three months of 2004 and $8.5 million in 2003.

The following tables summarize the gross position of derivatives at March 31, 2004 and December 31, 2003:

			Weighted Average
March 31, 2004 (Dollars in thousands)	Number of Contracts	Notional Amount	Years to Maturity	Fixed Rate	Variable Rate	Fair Value
Gross Position Summary:
Pay Fixed/Receive Variable Interest Rate Swaps (1)	1	$3,091	0.12	9.38%	4.00%	$(18)
Receive Fixed/Pay Variable Interest Rate Swaps (2)	3	350,000	8.24	5.21%	1.93%	8,609
Total	4	$353,091	8.17			$8,591

			Weighted Average
	Number	Notional	Years to			Fair
December 31, 2003 (Dollars in thousands)	of Contracts	Amount	Maturity	Fixed Rate	Variable Rate	Value
Gross Position Summary:
Pay Fixed/Receive Variable Interest Rate Swaps (1)	1	$3,108	0.33	9.38%	4.00%	$(64)
Receive Fixed/Pay Variable Interest Rate Swaps (2)	3	350,000	8.44	5.21%	1.98%	(1,366)
Total	4	$353,108	8.37			$(1,430)

(1)  Hedges fixed-rate commercial loan.

(2)  Hedges fixed-rate long-term debt.

Mortgage loans held-for-sale have inherent forward contract (agreements to sell or purchase loans at a specific rate or yield) characteristics. Risk may arise from the corresponding parties’ inability to meet the term of their contracts and from movement in interest rates. Bankshares had forward commitments to sell and fund individual fixed-rate and variable-rate mortgage loans that are reported at fair value. The fair value adjustment were not material at March 31, 2004 and December 31, 2003.

12. Stock-based Compensation Expense

Bankshares has several stock-based compensation programs for its directors, management and employees. Compensation costs for stock options and restricted stock awards are included in salary expense.  Another form of stock-based compensation is phantom stock, which is used for Bankshares’ Directors’ Deferred Compensation Plan.  The compensation cost for the phantom stock, which fluctuates with changes in Bankshares’ stock price, is included in other expenses.  Stock-based compensation amounts for the three months ended March 31, 2004 and 2003 are summarized in the following table:

	For the 3 Months Ended March 31,
(Dollars in thousands)	2004	2003
Stock options expense	$406	$459
Restricted stock awards expense	487	318
Subtotal included in salaries expense	893	777
Phantom stock expense	(378)	(675)
Total stock-based compensation expense	$515	$102

13.         Pension & Other Postretirement Benefit Plans

Bankshares sponsors qualified and nonqualified pension plans and other postretirement benefit plans for its employees.  The following table summarizes the components of the net periodic benefit cost for the pension plans for the three months ended March 31, 2004 and 2003.

	For the 3 months ended March 31, 2004			For the 3 months ended March 31, 2003
	Qualified	Nonqualified	Total	Qualified	Nonqualified	Total

Service cost	$1,572	$141	$1,713	$1,280	$115	$1,395
Interest cost	2,549	101	2,650	2,498	78	2,576
Expected return on plan assets	(3,845)	—	(3,845)	(3,099)	—	(3,099)
Amortization of prior service cost	195	6	201	195	6	201
Recognized net actuarial (gain) loss	153	29	182	605	8	613
Amortization of transition asset	—	24	24	—	25	25
Net periodic benefit cost	$624	$301	$925	$1,479	$232	$1,711

The following table summarizes the components of the net periodic benefit cost for the other postretirement benefit plans for the three months ended March 31, 2004 and 2003.

	For the 3 months ended March 31,
	2004	2003

Service cost	$65	$29
Interest cost	214	121
Expected return on plan assets	—	—
Amortization of prior service cost	—	—
Recognized net actuarial (gain) loss	38	21
Amortization of transition asset	—	—
Net periodic benefit cost	$317	$171

As previously disclosed in its financial statements for the year ended December 31, 2003, Bankshares generally makes cash contributions to the pension plan in amounts equal to the maximum permitted by Employee Retirement Income Securities Act guidelines.  Under those guidelines, Bankshares could contribute up to approximately $20 million to the pension plan during 2004. As of March 31, 2004, no contributions had been made.

14.         Recent Accounting Standards

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” which addresses the accounting for differences between contractual cash flows and expected cash flows for loans acquired in a transfer when those differences are attributable at least in part to credit quality.  It includes such loans acquired in purchase business combinations where there is evidence of deterioration in credit quality since origination. This SOP requires the difference between expected cash flows and the purchase price to be accreted as an adjustment to yield over the life of the acquired loans; the difference between contractual cash flows and expected cash flows is not subject to accretion. This SOP would represent a change from current practice where the allowance for loan losses is carried over in purchase accounting. The SOP is effective for loans acquired beginning after December 15, 2004. Bankshares is currently evaluating the impact it will have on operations and financial statements.

In March 2004, the Emerging Issues Task Force published Issue No. 03-6 (“EITF 03-6”) “Participating Securities and the Two-Class Method under FASB Statement No. 128, ‘Earnings Per Share’.” Statement No. 128 indicates that participating securities should be included in basic earnings per share (“EPS”), if the effect is dilutive, using either the two-class method or the if-converted method. The issue clarifies how to determine whether a security (other than common stock) should be considered a “participating security” for purposes of computing EPS and how earnings should be allocated to a participating security when using the two-class method for computing basic EPS. This issue does not have an impact on Bankshares’ financial statements.

In March 2004, the SEC amended Staff Accounting Bulletin: No. 105 (“SAB 105”) “Application of Accounting Principles to Loan Commitments”. SAB 105 adds Section DD to Topic 5 which summarizes the views of the staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB 105 provides guidance on mortgage loan commitments that are entered into with customers at a specified rate and are intended to be sold after they are funded. Bankshares is currently evaluating the impact this bulletin will have on the financial statements.

15.         Subsequent Event

On April 30, 2004, Bankshares announced that it has initiated a significant reorganization within its Community Banking network.  In a move designed to create banks of sufficient size and depth to compete more effectively today and in the future, Bankshares will combine 11 affiliate banks to create four new organizations, all with a more prominent Mercantile identity. This reorganization will enable Bankshares to operate more effectively and efficiently in the face of increased competitive and regulatory pressures.  Fewer, larger banks will better leverage our branch network, reduce administrative and operational redundancies and increase the breadth and depth of expertise among our associates. All banks being combined are geographically contiguous, share increasingly common market dynamics and offer the opportunity to create scale efficiencies. Pending regulatory approval, the banks are anticipated to be combined in July.

The banks currently range in asset size from $110 million to $850 million and are located in the southern and eastern portions of Bankshares’ market.  The four resulting banks will range in asset size from $580 million to $1.5 billion. The resulting banks will consist of:

•                  Mercantile Peninsula Bank, with 39 branches and proforma assets of $1.5 billion, loans of $1.2 billion and deposits of $1.2 billion at March 31, 2004, will be formed by combining Baltimore Trust Company, headquartered in Selbyville, Del.; Farmers & Merchants Bank-Eastern Shore, headquartered in Onley, Va.; and Peninsula Bank, headquartered in Princess Anne, Md.

•                  Mercantile Southern Maryland Bank, with 17 branches and proforma assets of $930 million, loans of $530 million and deposits of $790 million at March 31, 2004, will be formed by combining Bank of Southern Maryland, headquartered in LaPlata, Md.; Calvert Bank and Trust Company, headquartered in Prince Frederick, Md.; and The First National Bank of St. Mary’s, headquartered in Leonardtown, Md.

•                  Mercantile County Bank, with 17 branches and proforma assets of $790 million, loans of $620 million and deposits of $640 million at March 31, 2004, will be formed by combining County Banking & Trust Company, headquartered in Elkton, Md., and The Forest Hill State Bank, headquartered in Bel Air, Md.

•                  Mercantile Eastern Shore Bank, with 19 branches and proforma assets of $580 million, loans of $500 million and deposits of $440 million at March 31, 2004, will be formed by combining The Chestertown Bank of Maryland, headquartered in Chestertown, Md.; The Peoples Bank of Maryland, headquartered in Denton, Md.; and St. Michaels Bank, headquartered in St. Michaels, Md.

Upon completion of legal consolidation, Bankshares will have a total of 13 banking affiliates including the lead bank, MSD&T.  Management anticipates the operational conversions to the four new banks will occur late in the third quarter and early in the fourth quarter of 2004.

In tandem with the Community Banking initiative, Bankshares previously announced a more unified, regional approach to the Washington, D.C. market and that most all of the MSD&T Banking resources currently operating in that region, including the K Street branch, would be combined into Potomac Valley Bank.  In light of the regional strategy, the expanded Potomac affiliate will be renamed Mercantile Potomac Bank.  We anticipate that the name change will be completed by the end of summer.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

MERCANTILE BANKSHARES CORPORATION

Consolidated Financial Results

In March, April and August of 2003, Bankshares acquired in separate transactions, Boyd Watterson Asset Management, LLC (“BW”), Peremel & Company (“Peremel”), and F&M Bancorp (“F&M”), respectively, which are collectively referred to herein as, “the Acquisitions”.  The Acquisitions were accounted for under the purchase method of accounting and have been included in Bankshares’ financial results since their respective closings. On October 24, 2003, certain assets and liabilities of F&M were transferred to other Bankshares’ affiliates in order to align customers’ accounts with the Bankshares’ affiliate serving the geographic area where those customers reside. (See Footnote No. 2 to the Consolidated Financial Statements included in this report.)

Net income for the quarter ended March 31, 2004 was $55.7 million, a 14% increase from net income of $49.0 million for the same period in 2003 and a 10% increase over the $50.6 million reported for the fourth quarter of 2003.  For the quarter ended March 31, 2004, diluted net income per share was $.69, a decrease of 3% from the $.71 reported for the first quarter of last year and an increase of 10% over the $.63 reported for the fourth quarter last year.  Adjusted weighted average shares outstanding increased from 69.2 million for the quarter ended March 31, 2003, to 80.3 million for the quarter ended March 31, 2004 as a result of the Acquisitions.  The results of operations for the Acquisitions are included from their respective merger dates forward.

Factors affecting earnings for the first quarter included: $0.2 million of after-tax expenses related to the merger of F&M compared to $2.8 million in the fourth quarter of 2003 and continued compression of the net interest margin to 4.37% in the first quarter of 2004 from 4.57% in the first quarter of 2003.

Bankshares also reports cash operating earnings, defined as “GAAP” (Generally Accepted Accounting Principles) earnings excluding the amortization of intangible assets associated with purchase accounting for business combinations; securities gains and losses; and other significant gains, losses or expenses (such as those associated with integrating acquired entities’ operations into Bankshares).  Cash operating earnings totaled $56.8 million for the first quarter of 2004, an increase of 16% over the $48.8 million for the same period for 2003 and an increase of 4% over the $54.5 million for the fourth quarter of 2003.  Diluted cash operating earnings per share for the first quarter of 2004 and 2003 were $.71, and $.70, respectively, and $.69 per share for the fourth quarter of 2003.  A reconciliation of net income (GAAP basis) to cash operating earnings can be found on pages 30 and 31 of this filing.

Management believes that reporting several key measures based on cash operating earnings and tangible equity (equity less intangible assets and their related amortization expense) is important, as this is the basis for measuring the adequacy of capital for regulatory purposes.  For the three months ended March 31, 2004, return on average tangible assets was 1.76%, return on average tangible equity was 18.01% and average tangible equity to average tangible assets was 9.75%.  Comparable ratios for the three months ended March 31, 2003 were 1.92%, 16.99% and 11.31%, respectively.  A reconciliation of these ratios from their respective GAAP basis ratios can be found on pages 30 and 31 of this filing.

Segment Reporting

As noted in Footnote No. 10 “Segment Reporting”, Bankshares has historically reported on three distinct business segments for which financial information is segregated for use in assessing performance and allocating resources when reporting to the Board of Directors. Segment financial information is subjective and, unlike financial accounting, is not necessarily based on GAAP. As a result, the financial information of the reporting segments is not necessarily comparable with similar information reported by others and may not be comparable with Bankshares’ consolidated results.

BANKING

On a combined basis, Community Banks and MSD&T continue to be the primary contributors to Bankshares’ earnings, accounting for 96% of Bankshares’ net income. Historically, Bankshares has distinguished between two operating units, Community and MSD&T, with the former focused on small business and retail banking and the latter on commercial and specialty lending. With the F&M acquisition and the announced plan to consolidate 11 affiliate banks into 4 banks (see Footnote No. 15 “Subsequent Event” for more information), this distinction is becoming less apparent. Increased house lending authority at the Community Banks has resulted in additional loan growth within their footprint and less referral and overline business to MSD&T.

Community Banking

Net income for the quarter ended March 31, 2004, was $38.3 million. This represented a $7.0 million, or 22% increase over the same quarter last year. Community Banking was the primary beneficiary of the F&M acquisition. For the first quarter of 2004 compared to the same period last year, net interest income increased by $19.5 million, or 26%, to $95.8 million. Growth in average earning assets of $2.5 billion, largely attributable to the F&M acquisition, more than offset the effect of a 55 bp reduction in the net interest margin. Contributing to the net interest margin compression was the capital restructuring of the Community Banks during the third quarter last year. $300 million of subordinated debt issued by Bankshares in April 2003 was invested in a like amount of subordinated debt issued by the Community Banks. Excess equity capital was paid to Bankshares in the form of a special cash dividend. The $3.1 million in interest expense incurred during the first quarter of 2004 related to this subordinated debt reduced the Community Banks’ net interest margin by 14 bp. The Community Banks had a modest provision for loan losses compared to the first quarter of 2003 as credit quality remained stable. Net income for the fourth quarter of 2003 was $40.1 million. During the fourth quarter of last year the Community Banks reversed $5.0 million of their allowance for loan losses, reflective of the improving economy and credit quality. The net interest margin decreased 1 bp for the current quarter compared to the 4.48% level of the fourth quarter of 2003.

The year-over-year increases in noninterest income and noninterest expenses for the first quarter of 2004 compared to the same period of 2003, are attributable to the F&M acquisition and branch / market expansion programs at several Community Banks. Noninterest income increased year-over-year by $7.5 million; with deposit service charges increasing $2.0 million, and insurance fees increasing $3.7 million, accounting for the largest gains. Noninterest expenses increased by $17.4 million in the first quarter of 2004 compared to the first quarter of 2003. Over 50% of this increase is related to salaries and benefits, which grew by $8.9 million. Occupancy expense increased by $1.7 million and furniture and equipment expenses increased by $0.7 million. At the close of this quarter, the integration of F&M had been substantially completed. Management expects to complete the sale of one branch to a third party and the consolidation of the mortgage banking operations during the second quarter. Noninterest income increased $0.4 million while noninterest expenses decreased $2.5 million from the fourth quarter of 2003.

MSD&T

The net income contribution from MSD&T declined by $1.5 million from the first quarter of 2003 to $15.3 million for the current quarter, compared to the same period last year. Contributing to the decline were reduced net interest income, a higher provision for loan losses and increased noninterest expenses. Partially offsetting these items was an increase in noninterest income. Net income for the fourth quarter of 2004 was $11.1 million.

The decline in net interest income in the first quarter of 2004 compared to the same period in 2003 was attributable to a 20 basis point (“bp”) decline in the net interest margin from 3.75% to 3.55%. This decline is consistent with the overall decline experienced by Bankshares. Partially offsetting the reduction in the net interest margin was 4% growth in average earning assets. The provision for loan losses increased by more than 60% to $2.3 million. The increased provision is reflective of the level of nonperforming loans at MSD&T. For additional information, see discussion of nonperforming assets under “Nonperforming Assets” below. The net interest margin increased 1 bp in the first quarter of 2004 compared to the 3.54% level of the fourth quarter of 2003.

The increase in noninterest income was spread across numerous categories. Noninterest income increased $0.6 million in the first quarter of 2004 compared to the first quarter of 2003, and increased $1.1 million over the fourth quarter of 2003. Noninterest expense increased by $3.1 million from the first quarter of 2003 to $24.8 million. This represents a 14% increase over the prior year. Increased personnel costs accounted for approximately $2.6 million of the increase. Staffing levels increased from 844 full time equivalent to 908 full time equivalent year-over-year. Expansion of banking services, including one branch acquired from F&M, added 32 to the staff levels, corporate support (primarily compliance, loan review, treasury and accounting support) increased staff levels by 28, and technology and operations added 5 to the staff levels. Certain of these costs are allocated to IWM and Community Banking as reflected in the “adjustments” line. Noninterest expense decreased $0.9 million, or 3% from the fourth quarter of 2003.

INVESTMENT & WEALTH MANAGEMENT

Net income increased nearly $1.0 million or 62% to $2.5 million for the quarter ended March 31, 2004 as compared to the $1.6 million reported in the same period last year. IWM reported net income of $2.0 million for the quarter ended December 31, 2003.

Revenues for the first quarter of 2004 increased $5.0 million, or 29%, over the prior year’s first quarter, with $2.2 million of the increase related to the BW and Peremel acquisitions. Total assets under administration increased from $39.1 billion at March 31, 2003 to $46.8 billion at March 31, 2004 with assets under management increasing from $19.0 billion to $22.5 billion.  Revenues increased $1.3 million from $21.0 million in the fourth quarter of 2003 due to rising equity markets and increased new sales.

Noninterest expenses increased by $3.4 million or 25% to $17.4 million for the first quarter of 2004 from $14.0 million for the prior year first quarter. The previously referenced acquisitions accounted for $2.1 million of the increase. Noninterest expenses increased $0.8 million or 5% from the fourth quarter of 2003. Full time equivalent staff levels have increased from 267 at March 31, 2003 to 301 at March 31, 2004. Expansion of the BW operations coupled with the Peremel acquisition and the assumption of F&M’s brokerage operation accounted for 25 of the full time equivalent increase. During the first quarter of 2004, Bankshares entered into a 7 year service contract with SunGard Wealth Management Services to provide a new core accounting system and assume management of IWM’s back-office operations. Post conversion, which is expected late in 2004, Bankshares expects to achieve net savings in excess of $1.0 million in 2005. Management expects to incur conversion and exit costs in the range of $1.5 million to $2.0 million in the second half of 2004.

CONSOLIDATED RESULTS

Net Interest Income and Net Interest Margin

Analysis of Interest Rates and Interest Differentials

The following table presents the distribution of the average consolidated balance sheet, interest income/expense and annualized yields earned and rates paid through the three months ended March 31, 2004 and 2003.

	2004			2003
(Dollars in thousands)	Average Balance	Income*/ Expense	Yield*/ Rate	Average Balance	Income*/ Expense	Yield*/ Rate
Earning assets
Loans:**
Commercial	$5,401,384	$74,280	5.53%	$4,449,636	$66,059	6.02%
Construction	1,103,901	14,209	5.18	823,547	11,386	5.61
Residential real estate	1,358,975	20,488	6.06	1,077,721	18,313	6.89
Consumer	1,474,173	21,229	5.79	1,008,741	16,449	6.61
Total loans	9,338,433	130,206	5.61	7,359,645	112,207	6.18
Federal funds sold, et al	47,791	175	1.47	56,500	723	5.19
Securities:***
Taxable securities
U.S. Treasury securities	798,980	7,786	3.92	1,241,058	13,027	4.26
U.S. Agency securities	761,720	7,308	3.86	686,987	8,168	4.82
Mortgage-backed securities	1,277,802	12,307	3.87	511,513	5,989	4.75
Other stocks & bonds	146,592	3,607	9.90	98,378	821	3.38
Tax-exempt securities
States & political subdivisions	104,375	1,451	5.59	38,794	772	8.07
Total securities	3,089,469	32,459	4.23	2,576,730	28,777	4.53
Interest-bearing deposits in other banks	158	—	1.09	358	3	3.89
Total earning assets	12,475,851	162,840	5.25	9,993,233	141,710	5.75
Cash and due from banks	285,524			225,975
Bank premises and equipment, net	141,632			103,706
Other assets	871,583			341,538
Less: allowance for loan losses	(156,397)			(140,243)
Total assets	$13,618,193			$10,524,209
Interest-bearing liabilities
Deposits:
Savings	$1,364,181	984	0.29	$1,029,033	1,370	0.54
Checking plus interest accounts	1,236,552	461	0.15	953,243	558	0.24
Money market	1,590,460	2,362	0.60	1,185,071	2,637	0.90
Time deposits $100,000 and over	1,287,695	6,379	1.99	1,223,688	7,968	2.64
Other time deposits	1,979,433	10,581	2.15	1,716,941	12,596	2.98
Total interest-bearing deposits	7,458,321	20,767	1.12	6,107,976	25,129	1.67
Short-term borrowings	919,388	1,419	0.62	779,200	1,545	0.80
Long-term debt	649,058	5,255	3.26	275,838	2,362	3.47
Total interest-bearing funds	9,026,767	27,441	1.22	7,163,014	29,036	1.64
Noninterest-bearing deposits	2,608,324			1,961,362
Other liabilities and accrued expenses	134,641			104,493
Total liabilities	11,769,732			9,228,869
Shareholders’ equity	1,848,461			1,295,340
Total liabilities & shareholders’ equity	$13,618,193			$10,524,209
Net interest rate spread		$135,399	4.03%		$112,674	4.11%
Effects of noninterest-bearing funds			0.34			0.46
Net interest margin on earning assets			4.37%			4.57%
Taxable-equivalent adjustment included in:
Loan income		$1,146			$1,215
Investment securities income		579			333
Total		$1,725			$1,548

* Presented on a tax-equivalent basis using the statutory federal corporate income tax rate of 35% (see reconciliation of non-GAAP measures on pages 30 and 31)

** Nonaccrual loans are included in average loans

*** Balances reported at amortized cost; excludes pretax unrealized gains (losses) on securities available-for-sale

Rate / Volume Analysis

A rate/volume analysis, which demonstrates changes in interest income and expense for significant assets and liabilities, appears below:

	For the three months ended March 31, 2004 vs. 2003
	Due to variances in
(Dollars in thousands)	Rates	Volumes (4)	Total
Interest earned on:
Loans:
Commercial (1)	$(5,909)	$14,130	$8,221
Construction (2)	(1,053)	3,876	2,823
Residential real estate	(2,604)	4,779	2,175
Consumer	(2,810)	7,590	4,780
Total loans	(12,376)	30,375	17,999
Taxable securities (3)	(1,931)	4,934	3,003
Tax-exempt securities (3)	(626)	1,305	679
Federal funds sold, et al	(437)	(111)	(548)
Interest-bearing deposits in other banks	(1)	(2)	(3)
Total interest income	(15,371)	36,501	21,130

Interest paid on:
Savings deposits	(832)	446	(386)
Checking plus interest deposits	(263)	166	(97)
Money market accounts	(1,177)	902	(275)
Certificates of deposit $100,000 and over	(2,006)	417	(1,589)
Other time deposits	(3,941)	1,926	(2,015)
Short-term borrowings	(404)	278	(126)
Long-term debt	(302)	3,196	2,894
Total interest expense	(8,925)	7,331	(1,594)
Net interest earned	$(24,296)	$43,832	$19,536

(1)          Interest quarter-to-date tax-equivalent adjustment of $909 thousand and $876 thousand for 2004 and 2003, respectively, are included in the commercial loan rate variances.

(2)          Interest quarter-to-date tax-equivalent adjustment of $237 thousand and $339 thousand for 2004 and 2003, respectively, are included in the construction loan rate variances.

(3)          Interest quarter-to-date tax-equivalent adjustment of $579 thousand and $333 thousand for 2004 and 2003, respectively, are included in the investment securities rate variances.

(4)          Changes attributable to mix (rate and volume) are included in volume variance.

Net interest income for the quarter ended March 31, 2004 increased 20% to $133.7 million from the first quarter last year primarily as a result of the F&M acquisition.  Net interest income is affected by both changes in the amount and composition of interest-earning assets and interest-bearing liabilities and by changes in the level of interest rates. The growth in net interest income was attributable to the growth in average earning assets, particularly in the loan portfolio (27%) and the investment securities portfolio (20%). This growth is largely as a result of the F&M acquisition. While the growth in the average loan portfolio shows signs of improvement, management expects loan growth to remain in the mid-single digit range for the next several quarters.

Growth in net interest income was partially offset by a 20 basis point (bp) decline in net interest margin from 4.57% for the first quarter of 2003 to 4.37% for the current quarter. With slowing deposit growth, management used excess liquidity, reflected in federal funds sold and maturities in the investment portfolio, to fund loan growth.  End of period loan growth from December 31, 2003 to March 31, 2004 was $162.3 million or 2% (7% annualized). Loan growth slowed from the $257.1 million growth in the fourth quarter of 2003. While residential real estate and construction lending each showed double digit annualized growth, annualized commercial and commercial real estate loan growth was 6.6%, down from 13.3% in the fourth quarter of 2003 and consumer loans decreased at an annualized 2.5% rate versus a 10.5% positive growth rate in the fourth quarter of 2003. Lower reinvestment yields on maturing investment securities and prepayments of mortgage-related securities reduced yields in the investment portfolio. Based on current market conditions, which include a recent slowing of mortgage refinancing activity and a steepening of the yield curve, management expects the net interest margin to improve in 2004. Net interest income increased a modest $0.4 million from the fourth quarter of 2003.  An improvement of 9 bp in the net interest margin, from 4.28% for the fourth quarter of 2003 to 4.37% for the first quarter of 2004, was sufficient to offset a $48.0 million decline in average earning assets over the same period. The linked quarter improvement in the margin was attributable to a shift in earning assets to loans from investment securities.  Average loans accounted for 74.9% of earning assets this quarter as compared to 72.9%, in the fourth quarter of 2003.

Compared to the same quarter last year, average total deposits increased $2.0 billion to $10.1 billion.  Compared to the 2003 fourth quarter’s average, total deposits declined by $102.1 million.  The slowing of deposit inflows was noted during the fourth quarter of 2003. This deposit flow pattern is more typical of what Bankshares has historically experienced during the first quarter as compared to the consistently strong inflows experienced in the first quarter over the past several years.  Based on historical experience, management expects deposit inflows to improve in the second quarter of 2004.  At March 31, 2004, total deposits were $10.5 billion, representing a $281.0 million increase from December 31, 2003.

Noninterest Income

	For the 3 Months Ended March 31,		% Change
(Dollars in thousands)	2004	2003	2004 / 2003
Investment and wealth management	$21,983	$17,365	26.6%
Service charges on deposit accounts	10,119	8,060	25.5
Mortgage banking related fees:
Commercial	1,920	1,626	18.1
Residential	1,020	762	33.9
Total mortgage banking related fees	2,940	2,388	23.1
Investment securities gains and (losses)	(55)	815	(106.7)
Other income:
Electronic banking fees	4,400	3,453	27.4
Charges and fees on loans	2,458	2,449	0.4
Insurance	3,828	158	2,322.8
Bank-owned life insurance	794	429	85.1
All other income	3,418	2,736	24.9
Total other income	14,898	9,225	61.5
Total	$49,885	$37,853	31.8%

Noninterest income for the quarter ended March 31, 2004 increased by $12.0 million, or 32%, to $49.9 million compared to $37.9 million for the same period in 2003. Noninterest income increased 5% from the fourth quarter of 2003. The table above shows the major components of noninterest income.  Investment and wealth management (“IWM”) revenue represents the largest source of noninterest income at 44%. Factors having a positive impact on IWM revenues were rising equity markets and increased new sales across both mutual funds and separately managed accounts. The inclusion of Boyd Watterson Asset Management LLC and Peremel & Company, Inc., which were acquired in March and April of 2003, respectively, accounted for $2.2 million of the increase in IWM revenues over this period.

 Service charges on deposit accounts increased in line with the growth in deposit balances. For the first quarter of 2004 compared to the first quarter of 2003, the $2.1 million, or 26%, growth in service charge income was largely attributable to the F&M acquisition. Services charges on deposit accounts declined $0.7 million compared to the fourth quarter of 2003 due to lower collected fees on overdrafts and non-sufficient funds.

 Mortgage banking-related fees increased by $0.6 million or 23% in the first quarter of 2004 compared to the first quarter of 2003 primarily due to F&M.  Bankshares’ mortgage banking revenue is comprised of loan activities of Mercantile Mortgage Corporation’s commercial mortgage subsidiary, Columbia National Real Estate Financing LLC, and its residential mortgage joint venture with Wells Fargo Ventures LLC. Although year-over-year shows a greater increase in residential-related fees, trends from the fourth quarter of 2003 show a 19% decline in residential-related fees being more than offset by a 23.5% increase in commercial-related fees.

Last year, investment securities gains and losses mostly represented sales of equity securities held in the available-for-sale portfolios.  The gain in the first quarter of 2003 was generated as part of a repositioning of the balance sheet for interest rate changes that adjusted portfolio yields and duration.

 The year-over-year increases in other income includes several categories. Electronic banking fees, which consisting of merchant card processing fees, foreign ATM fees and check card fees, increased $0.9 million. Charges and fees on loans consist of letters of credit fees, late fees and other assessed loan fees. Insurance revenues are derived from fee income related to the sale and servicing of insurance products. The increase of $3.7 million in insurance income is attributable almost entirely to F&M. Bank-owned life insurance (“BOLI”) income is mostly derived from Bankshares investment of $50.0 million during the third quarter of 2002. All other income consists of revenues from various sources, such as safe deposit box rent, travelers’ checks, money orders and bill collection fees. Included in all other income in the first quarter of 2004 is $0.5 million in gains from the disposition of bank-owned buildings, which was excluded from cash operating earnings. The linked-quarter increase of $2.8 million was attributable largely to a $1.2 million increase in insurance fees, the $0.5 million gain in the disposition of bank-owned buildings and a $0.3 million increase in electronic banking fees.

Noninterest Expenses

	For the 3 Months Ended March 31,		% Change
(Dollars in thousands)	2004	2003	2004 / 2003
Salaries	$44,788	$34,415	30.1%
Employee benefits	12,513	9,428	32.7
Net occupancy expense of bank premises	6,060	4,096	47.9
Furniture and equipment expense	7,364	6,799	8.3
Communication and supplies	4,304	3,436	25.3
Other expenses:
Professional services	3,834	2,079	84.4
Advertising and promotional expense	1,703	1,465	16.2
Electronic banking expense	1,929	1,583	21.8
Amortization of intangible assets	2,032	560	262.9
Outsourcing expense	1,459	949	53.7
All other expenses	7,400	4,971	48.9
Total other expense	18,357	11,607	58.2
Total	$93,386	$69,781	33.8%

Noninterest expense for the three months ended March 31, 2004 increased by $23.6 million, or 34%, to $93.4 million compared to $69.8 million for the first quarter of 2003.  The table above shows the major components of noninterest expenses.  The principal reason for the year-over-year increase in each noninterest expense category was the inclusion of the Acquisition. In comparison to the fourth quarter 2003, noninterest expenses decreased $6.0 million from $99.4 million reported for that quarter. This decline is primarily attributable to a decrease in F&M merger-related expenses from $4.7 million last quarter to $0.4 million in the current quarter. Management expects to incur no additional significant merger-related expenses associated with the F&M acquisition.

 As a result of the level of expenses, the operating efficiency ratio, a key measure of expense management, increased. The efficiency ratio is computed by dividing noninterest expenses by the sum of net interest income on a tax-equivalent basis and noninterest income. Bankshares’ efficiency ratio was 50.40% compared to 46.36% for the three months ended March 31, 2004 and 2003, respectively. A large portion of the increase in the efficiency ratio for 2004 was due to the increased expenses associated with the inclusion of the Acquisitions.  On a non-GAAP basis, the cash operating efficiency ratio excludes amortization expense for intangibles and nonoperating income and expenses, such as securities gains and losses and other significant gains, losses or expenses (such as those associated with integrating acquired entities’ operations into Bankshares).  Bankshares’ cash operating efficiency ratio was 49.24%, compared to 46.25% for the three months ended March 31, 2004 and 2003, respectively. For the reconciliation of GAAP to non-GAAP measures, see pages 30 and 31 in this filing.

 Employee-related expenses, which include salaries, benefits and incentive compensation, was the largest component at 61% of noninterest expenses.  F&M accounted for a substantial portion of the $13.5 million increase in employee related expenses for the first quarter of 2004 compared to the same period in 2003. Salaries expense for the first quarter of 2004 compared to the fourth quarter of 2003, declined $0.9 million. Savings from the F&M integration were partially offset by a $0.5 million increase in sales commissions and a $1.0 million increase in salaries expense at Mercantile — Safe Deposit and Trust Company (“MSD&T”), the lead bank, which was largely attributable to compliance and new business initiatives. The increase in benefits expense over the prior year and the fourth quarter of 2003 is attributed to increased medical insurance cost, which increased $1.8 million over the quarter ended March 31, 2003 and $1.2 million over the fourth quarter of 2003.  The increase is reflective of the increased number of employees and adverse claims experience.  Payroll taxes also increased $1.1 million over the same quarter last year and $1.5 million over the fourth quarter of 2003.  These expenses are normally higher in the first quarter than they are in the remaining quarters of each year.

 Net occupancy expense, which includes depreciation, rents, maintenance and utilities, increased due to the additional branch and corporate office locations related to the Acquisitions.  Additionally, generally higher rental payments and an increase in expenses associated with improvements are reflected in the increase in net occupancy expense.

 Furniture and equipment expenses include premises depreciation, rental and maintenance expense associated with the upkeep and improvement of hardware and computer software.

 Communications and supplies increase in relation to supplies needed for additional branch office locations, including brochures and operational supplies, as well as increased customer information mailings and disclosures related to the F&M acquisition.

 Other expenses consist of professional services, marketing, electronic banking and several other categories such as travel and membership, amortization, licensing and insurance and sundry losses. The year-over-year increases are attributable to the Acquisitions but from the fourth quarter of 2003, other expenses declined of $4.9 million. This decline from the previous quarter is largely due to the merger efficiencies realized and a reduction in merger-related charges. Professional services were favorably affected by a decrease in directors’ deferred compensation expense, which declined by $1.4 million from the prior quarter. Marketing expenses also decreased by $1.6 million on a linked-quarter basis, with $0.8 million of these expenses being merger-related in the fourth quarter of 2003.

Analysis of Financial Condition

At March 31, 2004 compared to December 31, 2003, total assets increased 3% or $446.9 million.  Total loans increased 2% or $162.3 million. Decreases in commercial and consumer loans, along with the planned run-off in lease receivables, were offset by increases in commercial real estate, construction and residential real estate loans. Total investment securities decreased 1% or $30.3 million.

Total deposits at March 31, 2004, were $10.5 billion, an increase of 3% or $281.0 million over December 31, 2003.  Interest-bearing deposits, which represent 74% of total deposits, were $7.8 billion, an increase of 4% or $262.6 million from the end of last year. A 2% decline in other deposits was more than offset by increases in all of the other deposit categories.

At March 31, 2004, total assets increased 28% or $3.1 billion compared to one year earlier. Total loans increased 27% or $2.0 billion and total investment securities increased 17% or $446.7 million. These substantial increases are due principally to the acquisition of F&M, which accounted for approximately 70% of the growth in total assets.

At March 31, 2004, total deposits increased 24% or $2.0 billion compared to one year earlier. A portion of the growth in deposits was due to F&M.  F&M added approximately 80% to the total deposit growth.  The additional growth in deposits was in core deposits from customers in the local markets. The affiliate banking structure positions Bankshares to compete not only with the large national and regional banking companies in the gathering of these funds, but also with local community banks. Management believes Bankshares is positioned to retain these deposits in a rising interest rate scenario.  However, should there be an outflow of deposits, a reversal of recent trends, the investment portfolio should provide adequate liquidity.

Shareholders’ equity at March 31, 2004 was $1.9 billion, an increase of 3% from December 31, 2003.  Bankshares has authorization enabling it to repurchase up to 1.5 million additional shares.  There were no share repurchases during the quarter. Historically, shares have been repurchased in open market transactions as well as under accelerated programs. In April 2004, management resumed the repurchase of shares by entering into a privately negotiated agreement for the accelerated purchase of one million shares. Since the share repurchase program began in the mid-1990’s, Management has generally targeted 40% of net income for cash dividends to shareholders and 30% of net income for potential share repurchases.  At March 31, 2004 and December 31, 2003, the cash dividend payout ratio was 47.14% and 47.78% respectively. For more details, see the Statement of Changes in Consolidated Shareholders’ Equity.

RISK MANAGEMENT

Credit Risk Analysis

Bankshares’ loans and commitments are substantially to borrowers located in our immediate region. Bankshares has set an internal limit for each affiliate bank, that is well below the regulatory limit, on the maximum amount of credit that may be extended to a single borrower. For more information on credit risk see “Risk Management – Credit Risk Analysis” in the Mercantile Bankshares Corporation’s Annual Report on Form 10-K

Nonperforming Assets

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

During the three months ended March 31, 2004, nonperforming assets decreased $2.4 million to $48.1 million from $50.5 million at December 31, 2003.  Nonaccrual loans were $48.0 million at March 31, 2004 and other real estate owned, the other component of nonperforming assets, was $0.1 million.  Nonperforming assets as a percent of period-end loans and other real estate owned was .51% at March 31, 2004 and .55% at December 31, 2003, respectively.  The decrease in nonperforming loans was due primarily to continued improvement in credit quality within Bankshares’ Community Banks.

At March 31, 2004 and December 31, 2003, monitored loans, or loans with characteristics suggesting that they could be classified as nonperforming in the near future, were $26.6 million and $28.4 million, respectively. Two loans at MSD&T contributed $17.6 million to the current total. These loans are secured by two commercial aircraft, which are leased to a regional commercial airline. In light of the prevailing conditions in the commercial airline industry, management has included these loans in the “monitored” status.

The amount of loans past due 30-89 days decreased from $43.6 million at December 31, 2003 to $42.9 million at March 31, 2004. In general, credit quality indicators remain stable at the Community Banks with greater fluctuations occurring at MSD&T.

The table below presents a comparison of nonperforming assets at March 31, 2004, December 31, 2003 and March 31, 2003.

(Dollars in thousands)	March 31, 2004	December 31, 2003	March 31, 2003
Nonaccrual loans (1)
Commercial	$41,837	$43,932	$19,993
Construction	159	651	1,383
Residential real estate	3,961	3,721	2,967
Consumer	1,313	1,224	234
Lease financing	737	824	2,678
Total	48,007	50,352	27,255
Renegotiated loans (1)	—	—	—
Loans contractually past due 90 days or more and still accruing interest	—	—	—
Total nonperforming loans	48,007	50,352	27,255
Other real estate owned	134	191	194
Total nonperforming assets	$48,141	$50,543	$27,449
Nonperforming loans as a percent of period-end loans	0.51%	0.54%	0.37%
Nonperforming assets as a percent of period-end loans and other real estate owned	0.51%	0.55%	0.37%

(1)          Aggregate gross interest income of $811 thousand, $4.1 million and $548 thousand for the first quarter 2004, the year 2003 and the first quarter 2003, respectively, on nonaccrual and renegotiated loans, would have been recorded if these loans had been accruing on their original terms throughout the period or since origination if held for part of the period.  The amount of interest income on the nonaccrual and renegotiated loans that was recorded totaled $295 thousand, $2.1million and $55 thousand for the first quarter 2004, the year 2003 and the first quarter 2003, respectively

Note: Bankshares was monitoring loans estimated to aggregate $26.6 million at March 31, 2004, $28.4 million at December 31, 2003 and $34.9 million at March 31, 2003, not classified as nonaccrual or renegotiated loans.  These loans had characteristics that indicated they might result in such classification in the future.

Allowance and Provision for Loan Losses

Each Bankshares affiliate is required to maintain an allowance for loan losses adequate to absorb losses inherent in the loan portfolio. Each affiliate’s reserve is dedicated to that affiliate only and is not available to absorb losses from another affiliate.   Management at each affiliate, along with Bankshares’ management, conducts a regular review to assure that adequacy.  On a periodic basis, significant credit exposures, nonperforming loans, impaired loans, historical losses by loan type and various statistical measurements of asset quality are examined to assure the adequacy of the allowance for loan losses. Management believes that the allowance for loan losses is at an adequate level to absorb losses inherent in the portfolio.

The allowance for loan losses has been established through provisions for loan losses charged against income. Loans deemed uncollectible are charged against the allowance for loan losses and any subsequent recoveries are credited to the allowance.  Intensive collection efforts continue after charge-off in order to maximize recovery amounts.  The provision for loan losses for the first quarter of 2004 was $2.4 million, a 20% decrease from the same period last year and from the fourth quarter of 2003. The decline in the provision reflects a continued improvement in the economy and stable credit quality within Bankshares’ Community Banks. The Community Banks’ loan portfolios is more heavily weighted toward consumer and residential real estate loans. Potential losses in these portfolios are more predictable and quantifiable, generally resulting in a lower required allowance. Net charge-offs were $1.1 million for the first quarter of 2004, $3.5 million for the fourth quarter of 2003 and $1.2 million for the first quarter of 2003. The allowance for loans as a percent of period-end loans decreased to 1.66% at March 31, 2004 from 1.68% at December 31, 2003 and 1.89% at March 31, 2003.

The following table presents a summary of the activity in the Allowance for Loan Losses.

	For the 3 Months Ended March 31,
(Dollars in thousands)	2004	2003
Allowance balance - beginning	$155,337	$138,601
Charge-offs:
Commercial	(718)	(447)
Construction	—	—
Residential real estate	(101)	—
Consumer	(1,117)	(851)
Lease financing	—	(641)
Total	(1,936)	(1,939)
Recoveries:
Commercial	118	222
Construction	4	135
Residential real estate	52	4
Consumer	634	388
Lease financing	—	—
Total	808	749
Net charge-offs	(1,128)	(1,190)
Provision for loan losses	2,426	3,016
Allowance balance - ending	$156,635	$140,427
Average loans	$9,338,433	$7,359,645
Percent of net charge-offs (annualized) to average loans	0.05%	0.07%
Period-end loans	$9,434,420	$7,446,553
Percent of allowance for loan losses to period-end loans	1.66%	1.89%

Interest Rate Risk

The objective of interest rate risk management is to contain the risks associated with interest rate fluctuations. The process involves identification and management of the sensitivity of net interest income to changing interest rates and other market factors. Interest rate risk, one of the more prominent risks in terms of potential earnings impact, is an inevitable part of being a financial intermediary. For more information see “Risk Management – Interest Rate Risk” in the Mercantile Bankshares Corporation’s Annual Report on Form 10-K

EARNINGS SIMULATION MODEL PROJECTIONS

 The following table summarizes the effect a positive 100 and 200 bp change and a negative 50 bp change in interest rates would have on Bankshares’ net interest income over the next 12 months.

	Calculated increase / (decrease) in projected net interest income
Change in interest rates (basis points)	March 31, 2004	December 31, 2003
+200	4.5%	4.6%
+100	2.3%	2.4%
-50	(2.2)%	(2.1)%

Bankshares’ interest sensitivity has remained substantially unchanged from December 31, 2003. Based on its most recent simulation model, Bankshares’ net interest income would increase by $10.9 million and $21.6 million if interest rates were to move up 100 bp or 200 bp, respectively. A downward movement of 50 bp would reduce net interest income by $10.8 million.

Market Risk

Market risk is defined as the constraint imposed by lower market values of assets and liabilities as interest rates and equity markets fluctuate. Changes in market values also impact the fee income earned by IWM, where a significant portion of the fee schedule is tied to current asset values under management or administration. Bankshares has designated substantially all of its investment portfolio as available-for-sale and in accordance with financial reporting standards, this portfolio is reported at fair value. Changes in fair value, net of tax, are reflected as a component of shareholders’ equity. Bankshares’ maintenance of capital ratios well above regulatory requirements (see Footnote No. 9) provides management with the flexibility to utilize the available-for-sale portfolio for liquidity and interest rate risk management needs, even during a period when valuations are depressed. Maintaining a fairly short duration in the portfolio also mitigates market risk.

Liquidity Risk

Liquidity risk is the possibility that Bankshares will not be able to fund present and future financial obligations. The objective of liquidity management is to maintain the ability to meet commitments to fund loans, purchase securities and repay deposits and other liabilities in accordance with their terms. Core deposits and the available-for-sale investment portfolio are key elements in meeting this objective. For the three months ended March 31, 2004, core deposits (total deposits less certificates of deposit of $100,000 and over), averaged $8.8 billion compared to $8.9 billion for the fourth quarter of 2003 and $6.8 billion for the first quarter of 2003. Although not viewed as core deposits, a substantial portion of short-term borrowings comprised of securities sold under agreements to repurchase and commercial paper, originate from core deposit relationships tied to the overnight cash management program offered to customers.

By limiting the maturity of securities and maintaining a conservative investment posture, management can rely on the investment portfolio to help meet any short-term funding needs. U.S. Treasury and agency securities, which provide the greatest liquidity, averaged $1.6 billion in the first quarter of 2004, a 19% decrease from the average of $1.9 billion for the same period in 2003. In addition to these sources, Bankshares has access to national markets for certificates of deposit, commercial paper and debt financing. Should it need to further supplement its liquidity, Bankshares has $1.8 billion in lines with the FHLB Atlanta and back-up commercial paper lines of $40 million with commercial banks. Bankshares is required to obtain approval from holders of Bankshares’ 6.72% and 6.80% unsecured senior notes if it incrementally borrows in excess of $150 million. For more information see “Risk Management — Liquidity Risk” in the Mercantile Bankshares Corporation’s Annual Report on Form 10-K.

In the normal course of business, Bankshares routinely evaluates alternative sources of funding and liquidity.  With the current strong demand by real estate investors for stable commercial office properties, management is exploring the merits of a potential sale/leaseback transaction of its headquarters facility at Two Hopkins Plaza, Baltimore, MD.  Such a transaction would enhance Bankshares’ liquidity through the cash generated on the sale and a reduced investment in bank premises.  This analysis is still in the preliminary stage and management cannot predict what level of interest outside parties might have, the financial value such a transaction will generate, or even if a transaction will be consummated.

Cautionary Statement

This report contains financial information determined by methods other than in accordance with Generally Accepted Accounting Principles (“GAAP”). Bankshares’ management uses these non-GAAP measures in their analysis of the Company’s performance. In, particular, net interest income, net interest margin and the cash operating efficiency ratio are calculated on a fully tax-equivalent basis (“FTE”).  The FTE basis is determined by adjusting net interest income to reflect tax-exempt interest income on a before-tax equivalent basis. These measures typically adjust GAAP performance measures to exclude intangible assets and the amortization of intangible assets related to the consummation of mergers. These non-GAAP measures may also exclude other significant gains, losses or expenses that are unusual in nature. Since these items and their impact on Bankshares’ performance are difficult to predict, management believes presentations of financial measures excluding the impact of these items provide useful supplemental information that is essential to a proper understanding of the operating results and financial position of Bankshares core businesses. These disclosures should not be viewed as a substitute for results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

This report contains forward-looking statements within the meaning of and pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  A forward-looking statement encompasses any estimate, prediction, opinion or statement of belief contained in this report, and the underlying management assumptions.  Such statements in this report include: identification of trends,;loan growth; comments on adequacy of the allowance for loan losses; credit quality; changes in leasing activities; effects of asset sensitivity and interest rate changes; information concerning market risk referenced in Item 3; expected pro forma assets, loans and deposits of the banks resulting from the planned reorganization; and the anticipated effect of the proposed reorganization on operations, regulatory compliance and service to banking customers.  Forward-looking statements are based on current expectations and assessments of potential developments affecting market conditions, interest rates and other economic conditions, and results may ultimately vary from the statements made in this report.  In addition, the following factors, among others, could cause actual results to differ materially from the anticipated results or expectations expressed in the forward-looking statements: Regulatory approvals for the transactions occurring in connection with the reorganization could be delayed or more burdensome to obtain than currently expected resulting in, among other things, an effective date later than July 2004; administrative and operational efficiencies may not improve to the degree projected; and competitive pressures and regulatory complexities that affect our banks may be stronger than expected.

Supplemental Information by Quarter

Select Financial Data

(in thousands, except per share data)

	1Q 04	4Q 03	3Q 03	2Q 03	1Q 03	1Q 04 vs 4Q 03	1Q 04 vs 1Q 03
OPERATING RESULTS
Net interest income (1)	$133,674	$133,249	$122,232	$112,723	$111,126	0.3%	20.3%
Net interest income - taxable equivalent (1)	135,399	135,130	123,989	114,297	112,674	0.2	20.2
Provision for loan losses	2,426	3,033	3,005	3,051	3,016	(20.0)	(19.6)
Net income	55,697	50,645	47,173	50,010	48,986	10.0	13.7

PER COMMON SHARE DATA
Basic net income	$.70	$.64	$.64	$.73	$.71	9.4%	(1.4)%
Diluted net income	.69	.63	.63	.72	.71	9.5	(2.8)
Dividends paid	.33	.33	.33	.33	.30	—	10.0
Book value at period end	23.61	23.08	22.89	19.91	19.62	2.3	20.3
Market value at period end	42.93	45.58	40.00	39.35	33.94	(5.8)	26.5
Market range:
High	46.01	45.95	42.49	41.30	40.47	0.1	13.7
Low	41.50	39.76	38.91	33.90	30.16	4.4	37.6

AVERAGE BALANCE SHEET DATA
Total loans	$9,338,433	$9,129,330	$8,331,265	$7,513,576	$7,359,645	2.3%	26.9%
Total earning assets	12,475,851	12,523,854	11,750,966	10,465,457	9,993,233	(0.4)	24.8
Total assets	13,618,193	13,666,099	12,622,100	11,033,724	10,524,209	(0.4)	29.4
Total deposits	10,066,645	10,168,699	9,388,714	8,313,714	8,069,338	(1.0)	24.8
Shareholders’ equity	1,848,461	1,811,742	1,550,937	1,324,293	1,295,340	2.0	42.7

STATISTICS AND RATIOS (Net income annualized)
Return on average assets	1.64%	1.47%	1.48%	1.82%	1.89%
Return on average equity (2)	12.12	11.09	12.07	15.15	15.34
Return on average tangible equity (2)	18.01	16.49	15.70	17.05	16.99
Average equity to average assets (2)	13.57	13.26	12.29	12.00	12.31
Average tangible equity to average tangible assets (2)	9.75	9.51	9.91	10.91	11.31
Net interest rate spread - taxable equivalent	4.03	3.93	3.81	3.94	4.11
Net interest margin on earning assets-taxable equivalent	4.37	4.28	4.19	4.38	4.57
Efficiency ratio (1),(3)	50.40	54.47	53.67	48.24	46.36
Operating efficiency ratio (1),(3)	49.24	50.92	51.14	49.24	46.25
Dividend payout ratio	47.14	51.56	51.56	45.21	42.25
Bank offices	229	227	236	187	185	2	44
Employees	3,575	3,565	3,642	3,035	2,939	10	636

CREDIT QUALITY DATA AT PERIOD END
Net charge-offs	$1,128	$3,450	$2,717	$1,217	$1,190	(67.3)%	(5.2)%
Nonaccrual loans	48,007	50,352	51,001	37,768	27,255	(4.7)	76.1
Restructured loans	—	—	—	—	—
Total nonperforming loans	48,007	50,352	51,001	37,768	27,255	(4.7)	76.1
Other real estate owned, net	134	191	397	376	194	(29.8)	(30.9)
Total nonperforming assets	48,141	50,543	51,398	38,144	27,449	(4.8)	75.4

CREDIT QUALITY RATIOS
Provision for loan losses (annualized) as a percent of period-end loans	.10%	.13%	.13%	.16%	.16%
Net charge-offs (annualized) as a percent of period-end loans	.05	.15	.12	.06	.06
Nonperforming loans as a percent of period-end loans	.51	.54	.57	.50	.37
Allowance for loan losses as a percent of period-end loans	1.66	1.68	1.73	1.88	1.89
Allowance for loan losses as a percent of nonperforming loans	326.28	308.50	305.39	376.67	515.23
Other real estate owned as a percent of period-end loans and other real estate owned	—	—	—	—	—
Nonperforming assets as a percent of period-end loans and other real estate owned	.51	.55	.57	.50	.37
Nonperforming assets as a percent of total assets	.34	.37	.37	.33	.25

(1),(2),(3)  See Reconciliation of Non-GAAP measures on pages 30 and 31 for additional information.

Statement of Consolidated Income

(in thousands, except per share data)

	1Q 04	4Q 03	3Q 03	2Q 03	1Q 03	1Q 04 vs 4Q 03	1Q 04 vs 1Q 03
INTEREST INCOME
Interest and fees on loans	$129,060	$129,288	$120,137	$111,962	$110,992	(0.2)%	16.3%
Interest and dividends on investment securities:
Taxable interest income	27,401	28,660	27,285	26,638	27,184	(4.4)	0.8
Tax-exempt interest income	877	999	783	497	467	(12.2)	87.8
Dividends	261	114	212	199	229	128.9	14.0
Other investment income	3,341	2,578	1,508	2,318	564	29.6	492.4
	31,880	32,351	29,788	29,652	28,444	(1.5)	12.1
Other interest income	175	630	1,291	1,314	726	(72.2)	(75.9)
Total interest income	161,115	162,269	151,216	142,928	140,162	(0.7)	14.9

INTEREST EXPENSE
Interest on deposits	20,767	22,298	22,313	23,450	25,129	(6.9)	(17.4)
Interest on short-term borrowings	1,419	1,287	1,303	1,469	1,545	10.3	(8.2)
Interest on long-term debt	5,255	5,435	5,368	5,286	2,362	(3.3)	122.5

Total interest expense	27,441	29,020	28,984	30,205	29,036	(5.4)	(5.5)

NET INTEREST INCOME	133,674	133,249	122,232	112,723	111,126	0.3	20.3
Provision for loan losses	2,426	3,033	3,005	3,051	3,016	(20.0)	(19.6)

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	131,248	130,216	119,227	109,672	108,110	0.8	21.4

NONINTEREST INCOME
Investment and wealth management	21,983	21,483	20,577	19,508	17,365	2.3	26.6
Service charges on deposit accounts	10,119	10,840	9,701	8,311	8,060	(6.7)	25.5
Mortgage banking related fees	2,940	2,813	3,403	2,507	2,388	4.5	23.1
Investment securities gains and (losses)	(55)	122	(336)	6,536	815	(145.1)	(106.7)
Other income	14,898	12,140	12,558	8,575	9,225	22.7	61.5
Total noninterest income	49,885	47,398	45,903	45,437	37,853	5.2	31.8

NONINTEREST EXPENSES
Salaries	44,788	45,724	43,870	36,317	34,415	(2.0)	30.1
Employee benefits	12,513	8,826	10,144	9,319	9,428	41.8	32.7
Net occupancy expense of bank premises	6,060	7,305	5,136	4,219	4,096	(17.0)	47.9
Furniture and equipment expenses	7,364	9,636	8,432	6,743	6,799	(23.6)	8.3
Communications and supplies	4,304	4,682	3,889	3,181	3,436	(8.1)	25.3
Other expenses	18,357	23,255	19,718	17,270	11,607	(21.1)	58.2
Total noninterest expenses	93,386	99,428	91,189	77,049	69,781	(6.1)	33.8

Income before income taxes	87,747	78,186	73,941	78,060	76,182	12.2	15.2
Applicable income taxes	32,050	27,541	26,768	28,050	27,196	16.4	17.8

NET INCOME	$55,697	$50,645	$47,173	$50,010	$48,986	10.0	13.7

Weighted average shares outstanding	79,725	79,554	74,253	68,860	68,769	0.2	15.9
Adjusted weighted average shares outstanding	80,258	80,196	74,840	69,318	69,190	0.1	16.0

NET INCOME PER COMMON SHARE:
Basic	$.70	$.64	$.64	$.73	$.71	9.4	(1.4)
Diluted	$.69	$.63	$.63	$.72	$.71	9.5	(2.8)

Statement of Consolidated Noninterest Income and Noninterest Expenses

(in thousands)

Noninterest Income	1Q 04	4Q 03	3Q 03	2Q 03	1Q 03	1Q 04 vs 4Q 03	1Q 04 vs 1Q 03
Investment and wealth management	$21,983	$21,483	$20,577	$19,508	$17,365	2.3%	26.6%
Service charges on deposit accounts	10,119	10,840	9,701	8,311	8,060	(6.7)	25.5
Mortgage banking related fees:
Commercial	1,920	1,555	1,773	1,693	1,626	23.5	18.1
Residential	1,020	1,258	1,630	814	762	(18.9)	33.9
Total mortgage banking related fees	2,940	2,813	3,403	2,507	2,388	4.5	23.1
Investment securities gains and (losses)	(55)	122	(336)	6,536	815	(145.1)	(106.7)
Other income:
Electronic banking fees	4,400	4,083	5,133	4,145	3,453	7.8	27.4
Charges and fees on loans	2,458	2,602	2,430	2,069	2,449	(5.5)	0.4
Insurance	3,828	2,670	1,653	175	158	43.4	2,322.8
Bank owned life insurance	794	576	559	439	429	37.8	85.1
All other income	3,418	2,209	2,783	1,747	2,736	54.7	24.9
Total other income	14,898	12,140	12,558	8,575	9,225	22.7	61.5
Total	$49,885	$47,398	$45,903	$45,437	$37,853	5.2%	31.8%

Noninterest Expenses	1Q 04	4Q 03	3Q 03	2Q 03	1Q 03	1Q 04 vs 4Q 03	1Q 04 vs 1Q 03
Salaries	$44,788	$45,724	$43,870	$36,317	$34,415	(2.0)%	30.1%
Employee benefits	12,513	8,826	10,144	9,319	9,428	41.8	32.7
Net occupancy expense of bank premises	6,060	7,305	5,136	4,219	4,096	(17.0)	47.9
Furniture and equipment expenses	7,364	9,636	8,432	6,743	6,799	(23.6)	8.3
Communications and supplies	4,304	4,682	3,889	3,181	3,436	(8.1)	25.3
Other expenses:
Professional services	3,834	7,080	5,380	4,962	2,079	(45.8)	84.4
Advertising and promotional expenses	1,703	3,275	2,168	2,247	1,465	(48.0)	16.2
Electronic banking expenses	1,929	1,791	2,432	1,851	1,583	7.7	21.8
Amortization of intangible assets	2,032	1,847	1,688	848	560	10.0	262.9
Outsourcing expenses	1,459	1,136	1,049	1,010	949	28.4	53.7
All other expenses	7,400	8,126	7,001	6,352	4,971	(8.9)	48.9
Total other expenses	18,357	23,255	19,718	17,270	11,607	(21.1)	58.2
Total	$93,386	$99,428	$91,189	$77,049	$69,781	(6.1)%	33.8%

Consolidated Average Balance Sheets

(in thousands)

											Average Balance
											1Q 04 vs 4Q 03	1Q 04 vs 1Q 03
	1Q04		4Q03		3Q03		2Q03		1Q03
	Average Balance	Yield*/ Rate	Average Balance	Yield*/ Rate	Average Balance	Yield*/ Rate	Average Balance	Yield*/ Rate	Average Balance	Yield*/ Rate
Earning assets
Loans: **
Commercial	$5,401,384	5.53%	$5,293,174	5.57%	$4,900,613	5.64%	$4,527,486	5.92%	$4,449,636	6.02%	2.0%	21.4%
Construction	1,103,901	5.18	1,053,049	5.25	969,251	5.34	870,955	5.51	823,547	5.61	4.8	34.0
Residential real estate	1,358,975	6.06	1,309,345	6.13	1,205,020	6.28	1,089,772	6.63	1,077,721	6.89	3.8	26.1
Consumer	1,474,173	5.79	1,473,762	5.94	1,256,381	6.18	1,025,363	6.42	1,008,741	6.61	—	46.1
Total loans	9,338,433	5.61	9,129,330	5.67	8,331,265	5.78	7,513,576	6.04	7,359,645	6.18	2.3	26.9
Federal funds sold, et al	47,791	1.47	215,329	1.15	413,675	1.19	313,844	1.68	56,500	5.19	(77.8)	(15.4)
Securities: ***
Taxable securities
U.S. Treasury and gov. agencies	1,560,700	3.89	1,629,554	4.01	1,629,544	4.19	1,741,380	4.32	1,928,045	4.46	(4.2)	(19.1)
Mortgage-backed	1,277,802	3.87	1,275,875	3.79	1,150,073	3.48	760,630	4.15	511,513	4.75	0.2	149.8
Other stocks and bonds	146,592	9.90	142,405	7.51	120,093	5.70	98,277	10.38	98,378	3.38	2.9	49.0
Tax-exempt securities
States and political subdivisions	104,375	5.59	117,374	5.59	84,944	6.05	37,412	8.82	38,794	8.07	(11.1)	169.0
Total securities	3,089,469	4.23	3,165,208	4.14	2,984,654	4.03	2,637,699	4.56	2,576,730	4.53	(2.4)	19.9
Interest-bearing deposits in other banks	158	1.09	13,987.23		21,372.85		338	3.50	358	3.89	(98.9)	(55.9)
Total earning assets	12,475,851	5.25	12,523,854	5.20	11,750,966	5.16	10,465,457	5.54	9,993,233	5.75	(0.4)	24.8

Cash and due from banks	285,524		298,581		295,289		243,728		225,975		(4.4)	26.4
Bank premises and equipment, net	141,632		139,022		124,275		104,825		103,706		1.9	36.6
Other assets	871,583		861,348		602,614		361,951		341,538		1.2	155.2
Less: allowance for loan losses	(156,397)		(156,706)		(151,044)		(142,237)		(140,243)		(0.2)	11.5
Total assets	$13,618,193		$13,666,099		$12,622,100		$11,033,724		$10,524,209		(0.4)	29.4

Interest-bearing liabilities
Deposits:
Savings	$1,364,181.29		$1,341,697.30		$1,218,813.30		$1,078,760.51		$1,029,033	.54	1.7	32.6
Checking plus interest accounts	1,236,552.15		1,217,573.16		1,119,989.16		993,268.22		953,243	.24	1.6	29.7
Money market	1,590,460.60		1,606,119.62		1,431,262.61		1,201,044.81		1,185,071	.90	(1.0)	34.2
Time deposits $100,000 and over	1,287,695	1.99	1,316,951	2.08	1,270,016	2.20	1,277,652	2.37	1,223,688	2.64	(2.2)	5.2
Other time deposits	1,979,433	2.15	2,038,739	2.21	1,942,113	2.39	1,708,177	2.72	1,716,941	2.98	(2.9)	15.3
Total interest-bearing deposits	7,458,321	1.12	7,521,079	1.18	6,982,193	1.27	6,258,901	1.50	6,107,976	1.67	(0.8)	22.1
Short-term borrowings	919,388.62		907,914.56		944,979.55		771,892.76		779,200	.80	1.3	18.0
Long-term debt	649,058	3.26	649,516	3.32	611,801	3.48	527,223	4.02	275,838	3.47	(0.1)	135.3
Total interest-bearing funds	9,026,767	1.22	9,078,509	1.27	8,538,973	1.35	7,558,016	1.60	7,163,014	1.64	(0.6)	26.0

Noninterest-bearing deposits	2,608,324		2,647,620		2,406,521		2,054,813		1,961,362		(1.5)	33.0
Other liabilities and accrued expenses	134,641		128,228		125,669		96,602		104,493		5.0	28.9
Total liabilities	11,769,732		11,854,357		11,071,163		9,709,431		9,228,869		(0.7)	27.5
Shareholders’ equity	1,848,461		1,811,742		1,550,937		1,324,293		1,295,340		2.0	42.7
Total liabilities & shareholders’ equity	$13,618,193		$13,666,099		$12,622,100		$11,033,724		$10,524,209		(0.4)	29.4

Net interest rate spread		4.03%		3.93%		3.81%		3.94%		4.11%
Effect of noninterest-bearing funds		.34		.35		.38		.44		.46
Net interest margin on earning assets		4.37%		4.28%		4.19%		4.38%		4.57%

* Presented on a tax-equivalent basis using the statutory federal corporate income tax rate of 35% (see reconciliation of non-GAAP measures on pages 30 and 31)

** Nonaccrual loans are included in average loans

*** Balances reported at amortized cost; excludes pretax unrealized gains (losses) on securities available-for-sale

Reconciliation of Non-GAAP Measures (unaudited)

(Dollars in thousands, except per share data)

1 Q 04	4 Q 03	3 Q 03	2 Q 03	1 Q 03

(1)          The net interest margin and efficiency ratios are presented on a fully tax-equivalent (“FTE”) and annualized basis. The FTE basis adjustments are for the tax-favored status of income from certain loans and investments.  Management believes this measure to be the preferred industry measurement of the net interest income and provides a relevant comparison between taxable and non-taxable investments.

Net interest income (GAAP basis)	$133,674	$133,249	$122,232	$112,723	$111,126
Taxable-equivalent adjustment	1,725	1,881	1,757	1,574	1,548
Net interest income - taxable equivalent	$135,399	$135,130	$123,989	$114,297	$112,674

(2)          Management excludes the balance of intangible assets and their amortization expense from its calculation of return on average tangible assets, return on average tangible equity and average tangible equity to average tangible assets. This adjustment allows management to review the core operating results and core capital position of the Company. This is consistent with the treatment by bank regulatory agencies which exclude goodwill and other intangible assets from their calculation of risk-based capital ratios.

Return on average assets (GAAP basis)	1.64%	1.47%	1.48%	1.82%	1.89%
Impact of excluding average intangible assets and amortization	0.12	0.10	0.08	0.04	0.03
Return on average tangible assets	1.76%	1.57%	1.56%	1.86%	1.92%

Return on average equity (GAAP basis)	12.12%	11.09%	12.07%	15.15%	15.34%
Impact of excluding average intangible assets and amortization	5.89	5.40	3.63	1.90	1.65
Return on average tangible equity	18.01%	16.49%	15.70%	17.05%	16.99%

Average equity to average assets (GAAP basis)	13.57%	13.26%	12.29%	12.00%	12.31%
Impact of excluding average intangible assets and amortization	(3.82)	(3.75)	(2.38)	(1.09)	(1.00)
Average tangible equity to average tangible assets	9.75%	9.51%	9.91%	10.91%	11.31%

When computing the cash operating efficiency ratio and cash operating earnings, management excludes the amortization of intangible assets, merger-related expenses, gains on building sales and gains and losses from sales of investment securities in order to assess the core operating results of the Company and because of the uncertainty as to timing and amount of gain or losses to be recognized.

(3)          The efficiency ratio is measured by dividing noninterest expenses by the sum of net interest income on a FTE basis and noninterest income.

Efficiency ratio		50.40%	54.47%	53.67%	48.24%	46.36%
Impact of excluding:	Securities gains and (losses)	(0.01)	0.04	(0.10)	2.05	0.25
	Gains on building sales	0.17	—	—	0.02	0.05
	Amortization of deposit intangibles	(0.74)	(0.60)	(0.69)	(0.23)	(0.24)
	Amortization of other intangibles	(0.36)	(0.40)	(0.30)	(0.32)	(0.13)
	Merger-related expenses	(0.22)	(2.59)	(1.44)	(0.52)	(0.04)
Cash operating efficiency ratio		49.24%	50.92%	51.14%	49.24%	46.25%

1 Q 04	4 Q 03	3 Q 03	2 Q 03	1 Q 03

(4)          Bankshares presents cash operating earnings and diluted cash operating earnings per share in order to assess the core operating results of the Company.

Net income (GAAP basis)	$55,697	$50,645	$47,173	$50,010	$48,986
Less: Securities (gains) and losses, net of tax	33	(74)	203	(3,951)	(493)
Gains on building sales, net of tax	(394)	—	—	(52)	(86)
Plus: Amortization of deposit intangibles, net of tax	826	670	708	221	221
Amortization of other intangibles, net of tax	402	446	311	292	117
Merger-related expenses, net of tax	248	2,847	1,481	487	30
Cash operating earnings	$56,812	$54,534	$49,876	$47,007	$48,775

Diluted net income per share (GAAP basis)	$0.69	$0.63	$0.63	$0.72	$0.71
Less: Securities (gains) and losses, net of tax	—	—	—	(0.06)	(0.01)
Gains on building sales, net of tax	—	—	—	—	—
Plus: Amortization of deposit intangibles, net of tax	0.01	0.01	0.01	—	—
Amortization of other intangibles, net of tax	0.01	0.01	0.01	0.01	—
Merger-related expenses, net of tax	—	0.04	0.02	0.01	—
Diluted cash operating earnings per share	$0.71	$0.69	$0.67	$0.68	$0.70

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information responsive to this item as of December 31, 2003 appears under the captions “Risk Management”, “Interest Rate Sensitivity Analysis (Static Gap)” and “Earnings Simulation Model Projections” of the registrant’s Form 10-K for the year ended December 31, 2003. There was no material change in such information as of March 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2004, Bankshares’ management, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended. Based on the evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls during the last fiscal quarter.

PART II – OTHER INFORMATION

Item 5.        Other Information

The 2004 Annual Meeting of stockholders of the registrant is expected to be held on May 11, 2004.

Item 6.        Exhibits and Reports on Form 8-K

(a)                                  Exhibits

31.1 Section 302 Certification of Chief Executive Officer. Filed as an exhibit hereto and incorporated herein by reference

31.2 Section 302 Certification of Chief Financial Officer. Filed as an exhibit hereto and incorporated herein by reference

32.1 Section 906 Certification of Chief Executive Officer. Filed as an exhibit hereto and incorporated herein by reference

32.2 Section 906 Certification of Chief Financial Officer. Filed as an exhibit hereto and incorporated herein by reference

(b)                                 Reports on Form 8-K

Form 8-K filed, dated February 2, 2004, Item 7 and 9

Form 8-K filed, dated March 10, 2004, Item 5 and 7

Form 8-K filed, dated March 10, 2004, Item 6 and 7

Form 8-K filed, dated March 18, 2004, Item 5 and 7

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANKSHARES
(Registrant)

May 4, 2004	/s/ Edward J. Kelly, III
Date	By: Edward J. Kelly, III
Chairman of the Board,
President and
Chief Executive Officer

May 4, 2004	/s/ Terry L. Troupe
Date	By: Terry L. Troupe
Chief Financial Officer

May 4, 2004	/s/ William T. Skinner, Jr.
Date	By: William T. Skinner, Jr.
Controller