Form 10-Q
period 2004-06-30
MERCANTILE BANKSHARES CORP
filed 2004-08-06
CIK 64908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of July 31, 2004, 79,092,605 shares of registrant’s Common Stock, $2 par value per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MERCANTILE BANKSHARES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	June 30, 2004	December 31, 2003	June 30, 2003
ASSETS
Cash and due from banks	$296,046	$321,882	$350,833
Interest-bearing deposits in other banks	158	14,583	258
Federal funds sold	125,000	26,236	324,274
Securities purchased under resale agreements	—	—	100,000
Total cash and cash equivalents	421,204	362,701	775,365
Investment securities available-for-sale (Note 4)	3,014,862	3,123,514	2,692,101
Investment securities held-to-maturity (Note 4)	50,699	49,417	51,189
Total investment securities	3,065,561	3,172,931	2,743,290
Loans held-for-sale	747	14,925	85,740
Loans:
Commercial	2,723,066	2,577,021	2,314,680
Commercial real estate	2,910,749	2,738,832	2,145,959
Construction	1,129,208	1,064,021	887,237
Residential real estate	1,468,804	1,335,375	1,092,785
Consumer	1,472,300	1,482,860	1,031,760
Lease financing	57,983	74,051	88,510
Total loans	9,762,110	9,272,160	7,560,931
Less: allowance for loan losses	(158,431)	(155,337)	(142,261)
Loans, net	9,603,679	9,116,823	7,418,670
Bank premises and equipment, less accumulated depreciation of $156,722 (June 2004), $152,771 (December 2003) and $124,171 (June 2003)	141,523	140,922	104,099
Other real estate owned, net	402	191	376
Goodwill, net (Note 7)	517,615	522,173	119,730
Other intangible assets, net (Note 7)	52,478	56,223	16,107
Other assets	326,936	308,583	232,924
Total assets	$14,130,145	$13,695,472	$11,496,301

LIABILITIES
Deposits:
Noninterest-bearing deposits	$3,043,242	$2,750,721	$2,276,408
Interest-bearing deposits	7,600,452	7,511,832	6,359,166
Total deposits	10,643,694	10,262,553	8,635,574
Short-term borrowings	891,879	809,021	816,309
Accrued expenses and other liabilities	115,705	134,735	90,291
Long-term debt	637,570	647,722	578,533
Total liabilities	12,288,848	11,854,031	10,120,707

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized 2,000,000 shares; issued and outstanding - None
Common stock, $2 par value; authorized 130,000,000 shares; issued shares - 79,088,986 (June 2004), 79,772,705 (December 2003) and 69,093,254 (June 2003); restricted shares - 137,278 (June 2004), 121,369 (December 2003) and 171,369 (June 2003)	158,178	159,545	138,187
Capital surplus	522,758	548,664	128,714
Retained earnings	1,168,462	1,110,748	1,063,381
Accumulated other comprehensive income (loss)	(8,101)	22,484	45,312
Total shareholders’ equity	1,841,297	1,841,441	1,375,594
Total liabilities and shareholders’ equity	$14,130,145	$13,695,472	$11,496,301

See notes to consolidated financial statements

MERCANTILE BANKSHARES CORPORATION

STATEMENTS OF CONSOLIDATED INCOME

	For the 6 Months Ended June 30,		For the 3 Months Ended June 30,
(Dollars in thousands, except per share data)	2004	2003	2004	2003
INTEREST INCOME
Interest and fees on loans	$261,176	$222,954	$132,116	$111,962
Interest and dividends on investment securities:
Taxable interest income	53,566	53,822	26,165	26,638
Tax-exempt interest income	1,697	964	820	497
Dividends	561	428	300	199
Other investment income (losses)	2,969	2,882	(372)	2,318
Total interest and dividends on investment securities	58,793	58,096	26,913	29,652
Other interest income	764	2,040	589	1,314
Total interest income	320,733	283,090	159,618	142,928
INTEREST EXPENSE
Interest on deposits	40,640	48,579	19,873	23,450
Interest on short-term borrowings	2,899	3,014	1,480	1,469
Interest on long-term debt	10,460	7,648	5,205	5,286
Total interest expense	53,999	59,241	26,558	30,205
NET INTEREST INCOME	266,734	223,849	133,060	112,723
Provision for loan losses	4,779	6,067	2,353	3,051
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	261,955	217,782	130,707	109,672
NONINTEREST INCOME
Investment and wealth management	44,919	36,873	22,936	19,508
Service charges on deposit accounts	20,470	16,371	10,351	8,311
Mortgage banking related fees	5,233	4,895	2,293	2,507
Investment securities gains	535	7,351	590	6,536
Other income	30,278	17,800	15,380	8,575
Total noninterest income	101,435	83,290	51,550	45,437
NONINTEREST EXPENSES
Salaries	89,477	70,732	44,689	36,317
Employee benefits	23,441	18,747	10,928	9,319
Net occupancy expense of bank premises	11,879	8,315	5,819	4,219
Furniture and equipment expenses	14,937	13,542	7,573	6,743
Communications and supplies	8,499	6,617	4,195	3,181
Other expenses	38,520	28,877	20,163	17,270
Total noninterest expenses	186,753	146,830	93,367	77,049
Income before income taxes	176,637	154,242	88,890	78,060
Applicable income taxes	64,627	55,246	32,577	28,050
NET INCOME	$112,010	$98,996	$56,313	$50,010
NET INCOME PER SHARE OF COMMON STOCK (Note 3):
Basic	$1.41	$1.44	$0.71	$0.73
Diluted	$1.40	$1.43	$0.71	$0.72
DIVIDENDS PAID PER COMMON SHARE	$0.68	$0.63	$0.35	$0.33

See notes to consolidated financial statements

MERCANTILE BANKSHARES CORPORATION

STATEMENTS OF CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY

For The Six Months Ended June 30, 2004 and 2003

(Dollars in thousands, except per share data)	Total	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
BALANCE, DECEMBER 31, 2002	$1,324,358	$137,672	$120,577	$1,010,248	$55,861
Net income	98,996			98,996
Unrealized gains (losses) on securities available-for-sale, net of reclassification adjustment, net of taxes	(10,549)				(10,549)
Comprehensive income	88,447
Cash dividends paid:
Common stock ($.63 per share)	(43,365)			(43,365)
Issuance of 60,823 shares for dividend reinvestment and stock purchase plan	2,119	122	1,997
Issuance of 12,249 shares for employee stock purchase dividend reinvestment plan	455	25	430
Issuance of 89,053 shares for employee stock option plan	1,540	177	1,363
Issuance of 100,537 shares for restricted stock awards	3,561	202	3,359
Deferred compensation – restricted stock awards	(2,498)			(2,498)
Purchase of 5,500 shares under stock repurchase plan	(212)	(11)	(201)
Vested stock options	1,189	—	1,189	—	—
BALANCE, JUNE 30, 2003	$1,375,594	$138,187	$128,714	$1,063,381	$45,312
BALANCE, DECEMBER 31, 2003	$1,841,441	$159,545	$548,664	$1,110,748	$22,484
Net income	112,010			112,010
Unrealized gains (losses) on securities available-for-sale, net of reclassification adjustment, net of taxes	(30,585)				(30,585)
Comprehensive income	81,425
Cash dividends paid:
Common stock ($.68 per share)	(53,957)			(53,957)
Issuance of 61,696 shares for dividend reinvestment and stock purchase plan	2,639	123	2,516
Issuance of 12,660 shares for employee stock purchase dividend reinvestment plan	557	25	532
Issuance of 215,631 shares for employee stock option plan	3,894	432	3,462
Issuance of 26,294 shares for restricted stock awards	1,199	53	1,146
Deferred compensation, net – restricted stock awards	(285)			(285)
Transfer opening balance related to directors’ deferred compensation plan	6,406		6,406
Directors’ deferred compensation plan contribution	196		196
Directors’ deferred compensation plan – dividend	—		54	(54)
Purchase of 1,000,000 shares under stock repurchase plan	(44,110)	(2,000)	(42,110)
Vested stock options	1,892	—	1,892	—	—
BALANCE, JUNE 30, 2004	$1,841,297	$158,178	$522,758	$1,168,462	$(8,101)

See notes to consolidated financial statements

MERCANTILE BANKSHARES CORPORATION

STATEMENTS OF CONSOLIDATED CASH FLOW

Increase (decrease) in cash and cash equivalents	For the 6 Months Ended June 30,
(Dollars in thousands)	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$112,010	$98,996
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,779	6,067
Depreciation and amortization	7,787	6,331
Amortization of other intangible assets	4,088	1,409
Investment securities gains	(535)	(7,351)
Write-downs (income) of investments in private equity funds	(229)	188
Gains on sales of other real estate owned	(13)	(268)
Gains on sales of buildings	(963)	(228)
Net (increase) decrease in assets:
Interest receivable	3,954	5,036
Other receivables	3,751	(7,564)
Bank-owned life insurance	(1,579)	(868)
Other assets	(4,864)	1,104
Loans held-for-sale	14,178	(85,740)
Net increase (decrease) in liabilities:
Interest payable	(1,125)	921
Accrued expenses	(9,788)	(2,182)
Taxes payable	(5,278)	(4,094)
Net cash provided by operating activities	126,173	11,757
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held-to-maturity	3,913	4,603
Proceeds from maturities of investment securities available-for-sale	532,465	439,129
Proceeds from sales of investment securities available-for-sale	42,055	399,958
Purchases of investment securities held-to-maturity	(5,195)	(2,401)
Purchases of investment securities available-for-sale	(514,304)	(954,481)
Net increase in customer loans	(493,705)	(251,555)
Proceeds from sales of other real estate owned	75	268
Capital expenditures	(5,403)	(8,376)
Proceeds from sales of buildings	2,594	602
Business acquisitions (net of cash received)	—	(28,530)
Other investing activity	(2,956)	(1,085)
Net cash used in investing activities	(440,461)	(401,868)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	292,521	189,663
Net increase in checking plus interest and savings accounts	178,657	150,951
Net (decrease) increase in certificates of deposit	(90,037)	34,020
Net increase (decrease) in short-term borrowings	82,858	(7,076)
Proceeds from issuance of long-term debt	—	300,000
Repayment of long-term debt	(231)	(8,400)
Proceeds from issuance of shares	7,090	4,114
Repurchase of common shares	(44,110)	(212)
Dividends paid	(53,957)	(43,365)
Net cash provided by financing activities	372,791	619,695
Net increase in cash and cash equivalents	58,503	229,584
Cash and cash equivalents at beginning of period	362,701	545,781
Cash and cash equivalents at end of period	$421,204	$775,365
SUPPLEMENTAL INFORMATION
Cash payments for interest	$55,125	$58,321
Cash payments for income taxes	62,571	50,199

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities in the financial statements, and the disclosure of revenue and expenses during the reporting period.  These assumptions are based on information available as of the date of the financial statements and could differ from actual results.  See Annual Report on Form 10-K for more detail.

2. Business Combinations

The following provides information concerning acquisitions. These acquisitions were accounted for as purchases. The results of operations of these acquisitions subsequent to the acquisition dates are included in Bankshares’ Statements of Consolidated Income. Individually, the results of operations of these acquisitions prior to the acquisition dates were not material to Bankshares’ results of operations.

In March and April 2003, Bankshares acquired in separate transactions, Boyd Watterson Asset Management LLC (“BW”), an investment management firm, and Peremel & Company, Inc. (“Peremel”), a directed and discount brokerage company.  In the aggregate, the companies were purchased for approximately $29 million in cash.  The BW acquisition has a potential additional contingent payment of up to $8.6 million which, if paid, will be recorded as goodwill.  The contingent payment will be recorded assuming certain metrics are met and becomes payable three years from the acquisition date.  Bankshares finalized and recorded approximately $10.1 million of identified intangibles, mostly client relationships, as a result of these acquisitions.  These intangibles are being amortized on a straight-line basis over a range of three to eight years.  Goodwill recorded on these transactions totaled approximately $18.0 million at June 30, 2004.

On August 12, 2003, Bankshares completed its acquisition of F&M Bancorp (“F&M”), a bank holding company headquartered in Frederick, Maryland.  The total consideration paid to F&M shareholders in connection with the acquisition was $124.1 million in cash and 10.4 million shares of Bankshares’ common stock.  F&M transactions have been included in Bankshares’ financial results since August 13, 2003.  Acquired assets on August 12, 2003 totaled $2.2 billion, including $1.4 billion of loans and leases; liabilities assumed were $2.0 billion, including $1.7 billion of deposits. As of June 30, 2004, Bankshares had recorded $395.8 million of goodwill, $36.0 million of core deposit intangible, $5.8 million of mostly client relationship intangibles (relating to the two insurance subsidiaries) and $1.1 million in a trademark intangible. The weighted average amortization period for the newly-acquired core deposit intangible is nine years, and the client-relationship identified intangible ranges from three to fifteen years. On October 24, 2003, certain assets and liabilities of F&M were transferred to other Bankshares affiliates in order to align customers’ accounts with the Bankshares’ affiliate serving the geographic area where those customers reside.

3. Earnings Per Share

Basic earnings per share (“EPS”) are computed by dividing income available to common shareholders by weighted average common shares outstanding.  Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of stock awards.  The following tables provide reconciliation between the computation of basic EPS and diluted EPS for the six months and quarters ended June 30, 2004 and 2003, respectively.

	For the 6 Months Ended June 30,
	2004			2003
(In thousands, except per share data)	Net Income	Weighted Average Common Shares	EPS	Net Income	Weighted Average Common Shares	EPS
Basic EPS	$112,010	79,422	$1.41	$98,996	68,815	$1.44
Dilutive effect of stock options and restricted stock awards		510			438
Vested directors deferred compensation plan shares		75			—
Diluted EPS	$112,010	80,007	$1.40	$98,996	69,253	$1.43

	For the 3 Months Ended June 30,
	2004			2003
(In thousands, except per share data)	Net Income	Weighted Average Common Shares	EPS	Net Income	Weighted Average Common Shares	EPS
Basic EPS	$56,313	79,119	$0.71	$50,010	68,860	$0.73
Dilutive effect of stock options and restricted stock awards		483			458
Vested directors deferred compensation plan shares		149			—
Diluted EPS	$56,313	79,751	$0.71	$50,010	69,318	$0.72

Antidilutive options and awards excluded from the computation of diluted earnings per share were 445,909 and 238,838 for the six months ended June 30, 2004 and 2003, respectively, and 593,500 and 249,978 for the second quarter of 2004 and 2003, respectively.

4. Investment Securities

The amortized cost and fair value of investment securities at June 30, 2004, December 31, 2003 and June 30, 2003 are shown below:

	June 30, 2004		December 31, 2003		June 30, 2003
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale
U.S. Treasury	$761,492	$770,566	$823,356	$845,754	$950,507	$988,831
U.S. Government agencies	805,462	806,149	778,916	793,611	657,177	685,061
Mortgage-backed securities	1,246,021	1,221,506	1,288,109	1,283,630	927,625	933,508
States and political subdivisions	69,019	69,284	77,897	79,870	449	477
Other investments	145,375	147,357	118,948	120,649	83,694	84,224
Total	$3,027,369	$3,014,862	$3,087,226	$3,123,514	$2,619,452	$2,692,101

Securities held-to-maturity
States and political subdivisions	$25,663	$26,590	$28,213	$30,115	$36,224	$39,239
Other investments	25,036	25,036	21,204	21,204	14,965	14,965
Total	$50,699	$51,626	$49,417	$51,319	$51,189	$54,204

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

 Under Statements of Financial Accounting Standards (SFAS) Nos. 114 and 118, “Accounting by Creditors for Impairment of a Loan-an amendment of FASB Statements No. 5 and 15,” a loan is considered impaired, based on current information and events, if it is probable that Bankshares will not collect all principal and interest payments according to the contractual terms of the loan agreement. The impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the repayment is expected to be provided predominantly by the underlying collateral. A majority of Bankshares’ impaired loans are measured by reference to the fair value of the collateral. Information with respect to impaired loans and the related valuation allowance (if the measure of the impaired loan is less than the recorded investment) at June 30, 2004, December 31, 2003 and June 30, 2003 is shown below.  See Annual Report on Form 10-K for more detail.

(Dollars in thousands)	June 30, 2004	December 31, 2003	June 30, 2003
Impaired loans with a specific valuation allowance	$24,864	$26,715	$18,523
All other impaired loans	12,160	18,692	15,066
Total impaired loans	$37,024	$45,407	$33,589

Specific allowance for loan losses applicable to impaired loans	$14,497	$14,925	$8,840
General allowance for loan losses applicable to other than impaired loans	143,934	140,412	133,421
Total allowance for loan losses	$158,431	$155,337	$142,261

Year-to-date interest income on impaired loans recorded on the cash basis	$212	$443	$155
Year-to-date average recorded investment in impaired loans during the period	$41,116	$31,241	$26,438
Quarter-to-date interest income on impaired loans recorded on the cash basis	$109	$223	$58
Quarter-to-date average recorded investment in impaired loans during the period	$39,752	$37,382	$28,822

Note: Impaired loans do not include large groups of smaller balance homogeneous loans that are evaluated collectively for impairment (e.g., residential mortgages and consumer installment loans).  The allowance for loan losses related to these loans is included in the general allowance for loan losses applicable to other than impaired loans.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit were $3.9 billion at June 30, 2004, $3.6 billion at December 31, 2003, and $2.8 billion at June 30, 2003.

Letters of credit are commitments issued to guarantee the performance of a customer to a third party. Outstanding letters of credit were $320.9 million at June 30, 2004, $281.4 million at December 31, 2003 and $245.2 million at June 30, 2003.  Fees received for issuing letters of credit are deferred and amortized over the life of the commitment.  The fees on letters of credit at June 30, 2004, December 31, 2003, and June 30, 2003 had a carrying value of $1.2 million, $1.0 million and $0.4 million, respectively, representing unamortized fees.

Bankshares’ mortgage banking subsidiary is a Fannie Mae Delegated Underwriting and Servicing lender, and has a loss sharing arrangement for loans originated on behalf of and sold to Fannie Mae.  The unamortized principal balance of the underlying loans totaled $183.9 million, $149.4 million and $123.6 million at June 30, 2004, December 31, 2003 and June 30, 2003, respectively.  No loss reserve has been established for possible losses on loans originated and sold in the secondary market since there have been no losses recognized during the history of this arrangement and no losses were incurred at June 30, 2004.  The mortgage subsidiary also has originated and sold loans with recourse in the event of foreclosure on the underlying real estate.  The unamortized amount of principal balance of loans sold with recourse totaled $2.0 million at June 30, 2004, $2.3 million at December 31, 2003 and $2.8 million at June 30, 2003.  These mortgages are generally in good standing, are well-collateralized and no loss has ensued and no future loss is expected.

Bankshares has committed to invest funds in third-party private equity investments. At June 30, 2004, December 31, 2003 and June 30, 2003, $18.7 million, $16.1 million and $18.0 million, respectively, remained unfunded.

7. Goodwill and Other Intangible Assets

Goodwill decreased by $4.6 million during the second quarter of 2004.  This decrease was related to finalizing F&M’s purchase accounting adjustments.

The following table discloses the gross carrying amount and accumulated amortization of intangible assets subject to amortization at June 30, 2004 and December 31, 2003:

	June 30, 2004			December 31, 2003
(Dollars in thousands)	Gross carrying amount	Accumulated amortization	Net amount	Gross carrying amount	Accumulated amortization	Net amount
Deposit intangibles	$49,881	$(12,280)	$37,601	$49,881	$(9,546)	$40,335
Mortgage servicing rights	2,670	(1,957)	713	2,351	(1,790)	561
Customer lists and other	17,010	(2,846)	14,164	17,010	(1,683)	15,327
Total	$69,561	$(17,083)	$52,478	$69,242	$(13,019)	$56,223

The projections of amortization expense shown for mortgage servicing rights are based on asset balances and the interest rate environment as of June 30, 2004. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

The following table shows the current period and estimated future amortization expense for amortized intangible assets. Identifiable intangible assets are amortized based on estimated lives of up to 15 years. Bankshares recorded $36.0 million of core deposit intangibles and $6.9 million in customer list and other intangibles in conjunction with the F&M acquisition. Management reviews other intangible assets for impairment yearly, or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. For those intangible assets subject to amortization, impairment is indicated if the sum of undiscounted estimated future net cash flow is less than the carrying amount of the asset. Impairment is recognized by writing down the carrying value of the asset. Any impairment recognized in a valuation account is reflected in the income statement in the corresponding period. Bankshares recorded a $124 thousand impairment in the second quarter of 2004 for mortgage servicing rights. The mortgage servicing impairment valuation increased to $293 thousand at June 30, 2004 compared to $169 thousand at December 31, 2003.

The following table shows the current period and estimated future amortization expense for amortized intangible assets.

(Dollars in thousands)		Core deposit intangibles	Mortgage servicing intangibles	Customer lists and other intangibles	Total
Six months ended June 30, 2004 (actual)		$2,734	$182	$1,172	$4,088
Six months ended December 31, 2004 (estimated)		2,734	152	1,163	4,049
Twelve months ended December 31, 2004 (estimated)		5,468	334	2,335	8,137

Estimate for year ended December 31,	2005	5,467	342	2,326	8,135
	2006	5,467	219	2,083	7,769
	2007	5,209		1,890	7,099
	2008	4,344		1,708	6,052
	2009	4,120		985	5,105

8. Comprehensive Income

The following table summarizes the market value change and related tax effect of unrealized gains (losses) on securities available-for-sale for the six months ended June 30, 2004 and 2003.  The net amount is included in accumulated other comprehensive income (loss) in the Statements of Changes in Consolidated Shareholders’ Equity.

	For the 6 Months Ended June 30,
	2004			2003
(Dollars in thousands)	Pretax Amount	Tax (Expense) Benefit	Net Amount	Pretax Amount	Tax (Expense) Benefit	Net Amount
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	$(48,260)	$17,998	$(30,262)	$(9,484)	$3,379	$(6,105)
Reclassification adjustment for (gains) losses included in net income	(535)	212	(323)	(7,351)	2,907	(4,444)
Total	$(48,795)	$18,210	$(30,585)	$(16,835)	$6,286	$(10,549)

9. Capital Adequacy

Bankshares and its bank affiliates are subject to various regulatory capital adequacy requirements administered by federal and state banking agencies.  These requirements include maintaining certain capital ratios above minimum levels.  These capital ratios include tier I capital and total risk-based capital as percentages of net risk-weighted assets and tier I capital as a percentage of adjusted average total assets (leverage ratio).  The minimum ratios for capital adequacy purposes are 4.00%, 8.00% and 4.00%, for the tier I capital, total capital and leverage ratios, respectively.  To be categorized as well capitalized, a bank must maintain minimum ratios of 6.00%, 10.00% and 5.00%, for its tier I capital, total capital and leverage ratios, respectively.  As of June 30, 2004, Bankshares and all of its bank affiliates exceeded all capital adequacy requirements to be considered well capitalized.

Capital ratios and the amounts used to calculate them are presented in the following table for Bankshares and Mercantile-Safe Deposit & Trust Company (MSD&T), the lead bank, as of June 30, 2004 and December 31, 2003.

	June 30, 2004		December 31, 2003
(Dollars in thousands)	Bankshares	MSD&T	Bankshares	MSD&T

Tier I capital	$1,286,355	$401,076	$1,248,492	$396,186
Total risk-based capital	1,707,056	446,391	1,666,064	440,479
Net risk-weighted assets	10,552,378	3,607,148	10,020,487	3,529,223
Adjusted average total assets	13,290,852	4,433,480	13,011,399	4,353,713

Tier I capital ratio	12.19%	11.12%	12.46%	11.23%
Total capital ratio	16.18%	12.38%	16.63%	12.48%
Leverage ratio	9.68%	9.05%	9.60%	9.10%

Bankshares has an ongoing share repurchase program.  At June 30, 2004 there were 476,327 shares remaining for repurchase of the 2,000,000 shares previously authorized by the Board of Directors on December 11, 2001.  For the six months ended June 30, 2004 and the twelve months ended December 31, 2003, 1,000,000 and 5,500 shares, respectively, were repurchased by Bankshares.  In April 2004, Bankshares entered into a privately negotiated agreement for the accelerated repurchase of the one million shares.  Shares repurchased in 2003 were acquired in open market transactions.

10. Segment Reporting

Operating segments as defined by SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information are components of an enterprise with separate financial information.  The component engages in business activities from which it derives revenues and incurs expenses and whose operating results management relies on for decision-making and performance assessment. Bankshares has three reportable segments — its 19 Community Banks, MSD&T Banking and Investment and Wealth Management  (IWM).

The following tables present selected segment information for the six months ended June 30, 2004 and 2003.  The components in the “Other” column consist of amounts for the nonbanking affiliates and intercompany eliminations.   Certain expense amounts such as operations overhead have been reclassified from internal financial reporting in order to provide for full cost absorption.  These reclassifications are shown in the “Adjustments” line.  F&M is included in the column “Community Banking” whereas BW and Peremel are included in the column “IWM”.

	For the 6 Months Ended June 30, 2004
	Banking
(Dollars in thousands)	Community	MSD&T	Total (1)	IWM	Other	Total
Net interest income	$193,063	$71,218	$264,281	$—	$2,453	$266,734
Provision for loan losses	256	(5,035)	(4,779)	—	—	(4,779)
Noninterest income	42,474	22,087	55,613	45,229	593	101,435
Noninterest expenses	(111,323)	(50,389)	(152,764)	(33,809)	(180)	(186,753)
Adjustments	(3,486)	11,872	8,386	(1,926)	(6,460)	—
Income (loss) before income taxes	120,984	49,753	170,737	9,494	(3,594)	176,637
Income tax (expense) benefit	(42,009)	(17,973)	(59,982)	(3,797)	(848)	(64,627)
Net income (loss)	$78,975	$31,780	$110,755	$5,697	$(4,442)	$112,010
Average loans	$6,459,844	$3,021,123	$9,480,967	—	$192	$9,481,159
Average earning assets	8,793,808	4,060,059	12,518,189	—	105,293	12,623,482
Average assets	9,269,341	4,412,700	13,227,398	—	550,019	13,777,417
Average deposits	7,344,946	3,089,790	10,299,390	—	(66,939)	10,232,451
Average equity	939,744	444,236	1,383,980	—	464,858	1,848,838

	For the 6 Months Ended June 30, 2003
	Banking
(Dollars in thousands)	Community	MSD&T	Total (1)	IWM	Other	Total
Net interest income	$153,503	$71,489	$224,992	$—	$(1,143)	$223,849
Provision for loan losses	(3,109)	(2,958)	(6,067)	—	—	(6,067)
Noninterest income	31,542	21,592	45,968	37,164	158	83,290
Noninterest expenses	(78,352)	(43,929)	(115,115)	(30,426)	(1,289)	(146,830)
Adjustments	(3,220)	7,763	4,543	(1,559)	(2,984)	—
Income (loss) before income taxes	100,364	53,957	154,321	5,179	(5,258)	154,242
Income tax (expense) benefit	(34,637)	(19,443)	(54,080)	(2,072)	906	(55,246)
Net income (loss)	$65,727	$34,514	$100,241	$3,107	$(4,352)	$98,996
Average loans	$4,527,296	$2,909,487	$7,436,783	—	$253	$7,437,036
Average earning assets	6,304,570	4,032,098	10,146,223	—	84,427	10,230,650
Average assets	6,624,800	4,326,291	10,661,253	—	119,121	10,780,374
Average deposits	5,359,878	3,118,910	8,362,812	—	(170,611)	8,192,201
Average equity	843,198	454,182	1,297,380	—	12,517	1,309,897

(1)  Amounts do not necessarily add due to eliminations.

11. Derivative Instruments and Hedging Activities

FASB Statement No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities, FASB Statement No. 138 (SFAS No. 138), Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment to FASB Statement No. 133 and FASB Statement No. 149 (SFAS No. 149), Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities  (collectively referred to as derivatives), establishes accounting and reporting standards for derivative instruments and for hedging activities. Bankshares maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  Derivative instruments that are used as part of the interest rate risk management strategy have been restricted to interest rate swaps.  Interest rate swaps generally involve the exchange of fixed-rate and variable-rate interest payments between two parties, based on a common notional principal amount and maturity date. As of June 30, 2004, Bankshares has interest rate swaps to convert its nonprepayable fixed-rate debt to floating-rate debt.  Bankshares also arranges interest rate swaps for commercial loan customers through its capital markets group.  The increase in the number of contracts since December 31, 2003 is related to their activities.

The fair value of derivative instruments recorded in other assets was $2.4 million (notional $210.5 million) and $6.6 million (notional $203.1 million) at June 30, 2004 and December 31, 2003, respectively.  The fair value of derivative instruments recorded in other liabilities was $13.3 million (notional $160.5 million) and $8.0 million (notional $150.0 million) at June 30, 2004 and December 31, 2003, respectively.  For the six months ended June 30, 2004, Bankshares recognized a net gain of $6 thousand, which represented the ineffective portion of the fair-value hedge of fixed-rate loans made to borrowers.  For the year ended December 31, 2003, Bankshares recognized a net gain of $70 thousand.  The impact of the hedge decreased interest income $61 thousand in the first six months of 2004 and $167 thousand in 2003.  The fair-value hedges of nonprepayable fixed-rate debt were effective for the reported periods.  The impact of the hedges decreased interest expense $5.7 million in the first six months of 2004 and $8.5 million in 2003.

The following tables summarize the gross position of derivatives at June 30, 2004 and December 31, 2003:

			Weighted Average
June 30, 2004 (Dollars in thousands)	Number of Contracts	Notional Amount	Years to Maturity	Fixed Rate	Variable Rate	Fair Value
Gross Position Summary:
Pay Fixed/Receive Variable Interest Rate Swaps	4	$10,512	6.64	4.68%	1.25%	$8
Receive Fixed/Pay Variable Interest Rate Swaps	7	360,512	7.95	5.21%	1.99%	(10,862)
Total	11	$371,024	7.91			$(10,854)

			Weighted Average
December 31, 2003 (Dollars in thousands)	Number of Contracts	Notional Amount	Years to Maturity	Fixed Rate	Variable Rate	Fair Value
Gross Position Summary:
Pay Fixed/Receive Variable Interest Rate Swaps	1	$3,108	0.33	9.38%	4.00%	$(64)
Receive Fixed/Pay Variable Interest Rate Swaps	3	350,000	8.44	5.21%	1.98%	(1,366)
Total	4	$353,108	8.37			$(1,430)

Mortgage loans held-for-sale have inherent forward contract (agreements to sell or purchase loans at a specific rate or yield) characteristics. Risk may arise from the corresponding parties’ inability to meet the terms of their contracts and from movement in interest rates. Bankshares had forward commitments to sell and fund individual fixed-rate and variable-rate mortgage loans that are reported at fair value. The fair value adjustments were not material at June 30, 2004 and December 31, 2003.

12. Stock-based Compensation Expense

Bankshares has several stock-based compensation programs for its directors, management and employees. Compensation costs for stock options and restricted stock awards are included in salary expense.  Another form of stock-based compensation is phantom stock, which is used for a portion of the Bankshares’ Directors’ Deferred Compensation Plan.  A change in this plan was approved at the annual shareholders’ meeting, and was effective April 1, 2004.  This plan requires all deferred fees to be settled in Bankshares’ stock.  This reduces the expense fluctuations that occurred with phantom stock, which resulted in variances corresponding to the changes in Bankshares’ stock price.  The compensation cost for the phantom stock is included in other expenses.  Stock-based compensation amounts for the six months ended and quarter ended June 30, 2004 and 2003, respectively, are summarized in the following table:

	For the 6 Months Ended June 30,		For the 3 Months Ended June 30,
(Dollars in thousands)	2004	2003	2004	2003
Stock options expense	$1,200	$865	$794	$406
Restricted stock awards expense	1,007	922	519	604
Subtotal included in salaries expense	2,207	1,787	1,313	1,010
Phantom stock expense	(198)	314	180	989
Total stock-based compensation expense	$2,009	$2,101	$1,493	$1,999

13.         Pension & Other Postretirement Benefit Plans

Bankshares sponsors qualified and nonqualified pension plans and other postretirement benefit plans for its employees.  The following table summarizes the components of the net periodic benefit cost for the pension plans for the six months ended and the three months ended June 30, 2004 and 2003, respectively.

	For the 6 Months Ended June 30, 2004			For the 6 Months Ended June 30, 2003
	Qualified	Nonqualified	Total	Qualified	Nonqualified	Total
Service cost	$3,144	$282	$3,426	$2,560	$230	$2,790
Interest cost	5,098	202	5,300	4,996	156	5,152
Expected return on plan assets	(7,690)	—	(7,690)	(6,198)	—	(6,198)
Amortization of prior service cost	390	12	402	390	12	402
Recognized net actuarial (gain) loss	354	58	412	1,122	16	1,138
Amortization of transition asset	—	48	48	—	50	50
Net periodic benefit cost	$1,296	$602	$1,898	$2,870	$464	$3,334

	For the 3 Months Ended June 30, 2004			For the 3 Months Ended June 30, 2003
	Qualified	Nonqualified	Total	Qualified	Nonqualified	Total
Service cost	$1,572	$141	$1,713	$1,280	$115	$1,395
Interest cost	2,549	101	2,650	2,498	78	2,576
Expected return on plan assets	(3,845)	—	(3,845)	(3,099)	—	(3,099)
Amortization of prior service cost	195	6	201	195	6	201
Recognized net actuarial (gain) loss	201	29	230	517	8	525
Amortization of transition asset	—	24	24	—	25	25
Net periodic benefit cost	$672	$301	$973	$1,391	$232	$1,623

The following table summarizes the components of the net periodic benefit cost for the other postretirement benefit plans for the six months ended and the three months ended June 30, 2004 and 2003, respectively.

	For the 6 Months Ended June 30,		For the 3 Months Ended June 30,
	2004	2003	2004	2003
Service cost	$130	$88	$65	$59
Interest cost	428	367	214	246
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial (gain) loss	81	64	43	43
Amortization of transition asset	—	—	—	—
Net periodic benefit cost	$639	$519	$322	$348

As previously disclosed in its financial statements for the year ended December 31, 2003, Bankshares generally makes cash contributions to the pension plan in amounts permitted by guidelines established under employee benefit and tax laws.  Bankshares currently estimates it will be able to contribute up to approximately $10 million to the pension plan for 2004.  Cash contributions are normally made after valuations have been finalized for the plan year and prior to the tax return filing date.  As of June 30, 2004, no contributions had been made.

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

On March 9, 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 105 (“SAB 105”), “Application of Accounting Principles to Loan Commitments,” which summarizes the views of the SEC staff regarding the application of Generally Accepted Accounting Principles to loan commitments accounted for as derivative instruments.  SAB 105 states that the value of the servicing asset should not be included in the estimate of fair value of interest rate lock commitments (“IRLCs”).    IRLCs associated with mortgages to be held for sale represent commitments to extend credit at specified interest rates.  SAB 105 is applicable for all IRLCs accounted for as derivatives and entered into on or after April 1, 2004.  This SAB does not have a material impact on Bankshares’ financial statements.

15.         Subsequent Event/Contingencies

On July 12, 2004, former employee John Pileggi filed suit against Mercantile Bankshares Corporation, Mercantile-Safe Deposit and Trust Company and Edward J. Kelly, III. For additional detail, see Part II Other Information Item 1 “Legal Proceedings” below.

During the second quarter of 2004, the Maryland Legislature passed two tax bills relating to certain payments among related entities.  The first bill requires taxpayers to add back otherwise deductible interest and intangible expenses paid to related entities for tax years beginning after December 31, 2003.  Some exceptions apply, including certain interest expenses deducted among related banks, so long as the transactions fall within the legislation’s “safe harbor” provision.  In applying the add back and safe harbor provisions, Maryland’s Comptroller has been granted discretionary authority to determine whether the transaction giving rise to the payment had as a principal purpose the avoidance of tax and whether it was at arm’s length.  Additionally, the Comptroller’s Office now has the power to reallocate or reapportion income among related entities if it determines that the entities’ income is not accurately reflected on their tax returns.  The second bill gives taxpayers the right to take advantage of an amnesty period.  Bankshares is currently in the process of determining what impact, if any, this legislation will have on its operations and financial results.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

MERCANTILE BANKSHARES CORPORATION

HIGHLIGHTS

Consolidated Financial Results

In March, April and August of 2003, Bankshares acquired in separate transactions, Boyd Watterson Asset Management, LLC (“BW”), Peremel & Company (“Peremel”), and F&M Bancorp (“F&M”), respectively, which are collectively referred to herein as “the Acquisitions”.  The Acquisitions were accounted for under the purchase method of accounting and have been included in Bankshares’ financial results since their respective closings. On October 24, 2003, certain assets and liabilities of F&M were transferred to other Bankshares’ affiliates in order to align customers’ accounts with the Bankshares’ affiliate serving the geographic area where those customers reside. (See Footnote No. 2 to the Consolidated Financial Statements included in this report.)

Net income for the quarter ended June 30, 2004 was $56.3 million, a 13% increase from net income of $50.0 million for the same period in 2003 and a 1% increase over the $55.7 million reported for the first quarter of 2004.  For the quarter ended June 30, 2004, diluted net income per share was $.71, a decrease of 1% from the $.72 reported for the same period of last year and an increase of 3% over the $.69 reported for the first quarter of this year.  Adjusted weighted average shares outstanding increased from 69.3 million for the quarter ended June 30, 2003, to 79.8 million for the quarter ended June 30, 2004 as a result of the F&M acquisition.  The results of operations for the Acquisitions are included from their respective merger dates forward.

Factors positively affecting earnings for the second quarter included strong growth in average loans and deposits, up 3.1% and 3.3%, respectively, from the first quarter of 2004, improved noninterest income and expense control.  Partially offsetting these factors was a 13 basis point (“bp”) decline in the net interest margin to 4.24% from 4.37% in the first quarter of 2004.  A loss of $0.7 million from Bankshares’ investment in three hedge funds, as compared to a gain of $3.0 million in the first quarter of 2004, accounted for 12 bp of the margin contraction.  These investments are carried in the “other investments” category within investment securities available-for-sale.

Bankshares also reports cash operating earnings, defined as “GAAP” (Generally Accepted Accounting Principles) earnings excluding the amortization of intangible assets associated with purchase accounting for business combinations; securities gains and losses; and other significant gains, losses or expenses (such as those associated with integrating acquired entities’ operations into Bankshares) unrelated to Bankshares’ core operations.  Cash operating earnings totaled $57.3 million for the second quarter of 2004, an increase of 22% over the $47.0 million for the same period for 2003 and a slight increase over the $56.8 million for the first quarter of 2004.  Diluted cash operating earnings per share for the second quarter of 2004 and 2003 were $.72, and $.68, respectively, and $.71 per share for the first quarter of 2004.  A reconciliation of net income (GAAP basis) to cash operating earnings can be found on page 33 of this filing.

Management believes that reporting several key measures based on cash operating earnings and tangible equity (equity less intangible assets and their related amortization expense) is important, as this is the basis for measuring the adequacy of capital for regulatory purposes.  For the three months ended June 30, 2004, return on average tangible assets was 1.73%, return on average tangible equity was 18.14% and average tangible equity to average tangible assets was 9.55%.  Comparable ratios for the three months ended June 30, 2003 were 1.86%, 17.05% and 10.91%, respectively.  A reconciliation of these ratios from their respective GAAP basis ratios can be found on page 33 of this filing.

For the first six months of 2004, net income was $112.0 million, an increase of 13% over the $99.0 million reported for the comparable period in 2003. Diluted net income per share was $1.40, a decrease of 2% from the $1.43 reported for the same period of last year. For the six months ended June 30, 2004, compared to the same period of 2003, cash operating earnings were $114.1 million and $95.8 million, respectively.  Diluted cash operating earnings per share for these periods were $1.43 and $1.38, respectively.  The ratios of return on average tangible assets, return on average tangible equity and average tangible equity to average tangible assets for the year-to-date 2004 were 1.74%, 18.10% and 9.64%, respectively.  These ratios for the year-to-date 2003 were 1.89%, 17.02% and 11.10%, respectively.

SEGMENT REPORTING

As noted in Footnote No. 10 “Segment Reporting”, Bankshares has historically reported three distinct business segments for which financial information is segregated for use in assessing performance and allocating resources when reporting to the Board of Directors. Segment financial information is subjective and, unlike financial accounting, is not necessarily based on GAAP. As a result, the financial information of the reporting segments is not necessarily comparable with similar information reported by others and may not be comparable with Bankshares’ consolidated results.

Banking

On a combined basis, Community Banks and MSD&T continue to be the primary contributors to Bankshares’ earnings. Historically, Bankshares has distinguished between two operating units, Community and MSD&T, with the former focused on small business and retail banking and the latter on commercial and specialty lending. With the F&M acquisition and the announced plan to consolidate 11 affiliate banks into 4 banks, this distinction is becoming less apparent. Increased house lending authority at the Community Banks has resulted in additional loan growth within their footprint and less referral and overline business to MSD&T.

Community Banking

Net income for the six months ended June 30, 2004, was $79.0 million. This represented a $13.2 million, or 20% increase over the same period last year. Community Banking was the primary beneficiary of the F&M acquisition. For the first half of 2004 compared to the same period last year, net interest income increased by $39.6 million, or 26%, to $193.1 million. Growth in average earning assets of $2.5 billion, largely attributable to the F&M acquisition, more than offset the effect of a 51 bp reduction in the net interest margin. Contributing to the net interest margin compression was the capital restructuring of the Community Banks during the third quarter of last year. $300 million of subordinated debt issued by Bankshares in April 2003, used in part to fund the cash portion of the F&M acquisition, was invested in a like amount of subordinated debt issued by the Community Banks. Excess equity capital was paid to Bankshares in the form of a special cash dividend. The $6.2 million in interest expense incurred during the first half of 2004 related to this subordinated debt reduced the Community Banks’ net interest margin by 15 bp. The Community Banks had a reduction in the provision for loan losses compared to the same period of 2003 as credit quality remained stable.

The year-over-year increases in noninterest income and noninterest expenses for the first half of 2004 compared to the same period of 2003, are attributable to the F&M acquisition and branch / market expansion programs at several Community Banks. Noninterest income increased year-over-year by $10.9 million, with deposit service charges increasing $4.1 million, insurance fees increasing $6.8 million, and electronic banking fees increasing $2.7 million accounting for the largest gains. These gains were partially offset by a decrease of $5.7 million in net gains on investment securities. Noninterest expenses increased by $33.0 million in the first half of 2004 compared to the same period of 2003. Over 50% of this increase is related to salaries and benefits, which grew by $16.4 million. Staffing levels increased from 1,868 full time equivalent to 2,267 full time equivalent year-over-year mostly due to the acquisition of F&M.  Occupancy expense increased by $3.1 million, furniture and equipment expenses increased by $1.6 million and amortization of intangible assets increased $2.4 million.

MSD&T

The net income contribution from MSD&T Banking declined by $2.7 million for the six months ended June 30, 2004 to $31.8 million compared to the same period last year. Contributing to the decline were reduced net interest income, a higher provision for loan losses and increased noninterest expenses. Partially offsetting these items was an increase in noninterest income.

The decline in net interest income in the first half of 2004 compared to the same period in 2003 was attributable to a 6 bp decline in the net interest margin from 3.64% to 3.58%. This decline is consistent with the overall decline experienced by Bankshares. The provision for loan losses was $5.0 million in the first half of 2004 compared to $3.0 million in the first half of 2003. Nonperforming loans declined during the current quarter due to collections and the return of several loans to performing status. For additional information, see discussion of nonperforming assets under “Nonperforming Assets” below.

The increase in noninterest income was spread across numerous categories. Noninterest income increased $0.5 million in the first half of 2004 compared to the first half of 2003. The year-over-year increase was mitigated by decreases in gains on investment securities of $1.3 million in 2003 and -0- in 2004, and a 5% decrease in mortgage banking related fees as a result of a slow down in refinancing activities. Noninterest expense increased by $6.5 million from the first half of 2003 to $50.4 million. This represents a 15% increase over the prior year. Increased personnel costs of $7.0 million accounted for the increase. Staffing levels increased from 1,143 full time equivalents to 1,216 full time equivalents year-over-year principally due to compliance and other staff functions. Costs for shared services are charged to Investment and Wealth Management (“IWM”) and Community Banking and are reflected in the noninterest expense line. Certain other costs not directly charged are allocated to IWM and Community Banking as reflected in the “adjustments” line.

Investment & Wealth Management

Net income increased $2.6 million or 83% to $5.7 million for the six months ended June 30, 2004 as compared to the $3.1 million reported in the same period last year

Revenues for the first half of 2004 increased $8.1 million, or 22%, over the same period last year, with $5.4 million of the increase related to the BW and Peremel acquisitions. The remaining increase was primarily due to strong equity markets and new sales. Total assets under administration increased to $46.2 billion at June 30, 2004 from $42.0 billion at June 30, 2003. At June 30, 2004 and June 30, 2003 assets under management were $21.4 billion and $19.4 billion, respectively.

Noninterest expenses increased by $3.4 million or 11% to $33.8 million for the first half of 2004 from $30.4 million for the same period last year. The increase in noninterest expense is mostly due to the acquisition of BW and Peremel. Full time equivalent staff levels have increased from 293 at June 30, 2003 to 310 at June 30, 2004. The Peremel acquisition and the assumption of F&M’s brokerage operation accounted for the full time equivalent increase. During the first quarter of 2004, Bankshares entered into a 7-year service contract with SunGard Wealth Management Services to provide a new core accounting system and assume management of IWM’s back-office operations. Post conversion, which is expected late in 2004, Bankshares expects to achieve net savings in excess of $1.0 million in 2005. Management expects to incur conversion costs of $2.5 million.  $1.7 million of the conversion costs will be amortized over the life of the contract.  Bankshares also expects to incur exit costs of approximately $1.2 million in the second half of 2004.

CONSOLIDATED RESULTS

Net Interest Income and Net Interest Margin

Analysis of Interest Rates and Interest Differentials

The following table presents the distribution of the average consolidated balance sheet, interest income/expense and annualized yields earned and rates paid through the six months ended June 30, 2004 and 2003.

	For the 6 Months Ended June 30, 2004			For the 6 Months Ended June 30, 2003
(Dollars in thousands)	Average Balance	Income*/ Expense	Yield*/ Rate	Average Balance	Income*/ Expense	Yield*/ Rate
Earning assets
Loans:**
Commercial	$2,679,828	$68,399	5.13%	$2,401,370	$67,224	5.65%
Commercial real estate	2,820,197	82,304	5.87	2,087,406	65,616	6.34
Construction	1,108,601	28,623	5.19	847,382	23,341	5.55
Residential real estate	1,398,153	41,608	5.98	1,083,780	36,339	6.76
Consumer	1,474,380	42,521	5.80	1,017,098	32,870	6.52
Total loans	9,481,159	263,455	5.59	7,437,036	225,390	6.11
Federal funds sold, et al	71,648	763	2.14	185,883	2,034	2.21
Securities:***
Taxable securities
U.S. Treasury and government agencies	1,550,468	29,463	3.82	1,834,196	39,958	4.39
Mortgage-backed	1,266,028	24,103	3.83	636,760	13,864	4.39
Other investments	152,850	3,541	4.66	98,328	3,365	6.90
Tax-exempt securities
States and political subdivisions	101,171	2,807	5.58	38,099	1,595	8.44
Total securities	3,070,517	59,914	3.92	2,607,383	58,782	4.55
Interest-bearing deposits in other banks	158	1	1.07	348	6	3.70
Total earning assets	12,623,482	324,133	5.16	10,230,650	286,212	5.64
Cash and due from banks	291,982			234,901
Bank premises and equipment, net	141,694			104,268
Other assets	877,515			351,801
Less: allowance for loan losses	(157,256)			(141,246)
Total assets	$13,777,417			$10,780,374
Interest-bearing liabilities
Deposits:
Savings	$1,399,234	2,027	0.29	$1,054,033	2,743	0.52
Checking plus interest	1,269,432	935	0.15	973,366	1,105	0.23
Money market	1,577,378	4,457	0.57	1,193,102	5,059	0.86
Time deposits $100,000 and over	1,301,407	12,320	1.90	1,250,819	15,503	2.50
Other time deposits	1,967,533	20,901	2.14	1,712,535	24,169	2.85
Total interest-bearing deposits	7,514,984	40,640	1.09	6,183,855	48,579	1.58
Short-term borrowings	915,121	2,899	0.64	775,526	3,014	0.78
Long-term debt	648,817	10,460	3.24	402,225	7,648	3.83
Total interest-bearing funds	9,078,922	53,999	1.20	7,361,606	59,241	1.62
Noninterest-bearing deposits	2,717,467			2,008,346
Other liabilities and accrued expenses	132,190			100,525
Total liabilities	11,928,579			9,470,477
Shareholders’ equity	1,848,838			1,309,897
Total liabilities & shareholders’ equity	$13,777,417			$10,780,374
Net interest rate spread		$270,134	3.96%		$226,971	4.02%
Effect of noninterest-bearing funds			0.34			0.45
Net interest margin on earning assets			4.30%			4.47%
Taxable-equivalent adjustment included in:
Loan income		$2,279			$2,436
Investment securities income		1,121			686
Total		$3,400			$3,122

* Presented on a tax-equivalent basis using the statutory federal corporate income tax rate of 35% (see non-GAAP reconciliation on page 33)

** Nonaccrual loans are included in average loans

*** Balances reported at amortized cost; excludes pretax unrealized gains (losses) on securities available-for-sale

Analysis of Interest Rates and Interest Differentials

The following table presents the distribution of the average consolidated balance sheet, interest income/expense and annualized yields earned and rates paid for the second quarter of 2004 and 2003.

	For the 3 Months Ended June 30, 2004			For the 3 Months Ended June 30, 2003
(Dollars in thousands)	Average Balance	Income*/ Expense	Yield*/ Rate	Average Balance	Income*/ Expense	Yield*/ Rate
Earning assets
Loans:**
Commercial	$2,727,051	$34,775	5.13%	$2,411,227	$33,464	5.57%
Commercial real estate	2,871,615	41,648	5.83	2,116,259	33,317	6.31
Construction	1,113,301	14,414	5.21	870,955	11,955	5.51
Residential real estate	1,437,331	21,120	5.91	1,089,772	18,026	6.63
Consumer	1,474,586	21,292	5.81	1,025,363	16,421	6.42
Total loans	9,623,884	133,249	5.57	7,513,576	113,183	6.04
Federal funds sold, et al	95,504	588	2.48	313,844	1,311	1.68
Securities:***
Taxable securities
U.S. Treasury and government agencies	1,543,661	14,369	3.74	1,741,380	18,763	4.32
Mortgage-backed	1,254,512	11,796	3.78	760,630	7,875	4.15
Other investments	159,282	(66)	(0.17)	98,277	2,544	10.38
Tax-exempt securities
States and political subdivisions	98,182	1,356	5.55	37,412	823	8.82
Total securities	3,055,637	27,455	3.61	2,637,699	30,005	4.56
Interest-bearing deposits in other banks	158	1	1.06	338	3	3.50
Total earning assets	12,775,183	161,293	5.08	10,465,457	144,502	5.54
Cash and due from banks	298,440			243,728
Bank premises and equipment, net	141,757			104,825
Other assets	881,921			361,951
Less: allowance for loan losses	(158,116)			(142,237)
Total assets	$13,939,185			$11,033,724
Interest-bearing liabilities
Deposits:
Savings	$1,434,288	1,043	0.29	$1,078,760	1,373	0.51
Checking plus interest	1,302,313	474	0.15	993,268	547	0.22
Money market	1,564,295	2,095	0.54	1,201,044	2,422	0.81
Time deposits $100,000 and over	1,315,119	5,941	1.82	1,277,652	7,535	2.37
Other time deposits	1,955,632	10,320	2.12	1,708,177	11,573	2.72
Total interest-bearing deposits	7,571,647	19,873	1.06	6,258,901	23,450	1.50
Short-term borrowings	910,854	1,480	0.65	771,892	1,469	0.76
Long-term debt	648,576	5,205	3.23	527,223	5,286	4.02
Total interest-bearing funds	9,131,077	26,558	1.17	7,558,016	30,205	1.60
Noninterest-bearing deposits	2,826,610			2,054,813
Other liabilities and accrued expenses	129,737			96,602
Total liabilities	12,087,424			9,709,431
Shareholders’ equity	1,851,761			1,324,293
Total liabilities & shareholders’ equity	$13,939,185			$11,033,724
Net interest rate spread		$134,735	3.91%		$114,297	3.94%
Effect of noninterest-bearing funds			0.33			0.44
Net interest margin on earning assets			4.24%			4.38%
Taxable-equivalent adjustment included in:
Loan income		$1,133			$1,221
Investment securities income		542			353
Total		$1,675			$1,574

* Presented on a tax-equivalent basis using the statutory federal corporate income tax rate of 35% (see non-GAAP reconciliation on page 33)

** Nonaccrual loans are included in average loans

*** Balances reported at amortized cost; excludes pretax unrealized gains (losses) on securities available-for-sale

Rate / Volume Analysis

A rate/volume analysis, which demonstrates changes in interest income and expense for significant assets and liabilities, appears below:

	For the 6 Months Ended June 30, 2004 vs. 2003 Due to variances in			For the 3 Months Ended June 30, 2004 vs. 2003 Due to variances in
(Dollars in thousands)	Rates	Volumes (5)	Total	Rates	Volumes (5)	Total
Interest earned on:
Loans:
Commercial (1)	$(6,620)	$7,795	$1,175	$(3,072)	$4,383	$1,311
Commercial real estate (2)	(6,347)	23,035	16,688	(3,561)	11,892	8,331
Construction (3)	(1,913)	7,195	5,282	(868)	3,327	2,459
Residential real estate	(5,272)	10,541	5,269	(2,655)	5,749	3,094
Consumer	(5,127)	14,778	9,651	(2,323)	7,194	4,871
Total loans	(25,279)	63,344	38,065	(12,479)	32,545	20,066
Taxable securities (4)	(8,985)	8,905	(80)	(7,091)	4,008	(3,083)
Tax-exempt securities (4)	(1,428)	2,640	1,212	(804)	1,337	533
Federal funds sold, et al	(21)	(1,250)	(1,271)	189	(912)	(723)
Interest-bearing deposits in other banks	(2)	(3)	(5)	—	(2)	(2)
Total interest income	(35,715)	73,636	37,921	(20,185)	36,976	16,791

Interest paid on:
Savings deposits	(1,614)	898	(716)	(783)	453	(330)
Checking plus interest deposits	(506)	336	(170)	(243)	170	(73)
Money market accounts	(2,231)	1,629	(602)	(1,060)	733	(327)
Certificates of deposit $100,000 and over	(3,810)	627	(3,183)	(1,815)	221	(1,594)
Other time deposits	(6,867)	3,599	(3,268)	(2,930)	1,677	(1,253)
Short-term borrowings	(658)	543	(115)	(253)	264	11
Long-term debt	(1,877)	4,689	2,812	(1,298)	1,217	(81)
Total interest expense	(17,563)	12,321	(5,242)	(8,382)	4,735	(3,647)
Net interest earned	$(18,152)	$61,315	$43,163	$(11,803)	$32,241	$20,438

(1)          Interest year-to-date tax-equivalent adjustment of $1.6 million for 2004 and 2003, respectively, and quarter-to-date tax-equivalent adjustment of $759 thousand and $781 thousand for 2004 and 2003, respectively, are included in the commercial loan rate variances.

(2)          Interest year-to-date tax-equivalent adjustment of $268 thousand and $185 thousand for 2004 and 2003, respectively, and quarter-to-date tax-equivalent adjustment of $154 thousand and $99 thousand for 2004 and 2003, respectively, are included in the commercial real estate loan rate variances.

(3)          Interest year-to-date tax-equivalent adjustment of $458 thousand and $680 thousand for 2004 and 2003, respectively, and quarter-to-date tax-equivalent adjustment of $221 thousand and $341 thousand for 2004 and 2003, respectively, are included in the construction loan rate variances.

(4)          Interest year-to-date tax-equivalent adjustment of $1.1 million and $0.7 million for 2004 and 2003, respectively, and quarter-to-date tax-equivalent adjustment of $542 thousand and $353 thousand for 2004 and 2003, respectively, are included in the investment securities rate variances.

(5)          Changes attributable to mix (rate and volume) are included in volume variance.

Net Interest Income and Net Interest Margin (continued)

Net interest income for the quarter ended June 30, 2004 increased 18% to $133.1 million from the second quarter last year primarily as a result of the F&M acquisition.  Net interest income is affected by both changes in the amount and composition of interest-earning assets and interest-bearing liabilities and by changes in the level of interest rates. The growth in net interest income was attributable to the growth of 22% in average earning assets that more than offset a decline in the net interest margin.  Average loan growth from March 31, 2004 to June 30, 2004 was $285.5 million or 3% (12% annualized).

The positive effect on interest income of year-over-year growth in average earning assets was partially offset by a 14 bp decline in the net interest margin from 4.38% for the second quarter of 2003 to 4.24% for the current quarter.  This was driven principally by the performance of Bankshares’ previously disclosed investments in hedge funds-of-funds related to the investment and wealth management business, which are designated as assets held for sale.  Changes in their fair value are reflected in the income statement as a component of “other investment” income.  After four successive quarters of strong performance, these investments generated a loss of $0.7 million in the second quarter of 2004 versus a gain of $3.0 million in the first quarter.  This led to a linked-quarter decline in the net interest margin from 4.37% to 4.24%, with the performance of the hedge fund investments accounting for 12 bp of the decline.  In the first quarter of 2004, the hedge fund investments contributed 7 bps to the net interest margin.  In the second quarter these investments adversely affected the margin by 5 bps.  Bankshares has begun to redeem these investments and will continue to do so gradually over time. MSD&T Banking segment’s net interest margin increased 3 bp to 3.58% for the second quarter of 2004 from 3.55% in the first quarter while the Community Banking’s net interest margin decreased 1 bp to 4.46% for the current quarter from 4.47% in the first quarter of 2004. Helping to offset the decline in the net interest margin was linked-quarter growth in average loans of 3.1%. Loans grew in all categories, with commercial loans and lease receivables up 3.6%; commercial real estate up 3.7%; construction up 0.9%; residential real estate up 5.8%; and consumer up slightly. The average balance in the securities portfolio was down 1.1% from the first to the second quarter of 2004.  Lower reinvestment yields on maturing investment securities and prepayments of mortgage-related securities reduced yields in the investment portfolio. Average deposits were up 3.3% on a linked-quarter basis, with increases in noninterest-bearing deposits (8.4%), savings (5.1%), checking plus interest (5.3%), and time deposits $100,000 and over (2.1%), more than offsetting declines in money market (down 1.6%) and other time deposits (down 1.2%). Based on current market conditions, which include a recent slowing of mortgage refinancing activity and increase in the prime rate at June 30, 2004, management expects the net interest margin to improve during the second half of 2004.

Net interest income for the first six months of 2004 increased to $266.7 million or 19% over the $223.8 million for the first six months of last year principally due to F&M.  The growth in net interest income was attributable to 27% growth in average loans and 18% growth in average securities. The positive impact of asset growth on interest income was partially offset by a 17 bp decline in the net interest margin from 4.47% to 4.30%.  Nearly two-thirds of the decline in the net interest margin was attributable to the reduced benefit derived from the investment of noninterest-bearing funds.  This benefit fell from 45 bp in 2003 to 34 bp in 2004.

Noninterest Income

	For the 6 Months Ended			For the 3 Months Ended
	June 30,		% Change	June 30,		% Change
(Dollars in thousands)	2004	2003	2004/2003	2004	2003	2004/2003
Investment and wealth management	$44,919	$36,873	21.8%	$22,936	$19,508	17.6%
Service charges on deposit accounts	20,470	16,371	25.0	10,351	8,311	24.5
Mortgage banking related fees:
Commercial	3,483	3,319	4.9	1,563	1,693	(7.7)
Residential	1,750	1,576	11.0	730	814	(10.3)
Total mortgage banking related fees	5,233	4,895	6.9	2,293	2,507	(8.5)
Investment securities gains	535	7,351	(92.7)	590	6,536	(91.0)
Other income:
Electronic banking fees	10,351	7,598	36.2	5,951	4,145	43.6
Charges and fees on loans	5,293	4,518	17.2	2,835	2,069	37.0
Insurance	7,095	332	—	3,267	175	—
Bank-owned life insurance	1,579	868	81.9	785	439	78.8
All other income	5,960	4,484	32.9	2,542	1,747	45.5
Total other income	30,278	17,800	70.1	15,380	8,575	79.4
Total	$101,435	$83,290	21.8%	$51,550	$45,437	13.5%

Noninterest income for the quarter ended June 30, 2004 increased by $6 million, or 13%, to $51.6 million compared to $45.4 million for the same period in 2003. Noninterest income increased 3% from the first quarter of 2004. The table above shows the major components of noninterest income.  Investment and wealth management revenue represents the largest source of noninterest income and increased 18% over the prior year and 4% over the first quarter of 2004. Factors having a positive impact on IWM revenues were strong equity markets and increased new sales across both mutual funds and separately managed accounts.

Service charges on deposit accounts increased in line with the growth in deposit balances. For the second quarter of 2004 compared to the second quarter of 2003, the $2.0 million, or 25%, growth in service charge income was largely attributable to the F&M acquisition. Service charges on deposits increased modestly compared to the first quarter of 2004 due to deposit growth.

Mortgage banking-related fees decreased 9% in the second quarter of 2004 compared to the second quarter of 2003 and decreased 22% from the first quarter of 2004 due primarily to normal seasonal fluctuations, a general slowdown in refinancing activities and the integration of F&M’s mortgage banking business into Wells Fargo Ventures LLC.  Bankshares’ mortgage banking revenue is comprised of loan activities of Mercantile Mortgage Corporation’s commercial mortgage subsidiary, Columbia National Real Estate Financing LLC, and its residential mortgage joint venture with Wells Fargo Ventures LLC.

Last year $6.5 million in investment securities gains resulted from sales of equity securities held in the available-for-sale portfolios and the balance related to the continued restructuring of the bond portfolios.  The gain in the second quarter of 2003 was generated as part of a repositioning of the balance sheet for interest rate changes that adjusted portfolio yields and duration.  The increases in other income for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 include several categories. Electronic banking fees, which consist of merchant card processing fees, foreign ATM fees and check card fees increased $1.8 million or 44%. These fees are seasonal and also benefited from the F&M acquisition. Charges and fees on loans consisting of letters of credit fees, late fees and other assessed loan fees increased $0.8 million or 37%.  Insurance revenues, which are derived from fee income related to the sale and servicing of insurance products, increased $3.1 million primarily due to the F&M acquisition. All other income increased $0.8 million or 46%, which consisted of revenues from various sources, such as safe deposit box rent, travelers’ checks, money orders and bill collection fees. Included in all other income in the second quarter of 2004 is $0.3 million in gains from the disposition of bank-owned buildings, which was excluded from cash operating earnings. On a linked-quarter basis a seasonally-related decline in insurance fee income and a decline in all other income was more than offset by increases in electronic banking fees and charges and fees on loans.

For the six months ended June 30, 2004, noninterest income increased by $18.1 million or 22%, to $101.4 million compared to $83.3 million for the same period in 2003.  This increase was largely due to the F&M acquisition and a 22% increase in IWM fees, which was partially offset by the $6.8 million decrease in investment securities gains.

Noninterest Expense

	For the 6 Months Ended			For the 3 Months Ended
	June 30,		% Change	June 30,		% Change
(Dollars in thousands)	2004	2003	2004/2003	2004	2003	2004/2003
Salaries	$89,477	$70,732	26.5%	$44,689	$36,317	23.1%
Employee benefits	23,441	18,747	25.0	10,928	9,319	17.3
Net occupancy expense of bank premises	11,879	8,315	42.9	5,819	4,219	37.9
Furniture and equipment expense	14,937	13,542	10.3	7,573	6,743	12.3
Communication and supplies	8,499	6,617	28.4	4,195	3,181	31.9
Other expenses:
Professional services	8,830	7,041	25.4	4,996	4,962	0.7
Advertising and promotional expense	3,838	3,711	3.4	2,135	2,247	(5.0)
Electronic banking expense	4,414	3,434	28.5	2,485	1,851	34.3
Amortization of intangible assets	4,088	1,409	190.1	2,056	848	142.5
Outsourcing expense	2,686	1,959	37.1	1,227	1,010	21.5
All other expenses	14,664	11,323	29.5	7,264	6,352	14.4
Total other expense	38,520	28,877	33.4	20,163	17,270	16.8
Total	$186,753	$146,830	27.2%	$93,367	$77,049	21.2%

Noninterest expense for the three months ended June 30, 2004 increased by $16.3 million, or 21%, to $93.4 million compared to $77.0 million for the three months ended June 30, 2003.  The table above shows the major components of noninterest expense.  The principal reason for the year-over-year increase in each noninterest expense category was the acquisitions of F&M. On a linked-quarter basis all major categories of noninterest expense reflected declines except for furniture & equipment expenses and other expenses resulting in a slight decline in total noninterest expenses for the quarter.

Management continues to focus on expense control and is encouraged by the progress made to date.  While total noninterest expenses were down slightly from the first to the second quarter of 2004, certain additional expenses related to directors’ deferred compensation ($0.5 million), the consolidation of bank affiliates ($0.4 million), and certain employee separation costs ($0.8 million) offset the stronger underlying trend of reduced expenses.  Moreover, volume-driven increases in electronic banking costs accounted for $0.6 million of additional expense during the second quarter of 2004, which coincides with an increase in electronic banking fee income.

As a result of the higher level of expenses, the efficiency ratio, a key measure of expense management, increased over 2003. The efficiency ratio is computed by dividing noninterest expenses by the sum of net interest income on a tax-equivalent basis and noninterest income. Bankshares’ efficiency ratio was 50.12% compared to 48.24% for the three months ended June 30, 2004 and 2003, respectively. A large portion of the increased expenses is due to the acquisition of F&M.  On a non-GAAP basis, the cash operating efficiency ratio excludes amortization expense for intangibles and nonoperating income and expenses, such as securities gains and losses and other significant gains, losses or expenses (such as those associated with integrating acquired entities’ operations into Bankshares) unrelated to Bankshares’ core operations.  Bankshares’ cash operating efficiency ratio was 49.03%, compared to 49.24%

for the three months ended June 30, 2004 and 2003, respectively. For the reconciliation of GAAP to non-GAAP measures, see page 33 in this filing.

Employee-related expenses, which include salaries, benefits and incentive compensation, were the largest component at 60% of noninterest expenses.  F&M accounted for a substantial portion of the $10.0 million increase in employee-related expenses for the second quarter of 2004 compared to the same period in 2003. Salaries and benefit expenses for the second quarter of 2004 compared to the first quarter of 2004, declined $1.7 million.

Net occupancy expense, which includes depreciation, rents, maintenance and utilities, increased due to the additional branch and corporate office locations related to the F&M acquisition.  On a linked-quarter basis net occupancy expense decreased with a reduction in the number of facilities operated by F&M.

Furniture and equipment expenses include premises depreciation, rental and maintenance expense associated with the upkeep and improvement of hardware and computer software. Furniture and equipment increased due to normal increases in software license and maintenance fees associated with the core banking system.

Communications and supplies increased due to supplies needed for additional branch office locations, including brochures and operational supplies, as well as increased customer information mailings and disclosures related to the F&M acquisition.

Other expenses consist of professional services, marketing, electronic banking and several other categories such as travel and membership, amortization, licensing, insurance and sundry losses. The increases for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 are attributable to the F&M acquisition. Of the $2.9 million increase in other expenses for the second quarter of 2004 compared to the second quarter of 2003, $1.2 million is associated with the increased amortization of intangible assets resulting from the acquisition of F&M.  Other expenses increased $1.8 million, over the first quarter of 2004. This increase from the previous quarter is principally due to higher professional fees of $1.1 million. This included a $0.5 million increase relating to directors deferred compensation. At the Annual Meeting, shareholders approved a change to the Directors Deferred Compensation Plan that will substantially reduce expense volatility in future periods. Professional fees also included $0.4 million relating to the consolidation of 11 bank affiliates into four, leaving the organization with 13 bank affiliates.  Management expects to incur additional legal fees due to pending legal proceedings.  Other expenses also increased as a result of advertising expenses related to planned promotional campaigns; increases in electronic banking transaction costs that were more than offset by increases in electronic banking revenues; and $0.8 million in certain employee separation costs.

Noninterest expense for the six months ended June 30, 2004 increased to $186.8 million or 27% over the $146.8 million for the six months ended June 30, 2003. The increase in each category was largely attributable to the F&M acquisition.

Analysis of Financial Condition

At June 30, 2004 compared to December 31, 2003, total assets increased 3% or $434.7 million.  Total loans increased 5% or $490.0 million. Loans grew in nearly every category in this period except for the consumer portfolio, which decreased less than 1% and the planned run-off in lease receivables.  Total investment securities decreased 3% or $107.4 million.

Total deposits at June 30, 2004, were $10.6 billion, an increase of 4% or $381.1 million over December 31, 2003.  Interest-bearing deposits, which represent 71% of total deposits increased 1%, while noninterest-bearing deposits increased 11% from the end of last year. A decline in money market and time deposits of $100,000 and over was more than offset by increases in all of the other deposit categories.

At June 30, 2004 compared to June 30, 2003, total assets increased 23% or $2.6 billion. Total loans increased 29% or $2.2 billion and total investment securities increased 12% or $0.3 billion. These substantial increases are due principally to the acquisition of F&M, which accounted for approximately 80% of the growth in total assets.

At June 30, 2004, total deposits increased 23% or $2.0 billion compared to one year earlier.  F&M added approximately 80% to the total deposit growth.  The additional growth in deposits was in core deposits from customers in the local markets. The affiliate banking structure positions Bankshares to compete not only with the large national and regional banking companies in the gathering of these funds, but also with local community banks. Management believes Bankshares is positioned to retain these deposits in a rising interest rate scenario.  However, should there be an outflow of deposits, a reversal of recent trends, the investment portfolio should provide adequate liquidity.

Shareholders’ equity at June 30, 2004 was $1.8 billion.  Bankshares has authorization enabling it to repurchase up to approximately 0.5 million additional shares.  In April, Bankshares repurchased 1.0 million shares at a cost of $44.1 million by entering into a privately negotiated agreement for the accelerated purchase of these shares. Since the share repurchase program began in the mid-1990’s, Management has generally targeted 40% of net income for cash dividends to shareholders and 30% of net income for potential share repurchases.  Effective at the June 2004 Board meeting, the quarterly dividend rate was increased 6% to $.35 from $.33 per share. At June 30, 2004 and December 31, 2003, the cash dividend payout ratio was 48.23% and 47.78% respectively. A change to the Directors’ Deferred Compensation Plan was approved at the 2004 Annual Shareholders’ meeting. Beginning April 1, 2004 all deferred directors’ fees are covered by the plan. At April 1, 2004 directors had the option to leave their deferred balance in the old Phantom stock plan, or convert their balance into vested shares under the new plan. All but thirteen directors converted their balances to the new plan. This resulted in adding approximately 149,000 stock equivalents and a $6.4 million addition to Capital Surplus. These vested shares will be issued after a director retires.  For more details, see the Statements of Changes in Consolidated Shareholders’ Equity and Footnote No. 12.

RISK MANAGEMENT

Credit Risk Analysis

Bankshares’ loans and commitments are substantially to borrowers located in our immediate region. Bankshares has set an internal limit for each affiliate bank, that is well below the regulatory limit, on the maximum amount of credit that may be extended to a single borrower. For more information on credit risk see “Risk Management — Credit Risk Analysis” in the Mercantile Bankshares Corporation’s 2003 Annual Report on Form 10-K.

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

During the six months ended June 30, 2004, nonperforming assets decreased $10.2 million to $40.3 million from $50.5 million at December 31, 2003.  Nonaccrual loans were $39.9 million at June 30, 2004 and other real estate owned, the other component of nonperforming assets, was $0.4 million.  Nonperforming assets as a percent of period-end loans and other real estate owned was .41% at June 30, 2004 and .55% at December 31, 2003, respectively.  The decrease in nonperforming loans was due primarily to improvement in credit quality at MSD&T. Credit quality at the Community Banks also continued to improve.

At June 30, 2004 and December 31, 2003, monitored loans, or loans with characteristics suggesting that they could be classified as nonperforming in the near future, were $23.9 million and $28.4 million, respectively. Two loans at MSD&T contributed $17.2 million and one loan at The Citizens National Bank affiliate contributed $5.3 million to the current total. The MSD&T loans are secured by two commercial aircraft, which are leased to a regional commercial airline. In light of the prevailing conditions in the commercial airline industry, management has included these loans in the “monitored” status. The amount of loans past due 30-89 days decreased from $43.6 million at December 31, 2003 to $33.1 million at June 30, 2004.

The table below presents a comparison of nonperforming assets at June 30, 2004, December 31, 2003 and June 30, 2003.

(Dollars in thousands)	June 30, 2004	December 31, 2003	June 30, 2003
Nonaccrual loans (1)
Commercial	$34,002	$36,569	$26,919
Commercial real estate	2,197	7,363	3,798
Construction	155	651	1,178
Residential real estate	2,518	3,721	4,001
Consumer	346	1,224	178
Lease financing	670	824	1,694
Total	39,888	50,352	37,768
Renegotiated loans (1)	—	—	—
Loans contractually past due 90 days or more and still accruing interest	—	—	—
Total nonperforming loans	39,888	50,352	37,768
Other real estate owned	402	191	376
Total nonperforming assets	$40,290	$50,543	$38,144
Nonperforming loans as a percent of period-end loans	0.41%	0.54%	0.50%
Nonperforming assets as a percent of period-end loans and other real estate owned	0.41%	0.55%	0.50%

(1)          Aggregate gross interest income of $1.4 million, $4.1 million and $1.5 million for the first half of 2004, the year 2003 and the first half of 2003, respectively, on nonaccrual and renegotiated loans, would have been recorded if these loans had been accruing on their original terms throughout the period or since origination if held for part of the period.  The amount of interest income on the nonaccrual and renegotiated loans that was recorded totaled $0.5 million, $2.1 million and $0.6 million for the first six months of 2004, the year 2003 and the first six months of 2003, respectively.

Note: Bankshares was monitoring loans estimated to aggregate $23.9 million at June 30, 2004, $26.6 million at March 31, 2004 and $28.4 million at December 31, 2003, not classified as nonaccrual or renegotiated loans.  These loans had characteristics that indicated they might result in such classification in the future.

Allowance and Provision for Loan Losses

Each Bankshares’ affiliate is required to maintain an allowance for loan losses adequate to absorb losses inherent in the loan portfolio. Each affiliate’s reserve is dedicated to that affiliate only and is not available to absorb losses from another affiliate.   Management at each affiliate, along with Bankshares’ management, conducts a regular review to assure that adequacy.  On a periodic basis, significant credit exposures, nonperforming loans, impaired loans, historical losses by loan type and various statistical measurements of asset quality are examined to assure the adequacy of the allowance for loan losses. Management believes that the allowance for loan losses is at an adequate level to absorb losses inherent in the portfolio.

The allowance for loan losses has been established through provisions for loan losses charged against income. Loans deemed uncollectible are charged against the allowance for loan losses and any subsequent recoveries are credited to the allowance.  Intensive collection efforts continue after charge-off in order to maximize recovery amounts.  The provision for loan losses for the second quarter of 2004 was $2.4 million, a 23% decrease from the same period last year and a 3% decrease from the first quarter of 2004. The decline in the provision reflects a continued improvement in the economy and stable credit quality within Bankshares’ Community Banks. The Community Banks’ loan portfolios are more heavily weighted toward consumer and residential real estate loans. Potential losses in these portfolios are more predictable and quantifiable, generally resulting in a lower required allowance. Net charge-offs were $0.6 million for the second quarter of 2004, $1.1 million for the first quarter of 2004 and $3.5 million for the fourth quarter of 2003. The allowance for loan losses as a percent of period-end loans decreased to 1.62% at June 30, 2004 from 1.66% at March 31, 2004 and 1.68% at December 31, 2003.

The following table presents a summary of the activity in the Allowance for Loan Losses.

	For the 6 Months Ended June 30,		For the 3 Months Ended June 30,
(Dollars in thousands)	2004	2003	2004	2003
Allowance balance - beginning	$155,337	$138,601	$156,635	$140,427
Charge-offs:
Commercial	(945)	(719)	(255)	(613)
Commercial real estate	(28)	(342)	—	(1)
Construction	—	—	—	—
Residential real estate	(129)	(50)	(28)	(50)
Consumer	(2,377)	(1,573)	(1,260)	(722)
Lease financing	—	(1,188)	—	(547)
Total	(3,479)	(3,872)	(1,543)	(1,933)
Recoveries:
Commercial	337	409	237	205
Commercial real estate	26	117	8	99
Construction	4	135	—	—
Residential real estate	191	39	139	35
Consumer	1,236	765	602	377
Lease financing	—	—	—	—
Total	1,794	1,465	986	716
Net charge-offs	(1,685)	(2,407)	(557)	(1,217)
Provision for loan losses	4,779	6,067	2,353	3,051
Allowance balance - ending	$158,431	$142,261	$158,431	$142,261
Average loans	$9,481,159	$7,437,036	$9,623,884	$7,513,576
Percent of net charge-offs (annualized) to average loans	0.04%	0.07%	0.02%	0.06%
Period-end loans	$9,762,110	$7,560,931
Percent of allowance for loan losses to period-end loans	1.62%	1.88%

Interest Rate Risk

The objective of interest rate risk management is to contain the risks associated with interest rate fluctuations. The process involves identification and management of the sensitivity of net interest income to changing interest rates and other market factors. Interest rate risk, one of the more prominent risks in terms of potential earnings impact, is an inevitable part of being a financial intermediary. For more information see “Risk Management — Interest Rate Risk” in the Mercantile Bankshares Corporation’s 2003 Annual Report on Form 10-K.

EARNINGS SIMULATION MODEL PROJECTIONS

The following table summarizes the effect a positive 100 and 200 bp change and a negative 50 bp change in interest rates would have on Bankshares’ net interest income over the next 12 months.

	Calculated increase / (decrease) in projected net interest income
Change in interest rates (basis points)	June 30, 2004	December 31, 2003
+ 200	5.4%	4.6%
+ 100	3.2%	2.4%
- 50	(2.5)%	(2.1)%

Bankshares’ interest sensitivity has become modestly more asset sensitive since December 31, 2003. Based on its most recent simulation model, Bankshares’ net interest income would increase by $15.6 million and $26.4 million if interest rates were to move up gradually over the next six months by 100 bp or 200 bp, respectively. A downward movement of 50 bp would reduce net interest income by $12.3 million. In response to action by the Federal Reserve to increase short-term interest rates, Bankshares raised its prime interest rate by 25 bp on June 30, 2004. Bankshares has approximately $3.6 billion in loans that will reprice daily or monthly as prime rate changes. The 25 bp increase is expected to yield approximately $4.5 million in additional income from these loans through the remainder of 2004. The effects of a rising rate environment on interest expense are less predictable due to customer behavior that shifts the mix. Current trends have seen very strong growth in noninterest bearing demand deposit accounts, while money market accounts and certificates of deposit have decreased. As rates begin to rise, management expects, based on Bankshares’ interest sensitivity position, that the margin and net interest income will expand.

Market Risk

Market risk is defined as the impact of changes in market values of assets and liabilities as interest rates and equity markets fluctuate. Changes in market values also impact the fee income earned by IWM, where a significant portion of the fee schedule is tied to current asset values under management or administration. Bankshares has designated substantially all of its investment portfolio as available-for-sale and in accordance with financial reporting standards, this portfolio is reported at fair value. Changes in fair value, net of tax, are reflected as a component of shareholders’ equity. Bankshares’ maintenance of capital ratios well above regulatory requirements (see Footnote No. 9) provides management with the flexibility to utilize the available-for-sale portfolio for liquidity and interest rate risk management needs, even during a period when valuations are depressed. Maintaining a fairly short duration in the portfolio also mitigates market risk.

Liquidity Risk

Liquidity risk is the possibility that Bankshares will not be able to fund present and future financial obligations. The objective of liquidity management is to maintain the ability to meet commitments to fund loans, purchase securities and repay deposits and other liabilities in accordance with their terms. Core deposits and the available-for-sale investment portfolio are key elements in meeting this objective. For the three months ended June 30, 2004, core deposits (total deposits less certificates of deposit of $100,000 and over), averaged $9.1 billion compared to $8.8 billion for the first quarter of 2004 and $8.9 billion for the fourth quarter of 2003. Although not viewed as core deposits, a substantial portion of short-term borrowings comprised of securities sold under agreements to repurchase and commercial paper, originate from core deposit relationships tied to the overnight cash management program offered to customers.

By limiting the maturity of securities and maintaining a conservative investment posture, management can rely on the investment portfolio to help meet any short-term funding needs. U.S. Treasury and agency securities, which provide the greatest liquidity, averaged $1.5 billion in the second quarter of 2004, a 1% decrease from the average of $1.6 billion for the first quarter of 2004 and a 5% decrease from the average of $1.6 billion for the fourth quarter 2003. In addition to these sources, Bankshares has access to national markets for certificates of deposit, commercial paper and debt financing. Should it need to further supplement its liquidity, Bankshares has $1.8 billion in lines with the FHLB Atlanta and back-up commercial paper lines of $40 million with commercial banks. Bankshares is required to obtain approval from holders of Bankshares’ 6.72% and 6.80% unsecured senior notes if it incrementally borrows in excess of $150 million. For more information see “Risk Management — Liquidity Risk” in the Mercantile Bankshares Corporation’s 2003 Annual Report on Form 10-K.

In the normal course of business, Bankshares routinely evaluates alternative sources of funding and liquidity.  With the current strong demand by real estate investors for stable commercial office properties, management is exploring the merits of a potential sale/leaseback transaction of its headquarters facility at Two Hopkins Plaza, Baltimore, MD.  Such a transaction would enhance Bankshares’ liquidity through the cash generated on the sale and a reduced investment in bank premises. Management is in the final stages of negotiations with an outside party.

Contractual Obligations and Commitments

Through the normal course of business, Bankshares enters into certain contractual obligations and other commitments. Such obligations generally relate to funding operations through debt arrangements as well as leases of premises and equipment.  As a financial services provider, Bankshares routinely enters into commitments to extend credit, including loan commitments, standby letters of credit and financial guarantees. For a discussion of these commitments see Footnote No. 6 “Commitments” above. For a discussion of contractual commitments see “Off-Balance Sheet Arrangements and Contractual Obligations” in the Mercantile Bankshares Corporation’s 2003 Annual Report on Form 10-K.  Items disclosed in the Annual Report on Form 10-K have not materially changed since the report was file with the exception of Bankshares entering into a 7 year service contract with SunGard Wealth Management Services to provide a new core accounting system and assume management of IWM’s back-office operations.  The table below summarizes the future minimum annual service fees associated with the SunGard contract:

(Dollars in thousands)	Purchase Obligations
2004	$833
2005	5,000
2006	5,000
2007	5,000
2008	5,000
2009	5,000
Thereafter	9,167
Total	$35,000

Cautionary Statement

This report contains financial information determined by methods other than in accordance with Generally Accepted Accounting Principles (“GAAP”). Bankshares’ management uses these non-GAAP measures in their analysis of the Company’s performance. In, particular, net interest income, net interest margin and the cash operating efficiency ratio are calculated on a fully tax-equivalent basis (“FTE”).  The FTE basis is determined by adjusting net interest income to reflect tax-exempt interest income on a before-tax equivalent basis. These measures typically adjust GAAP performance measures to exclude intangible assets and the amortization of intangible assets related to the consummation of mergers. These operating earnings measures may also exclude other significant gains, losses or expenses that are not considered components of core earnings. Since these items and their impact on Bankshares’ performance are difficult to predict, management believes presentations of financial measures excluding the impact of these items provide useful supplemental information that is essential to a proper understanding of the operating results and financial position of Bankshares core businesses. These disclosures should not be viewed as a substitute for results determined in accordance with GAAP, nor are they necessarily comparable to operating earnings performance measures that may be presented by other companies.

This report contains forward-looking statements within the meaning of and pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  A forward-looking statement encompasses any estimate, prediction, opinion or statement of belief contained in this report, and the underlying management assumptions.  Such statements in this report include: identification of trends; loan growth; comments on adequacy of the allowance for loan losses; credit quality; changes in leasing activities; effects of asset sensitivity and interest rate changes; information concerning market risk referenced in Item 3; expected pro forma assets, loans and deposits of the banks resulting from the planned reorganization; and the anticipated effect of the proposed reorganization on operations, regulatory compliance and service to banking customers.  Forward-looking statements are based on current expectations and assessments of potential developments affecting market conditions, interest rates and other economic conditions, and results may ultimately vary from the statements made in this report.  In addition, the following factors, among others, could cause actual results to differ materially from the anticipated results or expectations expressed in the forward-looking statements: Regulatory approvals for the transactions occurring in connection with the reorganization could be delayed or more burdensome to obtain than currently expected resulting in, among other things, an effective date later than July 2004; administrative and operational efficiencies may not improve to the degree projected; and competitive pressures and regulatory complexities that affect our banks may be stronger than expected.

Supplemental Information by Quarter

Select Financial Data

(in thousands, except per share data)

	2Q 04	1Q 04	4Q 03	3Q 03	2Q 03	2Q 04 vs 1Q 04	2Q 04 vs 2Q 03
OPERATING RESULTS
Net interest income (1)	$133,060	$133,674	$133,249	$122,232	$112,723	(0.5)%	18.0%
Net interest income - taxable equivalent (1)	134,735	135,399	135,130	123,989	114,297	(0.5)	17.9
Provision for loan losses	2,353	2,426	3,033	3,005	3,051	(3.0)	(22.9)
Net income	56,313	55,697	50,645	47,173	50,010	1.1	12.6

PER COMMON SHARE DATA
Basic net income	$.71	$.70	$.64	$.64	$.73	1.4%	(2.7)%
Diluted net income	.71	.69	.63	.63	.72	2.9	(1.4)
Dividends paid	.35	.33	.33	.33	.33	6.1	6.1
Book value at period end	23.28	23.61	23.08	22.89	19.91	(1.4)	16.9
Market value at period end	46.82	42.93	45.58	40.00	39.35	9.1	19.0
Market range:
High	47.93	46.01	45.95	42.49	41.30	4.2	16.1
Low	40.31	41.50	39.76	38.91	33.90	(2.9)	18.9

AVERAGE BALANCE SHEET DATA
Total loans	$9,623,884	$9,338,433	$9,129,330	$8,331,265	$7,513,576	3.1%	28.1%
Total earning assets	12,775,183	12,475,851	12,523,854	11,750,966	10,465,457	2.4	22.1
Total assets	13,939,185	13,618,193	13,666,099	12,622,100	11,033,724	2.4	26.3
Total deposits	10,398,257	10,066,645	10,168,699	9,388,714	8,313,714	3.3	25.1
Shareholders’ equity	1,851,761	1,848,461	1,811,742	1,550,937	1,324,293	0.2	39.8

STATISTICS AND RATIOS (Net income annualized)
Return on average assets	1.62%	1.64%	1.47%	1.48%	1.82%
Return on average equity (2)	12.23	12.12	11.09	12.07	15.15
Return on average tangible equity (2)	18.14	18.01	16.49	15.70	17.05
Average equity to average assets (2)	13.28	13.57	13.26	12.29	12.00
Average tangible equity to average tangible assets (2)	9.55	9.75	9.51	9.91	10.91
Net interest rate spread - taxable equivalent	3.91	4.03	3.93	3.81	3.94
Net interest margin on earning assets - taxable equivalent	4.24	4.37	4.28	4.19	4.38
Efficiency ratio (1),(3)	50.12	50.40	54.47	53.67	48.24
Operating efficiency ratio (1),(3)	49.03	49.24	50.92	51.14	49.24
Dividend payout ratio	49.30	47.14	51.56	51.56	45.21

Bank offices	229	229	227	236	187	—	42
Employees	3,508	3,575	3,565	3,642	3,035	(67)	473

CREDIT QUALITY DATA AT PERIOD END
Net charge-offs	$557	$1,128	$3,450	$2,717	$1,217	(50.6)%	(54.2)%
Nonaccrual loans	39,888	48,007	50,352	51,001	37,768	(16.9)	5.6
Restructured loans	—	—	—	—	—	—	—
Total nonperforming loans	39,888	48,007	50,352	51,001	37,768	(16.9)	5.6
Other real estate owned, net	402	134	191	397	376	200.0	6.9
Total nonperforming assets	40,290	48,141	50,543	51,398	38,144	(16.3)	5.6

CREDIT QUALITY RATIOS
Provision for loan losses (annualized) as a percent of period-end loans	.10%	.10%	.13%	.13%	.16%
Net charge-offs (annualized) as a percent of period-end loans	.02	.05	.15	.12	.06
Nonperforming loans as a percent of period-end loans	.41	.51	.54	.57	.50
Allowance for loan losses as a percent of period-end loans	1.62	1.66	1.68	1.73	1.88
Allowance for loan losses as a percent of nonperforming loans	397.19	326.28	308.50	305.39	376.67
Other real estate owned as a percent of period-end loans and other real estate owned	—	—	—	—	—
Nonperforming assets as a percent of period-end loans and other real estate owned	.41	.51	.55	.57	.50
Nonperforming assets as a percent of total assets	.29	.34	.37	.37	.33

(1),(2),(3)  See Reconciliation of Non-GAAP measures on page 33 for additional information.

Statements of Consolidated Income

(in thousands, except per share data)

	2Q 04	1Q 04	4Q 03	3Q 03	2Q 03	2Q 04 vs 1Q 04	2Q 04 vs 2Q 03
INTEREST INCOME
Interest and fees on loans	$132,116	$129,060	$129,288	$120,137	$111,962	2.4%	18.0%
Interest and dividends on investment securities:
Taxable interest income	26,165	27,401	28,660	27,285	26,638	(4.5)	(1.8)
Tax-exempt interest income	820	877	999	783	497	(6.5)	65.0
Dividends	300	261	114	212	199	14.9	50.8
Other investment income	(372)	3,341	2,578	1,508	2,318	(111.1)	(116.0)
	26,913	31,880	32,351	29,788	29,652	(15.6)	(9.2)
Other interest income	589	175	630	1,291	1,314	236.6	(55.2)
Total interest income	159,618	161,115	162,269	151,216	142,928	(0.9)	11.7

INTEREST EXPENSE
Interest on deposits	19,873	20,767	22,298	22,313	23,450	(4.3)	(15.3)
Interest on short-term borrowings	1,480	1,419	1,287	1,303	1,469	4.3	0.7
Interest on long-term debt	5,205	5,255	5,435	5,368	5,286	(1.0)	(1.5)
Total interest expense	26,558	27,441	29,020	28,984	30,205	(3.2)	(12.1)

NET INTEREST INCOME	133,060	133,674	133,249	122,232	112,723	(0.5)	18.0
Provision for loan losses	2,353	2,426	3,033	3,005	3,051	(3.0)	(22.9)

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	130,707	131,248	130,216	119,227	109,672	(0.4)	19.2

NONINTEREST INCOME
Investment and wealth management	22,936	21,983	21,483	20,577	19,508	4.3	17.6
Service charges on deposit accounts	10,351	10,119	10,840	9,701	8,311	2.3	24.5
Mortgage banking related fees	2,293	2,940	2,813	3,403	2,507	(22.0)	(8.5)
Investment securities gains and (losses)	590	(55)	122	(336)	6,536	—	(91.0)
Other income	15,380	14,898	12,140	12,558	8,575	3.2	79.4
Total noninterest income	51,550	49,885	47,398	45,903	45,437	3.3	13.5

NONINTEREST EXPENSES
Salaries	44,689	44,788	45,724	43,870	36,317	(0.2)	23.1
Employee benefits	10,928	12,513	8,826	10,144	9,319	(12.7)	17.3
Net occupancy expense of bank premises	5,819	6,060	7,305	5,136	4,219	(4.0)	37.9
Furniture and equipment expenses	7,573	7,364	9,636	8,432	6,743	2.8	12.3
Communications and supplies	4,195	4,304	4,682	3,889	3,181	(2.5)	31.9
Other expenses	20,163	18,357	23,255	19,718	17,270	9.8	16.8
Total noninterest expenses	93,367	93,386	99,428	91,189	77,049	—	21.2

Income before income taxes	88,890	87,747	78,186	73,941	78,060	1.3	13.9
Applicable income taxes	32,577	32,050	27,541	26,768	28,050	1.6	16.1

NET INCOME	$56,313	$55,697	$50,645	$47,173	$50,010	1.1	12.6

Weighted average shares outstanding	79,119	79,725	79,554	74,253	68,860	(0.8)	14.9
Adjusted weighted average shares outstanding	79,751	80,258	80,196	74,840	69,318	(0.6)	15.1

NET INCOME PER COMMON SHARE:
Basic	$.71	$.70	$.64	$.64	$.73	1.4	(2.7)
Diluted	$.71	$.69	$.63	$.63	$.72	2.9	(1.4)

Statements of Consolidated Noninterest Income and Noninterest Expenses

(in thousands)

Noninterest Income	2Q 04	1Q 04	4Q 03	3Q 03	2Q 03	2Q 04 vs 1Q 04	2Q 04 vs 2Q 03
Investment and wealth management	$22,936	$21,983	$21,483	$20,577	$19,508	4.3%	17.6%
Service charges on deposit accounts	10,351	10,119	10,840	9,701	8,311	2.3	24.5
Mortgage banking related fees:
Commercial	1,563	1,920	1,555	1,773	1,693	(18.6)	(7.7)
Residential	730	1,020	1,258	1,630	814	(28.4)	(10.3)
Total mortgage banking related fees	2,293	2,940	2,813	3,403	2,507	(22.0)	(8.5)
Investment securities gains and (losses)	590	(55)	122	(336)	6,536	—	(91.0)
Other income:
Electronic banking fees	5,951	4,400	4,083	5,133	4,145	35.3	43.6
Charges and fees on loans	2,835	2,458	2,602	2,430	2,069	15.3	37.0
Insurance	3,267	3,828	2,670	1,653	175	(14.7)	—
Bank-owned life insurance	785	794	576	559	439	(1.1)	78.8
All other income	2,542	3,418	2,209	2,783	1,747	(25.6)	45.5
Total other income	15,380	14,898	12,140	12,558	8,575	3.2	79.4
Total	$51,550	$49,885	$47,398	$45,903	$45,437	3.3%	13.5%

Noninterest Expenses	2Q 04	1Q 04	4Q 03	3Q 03	2Q 03	2Q 04 vs 1Q 04	2Q 04 vs 2Q 03
Salaries	$44,689	$44,788	$45,724	$43,870	$36,317	(0.2% )	23.1%
Employee benefits	10,928	12,513	8,826	10,144	9,319	(12.7)	17.3
Net occupancy expense of bank premises	5,819	6,060	7,305	5,136	4,219	(4.0)	37.9
Furniture and equipment expenses	7,573	7,364	9,636	8,432	6,743	2.8	12.3
Communications and supplies	4,195	4,304	4,682	3,889	3,181	(2.5)	31.9
Other expenses:
Professional services	4,996	3,834	7,080	5,380	4,962	30.3	0.7
Advertising and promotional expenses	2,135	1,703	3,275	2,168	2,247	25.4	(5.0)
Electronic banking expenses	2,485	1,929	1,791	2,432	1,851	28.8	34.3
Amortization of intangible assets	2,056	2,032	1,847	1,688	848	1.2	142.5
Outsourcing expenses	1,227	1,459	1,136	1,049	1,010	(15.9)	21.5
All other expenses	7,264	7,400	8,126	7,001	6,352	(1.8)	14.4
Total other expenses	20,163	18,357	23,255	19,718	17,270	9.8	16.8
Total	$93,367	$93,386	$99,428	$91,189	$77,049	—%	21.2%

Consolidated Average Balance Sheets

(in thousands)

											Average Balance
	2Q04		1Q04		4Q03		3Q03		2Q03		2Q 04 vs 1Q 04	2Q 04 vs 2Q 03
	Average Balance	Yield*/ Rate	Average Balance	Yield*/ Rate	Average Balance	Yield*/ Rate	Average Balance	Yield*/ Rate	Average Balance	Yield*/ Rate
Earning assets
Loans: **
Commercial	$2,727,051	5.13%	$2,632,605	5.14%	$2,628,283	5.13%	$2,508,721	5.28%	$2,411,227	5.57%	3.6%	13.1%
Commercial real estate	2,871,615	5.83	2,768,779	5.91	2,664,891	6.00	2,391,892	6.02	2,116,259	6.31	3.7	35.7
Construction	1,113,301	5.21	1,103,901	5.18	1,053,049	5.25	969,251	5.34	870,955	5.51	0.9	27.8
Residential real estate	1,437,331	5.91	1,358,975	6.06	1,309,345	6.13	1,205,020	6.28	1,089,772	6.63	5.8	31.9
Consumer	1,474,586	5.81	1,474,173	5.79	1,473,762	5.94	1,256,381	6.18	1,025,363	6.42	—	43.8
Total loans	9,623,884	5.57	9,338,433	5.61	9,129,330	5.67	8,331,265	5.78	7,513,576	6.04	3.1	28.1

Federal funds sold, et al	95,504	2.48	47,791	1.47	215,329	1.15	413,675	1.19	313,844	1.68	99.8	(69.6)
Securities: ***
Taxable securities
U.S. Treasury and gov. agencies	1,543,661	3.74	1,560,700	3.89	1,629,554	4.01	1,629,544	4.19	1,741,380	4.32	(1.1)	(11.4)
Mortgage-backed	1,254,512	3.78	1,277,802	3.87	1,275,875	3.79	1,150,073	3.48	760,630	4.15	(1.8)	64.9
Other investments	159,282	(.17)	146,592	9.90	142,405	7.51	120,093	5.70	98,277	10.38	8.7	62.1
Tax-exempt securities
States and political subdivisions	98,182	5.55	104,375	5.59	117,374	5.59	84,944	6.05	37,412	8.82	(5.9)	162.4
Total securities	3,055,637	3.61	3,089,469	4.23	3,165,208	4.14	2,984,654	4.03	2,637,699	4.56	(1.1)	15.8
Interest-bearing deposits in other banks	158	1.06	158	1.09	13,987.23		21,372.85		338	3.50	—	(53.3)
Total earning assets	12,775,183	5.08	12,475,851	5.25	12,523,854	5.20	11,750,966	5.16	10,465,457	5.54	2.4	22.1

Cash and due from banks	298,440		285,524		298,581		295,289		243,728		4.5	22.4
Bank premises and equipment, net	141,757		141,632		139,022		124,275		104,825		0.1	35.2
Other assets	881,921		871,583		861,348		602,614		361,951		1.2	143.7
Less: allowance for loan losses	(158,116)		(156,397)		(156,706)		(151,044)		(142,237)		1.1	11.2
Total assets	$13,939,185		$13,618,193		$13,666,099		$12,622,100		$11,033,724		2.4	26.3

Interest-bearing liabilities
Deposits:

Savings	$1,434,288.29		$1,364,181.29		$1,341,697.30		$1,218,813.30		$1,078,760.51		5.1	33.0
Checking plus interest	1,302,313.15		1,236,552.15		1,217,573.16		1,119,989.16		993,268.22		5.3	31.1
Money market	1,564,295.54		1,590,460.60		1,606,119.62		1,431,262.61		1,201,044.81		(1.6)	30.2
Time deposits $100,000 and over	1,315,119	1.82	1,287,695	1.99	1,316,951	2.08	1,270,016	2.20	1,277,652	2.37	2.1	2.9
Other time deposits	1,955,632	2.12	1,979,433	2.15	2,038,739	2.21	1,942,113	2.39	1,708,177	2.72	(1.2)	14.5
Total interest-bearing deposits	7,571,647	1.06	7,458,321	1.12	7,521,079	1.18	6,982,193	1.27	6,258,901	1.50	1.5	21.0
Short-term borrowings	910,854.65		919,388.62		907,914.56		944,979.55		771,892.76		(0.9)	18.0
Long-term debt	648,576	3.23	649,058	3.26	649,516	3.32	611,801	3.48	527,223	4.02	(0.1)	23.0
Total interest-bearing funds	9,131,077	1.17	9,026,767	1.22	9,078,509	1.27	8,538,973	1.35	7,558,016	1.60	1.2	20.8

Noninterest-bearing deposits	2,826,610		2,608,324		2,647,620		2,406,521		2,054,813		8.4	37.6
Other liabilities and accrued expenses	129,737		134,641		128,228		125,669		96,602		(3.6)	34.3
Total liabilities	12,087,424		11,769,732		11,854,357		11,071,163		9,709,431		2.7	24.5
Shareholders’ equity	1,851,761		1,848,461		1,811,742		1,550,937		1,324,293		0.2	39.8
Total liabilities & shareholders’ equity	$13,939,185		$13,618,193		$13,666,099		$12,622,100		$11,033,724		2.4	26.3

Net interest rate spread		3.91%		4.03%		3.93%		3.81%		3.94%
Effect of noninterest-bearing funds		.33		.34		.35		.38		.44
Net interest margin on earning assets		4.24%		4.37%		4.28%		4.19%		4.38%

* Presented on a tax-equivalent basis using the statutory federal corporate income tax rate of 35% (see reconciliation of non-GAAP measures on page 33)

** Nonaccrual loans are included in average loans

*** Balances reported at amortized cost; excludes pretax unrealized gains (losses) on securities available-for-sale

Reconciliation of Non-GAAP Measures (unaudited)

(In thousands, except per share data)	YTD 2004	YTD 2003	2 Q 04	1 Q 04	4 Q 03	3 Q 03	2 Q 03

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

Net interest income (GAAP basis)	$266,734	$223,849	$133,060	$133,674	$133,249	$122,232	$112,723
Taxable-equivalent adjustment	3,400	3,122	1,675	1,725	1,881	1,757	1,574
Net interest income - taxable equivalent	$270,134	$226,971	$134,735	$135,399	$135,130	$123,989	$114,297

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

Return on average assets (GAAP basis)	1.63%	1.85%	1.62%	1.64%	1.47%	1.48%	1.82%
Impact of excluding average intangible Assets and amortization	0.11	0.04	0.11	0.12	0.10	0.08	0.04
Return on average tangible assets	1.74%	1.89%	1.73%	1.76%	1.57%	1.56%	1.86%

Return on average equity (GAAP basis)	12.18%	15.24%	12.23%	12.12%	11.09%	12.07%	15.15%
Impact of excluding average intangible Assets and amortization	5.92	1.78	5.91	5.89	5.40	3.63	1.90
Return on average tangible equity	18.10%	17.02%	18.14%	18.01%	16.49%	15.70%	17.05%

Average equity to average assets (GAAP basis)	13.42%	12.15%	13.28%	13.57%	13.26%	12.29%	12.00%
Impact of excluding average intangible Assets and amortization	(3.78)	(1.05)	(3.73)	(3.82)	(3.75)	(2.38)	(1.09)
Average tangible equity to average tangible assets	9.64%	11.10%	9.55%	9.75%	9.51%	9.91%	10.91%

When computing the cash operating efficiency ratio and cash operating earnings, management excludes the amortization of intangible assets, restructuring charges, merger-related expenses, gains on building sales and gains and losses from sales of investment securities in order to assess the core operating results of the Company and because of the uncertainty as to timing and amount of gain or losses to be recognized.

(3)          The efficiency ratio is measured by dividing noninterest expenses by the sum of net interest income on a FTE basis and noninterest income.

Efficiency ratio (GAAP basis)	50.26%	47.32%	50.12%	50.40%	54.47%	53.67%	48.24%
Impact of excluding:
Securities gains and (losses)	0.07	1.11	0.16	(0.01)	0.04	(0.10)	2.05
Gains on building sales	0.13	0.04	0.08	0.17	—	—	0.02
Amortization of deposit intangibles	(0.74)	(0.23)	(0.73)	(0.74)	(0.60)	(0.69)	(0.23)
Amortization of other intangibles	(0.36)	(0.21)	(0.37)	(0.36)	(0.40)	(0.30)	(0.32)
Restructuring charges	(0.11)	—	(0.23)	—	—	—	—
Merger-related expenses	(0.11)	(0.27)	—	(0.22)	(2.59)	(1.44)	(0.52)
Cash operating efficiency ratio	49.14%	47.76%	49.03%	49.24%	50.92%	51.14%	49.24%

(4)          Bankshares presents cash operating earnings and diluted cash operating earnings per share in order to assess the core operating results of the Company.

Net income (GAAP basis)	$112,010	$98,996	$56,313	$55,697	$50,645	$47,173	$50,010
Less: Securities (gains) and losses, net of tax	(323)	(4,444)	(357)	33	(74)	203	(3,951)
Gains on building sales	(583)	(138)	(189)	(394)	—	—	(52)
Plus: Amortization of deposit intangibles, net of tax	1,653	442	826	826	670	708	221
Amortization of other intangibles, net of tax	819	409	417	402	446	311	292
Restructuring charges, net of tax	251	—	251	—	—	—	—
Merger-related expenses, net of tax	248	518	—	248	2,847	1,481	487
Cash operating earnings	$114,075	$95,783	$57,261	$56,812	$54,534	$49,876	$47,007

Diluted net income per share (GAAP basis)	$1.40	$1.43	$0.71	$0.69	$0.63	$0.63	$0.72
Less: Securities (gains) and losses, net of tax	—	(0.08)	—	—	—	—	(0.06)
Gains on building sales	—	—	—	—	—	—	—
Plus: Amortization of deposit intangibles, net of tax	0.02	0.01	0.01	0.01	0.01	0.01	—
Amortization of other intangibles, net of tax	0.01	0.01	—	0.01	0.01	0.01	0.01
Restructuring charges, net of tax	—	—	—	—	—	—	—
Merger-related expenses, net of tax	—	0.01	—	—	0.04	0.02	0.01
Diluted cash operating earnings per share	$1.43	$1.38	$0.72	$0.71	$0.69	$0.67	$0.68

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information responsive to this item as of December 31, 2003 appears under the captions “Risk Management”, “Interest Rate Sensitivity Analysis (Static Gap)” and “Earnings Simulation Model Projections” of the registrant’s Form 10-K for the year ended December 31, 2003. There was no material change in such information as of June 30, 2004.

Item 4. Controls and Procedures

As of June 30, 2004, Bankshares’ management, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended. Based on the evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls during the last fiscal quarter.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On July 12, former employee John Pileggi filed suit against Mercantile Bankshares Corp., Mercantile Safe Deposit and Trust Company and Edward J. Kelly. The complaint alleges that the public statements made by the defendants regarding the circumstances of Mr. Pileggi’s termination gives rise to claims of libel, invasion of privacy and false light. Mr. Pileggi also alleges breach of contract. The complaint seeks actual and punitive damages amounting to $240 million. The Bank terminated Mr. Pileggi’s employment on March 18, 2004 for the reasons set out in a press release of that same date. Bankshares believes the suit is without merit.

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)                                  Issuer Purchases of Equity Securities:

	(a)	(b)	(c)	(d)
	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plan or programs (1)
January 1, 2004 - January 31, 2004	—	$—	—	1,476,327
February 1, 2004 - February 29, 2004	—	—	—	1,476,327
March 1, 2004 - March 31, 2004	—	—	—	1,476,327
April 1, 2004 - April 30, 2004	1,000,000	44.11	1,000,000	476,327
May 1, 2004 - May 31, 2004	—	—	—	476,327
June 1, 2004 - June 30, 2004	—	—	—	476,327
Total	1,000,000	$44.11	1,000,000

(1) On December 11, 2001 Bankshares’ Board of Directors authorized the purchase of 2 million shares of Mercantile Bankshares common stock.

Item 4.    Submission of Matters to a Vote of Security Holders

Matters voted upon and considered at the Annual Meeting of Shareholders held on May 11, 2004. There were 79,968,512 shares of Common Stock entitled to vote at the meeting and a total of 64,490,568 shares, or 80.8%, were represented at the meeting.

Elect the following individuals as directors of Bankshares to serve until the 2007 Annual Meeting of Stockholders and until successors are duly elected and qualify. The results of voting for election of directors were:

	For	Withheld
Cynthia A. Archer	63,476,057	1,014,511
Richard O. Berndt	63,501,359	989,209
Howard B. Bowen	63,925,667	564,901
William R. Brody, M.D.	63,460,351	1,030,217
Edward J. Kelly, III	63,808,249	682,319
Morton B. Plant	63,876,328	614,240

The following directors’ terms of office continued after the meeting and were not up for reelection:

R. Carl Benna

Eddie C. Brown

George L. Bunting, Jr.

Anthony W. Deering

Darrell D. Friedman

Freeman A. Hrabowski, III

Robert A. Kinsley

Jenny G. Morgan

Christian H. Poindexter

Clayton S. Rose

James L. Shea

Donald J. Shepard

Ratifed the appointment of PricewaterhouseCoopers LLP as Bankshares’ Independent Public Accountant for 2004. The voting results of shares represented by proxy were:

For	Against	Abstained	Broker nonvotes
62,585,378	1,420,400	484,790	—

Approve the Mercantile Bankshares Corporation 1999 Omnibus Stock Plan, as amended. The results of voting regarding the 1999 Omnibus Stock Plan were:

For	Against	Abstained	Broker nonvotes
45,088,196	5,435,231	1,210,452	12,756,689

Approve the Mercantile Bankshares Corporation and Affiliates Unfunded Deferred Compensation Plan for Directors, as amended. The results of voting regarding the Unfunded Deferred Compensation Plan for Directors were:

For	Against	Abstained	Broker nonvotes
45,003,956	5,419,240	1,310,682	12,756,690

Item 6.    Exhibits and Reports on Form 8-K

(a)                                  Exhibits

31.1 Section 302 Certification of Chief Executive Officer. Filed as an exhibit hereto and incorporated herein by reference

31.2 Section 302 Certification of Chief Financial Officer. Filed as an exhibit hereto and incorporated herein by reference

32.1 Section 906 Certification of Chief Executive Officer. Filed as an exhibit hereto and incorporated herein by reference

32.2 Section 906 Certification of Chief Financial Officer. Filed as an exhibit hereto and incorporated herein by reference

(b)                                 Reports on Form 8-K

Form 8-K filed, dated April 20, 2004, Item 9. Regulation FD Disclosure, announced first quarter earnings.

Form 8-K filed, dated April 26, 2004, Item 5. Other Events and Regulation FD Disclosure, announced that its Board of Directors has determined that a significant majority are independent under the Nasdaq Rules.

Form 8-K filed, dated April 30, 2004, Item 5. Other Events and Regulation FD Disclosure, announced that it has initiated a significant reorganization within its affiliate bank network

Form 8-K filed, dated June 8, 2004, Item 5. Other Events and Regulation FD Disclosure, announced quarterly cash dividend

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mercantile Bankshares Corporation
(Registrant)

August 6, 2004	/s/ Edward J. Kelly, III
Date	By: Edward J. Kelly, III
Chairman of the Board, President and Chief Executive Officer

August 6, 2004	/s/ Terry L. Troupe
Date	By: Terry L. Troupe
Chief Financial Officer

August 6, 2004	/s/ William T. Skinner, Jr.
Date	By: William T. Skinner, Jr.
Controller