Form 10-Q
period 2004-09-30
MERCANTILE BANKSHARES CORP
filed 2004-11-09
CIK 64908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d )OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of October 31, 2004, 79,189,894 shares of registrant’s Common Stock, $2 par value per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MERCANTILE BANKSHARES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	September 30, 2004	December 31, 2003	September 30, 2003
ASSETS
Cash and due from banks	$290,401	$321,882	$375,627
Interest-bearing deposits in other banks	158	14,583	50,518
Federal funds sold	24,500	26,236	350,825
Total cash and cash equivalents	315,059	362,701	776,970
Investment securities available-for-sale (Note 4)	3,030,584	3,123,514	3,128,594
Investment securities held-to-maturity (Note 4)	49,659	49,417	56,057
Total investment securities	3,080,243	3,172,931	3,184,651
Loans held-for-sale	15,984	14,925	26,288
Loans:
Commercial	2,791,396	2,577,021	2,534,519
Commercial real estate	3,014,104	2,738,832	2,610,827
Construction	1,170,704	1,064,021	1,043,522
Residential real estate	1,496,222	1,335,375	1,299,665
Consumer	1,483,837	1,482,860	1,445,004
Lease financing	58,051	74,051	81,545
Total loans	10,014,314	9,272,160	9,015,082
Less: allowance for loan losses	(161,441)	(155,337)	(155,754)
Loans, net	9,852,873	9,116,823	8,859,328
Bank premises and equipment, less accumulated depreciation of $159,477 (2004), $152,771 (December 2003) and $161,720 (September 2003)	140,411	140,922	137,100
Other real estate owned, net	388	191	397
Goodwill, net (Note 7)	507,791	522,173	510,406
Other intangible assets, net (Note 7)	50,391	56,223	57,359
Other assets	339,879	308,583	323,649
Total assets	$14,303,019	$13,695,472	$13,876,148

LIABILITIES
Deposits:
Noninterest-bearing deposits	$3,167,398	$2,750,721	$2,698,277
Interest-bearing deposits	7,554,685	7,511,832	7,597,565
Total deposits	10,722,083	10,262,553	10,295,842
Short-term borrowings	923,447	809,021	958,506
Accrued expenses and other liabilities	127,534	134,735	140,913
Long-term debt	642,510	647,722	658,565
Total liabilities	12,415,574	11,854,031	12,053,826

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized 2,000,000 shares; issued and outstanding - None
Common stock, $2 par value; authorized 130,000,000 shares; issued shares - 79,152,310 (2004), 79,772,705 (December 2003) and 79,602,236 (September 2003); restricted shares - 136,467 (2004), 121,369 (December 2003) and 123,442 (September 2003)	158,305	159,545	159,204
Capital surplus	525,011	548,664	544,818
Retained earnings	1,198,039	1,110,748	1,085,979
Accumulated other comprehensive income	6,090	22,484	32,321
Total shareholders’ equity	1,887,445	1,841,441	1,822,322
Total liabilities and shareholders’ equity	$14,303,019	$13,695,472	$13,876,148

See notes to consolidated financial statements

MERCANTILE BANKSHARES CORPORATION
STATEMENTS OF CONSOLIDATED INCOME

	For the 9 Months Ended September 30,		For the 3 Months Ended September 30,
(Dollars in thousands, except per share data)	2004	2003	2004	2003
INTEREST INCOME
Interest and fees on loans	$399,223	$343,091	$138,047	$120,137
Interest and dividends on investment securities:
Taxable interest income	79,614	81,107	26,048	27,285
Tax-exempt interest income	2,500	1,747	803	783
Dividends	797	640	236	212
Other investment income	3,772	4,390	803	1,508
Total interest and dividends on investment securities	86,683	87,884	27,890	29,788
Other interest income	1,283	3,331	519	1,291
Total interest income	487,189	434,306	166,456	151,216
INTEREST EXPENSE
Interest on deposits	60,782	70,892	20,142	22,313
Interest on short-term borrowings	4,889	4,317	1,990	1,303
Interest on long-term debt	16,035	13,016	5,575	5,368
Total interest expense	81,706	88,225	27,707	28,984
NET INTEREST INCOME	405,483	346,081	138,749	122,232
Provision for loan losses	7,221	9,072	2,442	3,005
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	398,262	337,009	136,307	119,227
NONINTEREST INCOME
Investment and wealth management	67,315	57,450	22,396	20,577
Service charges on deposit accounts	31,107	26,072	10,637	9,701
Mortgage banking related fees	8,296	8,298	3,063	3,403
Investment securities gains and (losses)	534	7,015	(1)	(336)
Other income	47,537	30,358	17,259	12,558
Total noninterest income	154,789	129,193	53,354	45,903
NONINTEREST EXPENSES
Salaries	138,173	114,602	48,696	43,870
Employee benefits	33,998	28,891	10,557	10,144
Net occupancy expense of bank premises	18,007	13,451	6,128	5,136
Furniture and equipment expenses	22,873	21,974	7,936	8,432
Communications and supplies	12,610	10,506	4,111	3,889
Other expenses	60,309	48,595	21,789	19,718
Total noninterest expenses	285,970	238,019	99,217	91,189
Income before income taxes	267,081	228,183	90,444	73,941
Applicable income taxes	98,286	82,014	33,659	26,768
NET INCOME	$168,795	$146,169	$56,785	$47,173
NET INCOME PER SHARE OF COMMON STOCK (Note 3):
Basic	$2.13	$2.07	$0.72	$0.64
Diluted	$2.11	$2.05	$0.71	$0.63
DIVIDENDS PAID PER COMMON SHARE	$1.03	$0.96	$0.35	$0.33

See notes to consolidated financial statements

MERCANTILE BANKSHARES CORPORATION
STATEMENTS OF CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY

For The Nine Months Ended September 30, 2004 and 2003

(Dollars in thousands, except per share data)	Total	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
BALANCE, DECEMBER 31, 2002	$1,324,358	$137,672	$120,577	$1,010,248	$55,861

Net income	146,169			146,169
Unrealized losses on securities available-for-sale, net of reclassification adjustment, net of taxes	(23,540)				(23,540)
Comprehensive income	122,629
Cash dividends paid:
Common stock ($.96 per share)	(69,568)			(69,568)
Issuance of 10,379,710 shares for bank acquisition	428,059	20,759	407,300
Fair value of 322,528 converted options related to employee stock option plan of acquired bank	5,944		5,944
Issuance of 95,070 shares for dividend reinvestment and stock purchase plan	3,427	190	3,237
Issuance of 17,815 shares for employee stock purchase dividend reinvestment plan	675	35	640
Issuance of 178,512 shares for employee stock option plan	3,130	357	2,773
Restricted stock awards:
Issuance of 100,537 shares	3,561	202	3,359
Deferred compensation, net	(870)			(870)
Purchase of 5,500 shares under stock repurchase plan	(212)	(11)	(201)
Vested stock options	1,189	—	1,189	—	—
BALANCE, SEPTEMBER 30, 2003	$1,822,322	$159,204	$544,818	$1,085,979	$32,321

BALANCE, DECEMBER 31, 2003	$1,841,441	$159,545	$548,664	$1,110,748	$22,484

Net income	168,795			168,795
Unrealized losses on securities available-for-sale, net of reclassification adjustment, net of taxes (Note 8)	(16,394)				(16,394)
Comprehensive income	152,401
Cash dividends paid:
Common stock ($1.03 per share)	(81,601)			(81,601)
Issuance of 91,006 shares for dividend reinvestment and stock purchase plan	3,981	182	3,799
Issuance of 18,418 shares for employee stock purchase dividend reinvestment plan	822	37	785
Issuance of 244,698 shares for employee stock option plan	4,434	490	3,944
Directors’ deferred compensation plan:
Transfer opening balance	6,406		6,406
Contribution	404		404
Dividend	—		109	(109)
Restricted stock awards:
Issuance of 25,483 shares	1,169	51	1,118
Deferred compensation, net	206			206
Purchase of 1,000,000 shares under stock repurchase plan	(44,110)	(2,000)	(42,110)
Vested stock options	1,892	—	1,892	—	—
BALANCE, SEPTEMBER 30, 2004	$1,887,445	$158,305	$525,011	$1,198,039	$6,090

See notes to consolidated financial statements

MERCANTILE BANKSHARES CORPORATION
STATEMENTS OF CONSOLIDATED CASH FLOWS

Increase (decrease) in cash and cash equivalents	For the 9 Months Ended September 30,
(Dollars in thousands)	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$168,795	$146,169
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,221	9,072
Depreciation and amortization	11,732	10,028
Amortization of other intangible assets	6,132	3,097
Investment securities gains	(534)	(7,015)
(Income) write-downs of investments in private equity funds	(1,544)	78
Write-downs of other real estate owned	14	7
Gains on sales of other real estate owned	(119)	(350)
Gains on sales of buildings	(1,620)	(228)
Net (increase) decrease in assets:
Interest receivable	(3,049)	2,727
Other receivables	704	(10,743)
Bank-owned life insurance	(2,606)	(1,337)
Other assets	3,769	(16,485)
Loans held-for-sale	(1,059)	19,733
Net increase (decrease) in liabilities:
Interest payable	5,031	8,422
Accrued expenses	7,582	(18,974)
Taxes payable	(8,582)	(12,496)
Net cash provided by operating activities	191,867	131,705
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held-to-maturity	8,199	8,406
Proceeds from maturities of investment securities available-for-sale	727,003	772,637
Proceeds from sales of investment securities available-for-sale	47,182	558,481
Purchases of investment securities held-to-maturity	(8,441)	(2,486)
Purchases of investment securities available-for-sale	(707,120)	(1,274,441)
Net increase in customer loans	(745,923)	(403,404)
Proceeds from sales of other real estate owned	181	748
Capital expenditures	(9,021)	(9,311)
Proceeds from sales of buildings	3,813	602
Business acquisitions net of cash received	—	(82,204)
Other investing activity	(5,119)	(3,515)
Net cash used in investing activities	(689,246)	(434,487)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	416,677	315,196
Net increase in checking plus interest and savings accounts	123,689	110,249
Net decrease in certificates of deposit	(80,836)	(82,637)
Net increase (decrease) in short-term borrowings	114,426	(37,889)
Proceeds from issuance of long-term debt	—	300,000
Repayment of long-term debt	(7,745)	(8,400)
Proceeds from issuance of shares	9,237	7,232
Repurchase of common shares	(44,110)	(212)
Dividends paid	(81,601)	(69,568)
Net cash provided by financing activities	449,737	533,971
Net(decrease) increase in cash and cash equivalents	(47,642)	231,189
Cash and cash equivalents at beginning of period	362,701	545,781
Cash and cash equivalents at end of period	$315,059	$776,970
SUPPLEMENTAL INFORMATION
Cash payments for interest	$76,675	$102,609
Cash payments for income taxes	100,098	80,244

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

In March and April 2003, Bankshares acquired in separate transactions, Boyd Watterson Asset Management LLC (“BW”), an investment management firm, and Peremel & Company, Inc. (“Peremel”), a directed and discount brokerage company, respectively.  In the aggregate, the companies were purchased for approximately $29 million in cash.  The BW acquisition has a potential additional contingent payment of up to $8.6 million which, if paid, will be recorded as goodwill.  The contingent payment will be recorded assuming certain metrics are met and becomes payable three years from the acquisition date.  Bankshares finalized and recorded approximately $10.1 million of identified intangibles, mostly client relationships, as a result of these acquisitions.  These intangibles are being amortized on a straight-line basis over a range of three to eight years.  Goodwill recorded on these transactions totaled approximately $18.0 million at September 30, 2004.

On August 12, 2003, Bankshares completed its acquisition of F&M Bancorp (“F&M”), a bank holding company headquartered in Frederick, Maryland.  The total consideration paid to F&M shareholders in connection with the acquisition was $124.1 million in cash and 10.4 million shares of Bankshares’ common stock.  F&M transactions have been included in Bankshares’ financial results since August 13, 2003.  Acquired assets on August 12, 2003 totaled $2.2 billion, including $1.4 billion of loans and leases; liabilities assumed were $2.0 billion, including $1.7 billion of deposits. As of September 30, 2004, Bankshares had recorded $385.9 million of goodwill, $36.0 million of core deposit intangible, $5.8 million of mostly client relationship intangibles (relating to the two insurance subsidiaries) and $1.1 million in a trademark intangible. Intangible assets subjected to amortization are being amortized on a straight-line basis. The weighted average amortization period for the newly-acquired core deposit intangible is nine years, and the client-relationship identified intangible ranges from three to fifteen years. On October 24, 2003, certain assets and liabilities of F&M were transferred to other Bankshares’ affiliates in order to align customers’ accounts with the Bankshares’ affiliate serving the geographic area where those customers reside. Prior to the merger, F&M recorded exit costs of $33.6 million relating to severance, system conversions, branch consolidations and costs associated with terminating contracts (including leases). Management has determined that $3.2 million of the estimated $33.6 million in exit costs will not be disbursed. This $3.2 million was reversed out of the accrued exit costs, with corresponding decreases to deferred taxes ($1.2 million) and goodwill ($2.0 million). As of September 30, 2004, $28.0 million of these exit costs were paid, leaving $2.4 million unpaid.

In the third quarter of 2004, Bankshares initiated a significant reorganization within its Community Banking network.  In a move designed to create banks of sufficient size and depth to compete more effectively today and in the future, Bankshares combined 11 affiliate banks to create four new organizations, all with a more prominent Mercantile identity. This reorganization will enable Bankshares to operate more effectively and efficiently in the face of increased competitive and regulatory pressures.  Fewer, larger banks will better leverage our branch network, reduce administrative and operational redundancies and increase the breadth and depth of expertise within our Community Banks. All banks that were combined are geographically contiguous, share increasingly common market dynamics and offer the opportunity to create scale efficiencies. The total restructuring costs incurred through the nine months ended September 30, 2004 amounted to $3.1 million. At September 30, 2004 $2.1 million was unpaid.

3. Earnings Per Share

Basic earnings per share (“EPS”) are computed by dividing income available to common shareholders by weighted average common shares outstanding.  Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of stock options, restricted stock awards and vested directors’ deferred compensation plan shares.  The following tables provide reconciliation between the computation of basic EPS and diluted EPS for the nine months and quarters ended September 30, 2004 and 2003, respectively.

	For the 9 Months Ended September 30,
	2004			2003
(In thousands, except per share data)	Net Income	Weighted Average Common Shares	EPS	Net Income	Weighted Average Common Shares	EPS
Basic EPS	$168,795	79,269	$2.13	$146,169	70,647	$2.07
Dilutive effect of:
Stock options and restricted stock awards		489			510
Vested directors’ deferred compensation plan shares		101			—
Diluted EPS	$168,795	79,859	$2.11	$146,169	71,157	$2.05

	For the 3 Months Ended September 30,
	2004			2003
(In thousands, except per share data)	Net Income	Weighted Average Common Shares	EPS	Net Income	Weighted Average Common Shares	EPS
Basic EPS	$56,785	78,965	$0.72	$47,173	74,253	$0.64
Dilutive effect of:
Stock options and restricted stock awards		491			587
Vested directors’ deferred compensation plan shares		155			—
Diluted EPS	$56,785	79,611	$0.71	$47,173	74,840	$0.63

Antidilutive options and awards excluded from the computation of diluted earnings per share were 526,465 and 238,838 for the nine months ended September 30, 2004 and 2003, respectively, and 57,388 and 170,313 for the third quarter of 2004 and 2003, respectively.

4. Investment Securities

The amortized cost and fair value of investment securities at September 30, 2004, December 31, 2003 and September 30, 2003 are shown below:

	September 30, 2004		December 31, 2003		September 30, 2003
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale
U.S. Treasury	$728,454	$737,144	$823,356	$845,754	$869,760	$901,384
U.S. Government agencies	877,877	882,667	778,916	793,611	752,861	773,894
Mortgage-backed securities	1,210,527	1,203,931	1,288,109	1,283,630	1,243,745	1,240,215
States and political subdivisions	64,746	65,977	77,897	79,870	88,691	90,696
Other investments	139,091	140,865	118,948	120,649	121,377	122,405
Total	$3,020,695	$3,030,584	$3,087,226	$3,123,514	$3,076,434	$3,128,594

Securities held-to-maturity
States and political subdivisions	$21,909	$23,000	$28,213	$30,115	$33,421	$36,030
Other investments	27,750	27,750	21,204	21,204	22,636	22,636
Total	$49,659	$50,750	$49,417	$51,319	$56,057	$58,666

At September 30, 2004, there were $289.5 million of individual securities that had unrealized losses for a period greater than one year. At September 30, 2004, these securities had an unrealized loss of $7.5 million. Management has assessed the impairment of these securities and determined that the impairment is temporary.

5. Impaired Loans

When scheduled principal or interest payments are past due 90 days or more at quarter-end on any loan, the accrual of interest income is discontinued and subsequent receipts on these loans are recorded as a reduction of principal, and interest income is recorded only once principal recovery is reasonably assured. Previously accrued but uncollected interest on these loans is charged against interest income. Generally, a loan may be restored to accruing status when all past due principal, interest and late charges have been paid and the bank expects repayment of the remaining contractual principal and interest on a timely basis.

Under Statements of Financial Accounting Standards (SFAS) Nos. 114 and 118, “Accounting by Creditors for Impairment of a Loan-an amendment of FASB Statements No. 5 and 15,” a loan is considered impaired, based on current information and events, if it is probable that Bankshares will not collect all principal and interest payments according to the contractual terms of the loan agreement. The impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the repayment is expected to be provided predominantly by the underlying collateral. A majority of Bankshares’ impaired loans are measured by reference to the fair value of the collateral. Information with respect to impaired loans and the related valuation allowance (if the measure of the impaired loan is less than the recorded investment) at September 30, 2004, December 31, 2003 and September 30, 2003 is shown below.  See Annual Report on Form 10-K for more detail.

(Dollars in thousands)	September 30, 2004	December 31, 2003	September 30, 2003
Impaired loans with a specific valuation allowance	$25,045	$26,715	$27,869
All other impaired loans	10,306	18,692	18,609
Total impaired loans	$35,351	$45,407	$46,478

Specific allowance for loan losses applicable to impaired loans	$14,499	$14,925	$14,766
General allowance for loan losses applicable to other than impaired loans	146,942	140,412	140,988
Total allowance for loan losses	$161,441	$155,337	$155,754

Year-to-date interest income on impaired loans recorded on the cash basis	$300	$443	$220
Year-to-date average recorded investment in impaired loans during the period	$40,172	$31,241	$29,194
Quarter-to-date interest income on impaired loans recorded on the cash basis	$88	$223	$65
Quarter-to-date average recorded investment in impaired loans during the period	$38,285	$37,382	$34,707

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit were $4.1 billion at September 30, 2004, $3.6 billion at December 31, 2003, and $3.4 billion at September 30, 2003.

Letters of credit are commitments issued to guarantee the performance of a customer to a third party. Outstanding letters of credit were $347.5 million at September 30, 2004, $281.4 million at December 31, 2003 and $284.3 million at September 30, 2003.  Fees received for issuing letters of credit are deferred and amortized over the life of the commitment.  The unamortized fees on letters of credit at September 30, 2004, December 31, 2003, and September 30, 2003 had a carrying value of $1.3 million, $1.0 million and $0.7 million, respectively.

Bankshares’ mortgage banking subsidiary is a Fannie Mae Delegated Underwriting and Servicing lender, and has a loss sharing arrangement for loans originated on behalf of and sold to Fannie Mae.  The unamortized principal balance of the underlying loans totaled $191.7 million, $149.4 million and $150.0 million at September 30, 2004, December 31, 2003 and September 30, 2003, respectively.  No loss reserve has been established for potential losses on loans originated and sold in the secondary market since there have been no losses recognized during the history of this arrangement and no losses were incurred at September 30, 2004.  The mortgage subsidiary also has originated and sold loans with recourse in the event of foreclosure on the underlying real estate.  The unamortized amount of principal balance of loans sold with recourse totaled $1.8 million at September 30, 2004, $2.3 million at December 31, 2003 and $2.5 million at September 30, 2003.  These mortgages are generally in good standing, are well-collateralized and no loss has ensued and no future loss is expected.

Bankshares has committed to invest funds in third-party private equity investments. At September 30, 2004, December 31, 2003 and September 30, 2003, $21.9 million, $16.1 million and $17.8 million, respectively, remained unfunded.

7. Goodwill and Other Intangible Assets

Goodwill decreased by $9.8 million during the third quarter of 2004.  This decrease was due to the finalization of F&M’s purchase accounting adjustments related to exit costs accrued by F&M prior to merger, sale of a branch and the finalization of deferred taxes.

The following table discloses the gross carrying amount and accumulated amortization of intangible assets subject to amortization at September 30, 2004 and December 31, 2003:

	September 30, 2004			December 31, 2003
(Dollars in thousands)	Gross carrying amount	Accumulated amortization	Net amount	Gross carrying amount	Accumulated amortization	Net amount
Deposit intangibles	$49,881	$(13,647)	$36,234	$49,881	$(9,546)	$40,335
Mortgage servicing intangibles	2,303	(1,729)	574	2,351	(1,790)	561
Customer lists and other	17,010	(3,427)	13,583	17,010	(1,683)	15,327
Total	$69,194	$(18,803)	$50,391	$69,242	$(13,019)	$56,223

Identifiable intangible assets are amortized based on estimated lives of up to 15 years. Management reviews other intangible assets for impairment yearly, or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. For those intangible assets subject to amortization, impairment is indicated if the sum of undiscounted estimated future net cash flows is less than the carrying amount of the asset. Impairment is recognized by writing down the carrying value of the asset. Any impairment recognized in a valuation account is reflected in the income statement in the corresponding period. Bankshares recorded a write down of $43.9 thousand in the third quarter of 2004 for mortgage servicing rights.

The following table shows the current period and estimated future amortization expense for amortized intangible assets. The projections of amortization expense shown for mortgage servicing rights are based on asset balances and the interest rate environment as of September 30, 2004. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

(Dollars in thousands)		Core deposit intangibles	Mortgage servicing intangibles	Customer lists and other intangibles	Total
Nine months ended September 30, 2004 (actual)		$4,101	$274	$1,757	$6,132
Three months ended December 31, 2004 (estimated)		1,366	86	581	2,033
Twelve months ended December 31, 2004 (estimated)		5,467	360	2,338	8,165

Estimate for year ended December 31,	2005	5,467	342	2,326	8,135
	2006	5,467	146	2,083	7,696
	2007	5,209		1,890	7,099
	2008	4,344		1,708	6,052
	2009	4,120		985	5,105

8. Comprehensive Income

The following table summarizes the market value change and related tax effect of unrealized gains (losses) on securities available-for-sale for the nine months ended and the quarters ended September 30, 2004 and 2003, respectively.  The total comprehensive income is included in the Statements of Changes in Consolidated Shareholders’ Equity.

	For the 9 Months Ended September 30,		For the 3 Months Ended September 30,
(Dollars in thousands)	2004	2003	2004	2003
Net income	$168,795	$146,169	$56,785	$47,173
Other comprehensive income, net of taxes:
Unrealized holding (losses) gains arising during the period	(16,071)	(19,299)	14,190	(13,194)
Reclassification adjustment for (gains) losses included in net income	(323)	(4,241)	1	203
Total comprehensive income	$152,401	$122,629	$70,976	$34,182

9. Capital Adequacy

Bankshares and its bank affiliates are subject to various regulatory capital adequacy requirements administered by federal and state banking agencies.  These requirements include maintaining certain capital ratios above minimum levels.  These capital ratios include tier I capital and total risk-based capital as percentages of net risk-weighted assets and tier I capital as a percentage of adjusted average total assets (leverage ratio).  The minimum ratios for capital adequacy purposes are 4.00%, 8.00% and 4.00%, for the tier I capital, total capital and leverage ratios, respectively.  To be categorized as well capitalized, a bank must maintain minimum ratios of 6.00%, 10.00% and 5.00%, for its tier I capital, total capital and leverage ratios, respectively.  As of September 30, 2004, Bankshares and each of its bank affiliates exceeded all capital adequacy requirements to be considered well capitalized.

Capital ratios and the amounts used to calculate them are presented in the following table for Bankshares and Mercantile-Safe Deposit & Trust Company (MSD&T), the lead bank, as of September 30, 2004 and December 31, 2003.

	September 30, 2004		December 31, 2003
(Dollars in thousands)	Bankshares	MSD&T	Bankshares	MSD&T

Tier I capital	$1,329,898	$406,526	$1,248,492	$396,186
Total risk-based capital	1,759,611	453,514	1,666,064	440,479
Net risk-weighted assets	10,817,560	3,730,852	10,020,487	3,529,223
Adjusted average total assets	13,465,769	4,403,191	13,011,399	4,353,713

Tier I capital ratio	12.29%	10.90%	12.46%	11.23%
Total capital ratio	16.27%	12.16%	16.63%	12.48%
Leverage ratio	9.88%	9.23%	9.60%	9.10%

Bankshares has an ongoing share repurchase program.  At September 30, 2004, there were 476,327 shares remaining for repurchase of the 2,000,000 shares previously authorized by the Board of Directors on December 11, 2001.  For the nine months ended September 30, 2004 and the twelve months ended December 31, 2003, 1,000,000 and 5,500 shares, respectively, were repurchased by Bankshares.  In April 2004, Bankshares entered into a privately negotiated agreement for the accelerated repurchase of the one million shares.  Shares repurchased in 2003 were acquired in open market transactions.

10. Segment Reporting

Operating segments as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, are components of an enterprise with separate financial information.  The component engages in business activities from which it derives revenues and incurs expenses and whose operating results management relies on for decision-making and performance assessment. Bankshares has three reportable segments – its 12 Community Banks, MSD&T Banking and Investment and Wealth Management  (IWM).

The following tables present selected segment information for the nine months and quarters ended September 30, 2004 and 2003, respectively.  The components in the “Other” column consist of amounts for the nonbanking affiliates, unallocated corporate expenses and intercompany eliminations.   Certain expense amounts such as operations overhead have been reclassified from internal financial reporting in order to provide for full cost absorption.  These reclassifications are shown in the “Adjustments” line.  F&M is included in the column “Community Banking” whereas BW and Peremel are included in the column “IWM”.

	For the 9 Months Ended September 30, 2004
	Banking
(Dollars in thousands)	Community	MSD&T	Total (1)	IWM	Other	Total
Net interest income	$292,546	$110,004	$402,550	$—	$2,933	$405,483
Provision for loan losses	81	(7,302)	(7,221)	—	—	(7,221)
Noninterest income	64,595	33,664	84,881	67,548	2,360	154,789
Noninterest expenses	(168,444)	(78,517)	(233,583)	(50,748)	(1,639)	(285,970)
Adjustments	(5,661)	19,912	14,251	(3,070)	(11,181)	—
Income (loss) before income taxes	183,117	77,761	260,878	13,730	(7,527)	267,081
Income tax (expense) benefit	(62,959)	(28,020)	(90,979)	(5,492)	(1,815)	(98,286)
Net income (loss)	$120,158	$49,741	$169,899	$8,238	$(9,342)	$168,795
Average loans	$6,551,220	$3,045,466	$9,596,686	—	$189	$9,596,875
Average earning assets	8,859,644	4,069,343	12,620,653	—	107,630	12,728,283
Average assets	9,344,183	4,424,233	13,335,183	—	550,375	13,885,558
Average deposits	7,419,030	3,121,148	10,400,049	—	(75,173)	10,324,876
Average equity	935,872	444,985	1,380,857	—	477,720	1,858,577

	For the 9 Months Ended September 30, 2003
	Banking
(Dollars in thousands)	Community	MSD&T	Total (1)	IWM	Other	Total
Net interest income	$240,278	$106,701	$346,979	$—	$(898)	$346,081
Provision for loan losses	(3,819)	(5,253)	(9,072)	—	—	(9,072)
Noninterest income	50,151	32,070	71,498	57,560	135	129,193
Noninterest expenses	(127,627)	(69,145)	(186,049)	(50,014)	(1,956)	(238,019)
Adjustments	(7,796)	13,589	5,793	(2,457)	(3,336)	—
Income (loss) before income taxes	151,187	77,962	229,149	5,089	(6,055)	228,183
Income tax (expense) benefit	(52,125)	(28,075)	(80,200)	(2,035)	221	(82,014)
Net income (loss)	$99,062	$49,887	$148,949	$3,054	$(5,834)	$146,169
Average loans	$4,828,958	$2,909,190	$7,738,148	—	$240	$7,738,388
Average earning assets	6,793,767	4,087,620	10,658,211	—	84,781	10,742,992
Average assets	7,156,379	4,390,264	11,220,870	—	180,161	11,401,031
Average deposits	5,757,564	3,129,902	8,771,045	—	(175,624)	8,595,421
Average equity	846,404	454,583	1,300,987	—	90,134	1,391,121

	For the 3 Months Ended September 30, 2004
	Banking
(Dollars in thousands)	Community	MSD&T	Total (1)	IWM	Other	Total
Net interest income	$99,483	$38,786	$138,269	$—	$480	$138,749
Provision for loan losses	(175)	(2,267)	(2,442)	—	—	(2,442)
Noninterest income	22,121	11,577	29,268	22,319	1,767	53,354
Noninterest expenses	(57,121)	(28,128)	(80,819)	(16,939)	(1,459)	(99,217)
Adjustments	(2,175)	8,040	5,865	(1,144)	(4,721)	—
Income (loss) before income taxes	62,133	28,008	90,141	4,236	(3,933)	90,444
Income tax (expense) benefit	(20,950)	(10,047)	(30,997)	(1,695)	(967)	(33,659)
Net income (loss)	$41,183	$17,961	$59,144	$2,541	$(4,900)	$56,785
Average loans	$6,731,985	$3,093,622	$9,825,607	—	$186	$9,825,793
Average earning assets	8,992,959	4,089,231	12,827,949	—	107,663	12,935,612
Average assets	9,494,036	4,447,860	13,551,016	—	548,472	14,099,488
Average deposits	7,565,588	3,183,183	10,599,179	—	(91,463)	10,507,716
Average equity	930,007	447,276	1,377,283	—	500,561	1,877,844

	For the 3 Months Ended September 30, 2003
	Banking
(Dollars in thousands)	Community	MSD&T	Total (1)	IWM	Other	Total
Net interest income	$86,775	$35,212	$121,987	$—	$245	$122,232
Provision for loan losses	(710)	(2,295)	(3,005)	—	—	(3,005)
Noninterest income	18,609	10,478	25,530	20,396	(23)	45,903
Noninterest expenses	(49,275)	(25,216)	(70,934)	(19,588)	(667)	(91,189)
Adjustments	(4,576)	5,826	1,250	(898)	(352)	—
Income (loss) before income taxes	50,823	24,005	74,828	(90)	(797)	73,941
Income tax (expense) benefit	(17,488)	(8,632)	(26,120)	37	(685)	(26,768)
Net income (loss)	$33,335	$15,373	$48,708	$(53)	$(1,482)	$47,173
Average loans	$5,422,443	$2,908,605	$8,331,048	—	$217	$8,331,265
Average earning assets	7,756,209	4,196,854	11,664,463	—	86,503	11,750,966
Average assets	8,202,204	4,516,120	12,320,367	—	301,733	12,622,100
Average deposits	6,539,970	3,151,528	9,573,723	—	(185,009)	9,388,714
Average equity	852,712	455,372	1,308,084	—	242,853	1,550,937

(1)  Amounts do not necessarily crossfoot due to eliminations.

11. Derivative Instruments and Hedging Activities

FASB Statement No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities, FASB Statement No. 138 (SFAS No. 138), Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment to FASB Statement No. 133 and FASB Statement No. 149 (SFAS No. 149), Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities  (collectively referred to as “derivatives”), establishes accounting and reporting standards for derivative instruments and for hedging activities. Bankshares maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  Derivative instruments that are used as part of the interest rate risk management strategy have been restricted to interest rate swaps.  Interest rate swaps generally involve the exchange of fixed-rate and variable-rate interest payments between two parties, based on a common notional principal amount and maturity date. As of September 30, 2004, Bankshares has interest rate swaps to convert its nonprepayable fixed-rate debt to floating-rate debt.  Bankshares also arranges interest rate swaps, caps and swaptions for commercial loan customers through its capital markets group.  Derivative transactions done with loan customers are hedged by means of an off-setting derivative trade with a third party.  In this way, Bankshares manages the market risk arising from capital markets related derivative activity.  The increase in the number of contracts since December 31, 2003 is related to the capital markets group activities.

The fair value of derivative instruments relating to hedging activities recorded in other assets was $9.0 million (notional $280.5 million) and $6.6 million (notional $203.1 million) at September 30, 2004 and December 31, 2003, respectively.  The fair value of derivative instruments relating to hedging activities recorded in other liabilities was $6.6 million (notional $130.5 million) and $8.0 million (notional $150.0 million) at September 30, 2004 and December 31, 2003, respectively. The fair-value hedges of nonprepayable fixed-rate debt were effective for the reported periods.  The impact of the hedges decreased interest expense $8.2 million in the first nine months of 2004 and $8.5 million in 2003.

The following tables summarize the gross position of derivatives relating to hedging activities at September 30, 2004 and December 31, 2003:

			Weighted Average
September 30, 2004 (Dollars in thousands)	Number of Contracts	Notional Amount	Years to Maturity	Fixed Rate	Variable Rate	Fair Value
Gross Position Summary:
Pay Fixed/Receive Variable Interest Rate Swaps	5	$24,513	6.72	4.23%	1.68%	$(478)
Receive Fixed/Pay Variable Interest Rate Swaps	8	374,513	7.66	5.17%	2.42%	2,832
Swaptions/Caps Purchased	2	6,000	7.11			—
Swaptions/Caps Sold	2	6,000	7.11			—
Total	17	$411,026	7.59			$2,354

			Weighted Average
December 31, 2003 (Dollars in thousands)	Number of Contracts	Notional Amount	Years to Maturity	Fixed Rate	Variable Rate	Fair Value
Gross Position Summary:
Pay Fixed/Receive Variable Interest Rate Swaps	1	$3,108	0.33	9.38%	4.00%	$(64)
Receive Fixed/Pay Variable Interest Rate Swaps	3	350,000	8.44	5.21%	1.98%	(1,366)
Total	4	$353,108	8.37			$(1,430)

Mortgage loans held-for-sale have inherent forward contract (agreements to sell or purchase loans at a specific rate or yield) characteristics. Risk may arise from the corresponding parties’ inability to meet the terms of their contracts and from movement in interest rates. Bankshares has forward commitments to sell and fund individual fixed-rate and variable-rate mortgage loans that are reported at fair value. The fair value adjustment was $0.4 million at September 30, 2004.

12. Stock-based Compensation Expense

Bankshares has several stock-based compensation programs for its directors, management and employees. Compensation costs for stock options and restricted stock awards are measured under the fair value method and are included in salary expense.  Another form of stock-based compensation is phantom stock, which is used for a portion of the Bankshares’ Directors’ Deferred Compensation Plan.  A change in this plan was approved at the annual shareholders’ meeting, and was effective April 1, 2004.  This plan requires all deferred fees to be settled in Bankshares’ stock.  This reduces the expense fluctuations that occurred with phantom stock, which resulted in variances corresponding to the changes in Bankshares’ stock price.  The compensation cost for the phantom stock is included in other expenses.  Stock-based compensation amounts for the nine months and quarters ended September 30, 2004 and 2003, respectively, are summarized in the following table:

	For the 9 Months Ended September 30,		For the 3 Months Ended September 30,
(Dollars in thousands)	2004	2003	2004	2003
Stock options expense	$1,996	$1,218	$796	$353
Restricted stock awards expense	1,516	2,576	509	1,654
Subtotal included in salaries expense	3,512	3,794	1,305	2,007
Phantom stock expense	(129)	512	69	198
Total stock-based compensation expense	$3,383	$4,306	$1,374	$2,205

13. Pension & Other Postretirement Benefit Plans

Bankshares sponsors qualified and nonqualified pension plans and other postretirement benefit plans for its employees.  The following table summarizes the components of the net periodic benefit cost for the pension plans for the nine months and the three months ended September 30, 2004 and 2003, respectively.

	For the 9 Months Ended September 30, 2004			For the 9 Months Ended September 30, 2003
(Dollars in thousands)	Qualified	Nonqualified	Total	Qualified	Nonqualified	Total
Service cost	$4,716	$423	$5,139	$3,840	$345	$4,185
Interest cost	7,647	303	7,950	7,494	234	7,728
Expected return on plan assets	(11,535)	—	(11,535)	(9,297)	—	(9,297)
Amortization of prior service cost	585	18	603	585	18	603
Recognized net actuarial loss	661	87	748	1,966	24	1,990
Amortization of transition asset	—	72	72	—	75	75
Net periodic benefit cost	$2,074	$903	$2,977	$4,588	$696	$5,284

	For the 3 Months Ended September 30, 2004			For the 3 Months Ended September 30, 2003
(Dollars in thousands)	Qualified	Nonqualified	Total	Qualified	Nonqualified	Total
Service cost	$1,572	$141	$1,713	$1,280	$115	$1,395
Interest cost	2,549	101	2,650	2,498	78	2,576
Expected return on plan assets	(3,845)	—	(3,845)	(3,099)	—	(3,099)
Amortization of prior service cost	195	6	201	195	6	201
Recognized net actuarial loss	307	29	336	844	8	852
Amortization of transition asset	—	24	24	—	25	25
Net periodic benefit cost	$778	$301	$1,079	$1,718	$232	$1,950

The following table summarizes the components of the net periodic benefit cost for the other postretirement benefit plans for the nine months and the three months ended September 30, 2004 and 2003, respectively.

	For the 9 Months Ended September 30,		For the 3 Months Ended September 30,
(Dollars in thousands)	2004	2003	2004	2003
Service cost	$195	$147	$65	$59
Interest cost	642	615	214	248
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial loss	125	106	44	42
Amortization of transition asset	—	—	—	—
Net periodic benefit cost	$962	$868	$323	$349

As previously disclosed in its financial statements for the year ended December 31, 2003, Bankshares generally makes cash contributions to the pension plan in amounts up to that permitted by guidelines established under employee benefit and tax laws after taking into consideration the funded status. Cash contributions are normally made after valuations have been finalized for the plan year and prior to the tax return filing date.  As of September 30, 2004, no contributions had been made.

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

In November 2003, the Emerging Issues Task Force (“EITF”) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost. The Task Force requested that the FASB staff consider other impairment models within U.S. GAAP when developing its views. The Task Force also requested that the scope of the impairment issue be expanded to include equity investments and investments subject to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and that that issue be addressed by the Task Force as a separate EITF issue. At the EITF meeting, the Task Force reached a consensus on one issue that certain quantitative and qualitative disclosures should be required for securities accounted for under Statement 115, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Board ratified the consensus on that one issue at its November 25, 2003 meeting. In September 2004, the Financial Accounting Standards Board (“FASB”) directed the FASB staff to issue two proposed FASB Staff Positions (“FSP”): Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-1-b, which delays the effective date of Issue 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. The outcome of the proposed guidance under certain interpretations could have an adverse impact on Bankshares’ capital and earnings as it relates to securities deemed impaired within the available-for-sale investment portfolio. Bankshares can not determine the potential impact until the FASB finalizes the proposed statement.

In May 2004, the FASB issued FSP FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which requires (a) that the effects of the federal subsidy be considered an actuarial gain and treated like similar gains and losses, and (b) certain disclosures for employers that sponsor postretirement heath care plans that provide prescription drug benefits. The FASB’s related existing guidance, FSP FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” is superseded upon the effective date of FSP FAS 106-2. The effective date of the new FSP is the first interim or annual period beginning after June 15, 2004. Bankshares is currently reviewing the potential effect of the benefit that is at least actuarially equivalent to Medicare part D.

15. Subsequent Events / Contingencies

1)            Mercantile Bankshares Corporation (the “Company”) has entered into a Membership Interests Purchase Agreement (the “Agreement”) with Harbor Group International, L.L.C. (the “Purchaser”), effective as of October 20, 2004. Pursuant to the terms of the Agreement, the Company is to convey to the Purchaser all of the membership interests in its wholly owned affiliate, MBC Realty, LLC (“Realty”) on the date of closing, which is anticipated to be on or about December 13, 2004, for a total consideration of Fifty-One Million Two Hundred Fifty Thousand Dollars ($51,250,000.00).

Realty is the owner of the real property known as the Mercantile Bank and Trust Building, Baltimore, Maryland, which is the headquarters for the Company and its affiliate, Mercantile-Safe Deposit and Trust Company (“MSDTC”).

The Purchaser has a thirty (30) day due diligence period to perform certain inspections and analysis, and has the right to terminate the Agreement during such period.

In connection with this anticipated transaction MSDTC, the company’s affiliate, has agreed to enter into a lease for approximately all of the space it currently occupies in the Building effective upon the date of closing, as well as certain other space currently occupied by existing tenants. The lease will be for an initial term of ten (10) years, with two (2) renewal terms of five (5) years each, at an initial annual rental of Twenty Dollars ($20.00) per square foot for the office space, escalating by 3.0% per year.

2)            On July 12, 2004, former employee John Pileggi filed suit against Mercantile Bankshares Corporation, Mercantile-Safe Deposit and Trust Company and Edward J. Kelly, III. For additional detail, see Part II Other Information Item 1 “Legal Proceedings” below.

3).           At September 30, 2004, Bankshares had two loans in the “monitored” category which were made in 1998 and 1999 and were secured by commercial aircraft.  On November 6, 2004, Bankshares accepted a $6.0 million payment which terminated its interest in one of the loans. See “Nonperforming Assets” discussion beginning on page 26.  The loan had an outstanding principal balance of $14.1 million at that date.  The $8.1 million difference has been charged against the allowance for loan losses in the fourth quarter of 2004.  The possibility that an offer could be forthcoming and the resulting potential loss were reflected in the allowance for loan losses at September 30, 2004.  Accordingly, there will be no significant impact on Bankshares’ net income in the fourth quarter of 2004.

Had this transaction been recorded at September 30, 2004, Bankshares’ Allowance for Loan Losses would have been $153.3 million or 1.53% of total loans outstanding.  Coverage of nonperforming loans would have been 394.17%.  Nonperforming loans to total loans outstanding would have remained unchanged at .39%.

Although both loans continued to be performing in accordance with their terms, management’s decision to accept this payment was attributable to a number of factors including the non-core nature of the loan, the residual risk and the risk of declining collateral value, and continuing concerns about the commercial airline industry.  The other loan to the same borrower represents a $2.6 million exposure and remains in the monitored category.  This loan matures in February 2009, will be fully paid at maturity, and carries a significant guarantee.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

MERCANTILE BANKSHARES CORPORATION

HIGHLIGHTS

Consolidated Financial Results

In March, April and August of 2003, Bankshares acquired in separate transactions, Boyd Watterson Asset Management, LLC (“BW”), Peremel & Company (“Peremel”), and F&M Bancorp (“F&M”), respectively, which are collectively referred to herein as “the Acquisitions”.  The Acquisitions were accounted for under the purchase method of accounting and have been included in Bankshares’ financial results since their respective closings. On October 24, 2003, certain assets and liabilities of F&M were transferred to other Bankshares’ affiliates in order to align customers’ accounts with the Bankshares’ affiliate serving the geographic area where those customers reside. (See Footnote No. 2 “Business Combinations” to the Consolidated Financial Statements included in this report.)

Net income for the quarter ended September 30, 2004 was $56.8 million, a 20% increase from net income of $47.2 million for the same period in 2003 and a slight increase over the $56.3 million reported for the second quarter of 2004.  For the quarter ended September 30, 2004, diluted net income per share was $.71, an increase of 13% from the $.63 reported for the same period of last year and unchanged from the $.71 reported for the second quarter of this year.  Adjusted weighted average shares outstanding increased from 74.8 million for the quarter ended September 30, 2003, to 79.6 million for the quarter ended September 30, 2004.  The results of operations for the Acquisitions are included from their respective merger dates forward.

Factors positively affecting earnings for the third quarter included an improved net interest margin, growth in average loans and noninterest-bearing deposits and stable credit quality as measured by total nonperforming assets. Noninterest expenses increased by $8.0 million or 9% over the prior year. This increase was significantly impacted by F&M being included in the entire third quarter of 2004 compared to only one-half of the third quarter of 2003. Noninterest expenses also increased as a result of a $2.7 million charge related to the consolidation of eleven banks into four; management expects to begin realizing some cost savings from this in the fourth quarter of 2004 and expects salaries and benefits savings in 2005 to exceed $3 million.  Additionally, other noninterest expense increased due to $.9 million of costs incurred in connection with the investigation of a potential acquisition, legal costs of $.9 million related to investigatory and litigation matters that, in management’s view, are not normal recurring expenses and Sarbanes-Oxley compliance costs of $.7 million related principally to Section 404. Noninterest expenses for the third quarter of 2003 included F&M merger related costs of $2.4 million and a $3.6 million severance charge for the Investment and Wealth Management Division.

Bankshares also reports cash operating earnings, defined as “GAAP” (Generally Accepted Accounting Principles) earnings excluding the amortization of intangible assets associated with purchase accounting for business combinations; securities gains and losses; and other significant gains, losses or expenses (such as those associated with integrating acquired entities’ operations into Bankshares) unrelated to Bankshares’ core operations.  Cash operating earnings totaled $59.2 million for the third quarter of 2004, an increase of 19% over the $49.9 million for the same period for 2003 and a 3% increase over the $57.3 million for the second quarter of 2004.  Diluted cash operating earnings per share for the third quarter of 2004 and 2003 were $.74, and $.67, respectively, and $.72 per share for the second quarter of 2004.  A reconciliation of net income (GAAP basis) to cash operating earnings can be found on page 36 of this filing.

Management believes that reporting several key measures based on cash operating earnings and tangible equity (equity less intangible assets and their related amortization expense) is important, as this is the basis for measuring the adequacy of capital for regulatory purposes.  For the three months ended September 30, 2004, return on average assets was 1.60%, return on average tangible equity was 17.63% and average tangible equity to average tangible assets was 9.67%.  Comparable ratios for the three months ended September 30, 2003 were 1.48%, 15.70% and 9.91%, respectively.  A reconciliation of these ratios from their respective GAAP basis ratios can be found on page 36 of this filing.

For the first nine months of 2004, net income was $168.8 million, an increase of 16% over the $146.2 million reported for the comparable period in 2003. Diluted net income per share was $2.11, an increase of 3% from the $2.05 reported for the same period of last year. For the nine months ended September 30, 2004, compared to the same period of 2003, cash operating earnings were $173.3 million and $145.7 million, respectively.  Diluted cash operating earnings per share for these periods were $2.17 and $2.05, respectively.  The ratios of return on average assets, return on average tangible equity and average tangible equity to average tangible assets for the year-to-date 2004 were 1.62%, 17.94% and 9.65%, respectively.  These ratios for the year-to-date 2003 were 1.71%, 16.57% and 10.66%, respectively.

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

Banking

On a combined basis, Community Banking and MSD&T continue to be the primary contributors to Bankshares’ earnings. Historically, Bankshares has distinguished between two operating units, Community and MSD&T, with the former focused on small business and retail banking and the latter on commercial and specialty lending. With the F&M acquisition and the consolidation of affiliate banks during the quarter, this distinction is becoming less apparent. Increased house lending authority at the Community Banks has resulted in additional loan growth within their footprint and less referral and overline business to MSD&T.

In July 2004, Community Banking consolidated 11 affiliate banks into 4 banks. These banks share common markets and the consolidation of these markets allows the surviving banks to locally serve their customers with greater size, scale and expertise. This initiative was not undertaken to reduce operating costs, although some savings will arise out of the consolidation. It was to enable these banks to streamline operating processes, controls and compliance efforts, recruit seasoned professionals to these markets, and provide a greater breadth of services at the local level. Bankshares is highly committed to the community bank model, whereby local boards of directors provide strong oversight and bank presidents maintain strong relationships within the community. As with any strategic initiative there are costs involved. Year-to-date, Community Banking has incurred approximately $3.1 million in restructuring charges related to the consolidations. The majority of these costs were in severance charges and other personnel costs of approximately $2.2 million, and $0.7 million in legal and consulting fees. Additional restructuring charges in the fourth quarter of 2004 are estimated to be approximately $1.0 million and should be partially offset by lower operating costs at the surviving banks.

Community Banking

Net income for the nine months ended September 30, 2004, was $120.2 million. This represented a $21.1 million, or 21% increase over the same period last year. Community Banking was the primary beneficiary of the F&M acquisition. For the first nine months of 2004 compared to the same period last year, taxable-equivalent net interest income increased by $52.7 million, or 22%, to $296.0 million. Growth in average earning assets of $2.1 billion, largely attributable to the F&M acquisition, more than offset the effect of a 34 basis points reduction in the net interest margin. Average loans in Community Banking grew 36% and average core deposits grew 29% from the prior year. The decline in the net interest margin resulted from lower yields on loans and investments as maturities and prepayments were reinvested at lower rates than the portfolio average.  Contributing to the net interest margin compression was the capital restructuring of the Community Banks during the third quarter of last year. $300 million of subordinated debt issued by Bankshares in April 2003, used in part to fund the cash portion of the F&M acquisition, was invested in a like amount of subordinated debt issued by the Community Banks. Excess equity capital was paid to Bankshares in the form of a special cash dividend. The $7.4 million increase in interest expense incurred during the first nine months of 2004, related to this subordinated debt and reduced the Community Banks’ net interest margin by 14 basis points. The Community Banks had a reduction in the provision for loan losses compared to the same period of 2003 as credit quality continued to improve.

The year-over-year increases in noninterest income and noninterest expenses for the first nine months of 2004 compared to the same period of 2003, are attributable to the F&M acquisition and branch expansion programs at several Community Banks. Noninterest income increased year-over-year by $14.4 million, with deposit service charges increasing $5.0 million, insurance fees increasing $8.3 million, and electronic banking fees increasing $3.4 million, accounting for the largest gains. These gains were partially offset by a decrease of $5.3 million in net gains on investment securities. Noninterest expenses increased by $40.8 million in the first nine months of 2004 compared to the same period of 2003. Over 29% of this increase is related to salaries and benefits, which grew by $20.8 million. Severance costs related to the affiliate bank consolidations was approximately $2.2 million.  Occupancy expense increased by $4.0 million, furniture and equipment expenses increased by $1.8 million and amortization of intangible assets increased $2.8 million.

MSD&T Banking

The net income contribution from MSD&T Banking decreased slightly for the nine months ended September 30, 2004 to $49.7 million compared to the same period last year. The primary reason for the decrease was a $2.0 million increase in the loan loss provision, offset somewhat by higher net interest and noninterest income.

Taxable-equivalent net interest income for the first nine months of 2004 increased $3.1 million or 3% to $111.6 million when compared to the nine months ended September 30, 2003. This increase was attributable to $136.3 million in average loan growth and an improvement in the net interest margin of 11 basis points. Lower yields on securities and loans were more than offset by reduced rates paid on deposit products. The provision for loan losses was $7.3 million in the first nine months of 2004 compared to $5.3 million in the same period of 2003. Nonperforming loans declined during the current quarter due to collections and the return of several loans to performing status. For additional information, see discussion of nonperforming assets under “Nonperforming Assets” on page 26.

The increase in noninterest income was spread across numerous categories. Noninterest income increased $1.6 million in the first nine months of 2004 compared to the first nine months of 2003. The year-over-year increase was mitigated by a decrease in gains on investment securities of $1.3 million. Noninterest expense increased by $9.4 million from the first nine months of 2003 to $78.5 million. This represents a 14% increase over the prior year. Personnel costs increased by $6.9 million primarily due to additional branches, incentive compensation accruals and increased staffing in corporate support functions accounted for most of the increase. MSD&T costs for shared services are charged to Investment and Wealth Management (“IWM”) and Community Banking and are reflected in the noninterest expense line. Certain other costs not directly charged are allocated to IWM, Community Banking and Other as reflected in the “adjustments” line.

Investment & Wealth Management

Net income increased $5.2 million to $8.2 million for the nine months ended September 30, 2004 as compared to the $3.1 million reported in the same period last year

Revenues for the first nine months of 2004 increased $9.9 million, or 17%, over the same period last year, primarily due to stronger equity markets, new sales and the Boyd Watterson (“BW”) and Peremel acquisitions. The income categories with significant year-over-year increases were asset management and mutual funds of $3.9 million, personal trust fees of $2.9 million, endowment fees of $1.0 million and hedge fund fees of $0.9 million. Total assets under administration increased to $46.5 billion at September 30, 2004 from $42.7 billion at September 30, 2003. At September 30, 2004 and September 30, 2003 assets under management were $21.4 billion and $19.6 billion, respectively.

Noninterest expenses increased by $0.7 million or 1% to $50.7 million for the first nine months of 2004 from $50.0 million for the same period last year. The increase in noninterest expense is mostly due to the acquisition of BW, Peremel and the assumption of F&M’s brokerage operations which was partially offset by a $3.6 million severance charge in the third quarter of 2003. During the first quarter of 2004, Bankshares entered into a 7-year service contract with SunGard Wealth Management Services to provide a new core accounting system and back-office operations. Post conversion, which is expected late in 2004, Bankshares expects to achieve net savings in excess of $1.0 million in 2005. Management expects to incur conversion costs of approximately $2.0 million.  $1.8 million of the conversion costs will be amortized over the life of the contract.  Bankshares also expects to incur restructuring costs of approximately $1.2 million in the fourth quarter of 2004.

Other

The components in the “Other” column consist of amounts for the nonbanking affiliates, unallocated corporate expenses and intercompany eliminations.

The “adjustments” line, which represents corporate allocations from the lead Bank (MSD&T), increased $7.8 million for the nine months ended September 30, 2004 over the same period in 2003. This increase is mostly due to allocations related to Sarbanes-Oxley compliance and increased staffing in corporate support functions.

EARNINGS PERFORMANCE

Analysis of Interest Rates and Interest Differentials

The following table presents the distribution of the average consolidated balance sheet, interest income/expense and annualized yields earned and rates paid through the nine months ended September 30, 2004 and 2003.

	For the 9 Months Ended September 30, 2004			For the 9 Months Ended September 30, 2003
(Dollars in thousands)	Average Balance	Income*/ Expense	Yield*/ Rate	Average Balance	Income*/ Expense	Yield*/ Rate
Earning assets
Loans:**
Commercial	$2,704,142	$105,193	5.20%	$2,437,548	$100,610	5.52%
Commercial real estate	2,867,631	126,409	5.89	2,190,016	101,890	6.22
Construction	1,120,125	44,398	5.29	888,451	36,388	5.48
Residential real estate	1,429,248	63,341	5.92	1,124,637	55,426	6.59
Consumer	1,475,729	63,316	5.73	1,097,736	52,452	6.39
Total loans	9,596,875	402,657	5.60	7,738,388	346,766	5.99
Federal funds sold, et al	64,391	1,282	2.66	262,648	3,279	1.67
Securities:***
Taxable securities
U.S. Treasury and government agencies	1,557,396	43,653	3.74	1,765,230	57,150	4.33
Mortgage-backed	1,253,440	35,961	3.83	809,744	23,957	3.96
Other investments	158,361	4,584	3.87	105,663	5,091	6.44
Tax-exempt securities
States and political subdivisions	97,662	4,135	5.66	53,886	2,890	7.17
Total securities	3,066,859	88,333	3.85	2,734,523	89,088	4.36
Interest-bearing deposits in other banks	158	1	1.08	7,433	52	0.94
Total earning assets	12,728,283	492,273	5.17	10,742,992	439,185	5.47
Cash and due from banks	293,399			255,251
Bank premises and equipment, net	141,641			111,010
Other assets	880,524			436,326
Less: allowance for loan losses	(158,289)			(144,548)
Total assets	$13,885,558			$11,401,031
Interest-bearing liabilities
Deposits:
Savings	$1,418,775	3,107	0.29	$1,109,563	3,679	0.44
Checking plus interest	1,276,945	1,407	0.15	1,022,778	1,556	0.20
Money market	1,570,271	6,625	0.56	1,273,361	7,262	0.76
Time deposits $100,000 and over	1,300,907	18,534	1.90	1,257,288	22,549	2.40
Other time deposits	1,950,974	31,109	2.13	1,789,902	35,846	2.68
Total interest-bearing deposits	7,517,872	60,782	1.08	6,452,892	70,892	1.47
Short-term borrowings	924,411	4,889	0.71	832,631	4,317	0.69
Long-term debt	646,281	16,035	3.31	472,859	13,016	3.68
Total interest-bearing funds	9,088,564	81,706	1.20	7,758,382	88,225	1.52
Noninterest-bearing deposits	2,807,004			2,142,529
Other liabilities and accrued expenses	131,413			108,999
Total liabilities	12,026,981			10,009,910
Shareholders’ equity	1,858,577			1,391,121
Total liabilities & shareholders’ equity	$13,885,558			$11,401,031
Net interest rate spread		$410,567	3.97%		$350,960	3.95%
Effect of noninterest-bearing funds			0.34			0.42
Net interest margin on earning assets			4.31%			4.37%
Taxable-equivalent adjustment included in:
Loan income		$3,434			$3,675
Investment securities income		1,650			1,204
Total		$5,084			$4,879

* Presented on a tax-equivalent basis using the statutory federal corporate income tax rate of 35% (see non-GAAP reconciliation on page 36)

** Nonaccrual loans are included in average loans

*** Balances reported at amortized cost; excludes unrealized gains (losses) on securities available-for-sale

Analysis of Interest Rates and Interest Differentials

The following table presents the distribution of the average consolidated balance sheet, interest income/expense and annualized yields earned and rates paid for the third quarter of 2004 and 2003.

	For the 3 Months Ended September 30, 2004			For the 3 Months Ended September 30, 2003
(Dollars in thousands)	Average Balance	Income*/ Expense	Yield*/ Rate	Average Balance	Income*/ Expense	Yield*/ Rate
Earning assets
Loans:**
Commercial	$2,752,242	$36,794	5.32%	$2,508,721	$33,387	5.28%
Commercial real estate	2,961,468	44,105	5.92	2,391,892	36,273	6.02
Construction	1,142,921	15,775	5.49	969,251	13,047	5.34
Residential real estate	1,490,763	21,733	5.80	1,205,020	19,087	6.28
Consumer	1,478,399	20,795	5.60	1,256,381	19,582	6.18
Total loans	9,825,793	139,202	5.64	8,331,265	121,376	5.78
Federal funds sold, et al	50,035	519	4.13	413,675	1,245	1.19
Securities:***
Taxable securities
U.S. Treasury and government agencies	1,571,102	14,190	3.59	1,629,544	17,192	4.19
Mortgage-backed	1,228,539	11,858	3.84	1,150,073	10,093	3.48
Other investments	169,264	1,043	2.45	120,093	1,726	5.70
Tax-exempt securities
States and political subdivisions	90,721	1,328	5.82	84,944	1,295	6.05
Total securities	3,059,626	28,419	3.70	2,984,654	30,306	4.03
Interest-bearing deposits in other banks	158	—	1.08	21,372	46	0.85
Total earning assets	12,935,612	168,140	5.17	11,750,966	152,973	5.16
Cash and due from banks	296,203			295,289
Bank premises and equipment, net	141,536			124,275
Other assets	886,468			602,614
Less: allowance for loan losses	(160,331)			(151,044)
Total assets	$14,099,488			$12,622,100
Interest-bearing liabilities
Deposits:
Savings	$1,457,432	1,080	0.29	$1,218,813	936	0.30
Checking plus interest	1,291,808	472	0.15	1,119,989	451	0.16
Money market	1,556,212	2,168	0.55	1,431,262	2,203	0.61
Time deposits $100,000 and over	1,299,918	6,214	1.90	1,270,016	7,046	2.20
Other time deposits	1,918,216	10,208	2.12	1,942,113	11,677	2.39
Total interest-bearing deposits	7,523,586	20,142	1.07	6,982,193	22,313	1.27
Short-term borrowings	942,789	1,990	0.84	944,979	1,303	0.55
Long-term debt	641,264	5,575	3.46	611,801	5,368	3.48
Total interest-bearing funds	9,107,639	27,707	1.21	8,538,973	28,984	1.35
Noninterest-bearing deposits	2,984,130			2,406,521
Other liabilities and accrued expenses	129,875			125,669
Total liabilities	12,221,644			11,071,163
Shareholders’ equity	1,877,844			1,550,937
Total liabilities & shareholders’ equity	$14,099,488			$12,622,100
Net interest rate spread		$140,433	3.96%		$123,989	3.81%
Effect of noninterest-bearing funds			0.36			0.38
Net interest margin on earning assets			4.32%			4.19%
Taxable-equivalent adjustment included in:
Loan income		$1,155			$1,239
Investment securities income		529			518
Total		$1,684			$1,757

* Presented on a tax-equivalent basis using the statutory federal corporate income tax rate of 35% (see non-GAAP reconciliation on page 36)

** Nonaccrual loans are included in average loans

*** Balances reported at amortized cost; excludes unrealized gains (losses) on securities available-for-sale

Rate / Volume Analysis

A rate/volume analysis, which demonstrates changes in interest income and expense for significant assets and liabilities, appears below:

	For the 9 Months Ended September 30, 2004 vs. 2003 Due to variances in			For the 3 Months Ended September 30, 2004 vs. 2003 Due to variances in
(Dollars in thousands)	Rates	Volumes (5)	Total	Rates	Volumes (5)	Total
Interest earned on:
Loans:
Commercial (1)	$(6,421)	$11,004	$4,583	$166	$3,241	$3,407
Commercial real estate (2)	(7,007)	31,526	24,519	(806)	8,638	7,832
Construction (3)	(1,479)	9,489	8,010	390	2,338	2,728
Residential real estate	(7,097)	15,012	7,915	(1,880)	4,526	2,646
Consumer	(7,197)	18,061	10,864	(2,247)	3,460	1,213
Total loans	(29,201)	85,092	55,891	(4,377)	22,203	17,826
Taxable securities (4)	(11,279)	9,279	(2,000)	(2,612)	692	(1,920)
Tax-exempt securities (4)	(1,103)	2,348	1,245	(55)	88	33
Federal funds sold, et al	478	(2,475)	(1,997)	368	(1,094)	(726)
Interest-bearing deposits in other banks	—	(51)	(51)	—	(46)	(46)
Total interest income	(41,105)	94,193	53,088	(6,676)	21,843	15,167

Interest paid on:
Savings deposits	(1,597)	1,025	(572)	(39)	183	144
Checking plus interest deposits	(536)	387	(149)	(48)	69	21
Money market accounts	(2,330)	1,693	(637)	(227)	192	(35)
Certificates of deposit $100,000 and over	(4,797)	782	(4,015)	(998)	166	(832)
Other time deposits	(7,963)	3,226	(4,737)	(1,325)	(144)	(1,469)
Short-term borrowings	96	476	572	690	(3)	687
Long-term debt	(1,755)	4,774	3,019	(52)	259	207
Total interest expense	(18,882)	12,363	(6,519)	(1,999)	722	(1,277)
Net interest earned	$(22,223)	$81,830	$59,607	$(4,677)	$21,121	$16,444

(1)          Interest year-to-date tax-equivalent adjustment of $2.3 million and $2.4 million for 2004 and 2003, respectively, and quarter-to-date tax-equivalent adjustment of $777 thousand and $791 thousand for 2004 and 2003, respectively, are included in the commercial loan rate variances.

(2)          Interest year-to-date tax-equivalent adjustment of $417 thousand and $321 thousand for 2004 and 2003, respectively, and quarter-to-date tax-equivalent adjustment of $149 thousand and $136 thousand for 2004 and 2003, respectively, are included in the commercial real estate loan rate variances.

(3)          Interest year-to-date tax-equivalent adjustment of $0.7 million and $1.0 million for 2004 and 2003, respectively, and quarter-to-date tax-equivalent adjustment of $229 thousand and $313 thousand for 2004 and 2003, respectively, are included in the construction loan rate variances.

(4)          Interest year-to-date tax-equivalent adjustment of $1.7 million and $1.2 million for 2004 and 2003, respectively, and quarter-to-date tax-equivalent adjustment of $529 thousand and $518 thousand for 2004 and 2003, respectively, are included in the investment securities rate variances.

(5)          Changes attributable to mix (rate and volume) are included in volume variance.

Net Interest Income and Net Interest Margin

Strong economic growth in the first half of 2004 resulted in the Federal Reserve Bank (Fed) adjusting its position on the level of interest rates. Where the Fed was pursuing an accommodative monetary policy in 2003, concern over the rising level of inflation caused the Fed to begin tightening its monetary policy on June 30, 2004. The Fed raised interest rates by 25 basis points in June, August and September of 2004. The U.S. banking system generally benefits when rates are higher than the 40-year historic lows seen in 2003. Bankshares’ Consolidated Balance Sheet had been positioned for a rate rise and the third quarter of 2004 net interest income reflects some of the benefit of the Fed rate increases.

Individual components of net interest income and the net interest margin are presented in the rate/yield table on page 20.

Net interest income is the interest earned on debt securities, loans (including yield-related loan fees) and other interest-earning assets minus the interest paid for deposits and long-term and short-term debt. The net interest margin is the average yield on earning assets minus the average interest rate paid for deposits and other sources of funding, such as debt. Net interest income is affected by both changes in the amount and composition of interest-earning assets and interest-bearing liabilities and by changes in the level of interest rates. Net interest income and the net interest margin are presented on a taxable-equivalent basis to consistently reflect income from taxable and tax-exempt loans and securities based on a 35% marginal tax rate.

Net interest income on a taxable-equivalent basis increased to $140.4 million in third quarter of 2004 from $124.0 million in third quarter 2003, an increase of 13%.  The increase was primarily due to strong loan growth and lower core deposit costs.

The net interest margin increased to 4.32% in the third quarter 2004 from 4.19% in the third quarter of 2003.  The increase was primarily attributable to higher outstanding loan balances and lower core deposit funding costs. These factors were partially offset by reduced investment portfolio yields from third quarter of 2003 as new investments were added below the portfolio average and the performance of Bankshares’ hedge funds was not as strong as the prior year. Hedge fund performance during third quarter of 2004 reduced the net interest margin by 3 basis points when compared to 2003. The net interest margin increased 8 basis points from second quarter of 2004 to third quarter of 2004, primarily due to higher yields on loans resulting from prime rate increases, continued loan growth and improved performance in Bankshares’ hedge funds.

Average earning assets increased $1.2 billion in third quarter of 2004 from the same period in 2003 due to an increase in average loans and securities outstanding, which included assets acquired in the F&M acquisition in August of 2003. Loans averaged $9.8 billion in third quarter of 2004, compared with $8.3 billion in third quarter of 2003, an increase of 18%. Loans grew across every major lending sector with the exception of lease financing. Investment securities averaged $3.1 billion in third quarter of 2004 and $3.0 billion in third quarter of 2003. On a linked-quarter basis, average earning assets increased $160.4 million or 1% over the previous quarter. Average loans outstanding grew by $201.9 million in third quarter of 2004 or 2% fueled by strong growth in commercial real estate loans. Mortgage and consumer financing activities slowed during the quarter due to higher interest rates and market saturation. As a result, growth in residential mortgage loans resulted from the purchase of approximately $101.4 million in residential mortgage loans from Mercantile Mortgage Corporation’s joint venture.

Average core deposits are an important contributor to growth in net interest income and the net interest margin. This low-cost funding source rose 13% from a year ago. Average core deposits were $9.2 billion and $8.1 billion and funded 65% and 64% of average total assets in the third quarter of 2004 and 2003, respectively.  Average noninterest-bearing checking accounts increased from $2.4 billion in third quarter of 2003 to $3.0 billion in third quarter of 2004. Total average interest-bearing deposits increased to $7.5 billion in the third quarter of 2004 from $7.0 billion in the third quarter 2003. On a linked-quarter basis, average core deposits increased $124.7 million or 1% over the previous quarter. Total average interest-bearing deposits declined by $48.1 million or 1% primarily in certificates of deposit accounts. Average money market and checking plus interest accounts declined $18.6 million as historically low interest rates reduced the attractiveness of these products to consumers. Average noninterest-bearing checking accounts grew by $157.5 million or 6% reflecting growth in both commercial and consumer accounts.

Based on current market conditions, which includes a recent slowing of mortgage refinancing activity and an increase in the prime rate in September 2004, management expects the net interest margin to continue to expand absent changes in current mix or growth targets.

Taxable-equivalent net interest income for the first nine months of 2004 increased to $410.6 million or 17% over the $351.0 million for the first nine months of last year principally due to F&M.  The growth in taxable-equivalent net interest income was attributable to 24% growth in average loans and 12% growth in average securities.

The net interest margin declined from 4.37% to 4.31% for the nine months ended September 30, 2003 and 2004, respectively. The decline in the net interest margin was attributable to the reduced benefit derived from the investment of noninterest-bearing funds.  This benefit fell from 42 basis points in 2003 to 34 basis points in 2004. Lower yields on loans and securities were more than offset by corresponding reductions in the rates paid for deposits and other funding.

Average earning assets increased $2.0 billion in first nine months of 2004 from the same period in 2003 due to an increase in average loans and investments outstanding, which included assets acquired in the F&M acquisition. Loans averaged $9.6 billion in the first nine months of 2004, compared with $7.7 billion in the previous year, an increase of 24%.

Average core deposits were $9.0 billion and $7.3 billion and funded 65% and 64% of average total assets for year-to-date 2004 and 2003, respectively.  Average noninterest-bearing checking accounts increased from $2.1 billion in the first nine months of 2003 to $2.8 billion in the same period of 2004 primarily due to the F&M acquisition.

Noninterest Income

	For the 9 Months Ended September 30,		% Change	For the 3 Months Ended September 30,		% Change
(Dollars in thousands)	2004	2003	2004/2003	2004	2003	2004/2003
Investment and wealth management	$67,315	$57,450	17.2%	$22,396	$20,577	8.8%
Service charges on deposit accounts	31,107	26,072	19.3	10,637	9,701	9.6
Mortgage banking related fees:
Commercial	5,878	5,092	15.4	2,395	1,773	35.1
Residential	2,418	3,206	(24.6)	668	1,630	(59.0)
Total mortgage banking related fees	8,296	8,298	—	3,063	3,403	(10.0)
Investment securities gains and (losses)	534	7,015	(92.4)	(1)	(336)	99.7
Other income:
Electronic banking fees	16,310	12,731	28.1	5,959	5,133	16.1
Charges and fees on loans	7,941	6,948	14.3	2,647	2,430	8.9
Insurance	10,312	1,985	419.5	3,218	1,653	94.7
Bank-owned life insurance	2,377	1,427	66.6	798	559	42.8
All other income	10,597	7,267	45.8	4,637	2,783	66.6
Total other income	47,537	30,358	56.6	17,259	12,558	37.4
Total	$154,789	$129,193	19.8%	$53,354	$45,903	16.2%

Noninterest income for the quarter ended September 30, 2004 increased by $7.5 million, or 16%, to $53.4 million compared to $45.9 million for the same period in 2003. Noninterest income increased 3% from the second quarter of 2004. The table above shows the major components of noninterest income.  Investment and wealth management revenue represents the largest source of noninterest income and increased 9% over the prior year and decreased 2% over the second quarter of 2004. Factors having a positive year-over-year impact on IWM revenues were strong equity markets and increased new sales across both mutual funds and separately managed accounts.

Service charges on deposit accounts increased year-over-year due to the growth in deposit balances and the F&M acquisition. For the third quarter of 2004 compared to the third quarter of 2003, service charges increased by $0.9 million, or 10%. Service charges on deposits increased 3% compared to the second quarter of 2004. This increase is largely attributable to an increase in non-sufficient funds fee revenue.

Mortgage banking-related fees decreased 10% in the third quarter of 2004 compared to the third quarter of 2003 but increased 34% from the second quarter of 2004. The prior year decrease is the result of a general slowdown in refinancing activities, and the integration of F&M’s mortgage banking business into Mercantile Mortgage, LLC. The linked quarter increase is due to an increase in commercial banking origination fees.  Bankshares’ mortgage banking revenue is comprised of loan activities of Mercantile Mortgage Corporation’s commercial mortgage subsidiary, Columbia National Real Estate Finance LLC, and its residential mortgage joint venture, Mercantile Mortgage, LLC.

The increases in other income for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 is significantly due to the F&M acquisition. These increases are included in several categories above. Electronic banking fees, which consist of merchant card processing fees, foreign ATM fees and check card fees, increased $0.8 million or 16%. Charges and fees on loans consisting of letters of credit fees, late fees and other assessed loan fees increased slightly.  Insurance revenues, which are principally derived from fee income related to the sale of insurance products by F&M’s insurance subsidiaries, increased $1.6 million or 95%. All other income increased $1.9 million or 67%, which consisted of revenues from various sources, such as safe deposit box rent, travelers’ checks, money orders and bill collection fees. In addition to the increased income from the F&M acquisition in the all other income category, is $0.7 million in gains from the sale of bank premises and $0.9 million increase in revenues derived from private equity investments.

For the nine months ended September 30, 2004, noninterest income increased by $25.6 million or 20%, to $154.8 million compared to $129.2 million for the same period in 2003.  This increase is largely due to a $9.9 million or 17% increase in investment and wealth management revenues, related to increases in the equity markets and to new sales and $8.3 million of additional insurance fee income as a result of the F&M acquisition.

Noninterest Expenses

	For the 9 Months Ended September 30,		% Change	For the 3 Months Ended September 30,		% Change
(Dollars in thousands)	2004	2003	2004/2003	2004	2003	2004/2003
Salaries	$138,173	$114,602	20.6%	$48,696	$43,870	11.0%
Employee benefits	33,998	28,891	17.7	10,557	10,144	4.1
Net occupancy expense of bank premises	18,007	13,451	33.9	6,128	5,136	19.3
Furniture and equipment expenses	22,873	21,974	4.1	7,936	8,432	(5.9)
Communications and supplies	12,610	10,506	20.0	4,111	3,889	5.7
Other expenses:
Professional services	15,987	12,421	28.7	7,157	5,380	33.0
Advertising and promotional expenses	5,585	5,879	(5.0)	1,747	2,168	(19.4)
Electronic banking expense	7,415	5,866	26.4	3,001	2,432	23.4
Amortization of intangible assets	6,132	3,097	98.0	2,044	1,688	21.1
Outsourcing expense	4,037	3,008	34.2	1,351	1,049	28.8
All other expenses	21,153	18,324	15.4	6,489	7,001	(7.3)
Total other expenses	60,309	48,595	24.1	21,789	19,718	10.5
Total	$285,970	$238,019	20.1%	$99,217	$91,189	8.8%

Noninterest expenses for the three months ended September 30, 2004 increased by $8.0 million, or 9% to $99.2 million compared to $91.2 million for the three months ended September 30, 2003.  The table above shows the major components of noninterest expenses.  The principal reason for the year-over-year increases were increased expenses associated with the consolidation of eleven bank affiliates into four (“the Affiliate Bank Rationalization”), increased professional service costs and costs related to new branches.

The efficiency ratio, a key measure of expense management, decreased in the third quarter of 2004 compared to the same quarter of 2003. The efficiency ratio is computed by dividing noninterest expenses by the sum of net interest income on a tax-equivalent basis and noninterest income. Bankshares’ efficiency ratio was 51.20% for the three months ended September 30, 2004 compared to 53.67% for the three months ended September 30, 2003. On a non-GAAP basis, the cash operating efficiency ratio excludes amortization expense for intangibles and nonoperating income and expenses, such as securities gains and losses and other significant gains, losses or expenses (such as those associated with integrating acquired entities’ operations into Bankshares) unrelated to Bankshares’ core operations.  Bankshares’ cash operating efficiency ratio was 48.96% and 51.14% for the three months ended September 30, 2004 and 2003, respectively. For the reconciliation of GAAP to non-GAAP measures, see page 36 in this filing.

Employee-related expenses, which include salaries, benefits and incentive compensation, were the largest component, at 60% of noninterest expenses. The principal reason for the year-over-year and linked quarter increase were severance costs amounting to $2.2 million relating to the Affiliate Bank Rationalization and $1.3 million in higher accruals for incentive and commission compensation related to sales and performance management programs. Salaries and benefit expenses for the third quarter of 2004 compared to the second quarter of 2004 increased $3.6 million or 6.5%.

Net occupancy expense, which includes premises depreciation, rents, maintenance and utilities, increased due to the additional branch and corporate office locations related to the F&M acquisition and other strategic locations.  On a linked-quarter basis net occupancy expense increased due to usual increases in rental costs and improvements to branch facilities.

Furniture and equipment expenses include depreciation, rental and maintenance expense associated with the upkeep and improvement of hardware and computer software. Furniture and equipment expenses decreased due to the timing of integrating F&M’s operating systems in the fourth quarter of 2003.

Communications and supplies expenses increased due to supplies needed for additional branch office locations, including brochures and operational supplies, as well as increased customer information mailings and disclosures related to the Affiliate Bank Rationalization.

Other expenses consist of professional services, marketing, electronic banking and several other categories such as travel and membership, amortization, licensing, insurance and sundry losses. For the three months ended September 30, 2004 compared to the three months ended September 30, 2003, other expenses increased $2.1 million or 11%. Other than the F&M acquisition, this category increased primarily due to a $1.8 million increase in professional fees. Decreases in certain professional fees partially offset costs incurred in connection with the investigation of potential acquisitions of $0.9 million, legal costs related to investigatory and litigation matters that, in management’s view, are not normal recurring expenses of $0.9 million, and Sarbanes-Oxley compliance costs of $0.7 million related to Section 404. Comparable professional fees expensed in the second quarter of 2004 related to the last two items were $0.3 million. Management remains focused on expense control and expects the level of legal expenses to decline in the fourth quarter of 2004 as a substantial portion of future legal fees related to the litigation matters are expected to be reimbursable by our insurance carrier. Management expects to begin realizing some cost savings from the Affiliate Bank Rationalization in the fourth quarter of 2004 and expects salaries and benefits savings in 2005 to exceed $3 million.

Noninterest expense for the nine months ended September 30, 2004 increased to $286.0 million or 20% over the $238.0 million for the nine months ended September 30, 2003. The increase in each category was largely due to the acquisition of F&M, Boyd Watterson and Peremel. In addition, professional fees increased $3.6 million or 29% year-over-year. This increase is due to costs incurred in connection with a potential acquisition of $0.9 million, legal cost related to investigatory and litigation matters of $1.3 million, and Sarbanes-Oxley compliance costs of $1.1 million.

ANALYSIS OF FINANCIAL CONDITION

At September 30, 2004 compared to December 31, 2003, total assets increased 4% or $607.5 million. At September 30, 2004 compared to September 30, 2003, total assets increased 3% or $426.9 million.

A comparative schedule of average balances is included in the table on page 19 and page 20.

Securities Available for Sale

The securities available for sale portfolio includes both debt and marketable equity securities. Bankshares’ holds debt securities available for sale primarily for liquidity, interest rate risk management and yield enhancement purposes. Accordingly, this portfolio primarily includes very liquid, high quality federal agency-backed debt securities. At September 30, 2004, the portfolio totaled $3.0 billion of debt securities available for sale, compared with $3.1 billion at December 31, 2003. There was a net unrealized gain on debt securities available for sale of $9.9 million and $36.3 million at September 30, 2004 and December 31, 2003, respectively.

The weighted-average expected maturity of debt securities available for sale was 2.5 years at September 30, 2004. Since 40% of this portfolio is mortgage-backed securities, the expected remaining maturity may differ from contractual maturity because borrowers may have the right to prepay obligations before the underlying mortgages mature. See Note 4 “Investment Securities” to the Financial Statements for securities available for sale by security type.

Total investment securities available for sale at September 30, 2004 decreased $98.0 million or 3% from September 30, 2003.

Loan Portfolio

Total loans at September 30, 2004 were $10.0 billion, compared with $9.3 billion at December 31, 2003, an increase of 8%. Commercial and commercial real estate loans increased $489.6 million from the beginning of the year with loan growth broad based across virtually all segments, including small business, middle market, commercial real estate and asset-based lending. Residential real estate loans increased $160.8 million from December 31, 2003 of which approximately $101.4 million were purchased in the wholesale market. Consumer loans reflected modest growth this time period as growth in home equity lines of credit was offset by paydowns in the indirect dealer portfolio. Lease financings continue to paydown due to the planned exit of this business line.

Total loans at September 30, 2004 increased $999.2 million or 11% over September 30, 2003.

Deposits

Total deposits at September 30, 2004, were $10.7 billion, an increase of 4% or $459.5 million over December 31, 2003.  Interest-bearing deposits, which represent 70% of total deposits increased less than 1%, while noninterest-bearing deposits increased 15% from the end of last year. A decline in money market and other time deposits was more than offset by the increase in noninterest-bearing deposits.

At September 30, 2004, total deposits increased 4% or $426.2 million compared to one year earlier. Growth in deposits was in core deposits from customers in the local markets. The affiliate banking model positions Bankshares to compete not only with the large national and regional banking companies in the gathering of these funds, but also with local community banks. Management believes Bankshares is positioned to retain these deposits in a rising interest rate scenario.  However, should there be an outflow of deposits, a reversal of recent trends, the investment portfolio should provide adequate liquidity.

Capital

Shareholders’ equity at September 30, 2004 was $1.9 billion.  Bankshares has authorization enabling it to repurchase up to approximately 0.5 million additional shares.  Year-to-date, Bankshares repurchased 1.0 million shares at a cost of $44.1 million by entering into a privately negotiated agreement for the accelerated purchase of these shares. Since the share repurchase program began in the mid-1990’s, management has generally targeted 40% of net income for cash dividends to shareholders and 30% of net income for potential share repurchases.

At September 30, 2004 and December 31, 2003, the cash dividend payout ratio was 48.61% and 51.56%, respectively. A change to the Directors’ Deferred Compensation Plan was approved at the 2004 Annual Shareholders’ meeting. Beginning April 1, 2004, all deferred directors’ fees are covered by the plan. At April 1, 2004, directors had the option to leave their deferred balance in the old phantom stock plan, or convert their balance into vested shares under the new plan. All but thirteen directors converted their balances to the new plan. This resulted in adding approximately 149,000 stock equivalents and a $6.4 million addition to capital surplus. These vested shares will be issued after a director retires.  For more details, see the Statements of Changes in Consolidated Shareholders’ Equity and Footnote No. 12.

RISK MANAGEMENT

Credit Risk Analysis

Bankshares’ loans and commitments are substantially to borrowers located in the immediate region. Bankshares has set an internal limit for each affiliate bank, that is well below the regulatory limit, on the maximum amount of credit that may be extended to a single borrower. For more information on credit risk see “Risk Management – Credit Risk Analysis” in the Mercantile Bankshares Corporation’s 2003 Annual Report on Form 10-K.

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

During the nine months ended September 30, 2004, nonperforming assets decreased $11.2 million to $39.3 million from $50.5 million at December 31, 2003.  Nonaccrual loans were $38.9 million at September 30, 2004 and other real estate owned, the other component of nonperforming assets, was $0.4 million.  Nonperforming assets as a percent of period-end loans and other real estate owned was .39% at September 30, 2004 and .55% at December 31, 2003, respectively.  The decrease in nonperforming loans was due primarily to improvement in credit quality at MSD&T. Credit quality at the Community Banks also continued to improve.

At September 30, 2004 and December 31, 2003, monitored loans, or loans with characteristics suggesting that they could be classified as nonperforming in the near future, were $24.8 million and $28.4 million, respectively. Two loans at MSD&T contributed $16.8 million and one loan at The Citizens National Bank affiliate contributed $5.0 million to the current total. The MSD&T loans are secured by two commercial aircraft, which are leased to a regional commercial airline. In light of the prevailing conditions in the commercial airline industry, management has included these loans in the “monitored” status. The amount of loans past due 30-89 days decreased from $43.6 million at December 31, 2003 to $36.5 million at September 30, 2004. Management has taken into consideration the increased risk inherent in these loans in assessing the adequacy of the allowance for loan losses.  Management is considering taking opportunities to more aggressively manage the monitored and nonperforming credits. Such action may include the sale and/or charge-off of certain aging or non-core credits.  The potential charge-offs have been considered in the determining adequacy of the allowance for loan losses at September 30, 2004.

The table below presents a comparison of nonperforming assets at September 30, 2004, December 31, 2003 and September 30, 2003.

(Dollars in thousands)	September 30, 2004	December 31, 2003	September 30, 2003
Nonaccrual loans (1)
Commercial	$31,855	$36,569	$37,764
Commercial real estate	2,925	7,363	6,330
Construction	25	651	935
Residential real estate	2,675	3,721	3,589
Consumer	876	1,224	818
Lease financing	546	824	1,565
Total	38,902	50,352	51,001
Renegotiated loans (1)	—	—	—
Loans contractually past due 90 days or more and still accruing interest	—	—	—
Total nonperforming loans	38,902	50,352	51,001
Other real estate owned	388	191	397
Total nonperforming assets	$39,290	$50,543	$51,398
Nonperforming loans as a percent of period-end loans	0.39%	0.54%	0.57%
Nonperforming assets as a percent of period-end loans and other real estate owned	0.39%	0.55%	0.57%

(1)          Aggregate gross interest income of $2.0 million, $4.1 million and $2.8 million for the first nine months of 2004, the year 2003 and the first nine months of 2003, respectively, on nonaccrual and renegotiated loans, would have been recorded if these loans had been accruing on their original terms throughout the period or since origination if held for part of the period.  The amount of interest income on the nonaccrual and renegotiated loans that was recorded totaled $0.6 million, $2.1 million and $1.1 million for the first nine months of 2004, the year 2003 and the first nine months of 2003, respectively.

Note: Bankshares was monitoring loans estimated to aggregate $24.8 million at September 30, 2004, $28.4 million at December 31, 2003 and $30.5 million at September 30, 2003, not classified as nonaccrual or renegotiated loans.  These loans had characteristics that indicated they might result in such classification in the future.

Allowance and Provision for Loan Losses

Each Bankshares affiliate is required to maintain an allowance for loan losses adequate to absorb losses inherent in the loan portfolio. Each affiliate’s reserve is dedicated to that affiliate only and is not available to absorb losses from another affiliate.   Management at each affiliate, along with Bankshares’ management, conducts a regular review to assure that adequacy.  On a periodic, but not-less-than quarterly, basis significant credit exposures, nonperforming loans, impaired loans, historical losses by loan type and various statistical measurements of asset quality are examined to assure the adequacy of the allowance for loan losses. Management believes that the allowance for loan losses is at an adequate level to absorb losses inherent in the portfolio.

The allowance for loan losses has been established through provisions for loan losses charged against income. Loans deemed uncollectible are charged against the allowance for loan losses and any subsequent recoveries are credited to the allowance.  Intensive collection efforts continue after charge-off in order to maximize recovery amounts.  The provision for loan losses for the third quarter of 2004 was $2.4 million, a 19% decrease from the same period last year and basically unchanged from the second quarter of 2004. The decline in the provision reflects a continued improvement in the economy and improving credit quality within Bankshares’ Community Banks. In evaluating the Community Banks, management has considered the qualitative risk factors related to the increased lending authority and volumes resulting from the Affiliate Bank Rationalization initiative and the F&M acquisition. The Community Banks’ loan portfolios are currently more heavily weighted toward consumer and residential real estate loans. Potential losses in these portfolios are more predictable and quantifiable, generally resulting in a lower required allowance. Net charge-offs for the nine months ended September 30, 2004 were $1.1 million, a 78% decrease from $5.1 million for the same period last year. The allowance for loan losses as a percent of period-end loans decreased to 1.61% at September 30, 2004 from 1.62% at June 30, 2004 and 1.68% at December 31, 2003.

The following table presents a summary of the activity in the Allowance for Loan Losses.

(Dollars in thousands)	For the 9 Months Ended September 30,		For the 3 Months Ended September 30,
	2004	2003	2004	2003
Allowance balance - beginning	$155,337	$138,601	$158,431	$142,261
Allowance of acquired bank	—	13,205	—	13,205
Charge-offs:
Commercial	(1,087)	(2,806)	(142)	(2,087)
Commercial real estate	(67)	(556)	(39)	(214)
Construction	—	(160)	—	(160)
Residential real estate	(384)	(54)	(255)	(4)
Consumer	(3,458)	(2,860)	(1,081)	(1,287)
Lease financing	(5)	(1,188)	(5)	—
Total	(5,001)	(7,624)	(1,522)	(3,752)
Recoveries:
Commercial	1,515	707	1,178	298
Commercial real estate	51	162	25	45
Construction	4	136	—	1
Residential real estate	358	111	167	72
Consumer	1,956	1,379	720	614
Lease financing	—	5	—	5
Total	3,884	2,500	2,090	1,035
Net (charge-offs) / recoveries	(1,117)	(5,124)	568	(2,717)
Provision for loan losses	7,221	9,072	2,442	3,005
Allowance balance - ending	$161,441	$155,754	$161,441	$155,754
Average loans	$9,596,875	$7,738,388	$9,825,793	$8,331,265
Percent of net charge-offs / (recoveries) - annualized to average loans	0.02%	0.08%	(0.02)%	0.12%
Period-end loans	$10,014,314	$9,015,082
Percent of allowance for loan losses to period-end loans	1.61%	1.73%

Interest Rate Risk

The objective of interest rate risk management is to contain the risks associated with interest rate fluctuations. The process involves identification and management of the sensitivity of net interest income to changing interest rates and other market factors. Interest rate risk, one of the more prominent risks in terms of potential earnings impact, is an inevitable part of being a financial intermediary. For more information see “Risk Management – Interest Rate Risk” in the Mercantile Bankshares Corporation’s 2003 Annual Report on Form 10-K.

EARNINGS SIMULATION MODEL PROJECTIONS

Bankshares assesses interest rate risk by comparing projected net interest income in the current rate environment with various interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of the change and the projected shape of the yield curve.  The following table summarizes the effect a positive 100 and 200 basis points change and a negative 50 basis points change in interest rates would have on Bankshares’ net interest income over the next 12 months.

Change in interest rates (basis points)	Calculated increase / (decrease) in projected net interest income
	September 30, 2004	December 31, 2003
+ 200	4.7%	4.6%
+ 100	2.8%	2.4%
- 50	(1.8)%	(2.1)%

Bankshares’ interest sensitivity has become slightly more asset sensitive since December 31, 2003 partially due to updated analysis of changes in core deposit behaviors. Based on its most recent simulation model, Bankshares’ net interest income would increase by $15.3 million and $25.5 million if interest rates were to move up gradually over the next six months by 100 basis points or 200 basis points, respectively.  A downward movement of 50 basis points would reduce net interest income by $9.6 million.  In response to action by the Federal Reserve to increase short-term interest rates, Bankshares raised its prime interest rate by 25 basis points in June, July and September 2004.  Bankshares has approximately $3.7 billion in loans that will reprice daily or monthly as prime rate changes. The effects of a rising rate environment on interest expense are less predictable due to customer behavior that shifts the mix of deposit products. Current trends have seen very strong growth in noninterest-bearing demand deposit accounts, while money market accounts and certificates of deposit have decreased. Approximately $1.2 billion in short and long-term debt will also be subject to this rate increase over the near term. As rates begin to rise, management expects, based on Bankshares’ interest sensitivity position, that the net interest margin and net interest income will expand.

Bankshares also utilizes interest rate derivatives to hedge interest rate risk exposures. The credit risk amount and estimated net fair values of these derivatives as of September 30, 2004 and December 31, 2003 are presented in Note 11 (Derivative Instruments and Hedging Activities) to the Financial Statements. Derivatives are used for asset/liability management in three ways:

•                  To convert long-term fixed-rate debt to floating-rate payments by entering into receive-fixed swaps at issuance,

•                  To convert the cash flows from selected asset and/or liability instruments/portfolios from fixed to floating payments or vice versa, and

•                  To hedge the mortgage origination pipeline by utilizing forward rate commitments for loans held for sale.

Market Risk – Trading Activities

In the second quarter 2004, Bankshares began marketing capital market products to its customers. From a market risk perspective, Bankshares’ net income is exposed to changes in interest rates, credit spreads, and equity and their implied volatilities. The primary purpose of Bankshares’ trading business is to accommodate customers in the management of their market price risks. Derivative transactions executed with customers are simultaneously hedged in the capital markets. All derivatives transacted with customers or used to hedge capital market transactions with customers are carried at fair value. The Asset/Liability Management Committee establishes and monitors counterparty risk limits. The notional amount, exposure amount and estimated net fair value of all customer accommodation derivatives at September 30, 2004 are included in Note 11 (Derivative Instruments and Hedging Activities) to the Financial Statements.

Market Risk – Equity Markets

Bankshares is directly and indirectly affected by changes in the equity markets. Bankshares has made investments in private equities. These investments are made within capital allocations approved by management. Management reviews these investments at least quarterly and assesses them for possible other-than-temporary impairment. Private equity investments totaled $14.9 million at September 30, 2004 and $8.2 million at September 30, 2003.

Changes in equity market prices may also indirectly affect Bankshares’ net income (1) by affecting the value of third party assets under management or administration and, hence, fee income, (2) by affecting particular borrowers, whose ability to repay principal and/or interest may be affected by the stock market, or (3) by affecting brokerage activity, related commission income and other business activities.

Bankshares’ maintenance of capital ratios well above regulatory requirements (see Footnote No. 9 “Capital Adequacy”) provides management with the flexibility to utilize the available-for-sale portfolio for liquidity and interest rate risk management needs, even during a period when valuations are depressed. Maintaining a fairly short duration in the portfolio also mitigates market risk.

Liquidity Risk

Liquidity risk is the possibility that Bankshares will not be able to fund present and future financial obligations. The objective of liquidity management is to maintain the ability to meet commitments to fund loans, purchase securities and repay deposits and other liabilities in accordance with their terms. To achieve this objective, the Asset/Liability Management Committee establishes and monitors liquidity guidelines that require sufficient asset-based liquidity to cover potential funding requirements and to avoid over-reliance on volatile, less reliable funding markets. Debt securities in the available-for-sale portfolio provide asset liquidity, in addition to the immediately liquid resources of cash and due from banks and federal funds sold and securities purchased under resale agreements. By limiting the maturity of securities and maintaining a conservative investment posture, management can rely on the investment portfolio to help meet any short-term funding needs. U.S. Treasury and agency securities, which provide the greatest liquidity, averaged $1.6 billion in the third quarter of 2004, a 2% increase from the average of $1.5 billion for the second quarter of 2004 and a 4% decrease from the average of $1.6 billion for the third quarter of 2003.

Core customer deposits have historically provided a sizable source of relatively stable and low-cost funds. For the three months ended September 30, 2004, core deposits (total deposits less certificates of deposit of $100,000 and over), averaged $9.2 billion compared to $9.1 billion for the second quarter of 2004 and $8.1 billion for the third quarter of 2003. Although not viewed as core deposits, a substantial portion of short-term borrowings comprised of securities sold under agreements to repurchase and commercial paper, originate from core deposit relationships tied to the overnight cash management program offered to customers. Long-term debt and short-term borrowings funded the remaining assets.

In addition to these sources, Bankshares has access to national markets for certificates of deposit, commercial paper and debt financing. Should it need to further supplement its liquidity, Bankshares has $1.8 billion in lines with the FHLB Atlanta and back-up commercial paper lines of $40 million with commercial banks. Bankshares is required to obtain approval from holders of Bankshares’ 6.72% and 6.80% unsecured senior notes if it incrementally borrows in excess of $150 million under these FHLB lines.

Liquidity is also available through Bankshares’ ability to raise funds in the capital markets. Bankshares accesses capital markets for long-term funding by issuing registered debt and private placements. In December 2003, Moody’s Investors Service affirmed Mercantile Bankshares Corporation’s rating of “P-1” and the Corporation’s subordinated debt rating of “A2.” In December 2003, Standard & Poor’s Ratings Service affirmed the Corporation’s rating of “A+/Stable/A-1”, and counterparty rating of “A+/Stable/A-1.” Rating agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix and level and quality of earnings.

For additional information see “Risk Management – Liquidity Risk” in the Mercantile Bankshares Corporation’s 2003 Annual Report on Form 10-K.

In the normal course of business, Bankshares routinely evaluates alternative sources of funding and liquidity.  With the current strong demand by real estate investors for stable commercial office properties, management initiated the sale/leaseback of its headquarters facility at Two Hopkins Plaza, Baltimore, MD.  This transaction will enhance Bankshares’ liquidity through the cash generated from the sale and a reduced investment in bank premises. See Footnote No. 15 “Subsequent Events / Contingencies” of the financial statements for additional information.

Contractual Obligations and Commitments

Through the normal course of business, Bankshares enters into certain contractual obligations and other commitments. Such obligations generally relate to funding operations through debt arrangements as well as leases of premises and equipment.  As a financial services provider, Bankshares routinely enters into commitments to extend credit, including loan commitments, standby letters of credit and financial guarantees. For a discussion of these commitments see Footnote No. 6 “Commitments” above. For a discussion of contractual commitments see “Off-Balance Sheet Arrangements and Contractual Obligations” in the Mercantile Bankshares Corporation’s 2003 Annual Report on Form 10-K.  Items disclosed in the Annual Report on Form 10-K have not materially changed since the report was filed with the exception of Bankshares entering into a 7 year service contract with SunGard Wealth Management Services to provide a new core accounting system and assume management of IWM’s back-office operations.  The table below summarizes the future minimum annual service fees associated with the SunGard contract:

(Dollars in thousands)	Purchase Obligations
2004	$—
2005	5,000
2006	5,000
2007	5,000
2008	5,000
2009	5,000
Thereafter	10,000
Total	$35,000

Cautionary Statement

This report contains financial information determined by methods other than in accordance with Generally Accepted Accounting Principles (“GAAP”). Bankshares’ management uses these non-GAAP measures in their analysis of the Company’s performance. In, particular, net interest income, net interest margin and the cash operating efficiency ratio are calculated on a fully tax-equivalent basis (“FTE”).  The FTE basis is determined by adjusting net interest income to reflect tax-exempt interest income on a before-tax equivalent basis. These measures typically adjust GAAP performance measures to exclude intangible assets and the amortization of intangible assets related to the consummation of mergers. These operating earnings measures may also exclude other significant gains, losses or expenses that are not considered components of core earnings. Since these items and their impact on Bankshares’ performance are difficult to predict, management believes presentations of financial measures excluding the impact of these items provide useful supplemental information that is essential to a proper understanding of the operating results and financial position of Bankshares’ core businesses. These disclosures should not be viewed as a substitute for results determined in accordance with GAAP, nor are they necessarily comparable to operating earnings performance measures that may be presented by other companies.

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

Supplemental Information by Quarter

Select Financial Data

(in thousands, except per share data)

	3Q 04	2Q 04	1Q 04	4Q 03	3Q 03	3Q 04 vs 2Q 04	3Q 04 vs 3Q 03
OPERATING RESULTS
Net interest income (1)	$138,749	$133,060	$133,674	$133,249	$122,232	4.3%	13.5%
Net interest income - taxable equivalent (1)	140,433	134,735	135,399	135,130	123,989	4.2	13.3
Provision for loan losses	2,442	2,353	2,426	3,033	3,005	3.8	(18.7)
Net income	56,785	56,313	55,697	50,645	47,173	0.8	20.4

PER COMMON SHARE DATA
Basic net income	$.72	$.71	$.70	$.64	$.64	1.4%	12.5%
Diluted net income	.71	.71	.69	.63	.63	—	12.7
Dividends paid	.35	.35	.33	.33	.33	—	6.1
Book value at period end	23.85	23.28	23.61	23.08	22.89	2.4	4.2
Market value at period end	47.96	46.82	42.93	45.58	40.00	2.4	19.9
Market range:
High	49.34	47.93	46.01	45.95	42.49	2.9	16.1
Low	44.18	40.31	41.50	39.76	38.91	9.6	13.5

AVERAGE BALANCE SHEET DATA
Total loans	$9,825,793	$9,623,884	$9,338,433	$9,129,330	$8,331,265	2.1%	17.9%
Total earning assets	12,935,612	12,775,183	12,475,851	12,523,854	11,750,966	1.3	10.1
Total assets	14,099,488	13,939,185	13,618,193	13,666,099	12,622,100	1.2	11.7
Total deposits	10,507,716	10,398,257	10,066,645	10,168,699	9,388,714	1.1	11.9
Shareholders’ equity	1,877,844	1,851,761	1,848,461	1,811,742	1,550,937	1.4	21.1

STATISTICS AND RATIOS (Net income annualized)
Return on average assets	1.60%	1.62%	1.64%	1.47%	1.48%
Return on average equity (2)	12.03	12.23	12.12	11.09	12.07
Return on average tangible equity (2)	17.63	18.14	18.01	16.49	15.70
Average equity to average assets (2)	13.32	13.28	13.57	13.26	12.29
Average tangible equity to average tangible assets (2)	9.67	9.55	9.75	9.51	9.91
Net interest rate spread - taxable equivalent	3.96	3.91	4.03	3.93	3.81
Net interest margin on earning assets - taxable equivalent	4.32	4.24	4.37	4.28	4.19
Efficiency ratio (1),(3)	51.20	50.12	50.40	54.47	53.67
Operating efficiency ratio (1),(3)	48.96	49.03	49.24	50.92	51.14
Dividend payout ratio	48.61	49.30	47.14	51.56	51.56

Bank offices	229	229	229	227	236	—	(7)
Employees	3,418	3,508	3,575	3,565	3,642	(90)	(224)

CREDIT QUALITY DATA AT PERIOD END
Net charge-offs / (recoveries)	$(568)	$557	$1,128	$3,450	$2,717	(202.0)%	(120.9)%
Nonaccrual loans	38,902	39,888	48,007	50,352	51,001	(2.5)	(23.7)
Restructured loans	—	—	—	—	—	—	—
Total nonperforming loans	38,902	39,888	48,007	50,352	51,001	(2.5)	(23.7)
Other real estate owned, net	388	402	134	191	397	(3.5)	(2.3)
Total nonperforming assets	39,290	40,290	48,141	50,543	51,398	(2.5)	(23.6)

CREDIT QUALITY RATIOS
Provision for loan losses (annualized) as a percent of period-end loans	.10%	.10%	.10%	.13%	.13%
Net charge-offs / (recoveries) annualized as a percent of period-end loans	(.02)	.02	.05	.15	.12
Nonperforming loans as a percent of period-end loans	.39	.41	.51	.54	.57
Allowance for loan losses as a percent of period-end loans	1.61	1.62	1.66	1.68	1.73
Allowance for loan losses as a percent of nonperforming loans	414.99	397.19	326.28	308.50	305.39
Other real estate owned as a percent of period-end loans and other real estate owned	—	—	—	—	—
Nonperforming assets as a percent of period-end loans and other real estate owned	.39	.41	.51	.55	.57
Nonperforming assets as a percent of total assets	.27	.29	.34	.37	.37

(1),(2),(3)  See Reconciliation of Non-GAAP measures on page 36 for additional information.

Statements of Consolidated Income

(in thousands, except per share data)

	3Q 04	2Q 04	1Q 04	4Q 03	3Q 03	3Q 04 vs 2Q 04	3Q 04 vs 3Q 03
INTEREST INCOME
Interest and fees on loans	$138,047	$132,116	$129,060	$129,288	$120,137	4.5%	14.9%
Interest and dividends on investment securities:
Taxable interest income	26,048	26,165	27,401	28,660	27,285	(0.4)	(4.5)
Tax-exempt interest income	803	820	877	999	783	(2.1)	2.6
Dividends	236	300	261	114	212	(21.3)	11.3
Other investment income	803	(372)	3,341	2,578	1,508	315.9	(46.8)
	27,890	26,913	31,880	32,351	29,788	3.6	(6.4)
Other interest income	519	589	175	630	1,291	(11.9)	(59.8)
Total interest income	166,456	159,618	161,115	162,269	151,216	4.3	10.1

INTEREST EXPENSE
Interest on deposits	20,142	19,873	20,767	22,298	22,313	1.4	(9.7)
Interest on short-term borrowings	1,990	1,480	1,419	1,287	1,303	34.5	52.7
Interest on long-term debt	5,575	5,205	5,255	5,435	5,368	7.1	3.9
Total interest expense	27,707	26,558	27,441	29,020	28,984	4.3	(4.4)

NET INTEREST INCOME	138,749	133,060	133,674	133,249	122,232	4.3	13.5
Provision for loan losses	2,442	2,353	2,426	3,033	3,005	3.8	(18.7)

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	136,307	130,707	131,248	130,216	119,227	4.3	14.3

NONINTEREST INCOME
Investment and wealth management	22,396	22,936	21,983	21,483	20,577	(2.4)	8.8
Service charges on deposit accounts	10,637	10,351	10,119	10,840	9,701	2.8	9.6
Mortgage banking related fees	3,063	2,293	2,940	2,813	3,403	33.6	(10.0)
Investment securities gains and (losses)	(1)	590	(55)	122	(336)	(100.2)	99.7
Other income	17,259	15,380	14,898	12,140	12,558	12.2	37.4
Total noninterest income	53,354	51,550	49,885	47,398	45,903	3.5	16.2

NONINTEREST EXPENSES
Salaries	48,696	44,689	44,788	45,724	43,870	9.0	11.0
Employee benefits	10,557	10,928	12,513	8,826	10,144	(3.4)	4.1
Net occupancy expense of bank premises	6,128	5,819	6,060	7,305	5,136	5.3	19.3
Furniture and equipment expenses	7,936	7,573	7,364	9,636	8,432	4.8	(5.9)
Communications and supplies	4,111	4,195	4,304	4,682	3,889	(2.0)	5.7
Other expenses	21,789	20,163	18,357	23,255	19,718	8.1	10.5
Total noninterest expenses	99,217	93,367	93,386	99,428	91,189	6.3	8.8

Income before income taxes	90,444	88,890	87,747	78,186	73,941	1.7	22.3
Applicable income taxes	33,659	32,577	32,050	27,541	26,768	3.3	25.7

NET INCOME	$56,785	$56,313	$55,697	$50,645	$47,173	0.8	20.4

Weighted average shares outstanding	78,965	79,119	79,725	79,554	74,253	(0.2)	6.3
Adjusted weighted average shares outstanding	79,611	79,751	80,258	80,196	74,840	(0.2)	6.4

NET INCOME PER COMMON SHARE:
Basic	$.72	$.71	$.70	$.64	$.64	1.4	12.5
Diluted	$.71	$.71	$.69	$.63	$.63	—	12.7

Statements of Consolidated Noninterest Income and Noninterest Expenses

(in thousands)

Noninterest Income	3Q 04	2Q 04	1Q 04	4Q 03	3Q 03	3Q 04 vs 2Q 04	3Q 04 vs 3Q 03
Investment and wealth management	$22,396	$22,936	$21,983	$21,483	$20,577	(2.4)%	8.8%
Service charges on deposit accounts	10,637	10,351	10,119	10,840	9,701	2.8	9.6
Mortgage banking related fees:
Commercial	2,395	1,563	1,920	1,555	1,773	53.2	35.1
Residential	668	730	1,020	1,258	1,630	(8.5)	(59.0)
Total mortgage banking related fees	3,063	2,293	2,940	2,813	3,403	33.6	(10.0)
Investment securities gains and (losses)	(1)	590	(55)	122	(336)	(100.2)	99.7
Other income:
Electronic banking fees	5,959	5,951	4,400	4,083	5,133	0.1	16.1
Charges and fees on loans	2,647	2,835	2,458	2,602	2,430	(6.6)	8.9
Insurance	3,218	3,267	3,828	2,670	1,653	(1.5)	94.7
Bank-owned life insurance	798	785	794	576	559	1.7	42.8
All other income	4,637	2,542	3,418	2,209	2,783	82.4	66.6
Total other income	17,259	15,380	14,898	12,140	12,558	12.2	37.4
Total	$53,354	$51,550	$49,885	$47,398	$45,903	3.5%	16.2%

Noninterest Expenses	3Q 04	2Q 04	1Q 04	4Q 03	3Q 03	3Q 04 vs 2Q 04	3Q 04 vs 3Q 03
Salaries	$48,696	$44,689	$44,788	$45,724	$43,870	9.0%	11.0%
Employee benefits	10,557	10,928	12,513	8,826	10,144	(3.4)	4.1
Net occupancy expense of bank premises	6,128	5,819	6,060	7,305	5,136	5.3	19.3
Furniture and equipment expenses	7,936	7,573	7,364	9,636	8,432	4.8	(5.9)
Communications and supplies	4,111	4,195	4,304	4,682	3,889	(2.0)	5.7
Other expenses:
Professional services	7,157	4,996	3,834	7,080	5,380	43.3	33.0
Advertising and promotional expenses	1,747	2,135	1,703	3,275	2,168	(18.2)	(19.4)
Electronic banking expenses	3,001	2,485	1,929	1,791	2,432	20.8	23.4
Amortization of intangible assets	2,044	2,057	2,032	1,847	1,688	(0.6)	21.1
Outsourcing expenses	1,351	1,227	1,459	1,136	1,049	10.1	28.8
All other expenses	6,489	7,263	7,400	8,126	7,001	(10.7)	(7.3)
Total other expenses	21,789	20,163	18,357	23,255	19,718	8.1	10.5
Total	$99,217	$93,367	$93,386	$99,428	$91,189	6.3%	8.8%

Consolidated Average Balance Sheets

(in thousands)

											Average Balance
	3Q 04		2Q 04		1Q 04		4Q 03		3Q 04		3Q 04	3Q 04
	Average Balance	Yield* / Rate	Average Balance	Yield* / Rate	Average Balance	Yield* / Rate	Average Balance	Yield* / Rate	Average Balance	Yield* / Rate	vs 2Q 04	Vs 3Q 03
Earning assets Loans:**
Commercial	$2,752,242	5.32%	$2,727,051	5.13%	$2,632,605	5.14%	$2,628,283	5.13%	$2,508,721	5.28%	0.9%	9.7%
Commercial real estate	2,961,468	5.92	2,871,615	5.83	2,768,779	5.91	2,664,891	6.00	2,391,892	6.02	3.1	23.8
Construction	1,142,921	5.49	1,113,301	5.21	1,103,901	5.18	1,053,049	5.25	969,251	5.34	2.7	17.9
Residential real estate	1,490,763	5.80	1,437,331	5.91	1,358,975	6.06	1,309,345	6.13	1,205,020	6.28	3.7	23.7
Consumer	1,478,399	5.60	1,474,586	5.81	1,474,173	5.79	1,473,762	5.94	1,256,381	6.18	0.3	17.7
Total loans	9,825,793	5.64	9,623,884	5.57	9,338,433	5.61	9,129,330	5.67	8,331,265	5.78	2.1	17.9

Federal funds sold, et al Securities: ***	50,035	4.13	95,504	2.48	47,791	1.47	215,329	1.15	413,675	1.19	(47.6)	(87.9)
Taxable securities
U.S. Treasury and gov. agencies	1,571,102	3.59	1,543,661	3.74	1,560,700	3.89	1,629,554	4.01	1,629,544	4.19	1.8	(3.6)
Mortgage-backed	1,228,539	3.84	1,254,512	3.78	1,277,802	3.87	1,275,875	3.79	1,150,073	3.48	(2.1)	6.8
Other investments	169,264	2.45	159,282	(.17)	146,592	9.90	142,405	7.51	120,093	5.70	6.3	40.9
Tax-exempt securities
States and political subdivisions	90,721	5.82	98,182	5.55	104,375	5.59	117,374	5.59	84,944	6.05	(7.6)	6.8
Total securities	3,059,626	3.70	3,055,637	3.61	3,089,469	4.23	3,165,208	4.14	2,984,654	4.03	0.1	2.5
Interest-bearing deposits in other banks	158	1.08	158	1.06	158	1.09	13,987.23		21,372.85		—	(99.3)
Total earning assets	12,935,612	5.17	12,775,183	5.08	12,475,851	5.25	12,523,854	5.20	11,750,966	5.16	1.3	10.1

Cash and due from banks	296,203		298,440		285,524		298,581		295,289		(0.7)	0.3
Bank premises & equipment, net	141,536		141,757		141,632		139,022		124,275		(0.2)	13.9
Other assets	886,468		881,921		871,583		861,348		602,614		0.5	47.1
Less: allowance for loan losses	(160,331)		(158,116)		(156,397)		(156,706)		(151,044)		1.4	6.1
Total assets	$14,099,488		$13,939,185		$13,618,193		$13,666,099		$12,622,100		1.2	11.7

Interest-bearing liabilities Deposits:
Savings	$1,457,432.29		$1,434,288.29		$1,364,181.29		$1,341,697.30		$1,218,813.30		1.6	19.6
Checking plus interest	1,291,808.15		1,302,313.15		1,236,552.15		1,217,573.16		1,119,989.16		(0.8)	15.3
Money market	1,556,212.55		1,564,295.54		1,590,460.60		1,606,119.62		1,431,262.61		(0.5)	8.7
Time deposits $100,000 & over	1,299,918	1.90	1,315,119	1.82	1,287,695	1.99	1,316,951	2.08	1,270,016	2.20	(1.2)	2.4
Other time deposits	1,918,216	2.12	1,955,632	2.12	1,979,433	2.15	2,038,739	2.21	1,942,113	2.39	(1.9)	(1.2)
Total interest-bearing deposits	7,523,586	1.07	7,571,647	1.06	7,458,321	1.12	7,521,079	1.18	6,982,193	1.27	(0.6)	7.8
Short-term borrowings	942,789.84		910,854.65		919,388.62		907,914.56		944,979.55		3.5	(0.2)
Long-term debt	641,264	3.46	648,576	3.23	649,058	3.26	649,516	3.32	611,801	3.48	(1.1)	4.8
Total interest-bearing funds	9,107,639	1.21	9,131,077	1.17	9,026,767	1.22	9,078,509	1.27	8,538,973	1.35	(0.3)	6.7

Noninterest-bearing deposits	2,984,130		2,826,610		2,608,324		2,647,620		2,406,521		5.6	24.0
Other liabilities and accrued expenses	129,875		129,737		134,641		128,228		125,669		0.1	3.3
Total liabilities	12,221,644		12,087,424		11,769,732		11,854,357		11,071,163		1.1	10.4
Shareholders’ equity	1,877,844		1,851,761		1,848,461		1,811,742		1,550,937		1.4	21.1
Total liabilities and shareholders’ equity	$14,099,488		$13,939,185		$13,618,193		$13,666,099		$12,622,100		1.2	11.7

Net interest rate spread		3.96%		3.91%		4.03%		3.93%		3.81%
Effect of noninterest-bearing funds		.36		.33		.34		.35		.38
Net interest margin on earning assets		4.32%		4.24%		4.37%		4.28%		4.19%

* Presented on a tax-equivalent basis using the statutory federal corporate income tax rate of 35% (see reconciliation of non-GAAP measures on page 36)

** Nonaccrual loans are included in average loans

*** Balances reported at amortized cost; excludes unrealized gains (losses) on securities available-for-sale

Reconciliation of Non-GAAP Measures (unaudited)

(In thousands, except per share data)		YTD 2004	YTD 2003	3Q 04	2Q 04	1Q 04	4Q 03	3Q 03

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

Net interest income (GAAP basis)		$405,483	$346,081	$138,749	$133,060	$133,674	$133,249	$122,232
Taxable-equivalent adjustment		5,084	4,879	1,684	1,675	1,725	1,881	1,757
Net interest income - taxable equivalent		$410,567	$350,960	$140,433	$134,735	$135,399	$135,130	$123,989

(2)          Management excludes the balance of intangible assets and their related amortization expense from its calculation of return on average tangible assets, return on average tangible equity and average tangible equity to average tangible assets. This adjustment allows management to review the core operating results and core capital position of the Company. This is consistent with the treatment by bank regulatory agencies which exclude goodwill and other intangible assets from their calculation of risk-based capital ratios.

Return on average assets (GAAP basis)		1.62%	1.71%	1.60%	1.62%	1.64%	1.47%	1.48%
Impact of excluding average intangible assets and amortization		0.11	0.06	0.11	0.11	0.12	0.10	0.08
Return on average tangible assets		1.73%	1.77%	1.71%	1.73%	1.76%	1.57%	1.56%

Return on average equity (GAAP basis)		12.13%	14.05%	12.03%	12.23%	12.12%	11.09%	12.07%
Impact of excluding average intangible assets and amortization		5.81	2.52	5.60	5.91	5.89	5.40	3.63
Return on average tangible equity		17.94%	16.57%	17.63%	18.14%	18.01%	16.49%	15.70%

Average equity to average assets (GAAP basis)		13.38%	12.20%	13.32%	13.28%	13.57%	13.26%	12.29%
Impact of excluding average intangible assets and amortization		(3.73)	(1.54)	(3.65)	(3.73)	(3.82)	(3.75)	(2.38)
Average tangible equity to average tangible assets		9.65%	10.66%	9.67%	9.55%	9.75%	9.51%	9.91%

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

(3) The efficiency ratio is measured by dividing noninterest expenses by the sum of net interest income on a FTE basis and noninterest income.

Efficiency ratio (GAAP basis)		50.58%	49.57%	51.20%	50.12%	50.40%	54.47%	53.67%
Impact of excluding:	Securities gains and (losses)	0.05	0.51	—	0.16	(0.01)	0.04	(0.10)
	Gains on building sales	0.14	0.03	0.20	0.08	0.17	—	—
	Amortization of deposit intangibles	(0.72)	(0.40)	(0.71)	(0.73)	(0.74)	(0.60)	(0.69)
	Amortization of other intangibles	(0.36)	(0.25)	(0.35)	(0.37)	(0.36)	(0.40)	(0.30)
	Restructuring expenses	(0.55)	—	(1.38)	(0.23)	—	—	—
	Merger-related expenses	(0.07)	(0.48)	—	—	(0.22)	(2.59)	(1.44)
Cash operating efficiency ratio		49.07%	48.98%	48.96%	49.03%	49.24%	50.92%	51.14%

(4) Bankshares presents cash operating earnings and diluted cash operating earnings per share in order to assess the core operating results of the Company.

Net income (GAAP basis)		$168,795	$146,169	$56,785	$56,313	$55,697	$50,645	$47,173
Less:	Securities (gains) and losses, net of tax	(323)	(4,240)	1	(357)	33	(74)	203
	Gains on building sales	(979)	(138)	(442)	(144)	(394)	—	—
Plus:	Amortization of deposit intangibles, net of tax	2,478	1,151	826	826	826	670	708
	Amortization of other intangibles, net of tax	1,228	721	409	417	402	446	311
	Restructuring expenses, net of tax	1,861	—	1,610	251	—	—	—
	Merger-related expenses, net of tax	248	1,998	—	—	248	2,847	1,481
Cash operating earnings		$173,308	$145,661	$59,189	$57,306	$56,812	$54,534	$49,876

Diluted net income per share (GAAP basis)		$2.11	$2.05	$0.71	$0.71	$0.69	$0.63	$0.63
Less:	Securities (gains) and losses, net of tax	—	(0.06)	—	—	—	—	—
	Gains on building sales	(0.01)	—	(0.01)	—	—	—	—
Plus:	Amortization of deposit intangibles, net of tax	0.03	0.02	0.01	0.01	0.01	0.01	0.01
	Amortization of other intangibles, net of tax	0.02	0.01	0.01	—	0.01	0.01	0.01
	Restructuring expenses, net of tax	0.02	—	0.02	—	—	—	—
	Merger-related expenses, net of tax	—	0.03	—	—	—	0.04	0.02
Diluted cash operating earnings per share		$2.17	$2.05	$0.74	$0.72	$0.71	$0.69	$0.67

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information responsive to this item as of December 31, 2003 appears under the captions “Risk Management”, “Interest Rate Sensitivity Analysis (Static Gap)” and “Earnings Simulation Model Projections” of the registrant’s Form 10-K for the year ended December 31, 2003. There was no material change in such information as of September 30, 2004.

Item 4. Controls and Procedures

As of September 30, 2004, Bankshares’ management, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended. Based on the evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls during the last fiscal quarter.

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

On September 27, 2004, Mercantile Bankshares Corporation and Mercantile-Safe Deposit and Trust Company filed a countersuit against Mr. Pileggi.  The countersuit alleges that Mr. Pileggi, during his employment with the Bank, engaged in activities that constituted fraud, breach of contract, and breach of his fiduciary duty to the Bank, including, but not limited to, the activity described in the Bank’s press release dated March 18, 2004.  The countersuit seeks compensatory and punitive damages amounting to $8,200,000, along with other appropriate relief.

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

31.1 Section 302 Certification of Chief Executive Officer. Filed as an exhibit hereto and incorporated herein by reference

31.2 Section 302 Certification of Chief Financial Officer. Filed as an exhibit hereto and incorporated herein by reference

32.1 Section 906 Certification of Chief Executive Officer. Filed as an exhibit hereto and incorporated herein by reference

32.2 Section 906 Certification of Chief Financial Officer. Filed as an exhibit hereto and incorporated herein by reference

(b)                                 Reports on Form 8-K

Form 8-K filed, dated July 20, 2004, Item 9. Regulation FD Disclosure, announced second quarter earnings.

Form 8-K filed, dated July 26, 2004, Item 9. Regulation FD Disclosure, transcript of second quarter earnings conference call.

Form 8-K filed, dated September 15, 2004, Item 8.01. Other Events and Regulation FD Disclosure, announced quarterly cash dividend

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mercantile Bankshares Corporation
(Registrant)

November 8, 2004	/s/ Edward J. Kelly, III
Date	By: Edward J. Kelly, III
Chairman of the Board, President and Chief Executive Officer

November 8, 2004	/s/ Terry L. Troupe
Date	By: Terry L. Troupe
Chief Financial Officer

November 8, 2004	/s/ William T. Skinner, Jr.
Date	By: William T. Skinner, Jr.
Controller