Form 10-K
period 2004-12-31
MERCANTILE BANKSHARES CORP
filed 2005-03-15
CIK 64908

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 0-5127

Mercantile Bankshares Corporation

(Exact name of registrant as specified in its charter)

Maryland	52-0898572
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

Two Hopkins Plaza, P. O. Box 1477, Baltimore, Maryland 21203
(Address of principal executive offices)

Registrant’s telephone number, including area code:                           (410) 237-5900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

Yes  ☒                      No  ☐

At June 30, 2004, the last business day of registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of common stock held by non-affiliates of registrant (1) (including fiduciary accounts administered by affiliates) was $3,560,710,629 based on the last sale price on the Nasdaq National Market on June 30, 2004.

As of March 1, 2005, 79,237,620 shares of common stock were outstanding.

(1)  Excludes 3,037,926 shares of Common Stock held by directors, executive officers, and shares held in fiduciary accounts by the Registrant and subsidiaries of the Registrant with discretionary power to vote or dispose of such shares as of June 30, 2004.  Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

Documents Incorporated by Reference:  Part III - Definitive Proxy Statement of Registrant to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Registrant’s fiscal year covered by this Annual Report on Form 10-K.

2

2004 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I

Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Signatures

PART I

ITEM 1.  BUSINESS

General

Mercantile Bankshares Corporation was incorporated under the laws of Maryland on May 27, 1969.  It is a financial holding company and a bank holding company registered under the Bank Holding Company Act of 1956.  Mercantile Bankshares Corporation along with its consolidated subsidiaries is referred to in this report as “Bankshares,” “we” or “Registrant.” Bankshares, with $14.4 billion in assets for the year ended December 31, 2004, is a regional multibank holding company with headquarters in Baltimore, Maryland.  It is comprised of 13 banks (the “Banks”) and a mortgage banking company.  Ten banks are headquartered in Maryland, two are in Virginia and one is in Delaware.  At December 31, 2004, Bankshares’ largest bank, Mercantile-Safe Deposit and Trust Company (“MSD&T”), represented approximately 33% of total assets and operated 26 offices in Maryland and one commercial office in Pennsylvania. Nearly all Bankshares’ substantial wealth management operations and specialized corporate banking services are provided by MSD&T.

Washington Expansion and Affiliate Consolidation

To capitalize on the potential in affluent, fast growing metropolitan Washington, D.C., Bankshares consolidated most of its retail and small business, commercial lending and real estate operations in the Washington region into its affiliate bank headquartered in Montgomery County, Maryland, and renamed the bank Mercantile Potomac Bank (“Mercantile Potomac”).

To further capitalize on the opportunities we see in the Washington region, Bankshares announced on January 25, 2005 that it had entered into a merger agreement to acquire Community Bank of Northern Virginia (“CBNV”) for total consideration of approximately $212 million, 60% of which will be paid in the form of Bankshares common stock and 40% of which will be paid in cash. Under the terms of the merger agreement, shareholders of CBNV may elect to receive for each share of CBNV common stock they hold (excluding options), either .4005 shares of Bankshares common stock or cash in the amount of $20.375, subject to adjustment because the ratio of stock to cash consideration is fixed.  The merger is subject to CBNV shareholder approval and certain bank regulatory approvals, among other conditions.  Bankshares filed a report on Form 8-K on January 25, 2005 disclosing the terms of this merger agreement.  Please see this report for more details.

Bankshares also announced on January 25, 2005 that it would merge Mercantile Potomac into MSD&T in order to provide a more substantial capital base for funding the region’s growth opportunities.  Bankshares intends to operate the current branches of Mercantile Potomac as a division of MSD&T under the “Mercantile Potomac Bank” trade name. CBNV will become part of the Mercantile Potomac division upon completion of the acquisition.  At the same time Bankshares announced that it would combine MSD&T and Mercantile Potomac, it also announced that it would merge its Western Maryland affiliate, The Fidelity Bank (“Fidelity”), into its Frederick-based affiliate, Farmers & Mechanics Bank (“Farmers”).  Bankshares intends to operate the current branches of Fidelity as a division of Farmers under the “Fidelity Bank” trade name.  The mergers of Mercantile Potomac into MSD&T and Fidelity into Farmers are both subject to regulatory approvals.

In 2004, Bankshares combined 11 of its banks into four banks in a strategic consolidation that positions its banking network to enhance customer service, to operate more efficiently and to respond more effectively to regulatory and competitive challenges.  The consolidation affected banks located primarily in Delaware, southern Maryland and on the eastern shores of Maryland and Virginia.  Each group of combined banks shared common geographic boundaries and common market dynamics.  As with the Washington market consolidation, the four resulting banks were renamed in a manner that recognized their local identities while highlighting their Mercantile affiliation.

Bankshares places particular emphasis on long-term customer relationships by providing value-added services through its extensive affiliate bank network.  Each of the Banks has its own identity, management team and board of directors.  Perhaps most importantly, each Bank has strong historical ties to the families and businesses in the community it serves.  Through its association with Bankshares, each Bank is able to provide its customers with the sophisticated banking services and financial resources of a major banking organization.

Bankshares directly owns all of the outstanding stock of the Banks and directly or indirectly owns all of the outstanding stock of certain other affiliates. The principal components of our banking and nonbanking network are listed below.

Lead Bank and Affiliates

Mercantile-Safe Deposit and Trust Company

Mercantile Mortgage Corporation (“MMC”)

Mercantile Mortgage, LLC (49.9% owned by MMC)

Columbia National Real Estate Finance LLC (60% owned by MMC)

West River LLC

HarborPoint Capital, GP LLC

HarborPoint Capital LP (75% owned by MMC)

Mercantile Brokerage Services Holdings, LLC

Mercantile Brokerage Services, Inc.

Mercantile Capital Advisors, Inc.

Mercantile/Cleveland, LLC

Boyd Watterson Asset Management, LLC

MBC Agency, Inc.

Mercantile Life Insurance Company

Community Banks

The Annapolis Banking and Trust Company	Annapolis, Maryland

The Citizens National Bank	Laurel, Maryland

Farmers & Mechanics Bank	Frederick, Maryland

Keller Stonebraker Insurance, Inc.	Hagerstown, Maryland

Potomac Basin Group Associates, Inc.	Beltsville, Maryland

The Fidelity Bank	Hagerstown, Maryland

Marshall National Bank and Trust Company	Marshall, Virginia

Mercantile County Bank	Elkton, Maryland

Mercantile Eastern Shore Bank	Chestertown, Maryland

Mercantile Peninsula Bank	Selbyville, Delaware

Mercantile Potomac Bank	Gaithersburg, Maryland

Mercantile Southern Maryland Bank	Leonardtown, Maryland

The National Bank of Fredericksburg	Fredericksburg, Virginia

Westminster Union Bank	Westminster, Maryland

For purposes of segment reporting, two operating components have been identified: Banking and Investment & Wealth Management. For segment reporting information, see Note No. 16 to the financial statements in Item 8 of this Annual Report and information under the heading “Segment Reporting” in the sections captioned “Analysis of Operating Results for 2004 to 2003” and “Review of Earnings and Balance Sheet for 2003 to 2002,” in Item 7 of this Annual Report.

Bankshares periodically reviews and considers possible acquisitions of banks and other entities performing related activities and discusses such possible acquisitions with management of the subject companies, and such acquisitions, which may be material, may be made from time to time.  Acquisitions are normally subject to regulatory approval.

Consumer Banking Services

Personal Banking

The Banks offer numerous services to meet the checking, savings, investment and credit needs of the individuals in their communities.  Personal banking services include Individual Retirement Accounts, certificates of deposit and various checking and savings plans, including an indexed money market account.  Investment services include mutual funds and annuities.  The Banks offer home equity loans and lines of credit, as well as installment loans, to meet a variety of borrowing needs.

During 2004, Bankshares worked to create a consistent customer experience throughout the affiliate bank network by standardizing a number of banking office procedures and by simplifying and standardizing its personal checking and savings accounts.  Customer accounts will be converted to the new product line during 2005.

Through the affiliate bank network, customers have no-fee access to their accounts at 237 Banking Twenty-FourSM ATMs, and they can perform many routine transactions at any of the 226 affiliate banking offices.  For added convenience, substantially all Bankshares affiliates provide customers with toll-free telephone access to a centralized Customer Service Center and a voice-response account information system.  Banking Twenty-Four Online® enables customers to access their personal accounts online to pay bills, verify account balances, track recent account activity and perform selected transactions. Banking Twenty-Four Online offers sole proprietors similar and specifically tailored capabilities to meet small business needs.

Home Mortgages

Residential mortgages are provided through Mercantile Mortgage, LLC, a joint venture between Mercantile Mortgage Corporation (“Mercantile Mortgage”), a subsidiary of MSD&T, and Wells Fargo Ventures, LLC.  A wide variety of competitively priced fixed- and variable-rate products are available, including jumbo loans.  Residential mortgage loans also are available through the Banks.

Risks associated with residential mortgage lending include interest rate risk, which is mitigated through the sale of the majority of all conforming fixed-rate loans, and default risk by the borrower, which is mitigated through underwriting procedures and credit quality standards, among other things.

Commercial Banking Services

Lending

General Commercial Lending

With their local knowledge and focus, our Banks are well-suited to meet the traditional credit needs of businesses in their market areas.  Each Bank works closely with customers to extend credit for general business purposes, such as working capital, plant expansion or equipment purchases, and for financing industrial and commercial real estate.  Where appropriate, the Banks are adept at employing government guarantee programs, such as those available from the Small Business Administration.

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

Real Estate Lending

We provide land acquisition and development, construction and interim financing to commercial real estate investors and developers.  Credits exceeding an affiliate bank’s predetermined threshold are made in collaboration with the Real Estate Lending Group at MSD&T.

Mercantile Mortgage makes loans for land acquisition, development and construction of single-family and multifamily housing.

Permanent financing for multifamily projects and long-term, nonrecourse financing for commercial real estate are provided through Columbia National Real Estate Finance LLC (“CNREF”), a joint venture, the majority of which is owned by Mercantile Mortgage.  CNREF is a Freddie Mac Program Plus Seller Servicer and is a MAP (Multifamily Accelerated Processing) approved lender for HUD.  It has correspondent relationships with approximately 12 life insurance companies and services a loan portfolio in excess of $5.8 billion.

Mercantile Mortgage also provides permanent financing for multifamily projects nationwide through HarborPoint Capital, LP, a joint venture, the majority of which is owned by Mercantile Mortgage.  HarborPoint Capital, LP, headquartered in Dallas, Texas, is one of the nation’s few Fannie Mae DUS (Delegated Underwriting and Servicing) lenders.

Cash Management

Centralized at MSD&T, Cash Management Services helps business customers of all Banks collect, transfer and invest their cash.  Through a variety of electronic payment and account management tools, Cash Management enables customers to monitor and manage cash flows conveniently and efficiently.  In addition to use by commercial customers, Cash Management services are used by nonprofit institutions such as unions, charities and philanthropic organizations.

Capital Markets

In November 2003, Bankshares developed the Capital Markets Group through MSD&T to provide additional financing capabilities for existing client relationships and to address the financing needs of an expanded universe of prospects.  The Capital Markets Group underwrites and remarkets tax-exempt and taxable municipal variable-rate demand bonds for nonprofit organizations such as senior living and health care providers, private schools, health and social welfare organizations and cultural institutions. The Capital Markets Group also provides interest risk management and financial advisory services to all types of commercial banking customers. The Capital Markets Group specialists work directly with borrowers, evaluating and recommending financing and interest rate risk management strategies, including interest rate swaps, caps and collars.

The Capital Markets Group works closely with Bankshares’ commercial lenders in Maryland, Virginia, Delaware, Pennsylvania and Washington, D.C., employing an approach that is consistent with Bankshares’ community banking philosophy.

Investment and Wealth Management Services

Bankshares offers investment and wealth management services through the Investment & Wealth Management division (“IWM”) of MSD&T.  IWM continues to build on a 140-year tradition of providing premier investment and wealth management services to private individuals, family groups and institutions.

Today, Bankshares provides a range of wealth management services.  Over the past several years, IWM has developed sophisticated risk management and asset allocation analyses to complement the investment advice we offer.  An open architecture platform enables Bankshares to offer an array of proprietary investment products and carefully selected outside managers in a range of asset classes, including equity, fixed-income and alternative investment products.  Bankshares’ investment platform provides a range of investment vehicles, from separate account management to highly rated mutual funds.  Investment and wealth management services are available through professional advisors at MSD&T, through the affiliate bank network and through Baltimore-based Mercantile Brokerage Services, Inc. (“MBSI”), which offers full-service, discount and online brokerage capabilities and account services.  Sophisticated asset allocation and risk management capabilities, coupled with a range of proprietary and nonproprietary investment alternatives and investment vehicles, enable Bankshares to provide high quality, advice-driven, risk-managed solutions to meet clients’ investment objectives.  At December 31, 2004, Bankshares had $22 billion of discretionary assets under management and $47.8 billion in assets under administration.

Private Wealth Management

When managing a client’s assets as part of an investment management or trustee relationship, Bankshares focuses on consistent investment performance and an asset allocation that is individually designed to meet each client’s risk/return parameters and investment objectives.  Professional advisors, working in partnership with our clients, provide access to proprietary and third-party separate account management, the family of Mercantile Funds, nonproprietary mutual funds and a variety of alternative investments.  Through MBSI, our clients have access to full-service, discount and online brokerage capabilities.  In addition, IWM provides a wide range of sophisticated fiduciary and client administrative services, including trust administration, protection and continuity of trust structures, estate settlement, estate advice and planning, tax advice and planning and charitable giving programs. IWM also acts in a custodial capacity for its clients, providing safekeeping of assets, transaction execution, income collection, preparation of tax returns and record keeping.

Family Office

Designed to service the unique needs of families with substantial wealth, the Family Office team works with 100 families whose total assets approach $3.5 billion.  The Family Office is comprised of leading professionals including Certified Financial Analysts, Certified Financial Planners and lawyers.  The group integrates the full range of services required to seamlessly manage its clients’ complex, multigenerational financial circumstances.  The Family Office offers family governance, family education and philanthropic advisory programs in addition to the normal services associated with Family Offices, such as investment management, trust structuring and administration, tax planning, estate planning, closely held business planning, credit, and charitable giving and administration.  The team of specialists within Family Office also provides expert guidance in sophisticated investment strategies, incorporating nontraditional asset classes such as private equity, real estate and hedge fund investing.

Private Banking

The Private Banking Group provides one point of contact for its clients’ deposit, investment and credit needs, ensuring that these services are delivered within an overall asset management plan.  Private bankers can coordinate cash flows, arrange investment of short- and long-term funds and structure credit arrangements to meet short- to long-term needs.

Institutional Asset Management

Bankshares, through IWM, the Banks and Boyd Watterson Asset Management, LLC, works to provide businesses and charitable organizations with sophisticated investment management and administrative services for their employee retirement plans, profit sharing plans and endowments.  Clients include state and local government entities, unions, charitable organizations and military institutions.  For example, IWM is trustee for a group trust that focuses on commercial real estate investments for Taft-Hartley pension plans. IWM also can help nonprofit organizations, such as charitable and philanthropic groups, with annual giving and capital campaigns, pooled income funds, gift annuities and charitable remainder trusts.  Bankshares offers corporations 401(k) programs tailored to their specific needs.

Insurance Activities

Keller Stonebraker Insurance, Inc., an independent, wholly owned subsidiary of Farmers & Mechanics Bank, arranges a full line of consumer and commercial business insurance products through offices in Hagerstown and Cumberland, Maryland, and Keyser, West Virginia.  Consumer insurance products include annuities, homeowners, automobile, life and personal umbrellas.  Commercial products include property and casualty packages, workers’ compensation, bonds, professional liability, umbrella, and 401(k) and other benefit plans.

Potomac Basin Group Associates, Inc., operates as an independent, wholly owned subsidiary of Farmers & Mechanics Bank and is an independent insurance agency specializing in corporate employee benefit plans through its offices in Beltsville and Ellicott City, Maryland.

MBC Agency, Inc., provides as agent, under group policies, credit life insurance in connection with extensions of credit by the Banks.  Mercantile Life Insurance Company reinsures the insurance provided by MBC Agency, Inc.

Private Equity

Bankshares, in partnership with MSD&T, began a focused private equity investment initiative in 2000 with two objectives: providing an alternative method of funding to develop additional long-term client relationships with emerging companies in Bankshares’ market area and providing an alternative use of capital to generate long-term returns.  The primary investments are private equity limited partnerships located, or seeking investment opportunities, within Bankshares’ geographic trade area and, to a lesser extent, direct investments in privately held companies within the region. The private equity funds include small- and middle-market buyout funds, mezzanine funds and late-stage venture funds where the target investments of the funds are or have the potential to become Bankshares customers.  For more information on private equity investments, see Note Nos. 1, 6 and 10 of the financial statements.

Other Nonbanking Affiliates

On November 12, 2004, Mercantile consolidated its brokerage activities by merging Mercantile Securities, Inc., into Peremel & Company, Inc.  The resulting entity is named Mercantile Brokerage Services, Inc., a general securities broker-dealer that offers full-service, discount and online brokerage services.

Mercantile Capital Advisors, Inc. is a registered investment adviser that provides investment advisory and administrative services to registered investment companies, including Mercantile Funds, Inc., a family of equity, taxable and tax-exempt bond, and money market funds.

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
Note 7 - Deposits
(VI)	Return on Equity
	and Assets	Return on Equity and Assets (Item 6)
(VII)	Short-Term Borrowings	Notes to Financial Statements,
Note 8

Employees

At December 31, 2004, Bankshares and its affiliates had approximately 3,479 employees.

Competition

The banking business is highly competitive. Within their service areas, the Banks compete with commercial banks (including local banks and branches or affiliates of other larger banks), savings and loan associations and credit unions for loans and deposits, and with insurance companies and other financial institutions for various types of loans. There is also competition for commercial and retail banking business from banks and financial institutions located outside our service areas. Interstate banking is an established part of the competitive environment. Bankshares is a financial holding company and is the largest independent bank holding company headquartered in Maryland.  Measured in terms of assets under management and administration, MSD&T believes it is one of the larger trust institutions in the mid-atlantic region of the United States. MSD&T and its subsidiaries (i.e., Boyd Watterson & Mercantile Capital Advisors, Inc.) compete for various classes of fiduciary and investment advisory business with other banks and trust companies, insurance companies, investment counseling firms, mutual funds and others. Mercantile Mortgage is one of many competitors in its area of activity. MBC Agency, Inc. is limited to providing life, health and accident insurance in connection with credit extended by the Banks. Mercantile Agency, Inc. commenced business in 1996 and is a small competitor in its area.

The Banks ranged in asset size from approximately $150 million to $ 4.7 billion, at December 31, 2004. They face competition in their own local service areas as well as from the larger competitors mentioned above.

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

Capital Adequacy.  The Federal Reserve Board, the Office of the Comptroller of the Currency (the “OCC”), the federal regulator of national banks, and the Federal Deposit Insurance Corporation (the “FDIC”), federal regulator of state-chartered banks that are not members of the Federal Reserve System and insurer of the deposits of all U.S. commercial banks, have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations.  In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements.

The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a “well capitalized” institution must have a Tier 1 risk-based capital ratio of at least six percent, a total risk-based capital ratio of at least ten percent and a leverage ratio of at least five percent and not be subject to a capital directive order.  As of December 31, 2004, the most recent notification from the primary regulators for each of Bankshares’ subsidiary banks categorized them as well-capitalized under the prompt corrective action regulations.  Additional information regarding capital requirements for bank holding companies and tables reflecting Bankshares’ regulatory capital position at December 31, 2004 can be found in Note No. 11 to the financial statements in Item 8 of this Annual Report.

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

The GLB Act repealed the provisions of Glass-Steagall and restrictions in the BHC Act that limited affiliations among, and overlapping business activities between the banking business and, respectively, the securities and insurance industries.  With the adoption of the GLB Act, a bank holding company that makes an effective election to become a “financial holding company” may, within a holding company system, (a) engage in banking, or managing or controlling banks; (b) perform certain servicing activities for subsidiaries; and (c) engage in any activity, or acquire and retain the shares of any company engaged in any activity that is either (i) financial in nature or incidental to such financial activity, as determined by the Federal Reserve Board in consultation with the Secretary of the Treasury or (ii) complementary to a financial activity and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally, as determined by the Federal Reserve Board.  Activities that are “financial in nature” include activities specified in the GLB Act and those activities that the Federal Reserve Board had determined, by order or regulation in effect prior to enactment of the GLB Act, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.  Thus, a financial holding company may engage in a full range of banking, securities and insurance activities, including securities and insurance underwriting, as well as, with certain restrictions, merchant banking activities.  The election to become a financial holding company is only available to bank holding companies whose bank and thrift subsidiaries are well capitalized, well managed, and have satisfactory Community Reinvestment Act ratings.

With exceptions for insurance underwriting, merchant banking and real estate investment and development, the GLB Act also permits comparable expansion of national bank activities by banks meeting similar criteria, together with certain additional firewalls and other requirements, through “financial subsidiaries” of national banks.  Similarly, as a matter of Federal law, but still subject to State law, the GLB Act expands the potential financial activities of subsidiaries of State banks.  Bankshares filed an election and, on December 20, 2002, became a financial holding company.

The GLB Act also imposed a general scheme of functional regulation with respect to the activities of bank holding companies and their bank and nonbank subsidiaries to ensure that banking activities are regulated by bank regulators, securities activities are regulated by securities regulators, and insurance activities are regulated by insurance regulators, although the Federal Reserve Board retains its role as the umbrella supervisor for bank holding companies.  Consequently, various securities activities of bank subsidiaries of Bankshares are now subject to regulation by the Securities and Exchange Commission and the National Association of Securities Dealers, Inc.  The functional regulation of the securities brokerage activities of banks is not yet fully implemented.

As a result of the functional regulation imposed by the GLB Act, the Banks have moved certain securities activities that have become subject to Securities and Exchange Commission regulation into separate securities subsidiaries or affiliates.  For example, MSD&T has two subsidiaries that engage in securities activities:  Mercantile Capital Advisors, Inc., a registered investment adviser that advises the Mercantile family of mutual funds and certain other institutional accounts; and Mercantile Brokerage Services, Inc. (formerly Mercantile Securities, Inc. or Hopkins Plaza Securities, Inc.), a registered broker-dealer that facilitates the purchase of shares of mutual funds by bank customers and may engage in certain other activities in the future.

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

The Fair Credit Reporting Act and the Fair and Accurate Transactions Act of 2003.  The Fair Credit Reporting Act (“FCRA”), among other provisions, restricts any bank from sharing with its affiliates certain information relating to its individual customers’ creditworthiness and certain other matters unless the information consists solely of “transactions or experiences” (“Transaction or Experience Information”) between the customer and the bank or the bank notifies the customer that Transaction or Experience Information may be shared and gives the customer the opportunity to opt out.  FCRA preempts state laws that purport to restrict further such information sharing among affiliated institutions.  The Fair and Accurate Transactions Act of 2003 (the “FACT Act”), which was signed into law on December 4, 2003, makes permanent the preemption of state law restrictions on affiliate information sharing that is permitted by FCRA and amends FCRA in various respects, including to enhance the ability of consumers to combat identity theft, increase the accuracy of consumer credit reports, and allow consumers to exercise greater control over the type and amount of marketing solicitations that they receive.  The new marketing restrictions, with some exceptions, would prevent banks from using Transaction or Experience Information received from an affiliate for marketing to a consumer unless the consumer was given notice and an opportunity to opt out.  The FACT Act also restricts the sharing of certain types of consumer medical information among affiliates.  These new restrictions on sharing or using information shared among affiliates must be implemented by regulations which were issued for public comment but have not yet been finalized.  More generally, the Federal Reserve Board and the Federal Trade Commission have issued joint final rules establishing December 1, 2004 as the effective date for many of the provisions of the FACT Act that will require significant changes to affected companies’ business practices.

In December 2004, implementing section 216 of the FACT Act, the federal bank regulatory agencies announced interagency final rules to require financial institutions to adopt measures for properly disposing of “consumer information” derived from credit reports.  Federal banking law requires financial institutions to protect customer information by implementing information security programs.  The rules adopted by the banking agencies require institutions to make certain adjustments to their information security programs to include measures for the proper disposal of consumer information.  The rules define “consumer information” to mean “any record about an individual, whether in paper, electronic, or other form, that is a consumer report or is derived from a consumer report and that is maintained or otherwise possessed by or on behalf of the [institution] for a business purpose,” and include a compilation of such records, but exclude any record that does not identify an individual.  The rules take effect on July 1, 2005.

The USA PATRIOT ACT.  Congress adopted the USA PATRIOT ACT (the “Patriot Act”) on October 26, 2001 in response to the terrorist attacks that occurred on September 11, 2001.  Under the Patriot Act, banks are required to maintain and prepare additional records and reports that are designed to assist the government’s efforts to combat terrorism.  The Patriot Act includes sweeping anti-money laundering and financial transparency laws and required additional regulations, including, among other things, standards for verifying client identification when opening an account and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.  Specifically, the customer identification program (“CIP”) regulation issued under the Patriot Act requires each bank to implement a written CIP appropriate for its size and type of business that includes certain minimum requirements. The CIP must be incorporated into the bank’s anti-money laundering compliance program, which is subject to approval by the bank’s board of directors.  The regulation applies to all federally regulated banks and savings associations, credit unions, and non-federally regulated private banks, trust companies, and credit unions. All banks were required to comply with the CIP regulation for all accounts established on or after October 1, 2003.

Interstate Banking Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking and Branching Act”), a bank holding company may acquire banks located in states other than its home state without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, after the proposed acquisition, controls no more than 10 percent of the total amount of deposits of insured depository institutions in the United States and no more than 30 percent or such lesser or greater amount set by state law of such deposits in that state.

Subject to certain restrictions, the Interstate Banking and Branching Act also authorizes banks to merge across state lines to create interstate banks. The Interstate Banking and Branching Act also permits a bank to open new branches in a state in which it does not already have banking operations if such state enacts a law permitting de novo branching.

Other Regulatory Matters In addition to the specific laws and regulations discussed above, there are numerous federal and state laws and regulations which regulate the activities of Bankshares and the Banks, including requirements and limitations relating to reserves, permissible investments and lines of business, transactions with officers, directors and affiliates, loan limits, consumer protection laws, privacy of financial information, predatory lending, fair lending, mergers and acquisitions, issuances of securities, dividend payments, inter-affiliate liabilities, extensions of credit and branch banking.  The BHC Act and the Federal Reserve Board’s regulations limit the ability of bank subsidiaries of bank holding companies to engage in certain tie-in arrangements with bank holding companies and their nonbank subsidiaries in connection with any extension of credit or provision of any property or services, subject to various exceptions.

The laws and regulations to which Bankshares is subject are constantly under review by Congress, regulatory agencies and state legislatures.  The likelihood and timing of any bank proposals or legislation and the impact they might have on Bankshares and its subsidiaries cannot be determined at this time.

Bankshares is a separate and distinct legal entity from its subsidiaries.  It receives substantially all of its revenue from dividends from its subsidiaries and interest payments from the Banks on subordinated debt. These dividends are the principal source of funds to pay dividends on Bankshares’ common stock and interest on its debt. The payment of dividends by a bank is subject to federal law restrictions as well as to the laws of its state of incorporation in the case of a state-chartered bank. Also, a parent company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.  It is Federal Reserve Board policy that a bank holding company should serve as a source of financial and managerial strength for, and commit resources to support each, of its subsidiary banks even in circumstances in which it might not do so (or may not legally be required or financially able to do so) absent such a policy.

Changes in control of Bankshares and the Banks are regulated under the BHC Act, the Change in Bank Control Act of 1978 and various state laws.

The Banks

In 2004, several of the Banks were merged, as follows:

•                  The Forest Hill State Bank was merged into County Banking and Trust Company, which survived after the merger under the name “Mercantile County Bank”

•                  The First National Bank of St. Mary’s at Leonardtown and Bank of Southern Maryland were both merged into Calvert Bank and Trust Company, which survived the merger under the name “Mercantile Southern Maryland Bank”

•                  St. Michaels Bank and The Peoples Bank of Maryland were both merged into The Chestertown Bank of Maryland, which survived the merger under the name “Mercantile Eastern Shore Bank”

•                  Peninsula Bank and Farmers & Merchants Bank-Eastern Shore were both merged into Baltimore Trust Company, which survived the merger under the name “Mercantile Peninsula Bank”

These mergers were intended to enhance the delivery of services in the geographic areas served by the Banks involved.  In each case, merging several smaller Banks produced surviving institutions that, because of their larger size, are now able to allocate internal management responsibilities more effectively.  In some cases, the surviving Banks also have higher legal lending limits, which allows them to be more responsive to customers’ borrowing needs.

All the Banks, with the exception of The Citizens National Bank, The National Bank of Fredericksburg, Marshall National Bank and Trust Company and Mercantile Peninsula Bank are Maryland banks, subject to the banking laws of Maryland and to regulations issued by the Commissioner of Financial Regulation of Maryland, who is required by statute to make at least one examination in each calendar year (or at 18-month intervals if the Commissioner determines that an examination is unnecessary in a particular calendar year).  Their deposits are insured by, and they are subject to certain provisions of federal law and regulations and examination by, the FDIC.

In addition, The Annapolis Banking and Trust Company and Farmers & Mechanics Bank are members of the Federal Reserve System, and are thereby subject to regulation by the Federal Reserve Board.

The Citizens National Bank, The National Bank of Fredericksburg and Marshall National Bank and Trust Company are national banks subject to regulation and regular examination by the OCC in addition to regulation and examination by the FDIC, which insures their deposits.

Mercantile Peninsula Bank is a Delaware bank, subject to the banking laws of Delaware and to regulation by the Delaware State Bank Commissioner, who is required by statute to make periodic examinations.  Its deposits are insured by, and it is subject to certain provisions of federal law and regulation and examination by the FDIC.

Bankshares and its affiliates are subject to the provisions of Section 23A and Section 23B of the Federal Reserve Act and the Federal Reserve Board’s Regulation W, which implements Sections 23A and 23B.  Section 23A, among other provisions, limits the amount of loans or extensions of credit by the Banks to, and their investments in, Bankshares and the nonbank affiliates of the Banks, while Section 23B generally requires that transactions between the Banks and Bankshares and its nonbank affiliates be on terms and under circumstances that are substantially the same as with non-affiliates.  Under the cross-guarantee provisions of the Federal Deposit Insurance Act, in the event of a loss suffered or anticipated by the FDIC — either as a result of default of a bank subsidiary or related to FDIC assistance provided to a bank subsidiary in danger of default -  the Banks may be assessed for the FDIC’s loss, subject to certain exceptions.

Other Affiliates

As affiliates of Bankshares, the nonbank affiliates are subject to examination by the Federal Reserve Board and, as affiliates of the Banks, they are subject to examination by the FDIC, the

Commissioner of Financial Regulation of Maryland and the OCC, as the case may be.  In addition, MBC Agency, Inc., Mercantile Life Insurance Company and Mercantile Agency, Inc. are subject to licensing and regulation by state insurance authorities.  Mercantile Capital Advisors, Inc., Boyd Watterson and Mercantile Brokerage Services, Inc. are subject to regulation by the Securities and Exchange Commission and state securities law authorities, and Mercantile Brokerage Services, Inc. are also subject to regulation by the National Association of Securities Dealers, Inc.  Retail sales of insurance and securities products by Mercantile Agency, Inc. and Mercantile Brokerage Services, Inc. are also subject to the requirements of the Interagency Statement on Retail Sales of Nondeposit Investment Products promulgated in 1994 by the FDIC, the Federal Reserve Board, the Comptroller of the Currency and the Office of Thrift Supervision.

Effects of Monetary Policy

All commercial banking operations are affected by the Federal Reserve System’s conduct of monetary policy and its policies change from time to time based on changing circumstances.  The Federal Reserve Board effectively controls national supply of bank credit in order to achieve economic results deemed appropriate by its Federal Reserve Board, including efforts to combat unemployment, recession or inflationary pressures.  Among the instruments of monetary policy used to implement these objectives are open market operations in the purchase and sale of U.S. Government securities, changes in the discount rate charged on bank borrowings and changes in reserve requirements against bank deposits.  These means are used in varying combinations to influence the general level of interest rates and the general availability of credit.  More specifically, actions by the Federal Reserve Board influence the levels of interest rates paid on deposits and other bank funding sources and charged on bank loans as well as the level of availability of bank funds with which loans and investments can be made.

Cautionary Statement

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of and pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  A forward-looking statement encompasses any estimate, prediction, opinion or statement of belief contained in this report, and the underlying management assumptions.  These “forward-looking statements” include such words as “believes,” “expects,” “anticipates,” “intends” and similar expressions.  Examples of forward-looking statements in this Annual Report on Form 10-K are statements concerning competitive conditions, effects of monetary policy, the potential impact of legislation, identification of trends, loan growth, customer borrowing trends, anticipated level of interest rates,  business strategies and services,  continuation or development of specified lending and other activities, credit quality, predictions or assessments related to determination and adequacy of loan loss allowances, monitored loans, internal controls, tax accounting, importance and effects of capital levels, effects of asset sensitivity and interest rates, earnings simulation model projections, efforts to mitigate market and liquidity risks, dividend payments and impact of FASB pronouncements. These statements are based on current expectations and assessments of potential developments affecting market conditions, interest rates and other economic conditions, and results may ultimately vary from the statements made in this report.  The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: (1) the interest rate environment may further compress margins and adversely affect net interest income; (2) results may be adversely affected by continued diversification of assets and adverse changes to credit quality; (3) economic slowdown could adversely affect credit quality and loan originations; (4) loan growth may not improve to a degree that would help offset continuing pressure on net interest margin; (5) adverse governmental or regulatory policies may be enacted; (6) the expected growth opportunities or cost savings from our merger with Community Bank of Northern Virginia may not be fully realized or may take longer to realize than expected;  (7) Community Bank of Northern Virginia’s actual earnings may not be as strong as projected; (8) declines in equity and bond markets may adversely affect IWM revenues; and  (9) the inability to manage adequately the spread between yields on earning assets and cost of funds could adversely affect results.

Website Access To Information

Bankshares’ annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports may be accessed through Bankshares’ website as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission.  Bankshares’ website is www.mercantile.com.

ITEM 2.                             PROPERTIES

The main offices of Bankshares and MSD&T are located in a 21-story building at Two Hopkins Plaza in Baltimore, Maryland, which is owned by MBC Realty, LLC, a wholly-owned subsidiary of Harbor Group International, L.L.C.  Pursuant to a lease agreement by and between MBC Realty, LLC (which was previously owned by Bankshares) and MSD&T, effective as of December 13, 2004, MSD&T agreed to lease up to approximately 179,000 square feet of prime office space and approximately 27,000 square feet of back office and storage space at Two Hopkins Plaza, for a term of ten years.  At December 31, 2004, MSD&T and Bankshares occupied approximately 206,000 square feet. The lease agreement contains two five-year renewal options. The lease agreement requires aggregate annual rent of approximately $3,900,000 in 2005. At December 31, 2004, Bankshares also occupied approximately 132,000 square feet of leased space in a building located in Linthicum, Maryland, in which its operations and certain other departments are located, and a 7,000 square foot call center facility in Federalsburg, Maryland. The Linthicum and Federalsburg properties are owned by Bankshares. Of the 226 banking offices, 111 are owned in fee, 32 are owned subject to ground leases and 83 are leased, with aggregate annual rentals of approximately $ 8,797,000 as of December 31, 2004.

ITEM 3.                             LEGAL PROCEEDINGS

On July 12, 2004 former employee John Pileggi filed suit against Bankshares, MSD&T and Edward J. Kelly. The complaint alleges that the public statements made by the defendants regarding the circumstances of Mr. Pileggi’s termination gives rise to claims of libel, invasion of privacy and false light. Mr. Pileggi also alleges breach of contract. The complaint seeks actual and punitive damages amounting to $240 million. MSD&T terminated Mr. Pileggi’s employment on March 18, 2004 for the reasons set out in a press release of that same date. Bankshares believes the suit is without merit.

On September 27, 2004, Bankshares and MSD&T filed a countersuit against Mr. Pileggi.  The countersuit alleges that Mr. Pileggi, during his employment with MSD&T, engaged in activities that constituted fraud, breach of contract, and breach of his fiduciary duty to MSD&T, including, but not limited to, the activity described in MSD&T’s press release dated March 18, 2004.  The countersuit seeks compensatory and punitive damages amounting to $8,200,000, along with other appropriate relief.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this Report to a vote of security holders which is required to be disclosed pursuant to the instructions contained in the form for this Report.

SPECIAL ITEM:  EXECUTIVE OFFICERS OF THE REGISTRANT

The members of Bankshares’ holding company management committee are:

Name	Position	Age

Edward J. Kelly, III	Chairman, President and Chief Executive Officer	51
Alexander T. Mason	Vice Chairman and Chief Operating Officer,	53
	Bankshares
J. Marshall Reid	President and Chief Operating Officer, MSD&T	59
Kenneth A. Bourne, Jr.	Executive Vice President, Banking Division, MSD&T	62
Peter W. Floeckher, Jr.	Executive Vice President, Affiliate Management, Bankshares	55
Jay M. Wilson	Vice Chairman, Bankshares; Chief Executive Officer,
	Investment and Wealth Management	58

Kevin A. McCreadie	Chief Investment Officer, Investment and	44
	Wealth Management
Terry L. Troupe	Executive Vice President and Chief Financial Officer,
	Bankshares	57
John L. Unger	Executive Vice President and General Counsel, Bankshares	51
Michael M. Paese	Executive Vice President, Chief Administrative Officer,
	Chief Risk Officer and Deputy General Counsel,
	Bankshares	37
Deborah A. Kakaris	Executive Vice President, Operations and
	Technology Services, Bankshares	41
Frank K. Turner, Jr.	Executive Vice President, Corporate and Correspondent
	Banking Services, Bankshares	49
Priscilla S. Hoblitzell	Senior Vice President, Investment Banking/
	Strategic Planning, Bankshares	44
Kaye A. Simmons	Senior Vice President and Treasurer, Bankshares	49
Ellen D. Harvey	Senior Vice President, Fixed Income Portfolio
	Manager, Bankshares	51

No family relationships, as defined by the rules and regulations of the Securities and Exchange Commission, exist among any of the Executive Officers.  All officers are elected annually by the Board of Directors and hold office at the pleasure of the Board.

Effective March 1, 2001, Mr. Kelly became President and Chief Executive of Bankshares and Chairman of the Board and Chief Executive Officer of MSD&T.  In addition, effective March 1, 2003 Mr. Kelly became Chairman of Bankshares. Mr. Kelly served as Managing Director, Head of Global Financial Institutions, and as Co-Head of Investment Banking Client Management of J. P. Morgan, Chase & Co. during January, 2001.  Prior thereto, he was a Managing Director of J. P. Morgan & Co. Incorporated and held the following additional positions with that Company: Head, Global Financial Institutions from February, 2000 through December, 2000; Co-Head, Global Financial Institutions and Head, Latin America Investment Banking from December, 1997 through February, 2000; Member, Global Investment Banking Committee from December, 1997 through December, 2000; and Co-Head, Financial Institutions (Americas) from February, 1996 through December, 1997.

Mr. Mason joined Bankshares in November, 2003, and is Vice Chairman of Bankshares.  Effective January 2, 2005, he was named Bankshares’ Chief Operating Officer. Prior to joining Bankshares, he was Vice Chairman of Deutsche Bank in the Americas and Managing Director of Deutsche Bank Securities.  He also served as chief operating officer of the firm’s Global Corporate Finance Department and headed up the firms Global Industry Group practice.  He was elected a director of MSD&T in January, 2005, and a director of Bankshares in January, 2005.

Mr. Reid was elected President and Chief Operating Officer of MSD&T in September, 1997. He joined MSD&T as a Senior Vice President in 1993 and served as an Executive Vice President from 1994 until September, 1997.

Mr. Bourne has been an Executive Vice President of MSD&T since 1989.  He joined the bank as a trainee in 1970.

Mr. Floeckher was appointed Executive Vice President and Head of the Affiliates for Bankshares in November, 2003.  He served as President and Chief Executive Officer of Citizens National Bank from 1995 until November, 2003.  Mr. Floeckher is responsible for oversight of the Banks, which includes risk management, compliance and enhanced performance through coordinated sharing of best practices.

Mr. Wilson has been a Vice Chairman of Bankshares, and Chief Executive Officer of the Investment and Wealth Management Division of MSD&T since January 2005.  From September 1998 until December 2004, he was General Partner of Spring Capital Partners, L.P., a private equity fund providing expansion and acquisition capital to emerging growth companies.  He was elected a director of MSD&T in January 2005, and a director of Bankshares in January 2005.

Mr. McCreadie joined the Investment and Wealth Management Division of MSD&T in 2002, and is the Chief Investment Officer of that Division. Previously, he was a Partner at Brown Investment Advisory & Trust Company, from 1999-2002, where he was a Senior Portfolio Manager and Co-head of Portfolio Management, and a member of the firm’s Investment and Operating Committees.  Prior to that, Mr. McCreadie was a Vice President and Portfolio Manager for J.P. Morgan Investment Management, where he was employed from 1981-1999.

Mr. Troupe has been Chief Financial Officer of Bankshares and MSD&T since September, 1996.

Mr. Unger became General Counsel on March 23, 2002 and was elected Secretary of Bankshares and MSD&T on July 1, 2002.  Prior to joining Bankshares, Mr. Unger was General Counsel to IMI Resort Holdings, Inc., a privately held real estate company in Greenville, South Carolina.

Mr. Paese was named Chief Administrative Officer of Bankshares in November, 2003, is Deputy General Counsel, and became Chief Risk Officer on January 2, 2005.  He joined MSD&T as a Senior Vice President in January, 2003.  Before joining Mercantile, Mr. Paese was Senior Counsel to the Financial Services Committee of the U.S. House of Representatives (minority).  Mr. Paese advised the Committee on legal and policy issues relating to U.S. capital markets and corporate governance.  Prior thereto, Mr. Paese was Vice President in equity capital markets, at J .P. Morgan & Co. Incorporated.  Prior thereto, Mr. Paese was an associate at Davis, Polk & Wardwell.

Mrs. Kakaris has been an Executive Vice President of Bankshares and MSD&T since 2002.  She is responsible for Operations and Technology Services.  Mrs. Kakaris joined the bank in 1988 and served as a Senior Vice President from 1997 until March, 2002.

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

Ms. Simmons joined Bankshares in 2003, after the merger with F&M Bancorp.  She had been Treasurer of F&M Bancorp since 2000 and Executive Vice President and Chief Financial Officer of Farmers & Mechanics Bank since 2000. Prior to that time, Ms. Simmons served as Senior Vice President of Finance and Treasurer of Citizens Bancorp from 1989 to 1997.

Ms. Harvey joined Bankshares in 2003 as a Senior Vice President and Fixed Income Portfolio Manager.  From April, 2000 until December, 2002, she was a partner and manager of Fixed Income with Brown Advisory in Baltimore.  Previously, she was a principal of Morgan Stanley from January, 1996 until December, 1999, where she served as Fixed Income Portfolio Manager.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES

For information regarding market prices, dividends on Bankshares common stock, and the number of Bankshares stockholders, see the information set forth under the captions “Dividends” and “Recent Common Stock Prices” in Item 7 of this Annual Report.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
October 1, 2004 – October 31, 2004	0		—	0	476,327

November 1, 2004 – November 30, 2004	6,886	(1)	$50.93	0	476,327

December 1, 2004 – December 31, 2004	0		—	0	476,327

(1)  Represents outstanding shares surrendered in connection with exercise of options.

ITEM 6.                             SELECTED FINANCIAL DATA

Five-Year Selected Financial Data

Years Ended December 31,
(Dollars in thousands, except per share data)	2004	2003	2002	2001	2000
NET INTEREST INCOME	$545,781	$472,349	$441,035	$417,327	$408,434
NET INCOME	$229,407	$196,814	$190,238	$181,295	$175,230
NET INCOME PER SHARE OF COMMON STOCK
Basic	$2.90	$2.70	$2.74	$2.57	$2.53
Diluted	$2.87	$2.68	$2.72	$2.55	$2.51
TOTAL ASSETS	$14,425,690	$13,695,472	$10,790,376	$9,928,786	$8,938,030
LONG-TERM DEBT	$690,955	$647,722	$287,214	$269,437	$92,547
PROVISION FOR LOAN LOSSES	$7,221	$12,105	$16,378	$13,434	$17,231
PER SHARE CASH DIVIDENDS
Common	$1.38	$1.29	$1.18	$1.10	$1.02
CASH DIVIDENDS DECLARED AND PAID
On common stock	$109,295	$95,842	$81,909	$77,597	$70,641
YEAR-END LOAN DATA
Commercial	$2,820,752	$2,577,021	$2,300,956	$2,228,750	$2,215,039
Commercial real estate	3,115,274	2,738,832	2,016,307	1,819,268	1,409,987
Construction	1,268,350	1,064,021	810,985	652,486	824,752
Residential real estate	1,486,106	1,335,375	1,066,694	1,060,519	1,086,674
Consumer	989,121	1,067,360	775,673	801,474	832,206
Home equity lines	495,462	415,500	239,232	189,867	168,944
Lease financing	53,368	74,051	102,180	153,882	155,692
Total loans	10,228,433	9,272,160	7,312,027	6,906,246	6,693,294
Less:
Allowance for loan losses	(149,002)	(155,337)	(138,601)	(141,463)	(138,612)
Loans, net	$10,079,431	$9,116,823	$7,173,426	$6,764,783	$6,554,682

Five-Year Summary of Consolidated Income

Years Ended December 31,
(Dollars in thousands)	2004	2003	2002	2001	2000
INTEREST INCOME
Interest and fees on loans	$546,531	$472,943	$468,678	$543,242	$548,360
Interest and dividends on securities	111,003	113,254	112,091	99,624	95,736
Other interest income	1,503	3,397	4,848	5,986	1,448
Total interest income	659,037	589,594	585,617	648,852	645,544
INTEREST EXPENSE
Interest on deposits	83,403	93,190	122,569	199,703	182,448
Interest on short-term borrowings	7,844	5,604	11,259	25,120	48,711
Interest on long-term debt	22,009	18,451	10,754	6,702	5,951
Total interest expense	113,256	117,245	144,582	231,525	237,110
NET INTEREST INCOME	545,781	472,349	441,035	417,327	408,434
Provision for loan losses	7,221	12,105	16,378	13,434	17,231
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	538,560	460,244	424,657	403,893	391,203
NONINTEREST INCOME
Investment and wealth management	90,050	78,933	68,435	69,331	69,850
Service charges on deposit accounts	44,263	39,194	33,539	30,101	26,194
Other income	79,616	65,445	42,545	46,972	30,448
Total noninterest income	213,929	183,572	144,519	146,404	126,492
NONINTEREST EXPENSES
Salaries and employee benefits	232,297	198,043	165,371	152,887	140,391
Net occupancy and equipment expenses	55,746	52,366	40,368	38,448	34,607
Amortization of goodwill	—	—	—	9,072	5,213
Other expenses	103,915	87,038	66,869	63,552	63,294
Total noninterest expenses	391,958	337,447	272,608	263,959	243,505
Income before income taxes	360,531	306,369	296,568	286,338	274,190
Applicable income taxes	131,124	109,555	106,330	105,043	98,960
NET INCOME	$229,407	$196,814	$190,238	$181,295	$175,230

Five-Year Statistical Summary

Years Ended December 31,
(Dollars in thousands)	2004	2003	2002	2001	2000
AVERAGE BALANCE SHEET STATISTICS
Loans:
Commercial	$2,733,580	$2,485,622	$2,371,395	$2,412,371	$2,240,283
Commercial real estate	2,919,840	2,309,712	1,911,927	1,565,964	1,294,615
Construction	1,144,044	929,939	733,237	795,931	738,393
Residential real estate	1,444,148	1,171,194	1,072,297	1,059,798	950,531
Consumer	1,477,797	1,192,515	999,988	998,792	945,810
Total loans	9,719,409	8,088,982	7,088,844	6,832,856	6,169,632
Federal funds sold, et al	59,848	250,462	178,624	141,245	29,434
Securities:
U.S. Government obligations	1,551,141	1,731,032	2,089,004	1,705,543	1,628,477
States and political subdivisions	94,308	69,888	38,799	40,359	25,170
Mortgage-backed securities	1,250,947	927,235	216,391	48,203	21,252
Other investments (1)	57,351	29,889	9,489	9,188	7,031
Total securities	2,953,747	2,758,044	2,353,683	1,803,293	1,681,930
Total earning assets	$12,733,004	$11,097,488	$9,621,151	$8,777,394	$7,880,996
Deposits:
Noninterest-bearing deposits	$2,879,290	$2,269,720	$1,856,706	$1,618,838	$1,438,578
Savings deposits (2)	4,286,180	3,597,185	2,936,197	2,471,674	2,345,808
Time deposits	3,248,222	3,124,949	2,839,507	2,958,158	2,412,468
Total deposits	$10,413,692	$8,991,854	$7,632,410	$7,048,670	$6,196,854
Borrowed funds:
Short-term borrowings	$932,493	$851,348	$845,938	$744,907	$860,241
Long-term debt	645,375	517,386	279,471	117,823	87,679
Total borrowed funds	$1,577,868	$1,368,734	$1,125,409	$862,730	$947,920
AVERAGE RATES (3)
Loans:
Commercial	5.31%	5.44%	6.26%	7.88%	9.33%
Commercial real estate	5.95	6.16	6.85	8.16	8.84
Construction	5.46	5.41	6.09	7.96	9.66
Residential real estate	5.90	6.46	7.30	7.94	7.98
Consumer	5.72	6.25	7.12	8.28	8.70
Total loans	5.67	5.91	6.68	8.02	8.96
Federal funds sold, et al	2.51	1.33	2.71	4.23	4.89
Securities:
U.S. Government obligations	3.69	4.25	4.67	5.48	5.67
States and political subdivisions	5.73	6.50	8.08	8.17	8.26
Mortgage-backed securities	3.85	3.90	5.59	7.47	7.48
Other investments (1)	4.17	2.90	6.78	8.21	10.07
Total securities	3.83	4.19	4.82	5.61	5.75
Composite rate earned	5.23%	5.37%	6.15%	7.47%	8.26%
Deposits:
Savings deposits (2)	0.37%	0.46%	0.87%	1.62%	2.06%
Time deposits	2.08	2.45	3.42	5.40	5.56
Total interest-bearing deposits	1.11	1.39	2.12	3.68	3.83
Borrowed funds:
Short-term borrowings	0.84	0.66	1.33	3.37	5.66
Long-term debt	3.41	3.57	3.85	5.69	6.79
Total borrowed funds	1.89	1.76	1.96	3.69	5.77
Composite rate paid	1.24%	1.45%	2.10%	3.68%	4.16%

(1)  Includes interest-bearing deposits in other banks.

(2)  Includes savings, checking plus interest and money market deposit accounts.

(3)  Presented on a tax-equivalent basis.

Years Ended December 31,
(Dollars in thousands)	2004	2003	2002	2001	2000
RETURN ON EQUITY AND ASSETS
Average total assets	$13,992,971	$11,971,581	$10,123,457	$9,227,202	$8,299,316
Average shareholders’ equity	$1,871,670	$1,497,145	$1,257,967	$1,197,058	$1,054,071
Return on average total assets	1.64%	1.64%	1.88%	1.96%	2.11%
Return on average shareholders’ equity	12.26%	13.15%	15.12%	15.15%	16.62%
Average shareholders’ equity as a percent of average total assets	13.38%	12.51%	12.43%	12.97%	12.70%
Dividends paid per share as a percent of basic net income per share	47.6%	47.8%	43.1%	42.8%	40.3%

SOURCES OF INCOME
Commercial loans	16.3%	17.1%	19.9%	23.4%	26.5%
Commercial real estate loans	19.8	18.2	17.9	16.0	14.8
Construction loans	7.1	6.3	5.9	7.9	9.2
Residential real estate loans	9.7	9.8	10.7	10.6	9.8
Consumer loans	9.7	9.6	9.8	10.4	10.7
Federal funds sold, et al	0.2	0.4	0.6	0.8	0.2
Securities	12.7	14.9	15.4	12.5	12.4
Total interest income	75.5	76.3	80.2	81.6	83.6
Investment and wealth management	10.3	10.2	9.4	8.7	9.1
Other income	14.2	13.5	10.4	9.7	7.3
Total income	100.0%	100.0%	100.0%	100.0%	100.0%

NET INTEREST INCOME (Tax Equivalent)
Interest earned:
Loans	$551,062	$477,840	$473,500	$548,192	$552,966
Federal funds sold, et al	1,501	3,337	4,833	5,968	1,439
Taxable securities	107,814	110,634	110,342	97,818	94,674
Tax-exempt securities	5,404	4,543	3,135	3,298	2,080
Total interest income	665,781	596,354	591,810	655,276	651,159
Interest paid:
Savings deposits	15,680	16,520	25,536	39,993	48,362
Time deposits	67,723	76,670	97,033	159,710	134,086
Total interest-bearing deposits	83,403	93,190	122,569	199,703	182,448
Short-term borrowings	7,844	5,604	11,259	25,120	48,711
Long-term debt	22,009	18,451	10,754	6,702	5,951
Total interest expense	113,256	117,245	144,582	231,525	237,110
Net interest income	$552,525	$479,109	$447,228	$423,751	$414,049

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

I. EXECUTIVE OVERVIEW

 Mercantile Bankshares Corporation (“Bankshares”) is a regional multibank holding company headquartered in Baltimore, Maryland. At December 31, 2004, Bankshares had $14.4 billion in assets, $10.2 billion in loans and $10.8 billion in deposits. The two principal lines of business are Banking and Investment & Wealth Management (“IWM”), delivered through the lead bank Mercantile-Safe Deposit and Trust Company (“MSD&T”) and 12 affiliated banks. See “Segment Reporting” below for more information.

 Bankshares recorded its 29th consecutive year of increased net income in 2004. Net income for Bankshares was $229.4 million for the year ended December 31, 2004, compared with $196.8 million for the year 2003.  Diluted net income per common share for 2004 increased by 7.1% to $2.87 compared with $2.68 for 2003. The most noteworthy factors affecting 2004 earnings were the successful integration of F&M Bancorp (“Farmers”), the consolidation of 11 bank affiliates into four (“the Affiliate Bank Rationalization”), improvement in the net interest margin, growth in loans, improving credit quality and improved profit contribution from the IWM division.

 On August 12, 2003, Bankshares completed its acquisition of Farmers, a bank holding company headquartered in Frederick, Maryland.  On the date of purchase, Farmers had total loans of $1.4 billion, total investment securities of $638.0 million, total earning assets of $2.0 billion and total deposits of $1.7 billion.  There were 10.4 million shares issued in connection with the acquisition, which was accounted for as a purchase and resulted in total consideration paid of $558.1 million (including the cash component).  Farmers is the second largest affiliate bank in the organization behind only MSD&T in total assets.  The results of operations and balances for Farmers are included in the consolidated financial statements from the merger date forward. Bankshares recorded $385.9 million of goodwill, $36.0 million of core deposit intangible, $5.8 million of client relationship intangibles and $1.1 million in other identified intangible assets.

 In the third quarter of 2004, Bankshares consolidated 11 affiliate banks into four banks. The consolidated banks shared common markets. The consolidation of these banks allows the surviving banks to serve their local customers with greater size, scale and expertise. This initiative was not undertaken to reduce operating costs, although some savings will arise out of the consolidation. It was to enable these banks to streamline operating processes, controls and compliance efforts; recruit seasoned professionals to these markets; and provide a greater breadth of services at the local level. Bankshares is highly committed to the affiliate bank model, whereby local boards of directors provide strong oversight, and bank presidents maintain strong relationships within the community. As with any strategic initiative there are costs involved. In 2004, Banking incurred approximately $3.6 million in restructuring charges related to the consolidations. A majority of these costs were in severance charges and other personnel costs of approximately $2.3 million and $1.1 million in legal and consulting fees. Management expects to achieve cost savings of not less than $3 million in 2005.

 In response to the improving economy, the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) began increasing short-term interest rates. After reducing short-term rates by 50 basis points in 2002 and 25 basis points in 2003, the Federal Reserve Board increased short-term rates 125 basis points in 2004. By year-end 2004, the benchmark targeted overnight federal funds rate had risen from 1.00% to 2.25%. Although the net interest margin improved only 3 basis points to 4.35% for 2004 from 4.32% for 2003, this compares very favorably with the 33 basis point decline experienced during 2003. The net interest margin for 2002 was 4.65%. Most economists are forecasting that the Federal Reserve Board will continue to raise short-term rates during 2005. If these forecasts are correct, Bankshares should benefit from such action. See “Analysis of Interest Rate and Interest Differentials” below and the discussions of  “Net Interest Income” and “Interest Rate Risk” below.

 At December 31, 2004, loans outstanding were $10.2 billion, an increase of 10.3% over the $9.3 billion outstanding at December 31, 2003. Excluding initial balances acquired in acquisitions, this was the best year-end loan growth Bankshares has reported since year-end December 31, 2000. Much of the lending growth has been driven by the strong real estate markets in both commercial and residential properties. An improving economy also produced positive growth in the commercial and industrial portfolio.

 Credit quality measures improved on both an absolute and relative basis. Nonperforming loans declined from $50.4 million a year ago to $30.9 million at December 31, 2004. This is the lowest level reported at year-end since December 31, 2000. Nonperforming loans as a percent of year-end loans were .30% at December 31, 2004. This is the lowest level at year-end in more than 20 years. Reflecting these improvements, the provision for loan losses declined by $4.9 million to $7.2 million for the year ended December 31, 2004.

 The IWM Division includes the results from Boyd Watterson Asset Management, LLC (“Boyd Watterson”), an investment management firm, and Peremel & Company, Inc. (“Peremel”), a directed and discount brokerage company, acquired on March 1, 2003 and April 1, 2003, respectively. In the aggregate, these companies were purchased for approximately $29 million in cash.  The Boyd Watterson acquisition has a potential additional contingent payment of up to $8.6 million based upon performance, among other factors. The contingent payment will be recorded as goodwill, assuming specific metrics are met, and becomes payable three years from the acquisition date.  Bankshares recorded approximately $10.1 million of identified intangibles, mostly client relationships, as a result of these acquisitions.  These intangibles are amortized on a straight-line basis over a range of three to eight years.  Goodwill recorded on these transactions totaled approximately $18.0 million at December 31, 2004. A combination of net new business and improving equity markets produced a 15% increase in IWM noninterest income. See “Segment Reporting” below for additional information. At the same time, growth in direct noninterest expense was held to 3%. Accordingly, the contribution to net income more than doubled to $11.6 million in 2004, from $5.1 million in 2003.

 The year 2004 proved to be another year of relatively solid performance, as indicated by the standard industry measures of return on average assets (“ROA”) and return on average shareholders’ equity (“ROE”). The 2004 ROA was 1.64%, unchanged from 2003. Primarily due to the equity issued in the Farmers acquisition, Bankshares’ 2004 ROE decreased to 12.26% from 13.15% in 2003. Average assets increased by 16.9%, or $2.0 billion; average deposits increased by 15.8%, or $1.4 billion; and average loans increased by 20.2%, or $1.6 billion, for the year ended December 31, 2004 compared with the prior year. The respective increases in the 2004 average balances are largely attributable to the inclusion of Farmers for a full year. Bankshares also reports cash operating earnings, defined as “GAAP” (Generally Accepted Accounting Principles) earnings excluding the amortization of intangible assets associated with purchase accounting for business combinations; securities gains and losses; and other significant gains, losses or expenses (such as those associated with integrating acquired entities’ operations into Bankshares) unrelated to Bankshares’ core operations.  Cash operating earnings totaled $235.5 million for 2004, an increase of 17.7% over $200.2 million for 2003.  Diluted cash operating earnings per share for 2004 were $2.95 compared with $2.73 for 2003.  A reconciliation of GAAP basis net income to cash operating earnings can be found below under  “Non-GAAP Reconciliation.”

 Average shareholders’ equity to average assets was at 13.38% for 2004, an increase from 12.51% for 2003. In the second quarter of 2004, 1 million shares at a cost of $44.1 million were repurchased under Bankshares’ buyback plan. The buyback was accomplished by entering into a privately negotiated agreement for the accelerated repurchase of these shares. In 2003, 5,500 shares were repurchased in the open market. At December 31, 2004, Bankshares had remaining authorization to repurchase up to 476,327 shares.

 Management believes that reporting several key measures based on tangible assets (total assets less intangible assets) and tangible equity (total equity less intangible assets) is important, as this more closely approximates the basis for measuring the adequacy of capital for regulatory purposes. For the year 2004, return on average tangible assets was 1.75% compared with 1.71% for 2003. The ratio of average tangible equity to average tangible assets for 2004 was 9.70% compared with 10.34% for 2003. The decline in average tangible equity to average tangible assets was largely attributable to the use of $124.1 million of cash (or 25% of the consideration paid) to acquire Farmers. A reconciliation of GAAP to non-GAAP measures is below. See “Non-GAAP Reconciliation.”

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

NET INCOME

(Dollars in millions)

Five-Year Compound Growth Rate: 7.8%

DILUTED EARNINGS PER SHARE

(In dollars)

Five-Year Compound Growth Rate: 5.0%

TOTAL ASSETS

(Dollars in millions) December 31,

Five-Year Compound Growth Rate: 12.8%

INTEREST YIELDS AND RATES

(Tax-equivalent basis)

Critical Accounting Policies and Related Estimates

 Set forth below is a discussion of the accounting policies and related estimates that management believes are the most critical to understanding Bankshares’ consolidated financial statements, financial condition and results of operations, and which require complex management judgments, uncertainties and/or estimates. Information regarding Bankshares’ other accounting policies is included in Note No. 1 of the financial statements.

Investment Securities

 Investment securities classified as “held-to-maturity” are acquired with the intent and ability to hold until maturity and are carried at cost. Investment securities classified as “available-for-sale” are acquired to be held for indefinite periods of time and may be sold in response to changes in interest rates and/or prepayment risk or for liquidity management purposes. These securities are carried at fair value. Securities may become impaired on an other-than-temporary basis, which involves a degree of judgment. Therefore, an assessment is made at the end of each quarter to determine whether there have been any events or economic circumstances to indicate that a security is impaired on an other-than-temporary basis.  An other-than-temporary impairment may develop if, based on all available evidence, the carrying amount of the investment is not recoverable within a reasonable period of time.  Factors considered in making this assessment include among others, the intent and ability to hold the investment for a period of time sufficient for a recovery in value, external credit ratings and recent downgrades, market price fluctuations due to factors other than interest rates, and the probability of collection of contractual cash flows.  Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value, and the adjustment is recorded as a realized loss.

Allowance for Loan Losses

 Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. Bankshares’ allowance for loan losses provides for probable losses based on evaluations of known and inherent risks in the loan portfolio. Management uses historical quantitative information to assess the adequacy of the allowance for loan losses as well as qualitative information about the prevailing economic and business environment among other things. The allowance for loan losses is comprised of specific allocations to impaired loans, general allocations to pools of loans not deemed impaired and an unallocated amount.

 The specific allowance allocation is based on an analysis of the loan portfolio. Each loan with an outstanding balance in excess of a specified threshold that is either on nonaccrual status or on the Watchlist is evaluated. The Watchlist represents loans identified and closely followed by management. They possess certain qualities or characteristics that may lead to collection and loss issues. The identified loans are evaluated for potential loss in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114 and SFAS No. 118 by analyzing current collateral values or present value of cash flows, as well as the capacity of the guarantor, as applicable.

 The general allowance calculation begins with segmentation of the remaining (unimpaired) portfolio according to loan types. Historical loss factors are maintained for each loan type, providing the starting point of the analysis. Historical loss factors are applied to all non-Watchlist loans. Management is currently utilizing the past five-year loss history specific to each major segment to perform the allocation. Historical loss factors are adjusted to reflect the point in time that management initially identified a potential impairment loss in such risk-rated loans as opposed to when such loss is actually taken as a charge-off against the allowance. This adjustment is necessary, as Bankshares’ practice has generally been to work with its borrowers through their economic difficulties and record a charge-off when all recovery efforts have been exhausted. Accordingly, historical losses may tend to lag the national and regional economic cycles. Bankshares also has developed data on probability of default and loss given default, which have been incorporated for the higher risk rated credits, which include Watchlist loans that are not currently impaired. Those loss factors are then applied to all loans within the same risk rating. Qualitative factors that may cause credit losses to deviate from average historical experience are then developed. These include but are not limited to: changes in the volume and severity of past due loans; changes in the volume of Watchlist loans and nonaccruals; concentrations in a specific industry or geographic location; administrative risk concerns that include changes in the loan review and loan grading system; changes in lending policies and procedures (which include underwriting, collection, charge-off and recovery practices); changes in management or the staff of any previously mentioned areas; and current economic conditions and indicators. Both internal and external peer data are utilized as applicable to establish these factors. Management’s judgment and experience are key to this process. These factors are revised to address current conditions and trends in the portfolio.

 The allowance amount not allocated represents the differential between the combined specific and general allocations and the actual allowance. The unallocated allowance recognizes the imprecision inherent in estimating and measuring loss when allocating the allowance to individual or pools of loans. It also takes into consideration the allowance level deemed appropriate by each affiliate based on its local knowledge and feedback from Bank regulators and their view from the standpoint of safety and soundness, among other factors.

 For a full discussion of Bankshares’ methodology for assessing the adequacy of the allowance for loan losses, see “Allowance for Loan Losses” below and Note No. 1 of the financial statements.

Loans on Nonaccrual Status or Deemed to Be Impaired

 A loan asset will be classified and placed into nonaccrual status when the principal or interest payments on any loan (e.g., commercial, mortgage and construction loans) are past due 90 days or more at the end of a calendar quarter and/or the payment in full of principal or interest is not expected. Any accrued but uncollected interest is reversed at that time. Consumer installment loans are charged off when they become 90 days past due. Additionally, a loan may be put on nonaccrual status sooner than 90 days, if in management’s judgment, the loan or portions thereof are deemed uncollectible.  Bankshares ceases to accrue interest income on such loans. Subsequent receipts on nonaccrual loans are recorded as a reduction of principal, and interest income is recorded only once principal recovery is reasonably assured.  Generally a loan may be restored to accruing status when all past due principal, interest and late charges have been paid and the bank expects repayment of the remaining contractual principal and interest.

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

Income Taxes

 Bankshares recognizes deferred income tax assets and liabilities for the future tax effects of temporary differences, net operating loss carryovers and tax credits.  Deferred tax assets are subject to management’s judgment, based on available evidence, that future realization is more likely than not.  If management determines that Bankshares may be unable to realize all or part of net deferred tax assets in the future, then Bankshares would be required to record a valuation allowance against such deferred tax asset.  In such an event, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the expected realizable amount.  Although management has determined that a valuation allowance is not currently required, no assurance can be given that one will not be required in the future. For more information regarding Bankshares’ accounting for income taxes, see Note No. 12 of the financial statements.

Valuation of Goodwill/Intangible Assets and Analysis for Impairment

 Bankshares has increased its market share, in part, through the acquisition of entire financial institutions accounted for under the purchase method of accounting, as well as from the purchase of other financial institutions’ branches (not the entire institution). Bankshares is required to record assets acquired and liabilities assumed at their fair value, which involves an estimate determined by the use of internal or other valuation techniques. See Note No. 19 of the financial statements for further information on the accounting for goodwill and other intangible assets.

II. ANALYSIS OF OPERATING RESULTS FOR 2004 TO 2003

Segment Reporting

 Bankshares has historically identified three distinct business segments for which financial information is segregated for use in assessing performance and allocating resources when reporting to the Board of Directors. This segmentation is consistent with the reporting structure established at the time Bankshares was formed. At that time the organization consisted of: a lead bank, MSD&T, with two business segments – Banking and Investment & Wealth Management (“IWM”); and a Community Bank segment, which has been built through acquisitions and continued operation of independent charters. With the Farmers acquisition in 2003 and the consolidation of 11 affiliate banks into four banks in 2004, the distinction between banking segments has become less apparent. Increased lending authority at the Banks has resulted in additional loan growth within their market areas and reduced referral and overline business to MSD&T. As a result of the convergence of the two banking segments, Bankshares currently reports these segments collectively as Banking. The Banking segment consists of the group of 13 affiliate banks.  Mortgage banking activities are not viewed as a separate business line due to the insignificant impact on the core business of Bankshares and, accordingly, are included in the Banking segment.  A schedule disclosing the details of these operating segments can be found in Note No. 16 of the financial statements.  Segment financial information is subjective and, unlike financial accounting, is not necessarily based on GAAP.  As a result, financial information of the reporting segments is not necessarily comparable with similar information reported by others and may not be comparable with Bankshares’ consolidated results.  Certain expense amounts, such as operations overhead, have been reclassified from internal financial reporting in order to provide for proper allocation of costs in the reported data.

Banking

 The Banking segment includes the Retail, Small Business, Commercial and Mortgage Banking lines of business. Banking products include:

•                  Retail Banking:  Checking, savings and money market accounts, time deposits and IRAs, insurance, equity lines and loans, lines of credit, and equipment and transportation (auto, recreational vehicle and marine) loans.

•                  Small Business Banking:  Deposit and credit products and services to businesses with annual revenues up to $3 million or credit needs up to $750 thousand, including receivables and inventory financing, equipment leases, and real estate financing.

•                  Commercial Banking:  Commercial deposit, lending and commercial real estate solutions to businesses typically with annual revenues between $4 million and $50 million, and including commercial loans and lines of credit, letters of credit, asset-based lending, commercial real estate, construction loans and capital market products.

•                  Mortgage Banking: residential mortgage loan origination, construction and servicing.

 In the third quarter of 2004, Bankshares consolidated 11 affiliate banks into four banks. The consolidated banks shared common markets. The consolidation of these banks allows the surviving banks to serve their local customers with greater size, scale and expertise. This initiative was not undertaken to reduce operating costs, although some savings will arise out of the consolidation. It was to enable these banks to streamline operating processes, controls and compliance efforts; recruit seasoned professionals to these markets; and provide a greater breadth of services at the local level. Bankshares is highly committed to the affiliate bank model, whereby local boards of directors provide strong oversight, and bank presidents maintain strong relationships within the community. As with any strategic initiative there are costs involved. In 2004, Banking incurred approximately $3.6 million in restructuring charges related to the consolidations. A majority of these costs were in severance charges and other personnel costs of approximately $2.3 million and $1.1 million in legal and consulting fees. Management expects to achieve cost savings of not less than $3 million in 2005.

2004 (Dollars in thousands)	Banking	IWM	Other	Total
Net interest income	$544,640	$—	$1,141	$545,781
Provision for loan losses	(7,221)	—	—	(7,221)
Noninterest income	114,477	90,516	8,936	213,929
Noninterest expenses	(319,540)	(68,741)	(3,677)	(391,958)
Adjustments	18,098	(3,603)	(14,495)	—
Income (loss) before income taxes	350,454	18,172	(8,095)	360,531
Income tax (expense) benefit	(127,462)	(6,609)	2,947	(131,124)
Net income (loss)	$222,992	$11,563	$(5,148)	$229,407
Average loans	$9,719,249		$160	$9,719,409
Average earning assets	12,704,204		28,800	12,733,004
Average assets	13,541,941		451,030	13,992,971
Average deposits	10,498,445		(84,753)	10,413,692
Average equity	1,480,574		391,096	1,871,670

2003 (Dollars in thousands)	Banking	IWM	Other	Total
Net interest income	$477,507	$—	$(5,158)	$472,349
Provision for loan losses	(12,105)	—	—	(12,105)
Noninterest income	98,426	78,608	6,538	183,572
Noninterest expenses	(265,893)	(66,633)	(4,921)	(337,447)
Adjustments	9,941	(3,483)	(6,458)	—
Income (loss) before income taxes	307,876	8,492	(9,999)	306,369
Income tax (expense) benefit	(107,743)	(3,397)	1,585	(109,555)
Net income (loss)	$200,133	$5,095	$(8,414)	$196,814
Average loans	$8,088,749		$233	$8,088,982
Average earning assets	11,086,263		11,225	11,097,488
Average assets	11,701,443		270,138	11,971,581
Average deposits	9,142,644		(150,790)	8,991,854
Average equity	1,309,477		187,668	1,497,145

 The addition of Farmers during 2003 had a significant impact on nearly every line of the consolidated balance sheet and statement of consolidated income as well as the performance of the Banking segment, as set forth below. Net income for Banking for 2004 increased 11.4% to $223.0 million, from $200.1 million for 2003.  Net interest income for Banking increased 14.1% to $544.6 million for 2004 from $477.5 million for 2003. The growth in net interest income in 2004 reflected a 14.6% increase in average earning assets, which more than offset a 4 basis point decline in the net interest margin from 4.38% in 2003 to 4.34% in 2004. Contributing to the net interest margin decline was the capital restructuring of the Banks during the third quarter of last year. Subordinated debt totaling $300 million, issued by Bankshares in April 2003, and used in part to fund the cash portion of the Farmers acquisition, was invested in a like amount of subordinated debt issued by the Banks. Excess equity capital was paid to Bankshares in the form of a special cash dividend.

 As a reflection of the overall improvement in the Banking credit quality trends, Banking recorded a decrease of $4.9 million in the provision for loan losses for 2004. Banking recorded a provision for loan losses of $7.2 million in 2004 compared with $12.1 million in 2003. The allowance as a percent of loans was 1.46% at year-end 2004 compared with 1.68% at year-end 2003.

 Average assets for Banking increased 15.7% to $13.5 billion in 2004. Average investments and loans increased 7.0% and 20.2%, respectively, while other assets accounted for the balance of the increase in average assets. Average deposits for Banking increased 14.8% to $10.5 billion in 2004. The growth in the Banking average balances was due primarily to the Farmers acquisition.

 In 2004, commercial loans, including commercial mortgages, accounted for 58.2% of Banking’s average total loans, slightly lower than the 59.3% for 2003. These loans increased 17.9% from the 2003 average.  Construction and consumer loans accounted for approximately the same portion of loans in 2004 as in 2003, at 27.0% and 26.2%, respectively.  Construction loans increased 23.0%, while consumer loans increased 23.9%, from 2003 levels. Residential real estate loans, which were 14.8% and 14.5% of average total loans for 2004 and 2003, respectively, increased 23.3%.

 At December 31, 2004, noninterest-bearing deposits accounted for 27.5% of Banking’s average total deposits, slightly higher than the 25.0% in 2003. These deposits increased 26.6% from the 2003 average. Savings, interest checking and money market accounts accounted for 40.8% of Banking’s average total deposits, compared with 39.4% in 2003. Savings deposits increased 22.0%, interest-bearing checking deposits increased 20.3% and money market deposits increased 15.8% from 2003. Certificates of deposit represented 31.7% of total deposits, down slightly from 35.6% in 2003.

 The year-over-year increases in noninterest income and noninterest expenses from 2003 are attributable primarily to the Farmers acquisition and branch expansion programs. Noninterest income increased by $16.1 million, with deposit service charges increasing by $5.1 million, insurance fees increasing by $8.7 million and electronic banking fees increasing by $4.8 million, accounting for the largest gains. These gains were partially offset by a decrease of $6.8 million in net gains on investment securities sold. Noninterest expenses increased by $53.6 million from 2003. More than 72% of this increase is related to salaries and benefits, which grew by $32.7 million. Severance costs related to the affiliate bank consolidations were approximately $2.3 million. Occupancy expense increased by $3.1 million, and amortization of intangible assets increased by $2.6 million, while furniture and equipment expenses decreased by $1.3 million.

Investment & Wealth Management

 Investment and Wealth Management (“IWM”) includes Asset Management, Private Banking, Trust Services, Retail Brokerage Services and Custody Services. IWM provides a full line of investment products and retirement, tax and estate planning services. IWM products include:

•                  Retail Brokerage Services: Stocks, bonds, proprietary and nonproprietary mutual funds, fixed and variable annuities.

•                  Asset Management Services: Proprietary and nonproprietary mutual funds, proprietary and nonproprietary separate account management, customized wealth advisory services, defined benefit and defined contribution retirement services, family office services, individual and institutional trust services and custody services.

•                  Private Banking Services: Deposits, loans and mortgages.

 On November 12, 2004, Bankshares consolidated its brokerage activities by merging Mercantile Securities, Inc., into Peremel. The resulting entity is called Mercantile Brokerage Services, Inc., a general securities broker-dealer that offers full-service, discount and online brokerage services.

 Continued progress was made in growing the IWM business and enhancing client services. Resources related to distribution were added within IWM as well as the affiliate Banks, including the addition of a small team of financial advisors. Improvements were made in client reporting. Effective January 1, 2005, IWM converted its trust accounting platform to SunGard Wealth Management Systems.

 Net income in IWM increased to $11.6 million in 2004, from $5.1 million in 2003. Pretax profit margins, prior to corporate overhead allocations, were 24.1% and 15.2% for 2004 and 2003, respectively.  For more information on corporate overhead see “Other” in

“Segment Reporting” below.

 At December 31, 2004, assets under administration by IWM were $47.8 billion, an increase of $1.8 billion from the prior year. Bankshares had investment management responsibility for $22.0 billion, up $0.8 billion from the prior year.

 Revenues increased $11.9 million, or 15.1%, to $90.5 million in 2004 from $78.6 million in 2003. Revenue increases were achieved in the three principal client segments: private wealth, institutional and brokerage. Growth in IWM revenues was due principally to stronger markets during 2004 than 2003, new business development efforts and the inclusion of a full year’s results from Boyd Watterson and Peremel, which were acquired on March 1, 2003 and April 1, 2003, respectively. Together, these acquisitions accounted for $2.4 million of the increase in revenues.

 The improved performance in equity markets that began in the second quarter of 2003 had a positive impact on IWM revenues throughout 2004.  Slightly more than 40% of IWM’s managed assets is invested in equities, including real estate. Approximately one-third is invested in fixed income securities and just above 20% is invested in short-term money market investments. Between December 31, 2003 and December 31, 2004, all major equity indices rose.  The S&P 500 index was up 9%, the Dow Jones Industrial Average was up 4% and the Nasdaq was up 30%.

 Gross new assets from new business development efforts exceeded $925 million, up approximately 8% from 2003. All client segments contributed to this growth, with institutional real estate and brokerage showing the highest growth rates. Revenues related to gross new assets were partially offset by higher levels of terminating accounts in the Private Wealth Management segment. Also contributing to revenue growth during 2004 were increases in and the performance of the three hedge funds of funds (“hedge funds”).

 Additional revenue growth will depend on continued new sales and increased distribution, equity and bond market conditions and further acquisitions, if any.

 Expenses increased 3.2% to $68.7 million in 2004. Increases in legal and professional service expenses were offset largely by decreases in personnel-related and technology expenses. Also contributing to the increase was the inclusion of a full year’s results for Boyd Watterson and Peremel.  Excluding the impact of the acquisitions, expenses fell 1.4%, or $0.8 million.  Expenses for 2003 included $3.6 million of severance and $0.5 million paid to terminate a technology equipment lease.

 During the first quarter of 2004, Bankshares entered into a seven-year service contract with SunGard Wealth Management Services to provide a new core accounting system and back-office operations beginning in January 2005. Year-to-date, IWM has incurred approximately $0.9 million in restructuring charges related to the conversion to SunGard’s AddVantage trust accounting system. A majority of these costs were severance charges of approximately $0.6 million. Conversion costs of approximately $1.8 million that were incurred in 2004 are being amortized over the life of the contract.

Other

 The components in the “Other” column consist of amounts for the nonbanking affiliates, unallocated corporate expenses and intercompany eliminations.

Net interest income increased $6.3 million due to a full year of intercompany income related to the subordinated debt referred to in the Banking section. Noninterest income increased $2.4 million related to income from private equity investments.

 The “adjustments” line, which represents corporate allocations from the lead Bank (MSD&T), increased $8.0 million in 2004 over 2003. This increase is due mostly to allocations related to Sarbanes-Oxley compliance and increased staffing in corporate support functions.

ANALYSIS OF INTEREST RATES AND INTEREST DIFFERENTIALS

The following table presents the distribution of the average consolidated balance sheets, interest income/expense and annualized yields earned and rates paid.

	2004			2003			2002
(Dollars in thousands)	Average Balance(2)	Income(1) / Expense	Yield(1) / Rate	Average Balance(2)	Income(1) / Expense	Yield(1) / Rate	Average Balance(2)	Income(1) / Expense	Yield(1) / Rate
Earning assets
Loans:
Commercial	$2,733,580	$145,170	5.31%	$2,485,622	$135,186	5.44%	$2,371,395	$148,380	6.26%
Commercial real estate	2,919,840	173,626	5.95	2,309,712	142,166	6.16	1,911,927	130,995	6.85
Construction	1,144,044	62,508	5.46	929,939	50,324	5.41	733,237	44,667	6.09
Residential real estate	1,444,148	85,187	5.90	1,171,194	75,651	6.46	1,072,297	78,233	7.30
Consumer	1,477,797	84,571	5.72	1,192,515	74,513	6.25	999,988	71,225	7.12
Total loans	9,719,409	551,062	5.67	8,088,982	477,840	5.91	7,088,844	473,500	6.68
Federal funds sold, et al	59,848	1,501	2.51	250,462	3,337	1.33	178,624	4,833	2.71
Securities:
Taxable securities
U.S. Treasury securities	741,127	28,710	3.87	1,021,513	41,233	4.04	1,478,387	67,531	4.57
U.S. Agency securities	810,014	28,554	3.53	709,519	32,399	4.57	610,617	30,072	4.92
Mortgage-backed securities	1,250,947	48,159	3.85	927,235	36,135	3.90	216,391	12,096	5.59
Other investments (3)	57,193	2,389	4.18	20,804	807	3.88	9,131	628	6.88
Tax-exempt securities
States and political subdivisions	94,308	5,404	5.73	69,888	4,543	6.50	38,799	3,135	8.08
Total securities	2,953,589	113,216	3.83	2,748,959	115,117	4.19	2,353,325	113,462	4.82
Interest-bearing deposits in other banks	158	2	1.17	9,085	60	0.66	358	15	4.12
Total earning assets	12,733,004	665,781	5.23	11,097,488	596,354	5.37	9,621,151	591,810	6.15
Cash and due from banks	291,540			266,173			227,034
Bank premises and equipment, net	141,368			118,071			101,660
Other assets	985,222			637,461			314,511
Less: allowance for loan losses	(158,163)			(147,612)			(140,899)
Total assets	$13,992,971			$11,971,581			$10,123,457
Interest-bearing liabilities
Deposits:
Savings	$1,425,423	4,197	0.29	$1,168,074	4,702	0.40	$966,283	8,405	0.87
Checking plus interest accounts	1,289,295	1,899	0.15	1,071,877	2,061	0.19	873,497	2,908	0.33
Money market	1,571,462	9,584	0.61	1,357,234	9,757	0.72	1,096,417	14,223	1.30
Time deposits $100,000 and over	1,314,423	26,101	1.99	1,272,327	29,464	2.32	1,080,347	34,671	3.21
Other time deposits	1,933,799	41,622	2.15	1,852,622	47,206	2.55	1,759,160	62,362	3.54
Total interest-bearing deposits	7,534,402	83,403	1.11	6,722,134	93,190	1.39	5,775,704	122,569	2.12
Short-term borrowings	932,493	7,844	0.84	851,348	5,604	0.66	845,938	11,259	1.33
Long-term debt	645,375	22,009	3.41	517,386	18,451	3.57	279,471	10,754	3.85
Total interest-bearing funds	9,112,270	113,256	1.24	8,090,868	117,245	1.45	6,901,113	144,582	2.10
Noninterest-bearing deposits	2,879,290			2,269,720			1,856,706
Other liabilities and accrued expenses	129,741			113,848			107,671
Total liabilities	12,121,301			10,474,436			8,865,490
Shareholders’ equity	1,871,670			1,497,145			1,257,967
Total liabilities & shareholders’ equity	$13,992,971			$11,971,581			$10,123,457
Net interest rate spread		$552,525	3.99%		$479,109	3.92%		$447,228	4.05%
Effect of noninterest-bearing funds			0.36			0.40			0.60
Net interest margin on earning assets			4.35%			4.32%			4.65%
Tax-equivalent adjustment included in:
Loan income		$4,531			$4,897			$4,822
Investment securities income		2,213			1,863			1,371
Total		$6,744			$6,760			$6,193

(1) Presented on a tax-equivalent basis using the statutory federal corporate income tax rate of 35%. See “Non-GAAP Reconciliation.”

(2) Average investment securities are reported at amortized cost and exclude unrealized gains (losses) on securities available-for-sale. Nonaccrual loans are included in average loans.

(3) Investments in hedge funds and other nonmarketable investments were reclassified from securities available-for-sale into other assets for the three years presented. The average balances of $104.4 million, $94.1 million and $14.1 million with associated income of $6.6 million, $7.0 million and $0.8 million were reclassified for the years 2004, 2003 and 2002, respectively.

Net Interest Income

 Net interest income represents the largest source of Bankshares’ revenue. Changes in both the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities affect it. Interest rate risk represents one of the more significant risks facing financial institutions like Bankshares.  See additional discussion under the caption “Interest Rate Risk” below.  It is measured in terms of the effect changes in market interest rates have on net interest income. Bankshares is asset sensitive, with assets repricing more quickly than liabilities in response to changes in interest rates. In a falling rate environment, Bankshares’ net interest margin (net interest income expressed as a percent of average earning assets) compresses, causing the growth in net interest income to slow. Net interest income, on a fully tax-equivalent basis, was $552.5 million for 2004. This represents an increase of 15.3%, or $73.4 million, over the prior year’s $479.1 million. In 2003, fully tax-equivalent net interest income increased by $31.9 million, or 7.1%, over 2002. Investments in hedge funds and other nonmarketable investments were reclassified from securities available-for-sale into nonmarketable investment securities, which are included as Other Assets. The impact on the net interest margin of this reclassification was a reduction in the net interest margin of 1 and 2 basis points, in 2004 and 2003, respectively. This reclassification did not have an impact on the 2002 net interest margin. As previously noted, net interest income is affected by changes in the volume of earning assets and the net interest margin earned thereon. The “Rate/Volume Analysis” table below presents further details supporting this discussion.

 Average earning assets increased by $1.6 billion, or 14.7%, in 2004, due primarily to a full year’s results from the Farmers acquisition. Average total loans grew $1.6 billion, or 20.2%, during 2004. As with earning assets, this growth is due primarily to a full year related to the Farmers acquisition. Organic loan growth was fairly consistent throughout the year. Average securities, the other major component of earning assets, increased by $204.6 million, or 7.4%, in 2004 compared with an increase of $395.6 million, or 16.8%, in the prior year. The increase in 2003 was largely attributable to the Farmers acquisition. The slowing growth of the investment portfolio in 2004 is attributable to liquidity needed to fund improved loan growth.  See “III. Analysis of Financial Condition” below for a more in-depth discussion of balance sheet trends.  The overall growth in average earning assets added $69.4 million to net interest income in 2004.

 Also contributing to the increase in net interest income was a 3 basis point increase in the net interest margin from 4.32% in 2003 to 4.35% in 2004. This represented the first increase in the net interest margin in three years. The net interest spread also increased by 7 basis points to 3.99% in 2004 from 3.92% in 2003. The net interest spread is the difference between the yield earned on total earning assets and the rate paid on total interest-bearing liabilities. The improvement in the net interest spread is reflected in the volume variance in the Rate/Volume Analysis, as it resulted primarily from a change in the mix of earning assets from lower yielding securities to higher yielding loans. The individual loan and security rates earned in 2004 were consistently lower than 2003 and are reflected as the rate variance in the Rate/Volume Analysis. The benefit from the improved net interest spread was partially offset by a decline in the benefit Bankshares derives from its noninterest-bearing sources of funding. Such benefit declined by 4 basis points in 2004 and 20 basis points in 2003, due to historically low interest rates in those periods. Approximately 24% of the funding of average earning assets is derived from noninterest-bearing sources.

 In response to the improving economy, the Federal Reserve Board began increasing short-term interest rates in 2004. After reducing short-term rates by 50 basis points in 2002 and 25 basis points in 2003, the Federal Reserve Board increased short-term rates by 125 basis points in 2004.

 Looking forward to 2005, Management anticipates a moderate increase in short-term interest rates. As to intermediate and long-term interest rates, a clear direction can not be discerned based on recent trends. These rates remain at or near recent lows and create a downward movement in the net interest margin as fixed-rate loans and investments mature and are replaced by loans and investments at lower current yields.  However, with some signs of an improving economy beginning to emerge, Management anticipates the net interest margin will remain stable, as improving loan growth should result in earning assets more heavily weighted toward higher yielding loans compared with investment securities and as rising rates increase the benefit of noninterest bearing funds.  For additional information regarding interest rate sensitivity, see the discussion in the “Interest Rate Risk” section below.

SOURCES OF INCOME

(Dollars in millions)

USES OF INCOME

(Dollars in millions)

 A rate/volume analysis, which demonstrates changes in tax-equivalent interest income and expense for significant assets and liabilities, appears below. The calculation of rate and volume variances is based on a procedure established for banks by the Securities and Exchange Commission.

	Year ended December 31,
	2004 vs. 2003 Due to variances in			2003 vs. 2002 Due to variances in
(Dollars in thousands)	Total	Rates	Volumes (5)	Total	Rates	Volumes (5)
Interest earned on:
Loans:
Commercial (1)	$9,984	$(3,502)	$13,486	$(13,194)	$(20,341)	$7,147
Commercial real estate (2)	31,460	(6,094)	37,554	11,171	(16,083)	27,254
Construction (3)	12,184	598	11,586	5,657	(6,326)	11,983
Residential real estate	9,536	(8,095)	17,631	(2,582)	(9,797)	7,215
Consumer	10,058	(7,768)	17,826	3,288	(10,425)	13,713
Taxable securities (4)	(2,762)	(10,200)	7,438	247	(17,130)	17,377
Tax-exempt securities (4)	861	(726)	1,587	1,408	(1,104)	2,512
Federal funds sold, et al	(1,836)	704	(2,540)	(1,496)	(3,440)	1,944
Interest-bearing deposits in other banks	(58)	1	(59)	45	(321)	366
Total interest income	69,427	(35,082)	104,509	4,544	(84,967)	89,511
Interest paid on:
Savings deposits	(505)	(1,541)	1,036	(3,703)	(5,458)	1,755
Checking plus interest deposits	(162)	(580)	418	(847)	(1,507)	660
Money market accounts	(173)	(1,713)	1,540	(4,466)	(7,849)	3,383
Certificates of deposit $100,000 and over	(3,363)	(4,338)	975	(5,207)	(11,368)	6,161
Other time deposits	(5,584)	(7,652)	2,068	(15,156)	(18,469)	3,313
Short-term borrowings	2,240	1,706	534	(5,655)	(5,727)	72
Long-term debt	3,558	(1,006)	4,564	7,697	(1,458)	9,155
Total interest expense	(3,989)	(15,124)	11,135	(27,337)	(51,836)	24,499
Net interest earned	$73,416	$(19,958)	$93,374	$31,881	$(33,131)	$65,012

(1) Tax-equivalent adjustments of $3.1 million for 2004, $3.1 million for 2003 and $3.3 million for 2002 are included in the calculation of commercial loan rate variances.

(2) Tax-equivalent adjustments of $0.5 million for 2004, $0.5 million for 2003 and $0.3 million for 2002 are included in the calculation of commercial real estate loan rate variances.

(3) Tax-equivalent adjustments of $0.9 million for 2004, $1.3 million for 2003 and $1.2 million for 2002 are included in the calculation of construction loan rate variances.

(4) Tax-equivalent adjustments of $2.2 million for 2004, $1.9 million for 2003 and $1.4 million for 2002 are included in the calculation of investment securities rate variances.

(5) Changes attributable to mix (rate and volume) are included in the volume variance.

Interest Income

 Fully tax-equivalent interest income amounted to $665.8 million in 2004, an increase of $69.4 million, or 11.6%, from $596.4 million in 2003. This compares favorably with the $4.5 million, or .8%, increase in 2003 from 2002. The increase in 2004 was due to growth in average loans and securities that contributed $104.5 million in additional interest income. This increase was offset by a decline in market interest rates, resulting in a $35.1 million reduction in interest income from the lower yield on earning assets.  During 2003, the $85.0 million reduction in interest income from lower earning asset yields was offset by $89.5 million in additional interest income generated by the growth in earning assets primarily due to the acquisition of Farmers.

 At year-end 2004, the prime rate was 5.25%, compared with 4.00% and 4.25% at year-end 2003 and 2002, respectively. The average prime rate was 4.35% for 2004, compared with 4.12% for 2003, an increase of 23 basis points. The yield on average total loans in 2004 was 5.67%, a 24 basis point decrease from 5.91% in 2003. The commercial and construction loan portfolios are the most sensitive to changes in short-term interest rates. However, the construction portfolio was the only category to report increased average yield compared with last year. The residential real estate and consumer loan portfolios are affected mostly by intermediate and long-term rates and do not move with prime rate. The yields on the consumer loan portfolio and the residential real estate portfolios decreased by 53 and 56 basis points, respectively.

 The yield on investment securities, 3.83% in 2004, declined 36 basis points from 4.19% in 2003. The yield on the portfolio decreased 63 basis points in 2003 from 4.82% in 2002. Bankshares has been changing the mix of the portfolio to offset the negative impact on interest income from reinvesting at lower yields. During 2004 Bankshares followed a strategy begun in 2002 to shift from U.S. Treasury to higher yielding U.S. agency securities and mortgage-backed securities. This has resulted in a mix of 20%, 29% and 45% of treasury, agency and mortgage-backed securities, respectively, in 2004. The other 6% of the investment securities was comprised of 3% municipals and 3% other investments at year-end.

Interest Expense

 Total interest expense in 2004 was $113.3 million, a decrease of $4.0 million from $117.2 million in 2003. The decrease in interest expense for 2004 was attributable to a decrease in the rate paid on total interest-bearing funds of 21 basis points, which was partially offset by a 12.6% growth in average balances. Total interest expense in 2003 was $27.3 million less than the $144.6 million reported in 2002. With the combination of interest rates at record-low levels and the Federal Reserve Board’s increase in short-term rates in the econd half of 2004, management anticipates that rates paid on managed-rate deposits (savings, checking plus interest and money market accounts) will increase. See management’s discussion under “Interest Rate Risk” below for further information regarding Bankshares’ exposure to changes in interest rates.

 The rate paid on average total interest-bearing deposits was 1.11% in 2004, a decline of 28 basis points from 1.39% for the prior year. The rate paid on savings, checking plus interest and money market accounts declined 11 basis points, 4 basis points and 11 basis points, respectively. Certificates of deposit of $100,000 and over declined 33 basis points, while the rate paid on other time deposits declined 40 basis points in 2004.

 The most interest rate sensitive source of funds is short-term borrowings. This category is comprised of federal funds purchased, securities sold under agreements to repurchase and commercial paper. The duration of these funds is very short, with most repricing daily. Reflecting the rate environment, the rate paid on short-term borrowings increased 18 basis points to 0.84% in 2004, after having decreased by 67 basis points in 2003 to 0.66%. The rate paid on long-term debt declined 16 basis points in 2004, following a decline of 28 basis points in the prior year. The decline is related primarily to the $200 million of 10-year debt issued by MSD&T in the fourth quarter of 2001. These notes, which were issued at a fixed rate of 5.70%, were converted to a floating rate through an interest rate swap. The notes reprice quarterly and carried an effective cost of 2.38% during 2004. Additionally, Bankshares issued $300 million of subordinated debt in April 2003.  The notes were issued at a fixed rate of 4.65%.  Subsequently, $150 million of this debt was converted to a floating rate through interest rate swaps.  The effect of the swap lowered the cost on the $300 million debt to 3.46% during 2004.

NONINTEREST INCOME

A schedule of noninterest income over the past three years is presented below:

	Year ended December 31,			% Change
(Dollars in thousands)	2004	2003	2002	2004/2003	2003/2002
Investment and wealth management	$90,050	$78,933	$68,435	14.1%	15.3%
Service charges on deposit accounts	44,263	39,194	33,539	12.9	16.9
Mortgage banking related fees:
Commercial	8,478	6,645	5,609	27.6	18.5
Residential	3,017	4,466	4,336	(32.4)	3.0
Total mortgage banking related fees	11,495	11,111	9,945	3.5	11.7
Net investment securities gains	1,239	7,137	846	(82.6)	743.6
Nonmarketable investments
Private equity and other investments	2,569	823	(1,254)	212.2	165.6
Hedge funds	5,529	6,385	—	(13.4)	100.0
Bank-owned life insurance	3,324	2,981	1,575	11.5	89.3
Total nonmarketable investments	11,422	10,189	321	12.1	3,074.1
Other income:
Electronic banking fees	21,766	16,930	15,076	28.6	12.3
Charges and fees on loans	10,833	9,549	8,440	13.4	13.1
Insurance	13,358	4,656	1,141	186.9	308.1
All other income	9,503	5,873	6,776	61.8	(13.3)
Total other income	55,460	37,008	31,433	49.9	17.7
Total	$213,929	$183,572	$144,519	16.5%	27.0%

Noninterest Income

 Noninterest income for 2004 increased by $30.4 million, or 16.5%, to $213.9 million compared with $183.6 million for 2003.  The table above shows the major components of noninterest income. The increases over 2003 were significantly impacted in nearly every category by the inclusion of Farmers for a full year.  IWM revenue represented the largest source of noninterest income at 42%. Revenues increased 14.1% to $90.1 million in 2004. Growth in IWM was due principally to stronger equity markets on average during 2004 compared with 2003, new business development efforts and the inclusion of Boyd Watterson and Peremel, which were acquired on March 1, 2003 and April 1, 2003, respectively. Additional growth will depend on continued new sales and increased distribution, equity and bond market conditions and further acquisitions, if any.  See the discussion under “Segment Reporting” above for additional information relating to IWM.

 Service charges on deposit accounts increased in line with the growth in core consumer and commercial deposit balances.  This growth is due not only to a full year of fees related to the Farmers acquisition, but also to significant growth in deposits throughout Bankshares’ affiliates. Service charges on deposit accounts increased $5.1 million, or 12.9%, in 2004.  Additionally, a reduction in waivers of nonsufficient funds and overdraft charges increased these fees $3.2 million, or 18.5%. Commercial account analysis fees increased $0.7 million, or 12.2%, primarily due to reduced earnings credits on these accounts as a result of lower interest rates during 2004.

 Mortgage banking fees increased 3.5% to $11.5 million in 2004.  Bankshares’ mortgage banking revenue is comprised of loan origination fees, which is the largest category at 56% of total mortgage banking fees; servicing fees; and net gain on sales of mortgage loans.  Mercantile Mortgage Corporation’s commercial loan origination and servicing fees increased by a combined $1.8 million due to the activities of its subsidiary, Columbia National Real Estate Financing, LLC (“CNREF”).  Commercial mortgages are brokered, with servicing retained by CNREF provided for the investor.  Management expects these fees to increase in 2005 due to the formation of HarborPoint Capital, LP, in July of 2004. The mortgage banking subsidiary owns a 75% interest in HarborPoint Capital, LP, a Fannie Mae Delegated Underwriting and Servicing licensed lender. HarborPoint Capital, LP, was a start-up in 2004 with no noninterest income in 2004.  Residential mortgage banking fees decreased by $1.4 million due to a slowdown in refinancing activities.

 Investment securities gains in 2004 mostly represent sales of equity securities, with the balance related to the continued restructuring of the investment securities bond portfolios held in the available-for-sale portfolios.  The gains in 2003 represent sales of equity securities, with the balance related to the continued restructuring of the investment securities bond portfolio.

 Investment in hedge funds and other nonmarketable investments were reclassified from securities into other assets, for the periods presented, with their income or loss reported as other income. Income from private equity and other investments increased $1.7 million, or 212.2%, in 2004 and increased $2.1 million, or 165.6%, in 2003. Hedge funds income declined $0.9 million, or 13.4%, in 2004. Hedge funds were introduced in 2003 and, therefore, had no comparable income in the prior year. Bank-owned life insurance (“BOLI”) revenues are derived from Bankshares’ investment of $50.0 million during the third quarter of 2002 and investments in insurance contracts on the lives of some directors and key executives.  The Company invested in BOLI to provide funding for future employee benefit costs. Executive and middle-management employees are insured under the plan. Income, which reflects changes in the cash surrender value, was $0.3 million higher than in 2003 due to a full year’s earnings related to BOLI investment acquired in the Farmers acquisition. BOLI investment income is exempt from federal and state income tax, and related costs of the insurance are not tax deductible. The BOLI is invested primarily in high grade corporate and government bonds and mortgage-backed securities.

 Other income includes several categories. Electronic banking fees consist of merchant card processing fees, foreign ATM fees and check card fees. These fees increased by $4.8 million, up 28.6% from 2003. Charges and fees on loans consist of letters of credit fees, late fees and other assessed loan fees. Letters of credit fees increased  $1.8 million, late fees increased $0.3 million, while other loan fees decreased $0.8 million. Insurance revenues are derived from fee income related to the sale and servicing of insurance products.  The $8.7 million increase is due primarily to Farmers, which operates two wholly owned subsidiaries, Keller Stonebraker Insurance, Inc., and Potomac Basin Group Associates, Inc. These insurance agencies provide a full line of consumer and commercial products.  Consumer products include annuities, homeowners, automobile, life and personal umbrella insurance products.  Commercial products include property and casualty packages, workers’ compensation, bonds, professional liability and 401(k) and other benefit plans. All other income consists of revenues from various sources, such as safe deposit box rent, travelers’ checks and money order fees and miscellaneous income. All other income increased $3.6 million from 2003 due largely to a $1.7 million gain on the sale of bank premises and a full year of revenue related to Farmers.

NONINTEREST EXPENSES

A schedule of noninterest expenses over the past three years is presented below:

	Year ended December 31,			% Change
(Dollars in thousands)	2004	2003	2002	2004/2003	2003/2002
Salaries	$187,621	$160,326	$133,200	17.0%	20.4%
Employee benefits	44,676	37,717	32,171	18.5	17.2
Net occupancy expense of bank premises	24,307	20,756	15,904	17.1	30.5
Furniture and equipment expenses	31,439	31,610	24,464	(0.5)	29.2
Communications and supplies	16,904	15,188	13,375	11.3	13.6
Other expenses:
Professional services	25,302	19,500	11,221	29.8	73.8
Advertising and promotional expenses	8,418	9,155	6,872	(8.1)	33.2
Electronic banking expenses	11,509	8,621	8,135	33.5	6.0
Amortization of intangible assets	8,142	4,943	1,972	64.7	150.7
Outsourcing expenses	5,342	4,145	4,152	28.9	(0.2)
All other expenses	28,298	25,486	21,141	11.0	20.6
Total other expenses	87,011	71,850	53,494	21.1	34.3
Total	$391,958	$337,447	$272,608	16.2%	23.8%

Noninterest Expenses

 Noninterest expenses increased $54.5 million, or 16.2%, from 2003.  The table above shows the major components of noninterest expenses.  The principal reasons for the year-over-year increase were the full-year inclusion of Farmers, Boyd Watterson and Peremel; costs related to the consolidation of 11 bank affiliates into four; costs related to conversion and outsourcing the IWM back office to SunGard; and increased professional services related to compliance costs.

 Controlling costs and maintaining operational efficiencies remains a primary objective for Bankshares.  A closely monitored key measure is Bankshares’ overall efficiency ratio.  It is computed by dividing noninterest expenses by the sum of net interest income on a tax-equivalent basis and noninterest income. Bankshares’ efficiency ratio was 51.14% for the year ended December 31, 2004 compared with 50.92% for the year ended December 31, 2003. The cash operating efficiency ratio excludes amortization expense for intangibles and nonoperating income and expenses, such as securities gains and losses and other significant gains, losses or expenses (such as those associated with integrating acquired entities’ operations into Bankshares) unrelated to Bankshares’ core operations.  Bankshares’ cash operating efficiency ratio was 49.63% compared with 49.52% for the years ended December 31, 2004 and 2003, respectively. See “Non-GAAP Reconciliation” below.

 Salary related expenses, which include salaries, commissions and incentive compensation are the largest component of noninterest expense at 48%. Salaries increased $27.3 million, or 17.0%. Nearly one-third of this increase ($9.2 million) was due to Farmers, Boyd

Watterson and Peremel, included in 2004 for a full year. Also contributing to the increase were higher commissions and incentive compensation tied directly to Bankshares’ revenue and overall performance of nearly $6.3 million, higher costs related to new branch openings of $1.2 million, increases in staffing for compliance-related matters of approximately $1.3 million, with the majority of the remaining increase due to normal merit and staffing increases.

 Employee benefit expenses increased nearly $7.0 million, or 18.5%. Again, approximately one-third ($2.3 million) was due to the acquisitions in 2003, included in 2004 for a full year. The majority of the remaining increase was due to higher employee and retiree health insurance costs.

 Net occupancy expense, which includes premises depreciation, rents, maintenance and utilities, increased due to the inclusion for a full year of the net additional 39 branch locations as well as the three corporate offices related to acquisitions.  Additionally, generally higher rental payments and an increase in expenses associated with improvements are reflected in the increase to net occupancy expense. The prior year included $1.2 million relating to the termination of certain Banking lease agreements, primarily related to the Farmers integration.

 Furniture and equipment expenses include depreciation, rental and maintenance expense associated with the upkeep and improvement of hardware and computer software.  These expenses decreased primarily due to expenses related to the cancellation of equipment maintenance contracts with respect to the Farmers acquisition and the cancellation of an IWM technology equipment contract in 2003.

 Communications and supplies expenses increased due to supplies needed for additional branch office locations, including brochures and operational supplies, as well as increased customer information mailings and disclosures related to the Affiliate Bank Rationalization.

 Other expenses consist of professional services, marketing, electronic banking, amortization and all other expenses such as travel and membership, licensing and insurance, and other operational expenses. Other expenses increased $15.2 million, or 21.1%, in 2004.  The increase in each category was largely due to acquisitions. Professional fees increased $5.8 million in 2004. Part of this increase relates to a change to the Directors’ Deferred Compensation Plan approved at the 2004 Annual Shareholders’ meeting.  Beginning April 1, 2004, all deferred directors’ fees are covered by the plan.  At April 1, 2004, directors had the option to leave their deferred balance in the old phantom stock plan or convert their balance into vested shares under the new plan. The phantom stock plan is a cash plan, with changes to the plan balance tied to the changes in the value of shares of Mercantile Bankshares’ common stock at the end of each quarter. Substantially all affiliate bank directors converted their balances to the new plan. This resulted in the addition of approximately 149,000 stock equivalents and $6.4 million to capital surplus. These vested shares will be issued after a director retires. Professional services increased with costs incurred in connection with the investigation of potential acquisitions of $1.0 million, legal costs related to investigatory and litigation matters that, in management’s view, are not normal recurring expenses of $2.5 million, and Sarbanes-Oxley compliance costs of $2.5 million related to Section 404. The increase in electronic banking expense of $2.9 million in 2004 was more than offset by the revenues generated from these services (referred to in noninterest income section). Amortization of other identifiable intangibles increased to $8.1 million in 2004 from $4.9 million in 2003 as a result of a full year of expense related to acquisitions.  All other expense increases are comprised mostly of travel and membership, up 3%, and licensing and insurance, up $1.7 million, or 33.0%.  Increases in these two categories are attributable mostly to the increased activities relating to the acquisition of Farmers. Additionally, other operational expenses include armored courier service, check clearing and processing charges and other miscellaneous charges. Excluding any charges related to the pending acquisition of Community Bank of Northern Virginia (“CBNV”), management expects 2005 increases to moderate. The elimination of certain external professional fees, however, will be partially offset by ongoing investments in Bankshares’ regulatory and compliance infrastructure.

III. ANALYSIS OF FINANCIAL CONDITION

Investment Securities

 Bankshares’ investment securities portfolio is structured to manage liquidity, interest rate risk and regulatory capital and to take advantage of market conditions that create more economically attractive returns on investments. At December 31, 2004, the total investment securities portfolio was $2.9 billion, a decrease of $141.8 million, or 4.6%, from $3.1 billion at December 31, 2003. The portfolio consists of short-term and intermediate-term U.S. Treasury and U.S. Government Agency obligations, adjustable-rate mortgage-backed securities (ARMs) and intermediate average-life agency collateralized mortgage obligations (CMOs).  More than 98% of the total investment portfolio is classified as available-for-sale.

 As part of a new investment portfolio strategy designed to maintain a core amount of liquidity and to increase portfolio yields in a low interest rate environment, Bankshares’ began to increase its holdings of mortgage-backed securities in 2002. Mortgage-backed securities were purchased for the investment portfolio because they have short or intermediate-term durations and represent a stable source of cash flows.  As a result of this new program and the Farmers acquisition, mortgage-backed securities rose $33.7 million to $1.3 billion during 2004.  Similarly, the proportion of mortgage-backed securities to total available-for-sale securities increased from

42% in 2003 to 45% over the same period in 2004.  In 2004, U.S. Treasury obligations decreased $236.7 million, or 28.0%, while U.S. Agency obligations increased by $59.4 million, or 7.5%.

 At year-end 2004, the weighted-average maturity of the debt securities available-for-sale portfolio was 2.4 years, a reduction of 0.6 years from year-end 2003. Since 45% of this portfolio is mortgage-backed securities, the expected remaining maturity may differ from contractual maturity because borrowers may have the right to prepay obligations before the underlying mortgages mature. The fair value of the bond securities available-for-sale portfolio as of December 31, 2004 was 99.8% of amortized cost, compared with 101.2% at December 31, 2003.  At December 31, 2004, these investments had unrealized gains of $13.6 million and unrealized losses of $19.0 million. The market value and unrealized loss on securities as of December 31, 2004, segregated by those securities that have been in an unrealized loss position for a year or more, was $277.8 million and $8.4 million, respectively. Because the declines in fair value were due to changes in interest rates, not in estimated cash flows, no charge from an other-than-temporary impairment was recorded at December 31, 2004. The reference point for determining those securities in an unrealized loss is quarter-end. As such, it is possible that a security had a market value that exceeded its amortized cost on other days during the past 12-month period. More information on the investment portfolio is provided in the table above and in Note No. 3 of the financial statements.

BOND INVESTMENT PORTFOLIO

The following summary shows the maturity distribution and average tax-equivalent yields for the bond investment portfolio at December 31, 2004.

(Dollars in thousands)	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Securities available-for-sale (1)
U.S. Treasury and other U.S. Government agencies
Fair Value	$474,295	$987,687	$41	$9	$1,462,032
Yield	3.86%	3.22%	7.54%	7.55%	3.43%
States and political subdivisions
Fair Value	$4,168	$15,809	$39,502	$3,391	$62,870
Yield	1.98%	3.55%	5.33%	6.21%	4.71%
Mortgage-backed securities (2)
Fair Value	$78,358	$977,523	$239,208	$22,212	$1,317,301
Yield	4.53%	3.91%	4.36%	4.01%	4.03%
Other bonds, notes and debentures
Fair Value	$4,026	$2,900	$—	$—	$6,926
Yield	3.92%	4.28%	—%	—%	4.07%
Asset-backed securities (2)
Fair Value	$13,528	$9,835	$—	$—	$23,363
Yield	3.37%	2.72%	—%	—%	3.10%
Total securities available-for-sale
Fair Value	$574,375	$1,993,754	$278,751	$25,612	$2,872,492
Yield	3.93%	3.56%	4.50%	4.30%	3.73%
Securities held-to-maturity
States and political subdivisions
Amortized cost	$2,812	$9,273	$7,694	$397	$20,176
Yield	6.20%	6.44%	7.71%	8.01%	6.92%

(1)  Investment securities available-for-sale are presented at estimated fair value. Yields on such securities are based on amortized cost.

(2)  Maturities are reflected based on projected maturities at time of purchase. Actual maturities will vary as a result of the level of loan prepayments in the underlying mortgage pools.

LOAN COMPOSITION AND GROWTH

Average Loans (Dollars in millions)

Five-Year Compound Growth Rate: 12.6%

Loan Portfolio

 A comparative chart of average loan balances is included above; year-end balances are in Note No.4 (Loans and Allowance for Loan Losses) of the Financial Statements.

 Loans totaled $10.2 billion for the year ended December 31, 2004, an increase of 10.3% over the $9.3 billion for the year ended December 31, 2003.  Loans averaged $9.7 billion in 2004 compared with $8.1 billion in 2003, an increase of 20.2%. On average in 2004, commercial loans grew 10.0%; commercial real estate grew 26.4%; construction grew 23.0%; residential real estate loans grew 23.3%; and consumer loans increased 23.9% over 2003. Most of the increases in the various loan categories resulted primarily from the Farmers acquisition. On an average basis, the percentage of commercial real estate loans to total loans increased to 30% in 2004 from 28% in 2003. Additionally, construction loans increased slightly in 2004 from 2003, while commercial loans declined to 28% in 2004 from 30% in 2003. Strong demand continued throughout 2004 for real estate-based loans including commercial, residential and home equity loans and lines. At December 31, 2004, commercial and commercial real estate constituted the largest portion, at 58%, of the total loan portfolio.

COMPOSITION OF EARNING ASSETS

	Average Balances
(Dollars in thousands)	2004		2003		2002		2001		2000
Loans	$9,719,409	76.3%	$8,088,982	72.9%	$7,088,844	73.7%	$6,832,856	77.8%	$6,169,632	78.3%
Investment securities(1)	2,953,747	23.2	2,758,044	24.9	2,353,683	24.5	1,803,293	20.6	1,681,930	21.3
Federal funds sold, et al	59,848	0.5	250,462	2.2	178,624	1.8	141,245	1.6	29,434	0.4
Total	$12,733,004	100.0%	$11,097,488	100.0%	$9,621,151	100.0%	$8,777,394	100.0%	$7,880,996	100.0%

(1) Includes interest-bearing deposits in other banks.

DEPOSIT MIX

	Average Balances
(Dollars in thousands)	2004		2003		2002		2001		2000
Noninterest-bearing deposits	$2,879,290	27.6%	$2,269,720	25.2%	$1,856,706	24.3%	$1,618,838	23.0%	$1,438,578	23.2%
Interest-bearing deposits:
Savings	1,425,423	13.7	1,168,074	13.0	966,283	12.7	853,911	12.2	854,035	13.8
Checking plus interest	1,289,295	12.4	1,071,877	11.9	873,497	11.4	771,186	10.9	718,669	11.6
Money market	1,571,462	15.1	1,357,234	15.1	1,096,417	14.4	846,577	12.0	773,104	12.5
Certificates of deposit - $100,000 and over	1,314,423	12.6	1,272,327	14.2	1,080,347	14.2	1,145,569	16.2	852,495	13.7
Other time deposits	1,933,799	18.6	1,852,622	20.6	1,759,160	23.0	1,812,589	25.7	1,559,973	25.2
Total	$10,413,692	100.0%	$8,991,854	100.0%	$7,632,410	100.0%	$7,048,670	100.0%	$6,196,854	100.0%

Deposits

 Bankshares’ primary source of funding for its investing and lending activities is deposits gathered by the 226 branches of its banking affiliates. Average total deposits in 2004 were $10.4 billion, representing an increase of $1.4 billion, or 15.8%, over the prior year average of $9.0 billion. The Farmers acquisition accounted for a substantial portion of this growth. For the year ended December 31, 2004, 81.8% of the funding for average earning assets was derived from deposits, compared with 81.0% for the year ended December 31, 2003. The affiliate banking model positions Bankshares to compete not only with the large national and regional banking companies in the gathering of these funds, but also with local community banks. Management believes Bankshares is positioned to retain these deposits in a rising interest rate environment. Bankshares continues to promote its cash management services to its commercial customers in order to maintain and expand this key source of funding. However, should there be an outflow of deposits, a reversal of recent trends, the investment portfolio should provide adequate liquidity.

 In 2004, interest-bearing deposits represented 72.4% of average total deposits and were $7.5 billion, reflecting growth of 12.1% from 2003. The combination of savings, checking plus interest and money market accounts increased 19.2% on average. The move to these deposit products reflected customers’ preference for shorter-term investments, given the current interest rate environment. Certificates of deposit $100,000 and over and other time deposits increased 3.9% on average in 2004 over 2003.

 Total average noninterest-bearing deposits rose from $2.3 billion in 2003 to $2.9 billion in 2004, or 26.9%. Demand for this product has been strong among both commercial and retail customers throughout 2004. The low earnings credit rate (resulting from the overall low market interest rates) paid on the corporate cash management product required greater deposit balances to be maintained to pay for services. Management expects that as rates rise, the growth in deposit balances related to cash management products may slow, as could fee income growth from these products.

RISK MANAGEMENT

 Bankshares has established an integrated risk management structure in which senior management regularly identifies, measures and manages risks. The Chief Risk Officer coordinates and directs the work of several standing management committees charged with managing the risks Bankshares faces (see below) and provides regular reports to the Audit Committee.  These committees are:

• The Asset and Liability Committee (“ALCO”) which, as described in more detail below, manages interest rate risk, market risk and liquidity risk.

• The Credit Quality Committee, which oversees the establishment of consistent credit quality polices, monitors the functioning of the loan review function and determines the allowance for loan and lease loss reserves and related issues.

• The Compliance Committee establishes compliance guidelines and ensures strict compliance with all relevant regulatory and statutory requirements for Bankshares and its affiliates.

• The Disclosure Committee, comprised of senior representatives of all of Bankshares’ business lines, reviews Bankshares’ periodic filings and disclosures and ensures compliance with the requirements of U.S. securities laws. In conjunction with the Chief Executive Officer and the Chief Financial Officer, the Disclosure Committee is charged with the design and oversight of internal controls over financial reporting.

• The Technology and Operations Committee evaluates on an ongoing basis risk in bank operations and technology risk to Bankshares.

Credit Risk Analysis

 Bankshares’ loans and commitments are substantially to borrowers located in its immediate region. Bankshares has restricted its participation in multibank credits where Bankshares is not the managing or agent bank. Central to the operation of a sound and successful financial institution is the balanced management of asset growth and credit quality. Responsibility for loan underwriting and monitoring is clearly fixed on key management personnel in each of our affiliates and, ultimately, on the boards of directors of each affiliate. These responsibilities are supported at the holding company level by appropriate underwriting guidelines and effective ongoing loan review. In addition, Bankshares has set an internal limit for each affiliate bank that is well below the regulatory limit on the maximum amount of credit that may be extended to a single borrower. The lead bank, MSD&T, has a house limit of $25 million and the house limit at the next largest affiliate is $10 million. Bankshares’ house limit is $30 million, with exceptions approved by the MSD&T Banking Executive Committee of the Board and Bankshares management.

 The Bankshares loan review function examines each affiliate bank at least once every five quarters. These examinations provide Bankshares management with an independent perspective as to overall loan portfolio quality, risk profile, risk trends and credit administration processes at each affiliate. The Bankshares Audit Committee receives quarterly reports on the findings.

ALLOWANCE AS A PERCENT OF PERIOD-END LOANS; NONPERFORMING LOANS AS A PERCENT OF PERIOD-END LOANS

ALLOWANCE FOR LOAN LOSSES

	Year ended December 31,
(Dollars in thousands)	2004	2003	2002	2001	2000
Allowance balance - beginning	$155,337	$138,601	$141,463	$138,612	$117,997
Allowance of acquired banks	—	13,205	—	—	5,868
Charge-offs:
Commercial	(13,428)	(5,140)	(13,393)	(3,757)	(2,640)
Commercial real estate	(67)	(625)	(471)	(42)	(235)
Construction	—	(170)	—	(90)	(11)
Residential real estate	(427)	(246)	(251)	(104)	(322)
Consumer	(4,453)	(4,367)	(3,306)	(3,507)	(2,998)
Lease financing	(5)	(1,776)	(4,800)	(5,828)	—
Total	(18,380)	(12,324)	(22,221)	(13,328)	(6,206)
Recoveries:
Commercial	1,662	1,029	686	635	1,765
Commercial real estate	118	174	161	160	198
Construction	5	136	226	78	177
Residential real estate	378	125	128	147	144
Consumer	2,555	1,970	1,570	1,725	1,438
Lease financing	106	316	210	—	—
Total	4,824	3,750	2,981	2,745	3,722
Net charge-offs	(13,556)	(8,574)	(19,240)	(10,583)	(2,484)
Provision for loan losses	7,221	12,105	16,378	13,434	17,231
Allowance balance - ending	$149,002	$155,337	$138,601	$141,463	$138,612
Average loans	$9,719,409	$8,088,982	$7,088,844	$6,832,856	$6,169,632
Percent of net charge-offs to average loans	0.14%	0.11%	0.27%	0.15%	0.04%
Period-end loans	$10,228,433	$9,272,160	$7,312,027	$6,906,246	$6,693,294
Percent of allowance for loan losses to period-end loans	1.46%	1.68%	1.90%	2.05%	2.07%

 Bankshares maintains an allowance for loan losses at a level considered by management to be adequate to absorb potential losses inherent in the loan portfolio. The allowance for loan losses is comprised of specific allocations to impaired loans, general allocations to pools of loans not deemed impaired and an unallocated amount. The portfolio review and the calculation of the allowance for loan losses are performed on a quarterly basis by Bankshares management. The calculation is reviewed by the Bankshares Credit Quality Committee and each affiliate bank as to its specific allowance. The aggregate calculation establishes a targeted minimum level for the allowance at each affiliate, subject to review and feedback from each affiliate. Final approval rests with the Credit Quality Committee. The final evaluation is reviewed with the Bankshares Audit Committee. All loan loss reserves are subject to annual bank regulatory examinations and determinations as to their methodology and adequacy. Overall, the determinations of the allowance for loan losses incorporate SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure.” Also incorporated in determination of the allowance is SFAS No. 5, “Accounting for Contingencies”; guidance contained in the Securities and Exchange Commission’s SAB No. 102, “Loan Loss Allowance Methodology and Documentation”; and the Federal Financial Institutions Examination Council’s Policy Statement on Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

The table below presents the amount of allowance for loan losses and the percentage distribution of loan amounts in each category, at the date shown:

	Allowance amount allocated as of December 31,
	2004		2003		2002		2001		2000
(Dollars in thousands)	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Allowance amount allocated to:
Commercial	$56,337	27.6%	$92,079	27.8%	$88,111	31.5%	$65,938	32.3%	$55,400	33.1%
Commercial real estate (1)	32,770	30.5	28,237	29.5	21,275	27.6	13,315	26.3	—	21.0
Construction	11,080	12.4	10,806	11.5	9,644	11.1	7,124	9.4	18,000	12.3
Residential real estate	10,303	14.5	7,263	14.4	3,645	14.6	2,866	15.4	9,700	16.2
Consumer	14,247	14.5	14,447	16.0	6,565	13.9	6,149	14.4	5,500	15.0
Lease financing	2,578	0.5	2,505	0.8	9,361	1.3	26,594	2.2	—	2.4
Allowance amount not allocated	21,687		—		—		19,477		50,012
Total	$149,002	100.0%	$155,337	100.0%	$138,601	100.0%	$141,463	100.0%	$138,612	100.0%

(1) Commercial real estate allowance amount is included in commercial for December 31, 2000.

Allowance for Loan Losses

 The allowance for loan losses is comprised of specific allocations to impaired loans, general allocations to pools of loans not deemed impaired and an unallocated amount. Current trends and economic conditions that affect the collectibility of the loan portfolio are incorporated into the general allocation. These can include, but are not limited to, exposure to an industry experiencing problems, changes in the nature or volume of the portfolio, delinquency and nonaccrual trends.

 The specific allowance allocation is based on an analysis of the loan portfolio by each affiliate bank and Loan Review. Each loan with an outstanding balance in excess of a specified threshold that is either on nonaccrual status or on the Watchlist is evaluated. The Watchlist represents loans identified and closely followed by management. They possess certain qualities or characteristics that may lead to collection and loss issues. Monitored loans, which are included in the Watchlist, display additional risk characteristics suggesting they may be classified as nonperforming loans in the near feature. The identified loans are evaluated for potential loss in accordance with SFAS No. 114 and SFAS No. 118 by analyzing current collateral values or present value of cash flows, as well as the capacity of the guarantor, as applicable. The specific allocation resulting from this review decreased 28.9% to $10.6 million from $14.9 million at December 31, 2004 and 2003, respectively related to specific loan balances of $18.4 million and $26.7 million. The decrease is largely attributable to a charge-off related to one credit in the amount of $3.8 million, where Bankshares accepted a payment terminating its interest in that credit. Two remaining credit exposures at MSD&T accounted for $9.5 million, based on the fair value of the collateral, of the specific allocation at December 31, 2004. These credits were also specifically reserved at December 31, 2003. See “Nonperforming Assets” below for more detail.

 The general allowance calculation, which is completed on a quarterly basis, begins with segmentation of the remaining (unimpaired) portfolio according to loan types. Historical loss factors are maintained for each loan type, providing the starting point of the analysis. Historical loss factors are applied to all non-Watchlist loans. Management is currently utilizing the past five-year loss history specific to each major segment to perform the allocation. Historical loss factors are adjusted to reflect the point in time that management initially identified a potential impairment loss in such risk-rated loans, as opposed to when such loss is actually taken as a charge-off against the allowance. This adjustment is necessary, as Bankshares’ practice generally has been to work with its borrowers through their economic difficulties and record a charge-off when all recovery efforts have been exhausted. Accordingly, historical losses may tend to lag the national and regional economic cycles. Bankshares also has developed data on probability of default and loss given default, which have been incorporated for the higher risk rated credits, which include Watchlist loans that are not currently impaired. Those loss factors are then applied to all loans within the same risk rating. Qualitative factors that may cause credit losses to deviate from average historical experience are then developed. These include but are not limited to: changes in the volume and severity of past due loans; changes in the volume of Watchlist loans and nonaccruals; concentrations in a specific industry or geographic location; administrative risk concerns that include changes in the loan review and loan grading system; changes in lending policies and procedures (which include underwriting, collection, charge-off and recovery practices); changes in management or the staff of any previously mentioned areas; and current economic conditions and indicators. Both internal and external peer data are utilized as applicable to establish these factors. Management’s judgment and experience are key to this process. These factors are revised to address current conditions and trends in the portfolio. The general allowance was $138.4 million and $140.4 million at December 31, 2004 and 2003, respectively. Changes in the general allocation can be attributed to the ongoing refinement of the methodology in quantifying risk segments and estimation techniques used in the calculation. Historical loss factors increased for the commercial and industrial portfolio and the leasing portfolio and reflect the increase in recent charge-off activities. Historical loss experience declined in the other portfolios. Improvement in the economy and delinquencies contributed to a lower allocation to each portfolio. In addition, the general allocation for the commercial and industrial portfolio declined due to the significant decrease in monitored loans from $28.4 million at December 31, 2003 to $6.4 million at December 31, 2004. This category has the highest risk rating and corresponding loss allocation for performing loans. During 2004, management enhanced its risk rating categories to provide more granularity in assessing the overall risk profile of the portfolio. The increased allocation to residential real estate loans was attributable to this enhancement.

 The allowance amount not allocated represents the differential between the combined specific and general allocations and the actual allowance. The unallocated allowance recognizes the imprecision inherent in estimating and measuring loss when allocating the allowance to individual or pools of loans. It takes into consideration the allowance level deemed appropriate by each affiliate based on its local knowledge and feedback from Bank regulators and their view from the standpoint of safety and soundness, among other factors.

 The allowance for loan losses as a percent of loans declined to 1.46% at December 31, 2004 compared with 1.68% at December 31, 2003. This reflects overall improving credit quality trends and the disposition, as previously mentioned, of problem credits. Bankshares accepted a $6.0 million payment, which terminated its interest in one of the two monitored loans secured by commercial aircraft and resulted in a loss of $8.1 million.  During 2004 the provision for loan loss expense was $7.2 million compared with $12.1 million in 2003. Net charge-offs increased to $13.6 million during 2004 compared with $8.6 million during 2003. The commercial portfolio represented the largest net charge-off amount for 2004 at $11.8 million, or 86.8% of total net charge-offs. Net charge-offs as a percent of average loans were .14%, .11% and .27% for the years ended December 31, 2004, 2003 and 2002, respectively. Intensive collection efforts continue after a loan is charged off in order to maximize the recovery of amounts previously charged off. Recoveries as a percent of loans charged-off were 26.3% in 2004, 30.4% in 2003 and 13.4% in 2002. Recoveries in a given year may not relate to loans charged off in that year. Further details related to the allowance for loan losses are shown in the tables above and in Note No. 4 of the financial statements.

 NONPERFORMING ASSETS

A five-year comparison of nonperforming assets is presented below:

	December 31,
(Dollars in thousands)	2004	2003	2002	2001	2000
Nonaccrual loans (1)
Commercial	$25,030	$36,569	$15,938	$17,720	$15,888
Commercial real estate	1,959	7,363	9,322	5,564	6,848
Construction	9	651	1,365	2,201	3,394
Residential real estate	2,748	3,721	2,479	2,251	3,123
Consumer	672	1,224	261	408	249
Lease financing	480	824	4,006	4,775	863
Total	30,898	50,352	33,371	32,919	30,365
Renegotiated loans (1)	—	—	—	—	—
Loans contractually past due 90 days or more and still accruing interest	—	—	—	—	—
Total nonperforming loans	30,898	50,352	33,371	32,919	30,365
Other real estate owned	212	191	132	181	1,005
Total nonperforming assets	$31,110	$50,543	$33,503	$33,100	$31,370
Nonperforming loans as a percent of period-end loans	.30%	.54%	.46%	.48%	.45%
Nonperforming assets as a percent of period-end loans and other real estate owned	.30%	.55%	.46%	.48%	.47%

(1)  Aggregate gross interest income of $2.5 million and $4.1 million in 2004 and 2003, respectively, on nonaccrual and renegotiated loans would have been recorded if these loans had been accruing on their original terms throughout the period or since origination if held for part of the period. The amount of interest income on the nonaccrual and renegotiated loans that was recorded totaled $0.8 million and $2.1 million in 2004 and 2003, respectively.

 Note: Management was monitoring loans estimated to aggregate $6.4 million at December 31, 2004 and $28.4 million at December 31, 2003 that were not classified as nonaccrual or renegotiated loans. These loans had characteristics which indicated they might become nonaccrual in the future.

Nonperforming Assets

 Nonperforming assets consist of nonaccrual loans, renegotiated loans and other real estate owned (i.e., real estate acquired in foreclosure or in lieu of foreclosure). With respect to nonaccrual loans, our policy is that, regardless of the value of the underlying collateral and/or guarantees, no interest is accrued on the entire balance once either principal or interest payments on any loan is 90 days past due at the end of a calendar quarter. All accrued and uncollected interest on such loans is reversed out of interest income and is recognized only as it is collected. If a loan is impaired and has a specific loss allocation based on an analysis under SFAS No. 114, all payments are applied against the loan’s principal. A loan may be put on nonaccrual status sooner than this standard if, in management’s judgment, such action is warranted.

 Nonperforming assets as a percent of period-end loans and other real estate owned was .30% at December 31, 2004 compared with .55% in the preceding year.  At year-end 2004, nonperforming assets were $31.1 million compared with $50.5 million at year-end 2003.  Nonperforming loans totaled $30.9 million at December 31, 2004 compared with $50.4 million at December 31, 2003.  Nonperforming loans decreased in all categories of the loan portfolio. The largest dollar decrease in nonperforming loans was $11.5 million in the commercial and industrial category, which accounted for 81% of nonperforming loans at December 31, 2004.  The decline primarily relates to the previously mentioned acceptance of payment and charge-off of a nonperforming loan in the fourth quarter of 2004. The restoration of one customer to full accrual status accounted for $2.5 million of the $5.4 million decrease in commercial real estate nonaccrual loans.

The level of monitored loans, or loans with characteristics suggesting that they may be classified as nonperforming in the near future, decreased during the year. At December 31, 2004, monitored loans were $6.4 million compared with $28.4 million a year before. Bankshares had two loans in the “monitored” category that were made in 1998 and 1999 and were secured by commercial aircraft.  On November 6, 2004, Bankshares accepted a $6.0 million payment, which terminated its interest in one of the loans. This loan had an outstanding principal balance of $14.1 million at that date.  The $8.1 million difference was charged against the allowance for loan losses in the fourth quarter of 2004.  Although both loans continued to be performing in accordance with their terms, management’s decision to accept this payment was attributable to a number of factors including the noncore nature of the loan, the residual risk and the risk of declining collateral value, and continuing concerns about the commercial airline industry.  The other loan to the same borrower represents a $2.6 million exposure and remains in the monitored category.  This loan matures in February 2009 and carries a significant guarantee.

 Other real estate owned was $212 thousand at December 31, 2004 compared with $191 thousand at December 31, 2003. These properties generally are sold within a short period. Therefore, regardless of the amount, the properties generally will have changed from year to year. Other real estate owned is carried at the lower of cost or fair market value. Refer to the data in the “Nonperforming Assets” chart above, which shows the changes in the amounts of various categories of nonperforming assets over the last five years and sets forth the relationship between nonperforming loans and total loans.

LOAN MATURITY SCHEDULE

The following table illustrates loan diversity by maturity distribution for commercial (including commercial real estate and lease financing) and construction loans as of December 31, 2004.

	Maturing
(Dollars in thousands)	1 year or less	Over 1 through 5 years	Over 5 years	Total
Commercial	$1,871,052	$2,783,265	$1,335,077	$5,989,394
Construction	485,441	575,252	207,657	1,268,350
Total	$2,356,493	$3,358,517	$1,542,734	$7,257,744

 Of the $4.9 billion in loans maturing after one year, $2.1 billion, or 42.0%, have fixed interest rates and $2.8 billion, or 58.0%, have variable interest rates.

Asset/Liability and Market Risk Management

Asset/liability management involves the evaluation, monitoring and management of interest rate risk, market risk, liquidity and funding. The Asset/Liability Management Committee oversees policy guidelines and reports periodically to the Audit Committee of the Board of Directors. This Committee consists of senior financial and business executives. Treasury division management and other finance personnel monitor the day-to-day exposure to interest rates in response to loan and deposit flows.

Interest Rate Risk

 Interest rate risk, which potentially can have a significant earnings impact, is an integral part of being a financial intermediary. Bankshares is subject to interest rate risk due to a variety of factors including:

•                  Assets and liabilities may mature or reprice at different times (for example, currently our assets reprice faster than our liabilities and if interest rates fall, earnings will initially decline);

•                  Assets and liabilities may reprice at the same time but by different amounts (for example, when the market level of interest rates is falling, we may reduce rates paid on checking and savings deposit accounts by an amount that is less than the general decline in market interest rates);

•                  Short-term and long-term market interest rates may change by different amounts (i.e., the shape of the yield curve may affect new loan and investment yields and funding costs differently); or

•                  The remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change (for example, if long-term mortgage rates fall, mortgage-backed securities may prepay significantly earlier than anticipated, which could reduce portfolio income). In addition, interest rate changes have an indirect impact on loan demand, credit losses, mortgage originations, the value of mortgage servicing rights and other sources of earnings.

 A balance sheet is considered asset-sensitive when its assets (loans and securities) reprice faster or to a greater extent than liabilities (deposits and borrowings). An asset-sensitive balance sheet will produce more net interest income when rates rise and less net interest income when rates fall. A balance sheet is described as liability-sensitive when its liabilities (deposits or borrowings) reprice more frequently or to a greater degree than its assets (loans and securities). A liability-sensitive balance sheet will produce a lower level of net interest income when interest rates rise and more net interest income when rates fall. Bankshares’ large and relatively rate- insensitive deposit base funds a portfolio with a large percentage of floating-rate commercial and consumer loans, which creates a bias towards asset sensitivity.

 To manage this asset sensitivity in our balance sheet, we maintain a large portfolio of fixed-rate, although short-duration, investments. Periodically, we elect to use derivatives to protect assets and liabilities from changes in interest rates. When deciding whether to use derivatives instead of cash market instruments to achieve the same goal, we consider a number of factors, such as cost, efficiency, the effect on our liquidity and capital, and our overall strategy. The derivatives we use for interest rate risk management purposes are primarily interest rate swaps. We fully incorporate the market risk associated with interest rate risk management derivatives into our earnings simulation model in the same manner as other on-balance-sheet financial instruments.

 We analyze and manage interest rate risk by forecasting a wide range of interest rate scenarios for time periods as long as 24 months. However, in analyzing interest rate sensitivity for policy measurement, we compare our forecasted net interest income in both  “high rate” and “low rate” scenarios to our most likely earnings estimate utilizing a “flat rate” scenario. The policy measurement periods are 12 and 24 months in length, beginning with the first month of the forecast. Our objective is to manage prudently the interest-bearing assets and liabilities on our balance sheet in ways that minimize our exposure to changes in interest rates. Our policy is to limit the risk we take through balance sheet management actions to 5% and 8% of our net interest income in the 12-month and 24-month measurement periods, respectively.

 Our “high rate” and “low rate” scenarios assume gradual 100 and 200 basis point increases or decreases in the federal funds rate relative to the “flat rate” scenario. Our standard approach evaluates expected net interest income in a 200 basis point range both above and below the “flat rate” scenario. However, due to the currently low absolute levels of interest rates, we have modified the “low rate” scenario to measure a decline of 50 basis points.

 To capture the impact of yield curve-related risk, we simultaneously measure the impact of nonparallel shifts in rates. A parallel shift would move all points on the yield curve by the same increments. A nonparallel shift would consist of a 100 basis point increase in short-term rates, while long-term rates would increase by a different amount. A rate shift in which short-term rates rise to a greater extent than long-term rates is referred to as a “flattening” of the yield curve. Conversely, long-term rates rising to a greater extent than short-term rates would lead to a “steepening” of the yield curve.

 Improving economic growth in the first half of 2004 resulted in the Federal Reserve Board adjusting its position on the level of interest rates. Whereas the Federal Reserve Board continued to pursue an accommodative monetary policy in 2003, it began tightening monetary policy on June 30, 2004. By December 31, 2004, the Federal Reserve Board had raised interest rates by 125 basis points. As a result, the historically steep yield curve environment that persisted in 2003 began to shift to a flatter yield curve environment. Accordingly, throughout 2004 we evaluated rate shifts that included a flattening of the yield curve. Interest rate risk management decisions are made based on a composite view of both parallel and nonparallel shifts.

 Bankshares’ Consolidated Balance Sheet had been positioned for a rate rise, and the increase in 2004 net interest income reflects some of the benefit of the Federal Reserve Board rate increases. Additionally, in 2004 we continued our investment strategy of shifting the portfolio mix into a higher percentage of mortgage-backed securities. We use mortgage-backed securities as a hedge against both rising and falling interest rates, depending on their purchase price, which has a significant impact on their yield in different rate environments. We selectively include current coupon mortgage securities in our portfolio as a hedge against a continued low rate environment. Mortgage securities purchased at a discount are used to hedge against declining rates.

EARNINGS SENSITIVITY

 The following table summarizes the effect a positive 100 and 200 basis point change and a negative 50 basis point change in interest rates would have on Bankshares’ net interest income over the next 12 months.

	Calculated increase / (decrease) in projected net interest income
Change in interest rates	As of December 31,
(basis points)	2004	2003
+200	5.5%	4.6%
+100	2.8%	2.4%
-50	(1.8)%	(2.1)%

 As seen in the “Earnings Sensitivity” table above, within a one-year horizon, the earnings sensitivity model forecasts that, compared with the net interest income projection under stable rates, net interest income would increase by 2.8% and 5.5% if interest rates increased by 100 and 200 basis points, respectively, and that net interest income would decrease by 1.8% if interest rates decreased by 50 basis points. These results are not necessarily indicative of future actual results, nor do they take into account certain actions that management may undertake in response to future changes in interest rates.

Market Risk

 Market risk is defined as the constraint imposed by lower market values of assets and liabilities as interest rates and equity markets fluctuate. Changes in market values also impact the fee income earned by IWM, where a significant portion of the fee schedule is tied to current asset values under management or administration. Bankshares has designated substantially all of its investment portfolio as available-for-sale, and in accordance with financial reporting standards, this portfolio is reported at fair value. Changes in fair value, net of tax, are reflected as a component of shareholders’ equity.

Trading Activities

 In 2004, we began marketing capital markets products to our customers. From a market risk perspective, Bankshares’ net income is exposed to changes in interest rates, credit spreads and equity and their implied volatilities. The primary purpose of the Capital Markets Group business is to accommodate customers in the management of their market price risks. Derivative transactions executed with customers are simultaneously hedged in the capital markets. All derivatives transacted with customers or used to hedge capital market transactions with customers are carried at fair value. The Asset/Liability Management Committee establishes and monitors counterparty risk limits. The notional amount, exposure amount and estimated net fair value of all customer accommodation derivatives at December 31, 2004 are included in Note No. 18 of the financial statements.

Equity Markets

 We are directly and indirectly affected by changes in the equity markets. We make and manage direct equity investments in start-up businesses, emerging growth companies and other corporate capitalizations. We also invest in hedge funds managers that make similar investments. These private equity investments are made within capital allocations approved by Bankshares management. Management reviews these investments at least quarterly and assesses them for possible other-than-temporary impairment. For nonmarketable investments, the analysis is based on facts and circumstances of each individual investment and the expectations for that investment’s cash flows and capital needs, the viability of the business model and an appropriate exit strategy. Private equity investments totaled $24.7 million at December 31, 2004 and $17.6 million at December 31, 2003. Hedge funds investment totaled $77.5 million at December 31, 2004 and $81.1 million at December 31, 2003.

 Changes in equity market prices may also indirectly affect Bankshares’ net income (1) by affecting the value of third-party assets under management or administration and, hence, fee income; (2) by affecting particular borrowers, whose ability to repay principal and/or interest may be affected by the stock market; or (3) by affecting brokerage activity, related commission income and other business activities; and (4) by affecting the income derived from the value of hedge funds investments.

 Bankshares’ maintenance of capital ratios well above regulatory requirements (see “Capital Resources and Adequacy” below) provides management with the flexibility to utilize the available-for-sale portfolio for liquidity and interest rate risk management needs, even during a period when valuations are depressed. Maintaining a fairly short duration in the portfolio also mitigates market risk.

Liquidity Risk

 Liquidity risk is the possibility that Bankshares will not be able to fund present and future financial obligations. The objective of liquidity management is to maintain the ability to meet commitments to fund loans, purchase securities and repay deposits and other liabilities in accordance with their terms. To achieve this objective, the Asset/Liability Management Committee establishes and monitors liquidity guidelines that require sufficient asset-based liquidity to cover potential funding requirements and to avoid over-reliance on volatile, less reliable funding markets. Debt securities in the available-for-sale portfolio provide asset liquidity, in addition to the immediately liquid resources of cash and due from banks and federal funds sold and securities purchased under resale agreements. By limiting the maturity of securities and maintaining a conservative investment posture, management can rely on the investment portfolio to help meet any short-term funding needs. U.S. Treasury and U.S. Agency securities, which provide the greatest liquidity, averaged $1.6 billion in 2004, a 10.4% decrease from the average of $1.7 billion in 2003.

 Core customer deposits historically have provided a sizable source of relatively stable and low cost funds. At December 31, 2004, core deposits (total deposits less certificates of deposit of $100,000 and over), averaged $9.1 billion compared with $7.7 billion at December 31, 2003. However, should there be an outflow of deposits, a reversal of recent trends, the investment portfolio should provide adequate liquidity. Although not viewed as core deposits, a substantial portion of short-term borrowings comprised of securities sold under agreements to repurchase and commercial paper originate from core deposit relationships tied to the overnight cash management program offered to customers. Short-term borrowings averaged $932.5 million during 2004, a 9.5% increase from the 2003 level. Short-term borrowings were $887.9 million at December 31, 2004 and $809.0 million at December 31, 2003.

 In addition to these sources, Bankshares has access to national markets for certificates of deposit, commercial paper and debt financing. Should Bankshares need to supplement its liquidity, it also has $1.8 billion in lines with the Federal Home Loan Bank Atlanta (“FHLB”) and back-up commercial paper lines of $40 million with commercial banks. Bankshares is required to obtain approval from holders of Bankshares’ 6.72% and 6.80% unsecured senior notes if Bankshares incrementally borrows in excess of $150 million under the FHLB lines.

 Long-term debt increased to $691.0 million at December 31, 2004 from $647.7 million at December 31, 2003, primarily due to the sale of the Hopkins Plaza Building which, based on the terms of the sales agreement, under the applicable accounting rules was required to be treated as a financing of the $51.2 million sale price. During 2004, $8.0 million was repaid on previously existing long-term debt. Bankshares can access the capital markets for long-term funding by issuing registered debt and private placements. In December 2004, Moody’s Investors Service affirmed Mercantile Bankshares Corporation’s commercial paper rating of  “P-1” and the Corporation’s subordinated debt rating of  “A2.” Also in December 2004, Standard & Poor’s Ratings Service affirmed Bankshares’ rating of  “A+/Stable/A-1” and counterparty rating of  “A+/Stable/A-1.” Rating agencies base their ratings on many quantitative and qualitative factors including capital adequacy, liquidity, asset quality, quality of the management team, business mix and the level and quality of earnings.

TIER I CAPITAL RATIO*

Regulatory Tier I Minimum: 4%

* Tier I equity as percentages of risk-adjusted total assets at December 31,

DIVIDENDS PER SHARE

Five-Year Compound Growth Rate: 8.0%

Capital Resources and Adequacy

 Bankshares has consistently maintained a capital to asset ratio higher than its peers, as reported in data furnished by its regulators. Shareholders’ equity averaged $1.9 billion during 2004, which represented an increase of $374.5 million, or 25.0%, over the prior year’s average.

  Maintenance of capital strength has long been a guiding principle of Bankshares. Ample capital is necessary to sustain growth, to provide a measure of protection against unanticipated declines in asset values and to safeguard the funds of depositors. Capital also provides a source of funds to meet loan demand and enables Bankshares to manage its assets and liabilities effectively.

 Shareholders’ equity increased 4.1% to $1.9 billion at year-end 2004 from $1.8 billion at year-end 2003. The increase can be attributed primarily to earnings growth offset by increased cash dividend payments and share repurchases. Book value per share was $24.18 at December 31, 2004 compared with $23.08 at December 31, 2003. The ratio of average equity to average assets was 13.38%

in 2004 and 12.51% in 2003, ranking Bankshares among the most strongly capitalized banks in the industry. Excluding intangible assets, average tangible equity to average tangible assets was 9.70% in 2004 and 10.34% in 2003.

 While maintaining exceptional capital strength and financing growth of the corporation, Bankshares also has pursued a share repurchase program. In 2001, the Board of Directors authorized the repurchase of shares of common stock under these programs. At December 31, 2004, there remained 476,327 shares of common stock authorized for repurchase. The share repurchase program has supported management’s strategy to enhance shareholder value. Management has repurchased shares in open market and privately negotiated transactions during periods when capital accumulates at a rate in excess of that required to support the growth of earning assets. See Note No. 11 of the financial statements and the “Statements of Changes in Consolidated Shareholders’ Equity” below for details related to the share repurchase program.

 Various bank regulatory agencies have implemented capital guidelines, which are directly related to a bank’s risk-based capital ratios. By regulatory definition, a well-capitalized institution, such as Bankshares, faces fewer regulatory constraints on its operations than institutions classified as undercapitalized. For example, only well-capitalized banks can accept brokered deposits without advance regulatory approval. In addition, FDIC deposit insurance premium rates are significantly lower for banks with higher capital levels. The “Tier I Capital Ratios” graph above shows that Bankshares has maintained capital levels well in excess of the regulatory minimum over each of the last five years. For a further discussion of the regulatory capital requirements that apply to Bankshares, see Note No. 11 of the financial statements. Bank regulatory agencies also impose certain restrictions on transactions among and between subsidiaries of bank holding companies, including extensions of credit, transfers of assets and payments of dividends. Historically, the dividend restrictions have not limited dividend payments at Bankshares, and it is not anticipated that they will have a constraining effect in the future. In addition to dividend restrictions, capital requirements also are affected by off-balance sheet risks. These include such items as letters of credit and commitments to extend credit. Refer to Note No. 10 of the financial statements for information regarding Bankshares’ commitments.

DIVIDENDS

	2004				2003
Quarter	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Common dividends	.35	.35	.35	.33	.33	.33	.33	.30

 Bankshares has paid quarterly cash dividends on its common stock since September 1970 when such stock was first issued. Bankshares intends to consider quarterly payment of dividends on its common stock, but such payment is necessarily dependent on many factors, including the future earnings and financial requirements of Bankshares and its affiliates.

 For the 28th consecutive year, the annual dividend paid on common stock exceeded the prior year’s level. Effective with the June 2004 dividend, the quarterly cash dividend was increased 6% to $.35 from $.33 per share. Over the last five years, dividends have increased at a compound growth rate of 8.0%. Management periodically will evaluate the dividend rate in light of Bankshares’ capital strength, profitability and conditions prevailing in the economy in general and the banking industry in particular. The annual dividends paid per common share were $1.38 in 2004 and $1.29 in 2003. Total cash dividends paid were $109.3 million in 2004 and $95.8 million in 2003. The “Dividends” table above presents quarterly dividends paid over the last two years.

RECENT COMMON STOCK PRICES

Market Prices (1)

	2004				2003
Quarter	4th	3rd	2nd	1st	4th	3rd	2nd	1st
High	53.09	49.34	47.93	46.01	45.95	42.49	41.30	40.47
Low	47.07	44.18	40.31	41.50	39.76	38.91	33.90	30.16

(1) The stock of Mercantile Bankshares Corporation is traded on the Nasdaq National Market under the symbol MRBK. The quotations represent actual transactions.

As of February 28, 2005, there were 10,152 shareholders of record.

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

 Bankshares’ mortgage banking subsidiary, as a Fannie Mae Delegated Underwriting and Servicing lender, has a loss sharing arrangement for loans originated on behalf of and sold to Fannie Mae. In the ordinary course of business, Bankshares routinely originates and sells mortgage loans on the secondary market. Typically these loans are sold under forward commitments on a servicing released basis. Refer to Note No. 10 of the financial statements for additional information regarding commitments relating to mortgage banking.

Contractual Obligations and Other Commitments

 Through the normal course of business, Bankshares enters into certain contractual obligations and other commitments. Such obligations generally relate to funding operations through debt arrangements as well as leases of premises and equipment. These commitments for 2005 include budgeted requests for approximately $26.1 million of capital expenditures for new and existing banking offices and replacement of furniture, equipment and technology. While these items have been included in the budget for 2005, they are subject to a review and approval process prior to funding. For further information on commitments, see Notes No. 5, 9 and 10 of the financial statements.

 Guarantees are contracts that contingently require us to make payments to a guaranteed party based on an event or changes in an underlying asset, liability, rate or index.

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

The table below summarizes significant contractual obligations and other commitments:

(Dollars in thousands)	1 Year or less	1-3 years	3-5 years	After 5 years	Total
Contractual obligations
Long-term debt (1)	$7,918	$75,722	$42,132	$565,183	$690,955
Operating leases	13,371	22,792	13,707	21,955	71,825
Purchase obligations	5,000	10,000	10,000	10,000	35,000
Total contractual obligations by period	$26,289	$108,514	$65,839	$597,138	$797,780
Other commitments
Commitments to extend credit					$4,229,011
Standby letters of credit and financial guarantees					379,807
Unfunded third-party private equity investments					28,922
Total other commitments					$4,637,740

(1) Includes $51.2 million in financing resulting from the sale of the Hopkins Plaza Building. Includes principal payments only.

REVIEW OF EARNINGS AND BALANCE SHEET FOR 2003 TO 2002

Performance & Operating Analysis

 On August 12, 2003, Bankshares completed its acquisition of Farmers, a bank holding company headquartered in Frederick, Maryland.  On the date of purchase, Farmers had total loans of $1.4 billion, total investment securities of $638.0 million, total earning assets of $2.0 billion, and total deposits of $1.7 billion. The results of operations and balances for Farmers are included in the consolidated financial statements from the merger date forward. This acquisition had a significant impact on 2003 performance compared with 2002.

 Net income in 2003 was $196.8 million compared with $190.2 million in 2002, a 3% increase.  Diluted net income per common share was $2.68 in 2003 compared with $2.72 in 2002, a decrease of 1%. Return on average assets was 1.64%, and return on average equity was 13.15% in 2003 compared with 1.88% and 15.12%, respectively, in 2002. Average assets increased 18% to $12.0 billion; average deposits increased 18% to $9.0 billion; and average loans increased 14% to $8.1 billion for the year ended December 31, 2003 compared with the prior year.

 Net interest income, on a fully tax-equivalent basis, was $479.1 million in 2003 compared with $447.2 million in 2002.  Both changes in the level of interest rates and changes in the amount and composition of interest-earning assets and interest-bearing liabilities affected net interest income.  In 2003 the Federal Reserve Board reduced short-term rates by 25 basis points.  Bankshares is asset sensitive, and in a falling rate environment, the net interest margin (net interest income expressed as a percent of average earning assets) tends to compress, and growth in net interest income tends to slow. The 13 basis point decline in the spread was attributable to the difficulty of further reducing the rate paid on managed-rate deposits. Bankshares’ net interest margin declined to 4.32% in 2003 from 4.65% in 2002, primarily due to the reduced benefit derived from noninterest-bearing funds.  This benefit fell from 60 basis points for 2002 to 40 basis points for 2003.

 Noninterest income increased by 27% to $183.6 million in 2003 from $144.5 million in 2002, largely due to the Farmers acquisition.  Additionally, an increase in IWM revenue of $10.5 million was due principally to the inclusion of Boyd Watterson and Peremel, which were acquired in March and April of 2003, respectively. Together these acquisitions added $8.2 million in IWM revenues. The $6.3 million increase in investment securities gains mostly represents sales of equity securities, with the balance related to the continued restructuring of the investment securities bond portfolio.  Nonmarketable investments increased by $9.9 million to $10.2 million in 2003 from $0.3 million in 2002, as a result of income derived from Bankshares’ investment of $75 million in hedge funds and $50 million in bank-owned life insurance in 2003. Other noninterest income, including service charges on deposit accounts, mortgage banking fees and other noninterest income remained strong, increasing by $12.4 million in 2003 compared with 2002 as a result of the Farmers acquisition.

 Noninterest expense increased by 24% to $337.4 million in 2003 from $272.6 million in 2002, principally as a result of the acquisitions. More than 50% of the increase was attributable to the increase in salaries and benefits. Contributing to this overall increase were $4.3 million in commissions and incentive compensation and approximately $3.6 million in severance expense, of which $0.8 million related to the accelerated vesting of restricted stock awards for employees in IWM whose employment was terminated.

 Net occupancy expense increased by $4.9 million, or 31%, during 2003 due mainly to the net additional 39 branch locations and three corporate offices relating to the acquisitions. Additionally, $1.2 million that related to terminating certain Banking lease agreements was reflected in the increase.

 Professional services, communications and supplies and marketing expenses increased $12.4 million, or 39%. Pretax merger-related expense contributed $4.8 million to this increase. Amortization of other identifiable intangibles increased $3.0 million in connection with the acquisitions.

Segment Reporting

Banking

 Net income in 2003 was $200.1 million compared with $183.7 million in 2002, an 8.9% increase. For the year ended December 31, 2003, average assets increased 16.3% to $11.7 billion; average deposits increased 18.9% to $9.1 billion; and average loans increased 14.1% to $8.1 billion.

 Net interest income, on a fully tax-equivalent basis, was $477.5 million in 2003 compared with $443.4 million in 2002.  The increase in net interest income was attributable to a 15.3% increase in average earning assets, which offset a 25 basis point decline in the net interest margin. Increases of 16.1% and 14.1% were recorded in the investment and loan portfolios, respectively. The Farmers acquisition contributed approximately 50% of these increases. The net interest margin declined to 4.38% in 2003 from 4.63% in 2002.

 Noninterest income increased to $98.4 million in 2003 from $77.0 million in 2002 largely due to the Farmers acquisition. Service charges on deposits and loan-related fees reflected the largest increases.  Additionally, other income consisting of revenues from electronic banking and merchant card processing, safe deposit box rent, travelers’ checks, money orders and bill collection increased by $16.7 million, or 29.0%, from 2002.

 Noninterest expense totaled $265.9 million in 2003 compared with $227.4 million in 2002, an increase of $38.5 million, or 16.9%. The increase in noninterest expense was principally due to the acquisitions. The increase was primarily related to increases in salaries and employee benefit expense of $20.9 million. The acquisitions, normal merit increases and incentive compensation contributed to this increase. In addition, occupancy and equipment expenses increased $4.6 million due to the acquisitions, higher rent and facility and technology maintenance cost.

IWM

 Net income in 2003 was $5.1 million compared with $12.1 million in 2002, a 58% decrease.  Pretax profit margins, prior to corporate overhead allocations, were 15.2% and 32.9% for 2003 and 2002, respectively.  These declines reflected decreasing equity market values and ongoing reorganization costs for the division.  Assets under administration by IWM increased $10.0 billion, or 38%, to $46.0 billion for the year ended December 31, 2003 compared with the prior year. The acquisition of Boyd Watterson and Peremel contributed approximately $3.6 billion and $0.6 billion, respectively, to the increase in assets under administration.

 IWM fee income increased to $78.6 million, or 15.7%, in 2003 from $68.0 million in 2002. Revenues from IWM represented the largest source of Bankshares’ noninterest income at 45%.

 Noninterest expense totaled $66.6 million in 2003 compared with $45.6 million in 2002, an increase of $21.0 million, or 46%. Expense growth associated with a full year of investments in people and new product capabilities exceeded the increase in revenues.  Additionally, expenses for 2003 included $3.6 million of severance and $0.5 million paid to terminate a technology equipment lease, both of which were related to the ongoing repositioning of IWM’s capabilities and its infrastructure.  In 2002, severance expense for IWM totaled $1.7 million.

Credit Quality Measures

 Provision for loan losses was $12.1 million in 2003 compared with $16.4 million in 2002.  Net charge-offs in 2003 were $8.6 million, or .11% of average total loans, compared with $19.2 million, or .27%, in 2002.  The allowance for loan losses was $155.3 million, or 1.68% of total loans, at December 31, 2003 compared with $138.6 million, or 1.90%, at December 31, 2002.

 At December 31, 2003, total nonperforming assets were $50.5 million, or .54% of total loans, compared with $33.5 million, or .46%, at December 31, 2002.  The 2003 increase was primarily in the commercial portfolio.

Capital Ratios

 The ratio of average shareholders’ equity to average total assets was 12.51% at December 31, 2003 and 12.43% at December 31, 2002.  Bankshares’ total risk-based capital ratio at December 31, 2003 was 16.63%, and its Tier I capital ratio was 12.46%, exceeding the minimum regulatory guidelines of 8% and 4%, respectively.  Bankshares’ leverage ratios were 9.60% and 11.20% at December 31, 2003 and 2002, respectively, exceeding the minimum regulatory guideline of 4%. As of December 31, 2003, all of Bankshares’ bank affiliates exceeded all capital adequacy requirements necessary to be considered “well-capitalized.”  For additional information on Bankshares’ risk-based capital ratio, see Note No. 11 of the financial statements.

QUARTERLY RESULTS OF OPERATIONS

The following is a summary of the quarterly results of operations:

	Three months ended
2004 (Dollars in thousands, except per share data)	Dec. 31	Sept. 30	June 30	March 31
Net interest income (1)	$143,710	$138,182	$133,484	$130,405
Provision for loan losses	—	2,442	2,353	2,426
Net income	60,612	56,785	56,313	55,697
Per share of common stock:
Basic	.77	.72	.71	.70
Diluted	.76	.71	.71	.69

	Three months ended
2003 (Dollars in thousands, except per share data)	Dec. 31	Sept. 30	June 30	March 31
Net interest income (1)	$130,886	$120,678	$110,339	$110,446
Provision for loan losses	3,033	3,005	3,051	3,016
Net income	50,645	47,173	50,010	48,986
Per share of common stock:
Basic	.64	.64	.73	.71
Diluted	.63	.63	.72	.71

(1)          Income from certain nonmarketable investments, primarily hedge funds, were reclassified into noninterest income from interest and dividends on investment securities.

NON-GAAP RECONCILIATION

		For the twelve months ended		For the quarter ended
		December 31,		December 31,
	(Dollars in thousands, except per share data)	2004	2003	2004	2003

(1) The net interest margin and efficiency ratios are presented on a fully tax-equivalent (FTE) and annualized basis.  The FTE basis adjusts for the tax-favored status of income from certain loans and investments.  Management believes this measure to be the preferred industry measurement of net interest income and provides a relevant comparison between taxable and non-taxable investments.

	Net interest income (GAAP basis)	$545,781	$472,349	$143,710	$130,886
	Tax-equivalent adjustment	6,744	6,760	1,660	1,881
	Net interest income - tax-equivalent	$552,525	$479,109	$145,370	$132,767

(2) Management excludes the balance of intangible assets and their related amortization expense from its calculation of return on average tangible assets, return on average tangible equity and average tangible equity to average tangible assets.  This adjustment allows management to review the core operating results and core capital position of Bankshares.  This is consistent with the treatment by bank regulatory agencies, which exclude goodwill and other intangible assets from their calculation of risk-based capital ratios.

	Return on average assets (GAAP basis)	1.64%	1.64%	1.68%	1.47%
	Impact of excluding average intangible assets and amortization	0.11	0.07	0.11	0.10
	Return on average tangible assets	1.75%	1.71%	1.79%	1.57%

	Return on average equity (GAAP basis)	12.26%	13.15%	12.62%	11.09%
	Impact of excluding average intangible assets and amortization	5.74	3.40	5.54	5.40
	Return on average tangible equity	18.00%	16.55%	18.16%	16.49%

	Average equity to average assets (GAAP basis)	13.38%	12.51%	13.35%	13.26%
	Impact of excluding average intangible assets and amortization	(3.68)	(2.17)	(3.51)	(3.75)
	Average tangible equity to average tangible assets	9.70%	10.34%	9.84%	9.51%

When computing the cash operating efficiency ratio and cash operating earnings, management excludes the amortization of intangible assets, restructuring charges, merger-related expenses, gains on sales of premises and gains and losses from sales of investment securities in order to assess the core operating results of Bankshares and because of the uncertainty as to timing and amount of gain or loss to be recognized.

(3) The efficiency ratio is measured by dividing noninterest expenses by the sum of net interest income on an FTE basis and noninterest income.

	Efficiency ratio (GAAP basis)	51.14%	50.92%	52.70%	54.47%
Impact of excluding:	Securities gains and (losses)	0.08	0.56	0.18	0.04
	Gains on sales of premises	0.11	0.02	0.01	—
	Amortization of deposit intangibles	(0.71)	(0.45)	(0.68)	(0.60)
	Amortization of other intangibles	(0.35)	(0.29)	(0.31)	(0.40)
	Restructuring charges	(0.59)	—	(0.70)	—
	Merger-related expenses	(0.05)	(1.24)	—	(2.59)
	Cash operating efficiency ratio	49.63%	49.52%	51.20%	50.92%

(4) Management presents cash operating earnings and diluted cash operating earnings per share in order to assess the core operating results of Bankshares.

	Net income (GAAP basis)	$229,407	$196,814	$60,612	$50,645
	Less: Securities (gains) and losses, net of tax	(749)	(4,314)	(426)	(74)
	Gains on sales of premises, net of tax	(1,005)	(138)	(26)	—
	Plus: Amortization of deposit intangibles, net of tax	3,305	1,821	826	670
	Amortization of other intangibles, net of tax	1,616	1,167	388	446
	Restructuring charges, net of tax	2,711	—	850	—
	Merger-related expenses, net of tax	248	4,844	—	2,847
	Cash operating earnings	$235,533	$200,194	$62,224	$54,534

	Diluted net income per share (GAAP basis)	$2.87	$2.68	$0.76	$0.63
	Less: Securities (gains) and losses, net of tax	(0.01)	(0.06)	(0.01)	—
	Gains on sales of premises, net of tax	(0.01)	—	—	—
	Plus: Amortization of deposit intangibles, net of tax	0.04	0.02	0.01	0.01
	Amortization of other intangibles, net of tax	0.02	0.02	0.01	0.01
	Restructuring charges, net of tax	0.04	—	0.01	—
	Merger-related expenses, net of tax	—	0.07	—	0.04
	Diluted cash operating earnings per share	$2.95	$2.73	$0.78	$0.69

RECENT FASB PRONOUNCEMENTS

 In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” which addresses the accounting for differences between contractual cash flows and expected cash flows for loans acquired in a transfer when those differences are attributable at least in part to credit quality.  It includes such loans acquired in purchase business combinations where there is evidence of deterioration in credit quality since origination. This SOP requires the difference between expected cash flows and the purchase price to be accreted as an adjustment to yield over the life of the acquired loans; the difference between contractual cash flows and expected cash flows is not subject to accretion. This SOP would represent a change from current practice where the allowance for loan losses is carried over in purchase accounting. The SOP is effective for loans acquired after December 15, 2004. Bankshares will evaluate the impact it will have on operations and financial statements with respect to new acquisitions.

 In November 2003, the Emerging Issues Task Force (“EITF”) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost. The Task Force requested that the FASB staff consider other impairment models within U.S. GAAP when developing its views. The Task Force also requested that the scope of the impairment issue be expanded to include equity investments and investments subject to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and that that issue be addressed by the Task Force as a separate EITF issue. At the EITF meeting, the Task Force reached a consensus on one issue that certain quantitative and qualitative disclosures should be required for securities accounted for under Statement 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Board ratified the consensus on that one issue at its November 25, 2003 meeting. In September 2004, the Financial Accounting Standards Board (“FASB”) directed the FASB staff to issue two proposed FASB Staff Positions (“FSP”): Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-1-b, which delays the effective date of Issue 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. The outcome of the proposed guidance under certain interpretations could have an adverse impact on Bankshares’ capital and earnings as it relates to securities deemed impaired within the available-for-sale investment portfolio. Bankshares cannot determine the potential impact until the FASB finalizes the proposed statement.

In December 2003, the FASB issued Statement No. 132 (revised 2003) SFAS No. 132R  “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, “Employers’ Accounting for Pensions”, No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” This Statement retains the disclosure requirements contained in FASB Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Statement SFAS 132R is effective for financial statements with fiscal years ending after December 15, 2003. Bankshares has complied with the standards and disclosure requirements of this statement as noted in Note No. 14.

 In May 2004, the FASB issued FSP FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which requires (a) the effects of the federal subsidy to be considered an actuarial gain and treated like similar gains and losses and (b) certain disclosures for employers that sponsor postretirement heath care plans that provide prescription drug benefits. The FASB’s related existing guidance, FSP FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” is superseded upon the effective date of FSP FAS 106-2. The effective date of the new FSP is the first interim or annual period beginning after June 15, 2004. Bankshares is currently reviewing the potential effect of the benefit that is at least actuarially equivalent to Medicare part D on its postretirement benefit plans.

  In December 2004, the FASB issued Statement No. 123 (Revised 2004) SFAS No. 123R, “Share-Based Payment,” which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. Share-based compensation arrangements include share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the Notes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Bankshares will be required to apply FASB 123R as of the first interim or annual reporting period that begins after June 15, 2005. Bankshares’ adopted the cost recognition provision of SFAS No. 123, “Accounting for Stock-Based Compensation,” in 1995 and has been expensing compensation cost related to these options. Bankshares does not anticipate this revision will have a material effect on the financial statements.

ITEM 7A.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 7A is set forth under the captions “Risk Management,”  “Interest Rate Risk,” “Interest Rate Sensitivity Analysis (Static Gap)” and “Earnings Simulation Model Projections” in Item 7.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting

Management of Mercantile Bankshares Corporation, (together with its consolidated subsidiaries, we, us or Bankshares), is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

(i)            pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Bankshares;

(ii)           provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Bankshares are being made only in accordance with authorization of management and directors of Bankshares; and

(iii)          provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

 Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

 Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria described in the “Internal Control-Integrated Framework” set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

 Based on our assessment and those criteria, management has concluded that, as of December 31, 2004, Bankshares’ internal control over financial reporting was effective.

 Our independent auditors have audited management’s assessment of the effectiveness of Bankshares’ internal control over financial reporting as of December 31, 2004 as stated in their report that appears on the following page.

/s/ Edward J. Kelly III
Chairman, President and Chief Executive Officer

/s/ Terry L. Troupe
Executive Vice President and Chief Financial Officer

Mercantile Bankshares Corporation
March 14, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Mercantile Bankshares Corporation:

We have completed an integrated audit of Mercantile Bankshares Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Mercantile Bankshares Corporation and its subsidiaries at December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria.  Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.  We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland
March 14, 2005

Item 8. Financial Statements and Supplementary Data

Consolidated Balance Sheets

DECEMBER 31,
(Dollars in thousands, except per share data)	2004	2003
ASSETS
Cash and due from banks	$244,875	$321,882
Interest-bearing deposits in other banks	158	14,583
Federal funds sold	101	26,236
Total cash and cash equivalents	245,134	362,701

Investment securities available-for-sale (1), (3)	2,908,694	3,042,432
Investment securities held-to-maturity (1), (3) fair value of $21,094 (2004) and $30,115 (2003)	20,176	28,213

Loans held-for-sale (1)	11,000	14,925

Loans (4)	10,228,433	9,272,160
Less: allowance for loan losses (1), (4)	(149,002)	(155,337)
Loans, net	10,079,431	9,116,823

Bank premises and equipment, net (1), (5)	139,946	140,922
Other real estate owned, net (1)	212	191
Goodwill, net (1), (19)	507,791	522,173
Other intangible assets, net (1), (19)	48,226	56,223
Other assets (6)	465,080	410,869
Total assets	$14,425,690	$13,695,472

LIABILITIES
Deposits:
Noninterest-bearing deposits	$3,049,031	$2,750,721
Interest-bearing deposits	7,750,168	7,511,832
Total deposits	10,799,199	10,262,553
Short-term borrowings (8)	887,857	809,021
Accrued expenses and other liabilities (6)	129,996	134,735
Long-term debt (9)	690,955	647,722
Total liabilities	12,508,007	11,854,031

COMMITMENTS AND CONTINGENCIES (5),(9), (10)
SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized 2,000,000 shares; issued and outstanding - None
Common stock, $2 par value; authorized 130,000,000 shares; issued shares - 79,300,506 (2004) and 79,772,705 (2003); restricted shares - 143,528 (2004) and 121,369 (2003)	158,601	159,545
Capital surplus	530,705	548,664
Retained earnings	1,231,102	1,110,748
Accumulated other comprehensive income (loss)	(2,725)	22,484
Total shareholders’ equity	1,917,683	1,841,441
Total liabilities and shareholders’ equity	$14,425,690	$13,695,472

See notes to consolidated financial statements.

Statements of Consolidated Income

FOR THE YEARS ENDED DECEMBER 31,
(Dollars in thousands, except per share data)	2004	2003	2002
INTEREST INCOME
Interest and fees on loans (1)	$546,531	$472,943	$468,678
Interest and dividends on investment securities:
Taxable interest income	105,423	109,767	109,699
Tax-exempt interest income	3,266	2,746	1,895
Other investment income	2,314	741	497
Total interest and dividends on investment securities	111,003	113,254	112,091
Other interest income	1,503	3,397	4,848
Total interest income	659,037	589,594	585,617
INTEREST EXPENSE
Interest on deposits (7)	83,403	93,190	122,569
Interest on short-term borrowings	7,844	5,604	11,259
Interest on long-term debt	22,009	18,451	10,754
Total interest expense	113,256	117,245	144,582
NET INTEREST INCOME	545,781	472,349	441,035
Provision for loan losses (1),(4)	7,221	12,105	16,378
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	538,560	460,244	424,657
NONINTEREST INCOME
Investment and wealth management (1)	90,050	78,933	68,435
Service charges on deposit accounts	44,263	39,194	33,539
Mortgage banking related fees	11,495	11,111	9,945
Investment securities gains (3)	1,239	7,137	846
Nonmarketable investments	11,422	10,189	321
Other income	55,460	37,008	31,433
Total noninterest income	213,929	183,572	144,519
NONINTEREST EXPENSES
Salaries	187,621	160,326	133,200
Employee benefits (14)	44,676	37,717	32,171
Net occupancy expense of bank premises (1),(5)	24,307	20,756	15,904
Furniture and equipment expenses (1),(5)	31,439	31,610	24,464
Communications and supplies	16,904	15,188	13,375
Other expenses	87,011	71,850	53,494
Total noninterest expenses	391,958	337,447	272,608
Income before income taxes	360,531	306,369	296,568
Applicable income taxes (1),(12)	131,124	109,555	106,330
NET INCOME	$229,407	$196,814	$190,238
NET INCOME PER SHARE OF COMMON STOCK (11):
Basic	$2.90	$2.70	$2.74
Diluted	$2.87	$2.68	$2.72
DIVIDENDS PAID PER COMMON SHARE	$1.38	$1.29	$1.18

See notes to consolidated financial statements.

Statements of Changes in Consolidated Shareholders’ Equity

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(Dollars in thousands, except per share data)	Total	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
BALANCE, DECEMBER 31, 2001	$1,230,206	$139,551	$159,947	$904,479	$26,229
Net income	190,238			190,238
Unrealized gains on securities available-for-sale, net of reclassification adjustment, net of taxes	29,632				29,632
Comprehensive income	219,870
Cash dividends paid:
Common stock ($1.18 per share)	(81,909)			(81,909)
Issuance of 107,680 shares for dividend reinvestment and stock purchase plan	3,872	215	3,657
Issuance of 23,231 shares for employee stock purchase dividend reinvestment plan	921	46	875
Issuance of 237,421 shares for employee stock option plan	3,994	475	3,519
Restricted stock awards:
Issuance of 76,250 shares	3,430	153	3,277
Deferred compensation	(3,430)			(3,430)
Amortization	870			870
Purchase of 1,384,200 shares under stock repurchase plan	(53,953)	(2,768)	(51,185)
Vested stock options	487	—	487	—	—
BALANCE, DECEMBER 31, 2002	1,324,358	137,672	120,577	1,010,248	55,861
Net income	196,814			196,814
Unrealized losses on securities available-for-sale, net of reclassification adjustment, net of taxes	(33,377)				(33,377)
Comprehensive income	163,437
Cash dividends paid:
Common stock ($1.29 per share)	(95,842)			(95,842)
Issuance of 10,379,710 shares for bank acquisition	428,059	20,759	407,300
Fair value of 322,528 options related to employee stock option plan of acquired bank	5,944		5,944
Issuance of 124,268 shares for dividend reinvestment and stock purchase plan	4,696	248	4,448
Issuance of 23,737 shares for employee stock purchase dividend reinvestment plan	929	47	882
Issuance of 312,466 shares for employee stock option plan	5,744	625	5,119
Restricted stock awards:
Issuance of 101,932 shares	3,611	205	3,406
Deferred compensation	(3,611)			(3,611)
Amortization	3,139			3,139
Purchase of 5,500 shares under stock repurchase plan	(212)	(11)	(201)
Vested stock options	1,189	—	1,189	—	—
BALANCE, DECEMBER 31, 2003	1,841,441	159,545	548,664	1,110,748	22,484
Net income	229,407			229,407
Unrealized losses on securities available-for-sale, net of reclassification adjustment, net of taxes	(25,209)				(25,209)
Comprehensive income (11)	204,198
Cash dividends paid:
Common stock ($1.38 per share)	(109,295)			(109,295)
Issuance of 117,126 shares for dividend reinvestment and stock purchase plan	5,281	234	5,047
Issuance of 24,583 shares for employee stock purchase dividend reinvestment plan	1,130	50	1,080
Issuance of 350,110 shares for employee stock option plan	7,911	700	7,211
Directors’ deferred compensation plan:
Transfer opening balance	6,406		6,406
Contribution	787		787
Dividend	—		168	(168)
Restricted stock awards:
Issuance of 35,982 shares	1,632	72	1,560
Deferred compensation	(1,632)			(1,632)
Amortization	2,042			2,042
Purchase of 1,000,000 shares under stock repurchase plan	(44,110)	(2,000)	(42,110)
Vested stock options (15)	1,892	—	1,892	—	—
BALANCE, DECEMBER 31, 2004 (11)	$1,917,683	$158,601	$530,705	$1,231,102	$(2,725)

See notes to consolidated financial statements.

Statements of Consolidated Cash Flows

Increase (decrease) in cash and cash equivalents

FOR THE YEARS ENDED DECEMBER 31, (Dollars in thousands)	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$229,407	$196,814	$190,238
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,221	12,105	16,378
Depreciation	15,645	14,251	13,071
Amortization of other intangible assets	8,142	4,943	1,972
Provision for deferred taxes (benefits) expenses	(23,749)	(8,993)	10,437
Investment securities gains	(1,239)	(7,137)	(846)
Write-downs (income) of investments in private equity funds	(1,561)	(243)	2,167
Write-downs of other real estate owned	14	7	54
Gains on sales of other real estate owned	(204)	(366)	(51)
Gains on sales of premises	(1,664)	(228)	(456)
Net (increase) decrease in assets:
Interest receivable	2,486	4,741	1,792
Other receivables	5,423	(12,928)	(678)
Bank-owned life insurance	(3,683)	(2,003)	(869)
Other assets	2,873	(19,034)	(16,437)
Loans held-for-sale	3,925	31,096	137,950
Net increase (decrease) in liabilities:
Interest payable	(1,113)	24,132	(8,637)
Accrued expenses	(5,116)	(49,669)	(5,221)
Taxes payable	12,423	9,955	(5,240)
Net cash provided by operating activities	249,230	197,443	335,624
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held-to-maturity	8,037	15,149	3,553
Proceeds from maturities of investment securities available-for-sale	917,216	961,583	568,491
Proceeds from sales of investment securities available-for-sale	49,314	572,615	79,293
Purchases of investment securities held-to-maturity	—	(2,590)	(4,425)
Purchases of investment securities available-for-sale	(871,948)	(1,488,190)	(822,769)
Net increase in customer loans	(973,155)	(663,922)	(425,202)
Proceeds from sales of other real estate owned	533	959	227
Capital expenditures	(10,474)	(17,355)	(14,723)
Proceeds from sales of premises	3,872	602	975
Purchase of bank-owned life insurance	—	—	(50,000)
Business acquisitions (net of cash received)	—	(83,689)	—
Other investing activity	(9,799)	(4,507)	(87,906)
Net cash used in investing activities	(886,404)	(709,345)	(752,486)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	298,310	367,640	202,867
Net increase in checking plus interest and savings accounts	254,537	146,789	608,722
Net increase (decrease) in certificates of deposit	(16,200)	(204,910)	1,978
Net increase (decrease) in short-term borrowings	78,836	(187,374)	(29,893)
Proceeds from issuance of long-term debt	51,250	300,000	—
Repayment of long-term debt	(8,044)	(8,638)	(8,300)
Proceeds from issuance of shares	14,322	11,369	8,784
Repurchase of common shares	(44,110)	(212)	(53,953)
Dividends paid	(109,295)	(95,842)	(81,909)
Net cash provided by financing activities	519,607	328,822	648,296
Net increase (decrease) in cash and cash equivalents	(117,567)	(183,080)	231,434
Cash and cash equivalents at beginning of period	362,701	545,781	314,347
Cash and cash equivalents at end of period	$245,134	$362,701	$545,781
SUPPLEMENTAL INFORMATION
Cash payments for interest	$114,370	$115,921	$153,219
Cash payments for income taxes	138,832	115,448	100,919

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

B. Investment Securities

 Investments are classified as either “held-to-maturity” or “available-for-sale.” Investment securities classified as “held-to-maturity” are acquired with the intent and ability to hold until maturity and are carried at cost, adjusted for amortization of premiums and accretion of discounts. Amortization and accretion are computed by the level yield methods adjusted for the effects of prepayments on the underlying investments. Investment securities classified as “available-for-sale” are acquired to be held for indefinite periods of time and may be sold in response to changes in interest rates and/or prepayment risk or for liquidity management purposes. These securities are carried at fair value, and any unrealized appreciation or depreciation in the market value of available-for-sale securities is reported as accumulated other comprehensive income, a separate component of shareholders’ equity, net of applicable taxes. Realized gains and losses are recognized on a specific identification trade date basis. Amortized cost is used to compute gains or losses on the sales of securities, which are reported in the Statement of Consolidated Income.

 An assessment is made at the end of each quarter to determine whether there have been any events or economic circumstances to indicate that a security is impaired on an other-than-temporary basis.  An other-than-temporary impairment may develop if, based on all available evidence, the carrying amount of the investment is not recoverable within a reasonable period of time.  Factors considered in making this assessment include among others, the intent and ability to hold the investment for a period of time sufficient for a recovery in value; external credit ratings and recent downgrades; market price fluctuations due to factors other than interest rates; and the probability of collection of contractual cash flows.  Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value, and the adjustment is recorded as a realized loss.

C. Loans

 Interest income on loans is accrued at the contractual rate on the principal amount outstanding. Loan origination and commitment fees, direct loan acquisition and origination costs, when significant, are deferred and accreted to interest income over the life of the loan or over the commitment period. Loans held-for-sale in conjunction with the mortgage banking business are carried at the lower of aggregate cost or fair value. Fees related to loans held-for-sale are recognized as a component of mortgage banking income upon the sale of the loan. When scheduled principal or interest payments are past due 90 days or more at quarter-end on any loan, the accrual of interest income is discontinued. Subsequent receipts on these loans are recorded as a reduction of principal, and interest income is recorded only once principal recovery is reasonably assured. Previously accrued but uncollected interest on these loans is charged against interest income. Generally a loan may be restored to accruing status when all past due principal, interest and late charges have been paid and Bankshares expects repayment of the remaining contractual principal and interest.

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

 The allowance is increased by the loan loss provision charged to operating expenses and reduced by loan charge-offs, net of recoveries. The provision for loan losses is based on a continuing review of the loan portfolios, past loss experience and current economic conditions that may affect borrowers’ ability to pay.

E. Loans Held-for-Sale

 Bankshares enters into commitments to sell loans which it has originated. Generally, these loans are held for a short term. Amounts reported are at the lower of cost or fair value. Fair value was deemed equal to the carrying amounts because loans are originated for sale only after obtaining investor commitment to offset changes in market rates in the near term. The determination of any write-down to market value includes consideration of all open positions and outstanding commitments from investors. Declines in the market value of loans held-for-sale are recorded as a charge in mortgage banking related fees. Sales of loans are recorded when the proceeds are received, and any difference between the proceeds and the carrying amount is recorded as a gain or loss in mortgage banking related fees.

F. Bank Premises and Equipment

 Bank premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using both the straight-line and accelerated methods over the estimated useful lives of the properties. Expenditures for repairs and maintenance are charged to operating expenses as incurred. Expenditures for improvements that extend the life of an asset are capitalized and depreciated over the asset’s remaining useful life. Gains or losses realized on the disposition of properties are reflected in consolidated income.

G. Other Real Estate Owned

 Other real estate owned consists primarily of real estate obtained through foreclosure or acceptance of deeds in lieu of foreclosure. Other real estate owned is held for sale and is stated at the lower of cost or fair value.

H. Goodwill and Intangible Assets

 Goodwill is the excess of the cost of Bankshares’ investment over its equity in the net assets of purchased businesses. Amortization of goodwill was discontinued after December 2001, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill be reviewed at least annually for impairment. Prior to 2002, goodwill was being amortized on a straight-line basis over a 15-year period from the respective acquisition dates.

 Intangible assets consist mainly of deposit intangibles and customer list intangibles which are being amortized on a straight-line basis over an original life of between three and 15 years. Bankshares reviews its intangible assets periodically for other-than-temporary impairment.  If such impairment is indicated, impairment is recognized by accelerating the amortization of the asset to the extent the carrying value exceeds the estimated fair value. Accumulated amortization for total intangible assets was $20.3 million and $13.0 million at year-end 2004 and 2003, respectively.

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

L. Cash Flows

 For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks, federal funds sold and securities purchased under resale agreements. Generally, federal funds are purchased and sold for one-day periods; securities purchased/sold under resale agreements are purchased/sold for periods of one to 60 days.

M. Derivatives and Hedging Activities

 Derivatives are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as subsequently amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149, which establishes accounting and reporting standards for derivatives and hedging activities. Under SFAS No. 133, Bankshares may designate a derivative as either a hedge of the fair value of a recognized fixed-rate asset or liability or an unrecognized firm commitment (“fair value” hedge), a hedge of a forecasted transaction or of the variability of future cash flows of a floating-rate asset or liability (“cash flow” hedge), or a foreign currency fair value or cash flow hedge (“foreign currency” hedge). All derivatives are recorded as other assets or other liabilities on the balance sheet at their respective fair values with unrealized gains and losses recorded either in other comprehensive income or in the results of operations, depending on the purpose for which the derivative is held. Derivatives that do not meet the criteria for designation as a hedge under SFAS No. 133 at inception, or fail to meet the criteria thereafter, are included in trading account assets or liabilities.

 Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded as other noninterest income in the results of operations. To the extent of the effectiveness of a hedge, changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income. For all hedge relationships, ineffectiveness resulting from differences between the changes in fair values or cash flows of the hedged item and changes in fair value of the derivative are recognized as other noninterest income in the results of operations. The net interest settlement on derivatives designated as fair value or cash flow hedges is treated as an adjustment of the interest income or interest expense of the hedged assets or liabilities.

 At inception of a hedge transaction, Bankshares formally documents the hedge, as well as the risk management objective and strategy for undertaking the hedge transactions. This process includes identification of the hedging instrument, hedged item, risk being hedged and the methodology for measuring ineffectiveness. Both at inception and on an ongoing basis, an assessment is made as to whether the derivatives used in hedging transactions have been highly effective in offsetting changes in the fair value of hedged items and whether those derivatives may be expected to remain highly effective in future periods.

 Bankshares discontinues hedge accounting prospectively when either it is determined that the derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item; the derivative expires or is sold, terminated or exercised; the derivative is de-designated because it is unlikely that a forecasted transaction will occur; or management determines that designation of the derivative as a hedging instrument is no longer appropriate.

 When hedge accounting is discontinued, the derivative is reclassified as a trading account asset or liability. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value, and the existing basis adjustment is amortized or accreted as an adjustment to yield over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transaction are still expected to occur, unrealized gains and losses that were accumulated in other comprehensive income are included in the results of operations in the same period when the results of operations are also affected by the hedged cash flow. They are recognized in the results of operations immediately if the cash flow hedge was discontinued because a forecasted transaction is not expected to occur.

 Under SFAS No. 133, as amended, commitments to purchase loans and certain commitments to sell loans are derivatives. These commitments can be designated as a hedge; otherwise, they are recorded as a freestanding derivative and classified as a trading account asset or liability.

 Bankshares occasionally may enter into a contract (“host contract”) that contains a derivative that is embedded in the financial instrument. If applicable, an embedded derivative is separated from the host contract and can be designated as a hedge; otherwise, the derivative is recorded as a freestanding derivative and classified as a trading account asset or liability.

N. Nonmarketable Investments

 Nonmarketable investments include private equity investments that are not publicly traded, securities acquired to meet various regulatory requirements (for example, Federal Reserve Bank Stock), bank-owned life insurance and hedge funds investments. Bankshares’ reviews typically include an analysis of the facts and circumstances of each investment, the expectations for the investments’ cash flows and capital needs, the viability of its business model and our exit strategy. Since these private equity investments have no readily ascertainable fair value, they are reported at amounts that we have estimated to be fair value. In estimating the fair value of each investment, we must apply judgment using certain assumptions. Bankshares believes that an investments’ cost is the best indication of its fair value initially, provided that there have been no significant positive or negative developments subsequent to its acquisition that indicate the necessity of an adjustment to a fair value estimate. Private equity investments are reviewed at least quarterly for possible other-than-temporary impairment. If and when such an event takes place, Bankshares adjusts the investments’ fair value by an amount that Bankshares believes reflects the nature of the event. Bankshares recognizes any adjustment to fair value as other noninterest income. Bank-owned life insurance is carried at cash surrender value, which approximates fair value. Investments in hedge funds are recorded at fair value. Changes in fair values are reported as noninterest income.

2.               BUSINESS COMBINATIONS

 The following provides information concerning acquisitions completed during the three years ended December 31, 2004. These acquisitions were accounted for as purchases. The results of operations of these acquisitions subsequent to the acquisition dates are included in Bankshares’ Statements of Consolidated Income. Individually, the results of operations of these acquisitions prior to the acquisition dates were not material to Bankshares’ results of operations.

 In March and April 2003, Bankshares acquired in separate transactions, Boyd Watterson Asset Management, LLC (“Boyd Watterson”), an investment management firm, and Peremel & Company, Inc. (“Peremel”), a directed and discount brokerage company.  In the aggregate, the companies were purchased for approximately $29 million in cash.  The Boyd Watterson acquisition has a potential additional contingent payment of up to $8.6 million which, if paid, will be recorded as goodwill.  The contingent payment will be recorded assuming certain metrics are met and become payable three years from the acquisition date.  Bankshares finalized and recorded approximately $10.1 million of identified intangibles, mostly client relationships, as a result of these acquisitions.  These intangibles are being amortized on a straight-line basis over a range of three to eight years.  Goodwill recorded on these transactions totaled approximately $18.0 million at December 31, 2004.

 On August 12, 2003, Bankshares completed its acquisition of F&M Bancorp (“Farmers”), a bank holding company headquartered in Frederick, Maryland.  The total consideration paid to Farmers shareholders in connection with the acquisition was $124.1 million in cash and 10.4 million shares of Bankshares common stock.  Farmers transactions have been included in Bankshares’ financial results since August 13, 2003.  Acquired assets on August 12, 2003 totaled $2.2 billion, including $1.4 billion of loans and leases; liabilities assumed were $2.0 billion, including $1.7 billion of deposits. As of December 31, 2004, Bankshares recorded $385.9 million of goodwill, $36.0 million of core deposit intangible, $5.8 million of mostly client relationship intangibles (relating to the two insurance subsidiaries) and $1.1 million in a trademark intangible. Intangible assets subjected to amortization are being amortized on a straight-line basis. The weighted average amortization period for the acquired core deposit intangible is nine years, and the client relationship identified intangible ranges from three to 15 years. On October 24, 2003, certain assets and liabilities of Farmers were transferred to other Bankshares affiliates in order to align customers’ accounts with the Bankshares affiliate serving the geographic area where those customers reside.

 Goodwill was adjusted $14.4 million, net of the related deferred taxes, from $400.3 million in 2003 to $385.9 million in 2004. Bankshares finalized its valuations of various financial assets reducing goodwill by $5.3 million. The initial estimate of goodwill was further reduced by $7.1 million, and $2.0 million as deferred taxes and exit costs were settled, respectively.

 Farmers, acquired in a business combination, falls under the guidance of the Emerging Issues Task Force (“EITF”) in EITF Issue No. 95-3, “Recognition of Liability in Connection with a Purchase Business Combination.” EITF Issue No. 95-3 requires an entity to recognize a liability for an exit cost on the date that the entity commits itself to an exit plan. “Exit costs”, are defined to include those costs recorded by Farmers prior to the merger date and, therefore, are not included in Bankshares results of operations.  Prior to August 12, 2003, Farmers recorded exit costs of $33.6 million relating to severance, systems conversion, branch consolidation and costs associated with terminating contracts (including leases). Management has determined that $3.2 million of the estimated $33.6 million in exit costs will not be disbursed. This $3.2 million was reversed out of the accrued exit costs, with corresponding decreases to deferred taxes ($1.2 million) and goodwill ($2.0 million). As of December 31, 2004, $28.6 million of these exit costs were paid.

 Bankshares’ exit costs, referred to herein as “merger-related” costs, are defined to include those costs for its branch closings and related severance, combining operations such as systems conversions, integration planning consultant’s fees, and marketing consultant’s fees incurred by Bankshares prior to and after the merger date and are included in Bankshares’ results of operations.

Bankshares expensed merger-related costs totaling $8.0 million for the year-ended December 31, 2003. The costs associated with these activities were included in noninterest expenses.

3. INVESTMENT SECURITIES

The amortized cost and fair value of investment securities at December 31, 2004 and 2003 were as follows:

	2004				2003
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held-to-maturity
States and political subdivisions	$20,176	$921	$3	$21,094	$28,213	$1,905	$3	$30,115
Securities available-for-sale
U.S. Treasury	$605,505	$4,534	$980	609,059	$823,356	$22,437	$39	$845,754
U.S. Government agencies	853,930	3,742	4,699	852,973	778,916	15,096	401	793,611
States and political subdivisions	61,984	917	31	62,870	77,897	2,073	100	79,870
Mortgage-backed securities	1,326,056	4,372	13,127	1,317,301	1,288,109	7,352	11,831	1,283,630
Other bonds, notes and debentures	30,387	28	126	30,289	34,440	319	—	34,759
Total bonds	2,877,862	13,593	18,963	2,872,492	3,002,718	47,277	12,371	3,037,624
Other investments	34,936	1,266	—	36,202	3,426	1,382	—	4,808
Total	$2,912,798	$14,859	$18,963	$2,908,694	$3,006,144	$48,659	$12,371	$3,042,432

The amortized cost and fair value of the bond investment portfolio by contractual maturity at December 31, 2004 and 2003 are shown below:

	2004		2003
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities held-to-maturity
Within 1 year	$2,812	$2,831	$4,179	$4,245
1-5 years	9,273	9,550	13,390	14,114
5-10 years	7,694	8,281	8,057	8,861
After 10 years	397	432	2,587	2,895
Total	$20,176	$21,094	$28,213	$30,115
Securities available-for-sale
Within 1 year	$571,279	$574,375	$620,663	$628,712
1-5 years	2,002,424	1,993,754	1,940,913	1,964,171
5-10 years	278,645	278,751	372,736	375,078
After 10 years	25,514	25,612	68,406	69,663
Total	$2,877,862	$2,872,492	$3,002,718	$3,037,624

 At December 31, 2004 and 2003, no single issue of investment securities exceeded 10% of shareholders’ equity. At December 31, 2004 and 2003, securities with an amortized cost of $1.1 billion and $1.2 billion, respectively, were pledged as collateral for certain deposits as required.

 The following table shows the unrealized gross losses and fair value of securities in the securities available-for-sale portfolio at December 31, 2004, by length of time that individual securities in each category have been in a continuous loss position.

 We had a limited number of securities in a continuous loss position for 12 months or more at December 31, 2004, which consisted primarily of mortgage-backed securities. Because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, no other-than-temporary impairment was recorded at December 31, 2004.

	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

U.S. Treasury	$980	$609,059	$—	—	$980	609,059
U.S. Government agencies	4,698	852,922	1	51	4,699	852,973
States and political subdivisions	30	83,590	1	374	31	83,964
Mortgage-backed securities	4,703	1,039,943	8,424	277,358	13,127	1,317,301
Other bonds, notes and debentures	126	30,289	—	—	126	30,289
Total bonds	10,537	2,615,803	8,426	277,783	18,963	2,893,586
Other investments	—	36,202	—	—	—	36,202
Total	$10,537	$2,652,005	$8,426	$277,783	$18,963	$2,929,788

The following table shows the gross realized gains and losses on the sale of securities in the available-for-sale portfolio including, marketable equity securities:

	2004		2003		2002
(Dollars in thousands)	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses
Securities available-for-sale
Debt	$—	$202	$—	$985	$1	$679
Other investments	1,441	—	8,122	—	1,524	—
Total	$1,441	$202	$8,122	$985	$1,525	$679

4. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at December 31, 2004 and 2003 were as follows:

(Dollars in thousands)	2004	2003
Commercial	$2,820,752	$2,577,021
Commercial real estate	3,115,274	2,738,832
Construction	1,268,350	1,064,021
Residential real estate	1,486,106	1,335,375
Consumer	1,484,583	1,482,860
Lease financing	53,368	74,051
Total	$10,228,433	$9,272,160

 At December 31, 2004 and 2003, $30.9 million and $50.4 million, respectively, were considered nonaccrual loans (loans in which interest income is recognized only as collected). Interest income on nonaccrual loans that would have been recorded if accruing was $2.5 million and $4.1 million in 2004 and 2003, respectively. Interest income on nonaccrual loans that was recorded totaled $0.8 million and $2.1 million in 2004 and 2003, respectively. See Note No. 1C for an explanation of the nonaccrual loan policy.

The changes in the allowance for loan losses follow:

(Dollars in thousands)	2004	2003	2002
Allowance balance at beginning of year	$155,337	$138,601	$141,463
Allowance of acquired bank	—	13,205	—
Charge-offs	(18,380)	(12,324)	(22,221)
Recoveries	4,824	3,750	2,981
Provision for loan losses	7,221	12,105	16,378
Allowance balance at end of year	$149,002	$155,337	$138,601

Information with respect to impaired loans and the related valuation allowance (if the measure of the impaired loan is less than the recorded investment) as of December 31, 2004 and 2003 is shown below. Refer to Note No. 1C for an expanded discussion on impaired loans.

(Dollars in thousands)	2004	2003
Impaired loans with a specific valuation allowance	$18,365	$26,715
All other impaired loans	9,113	18,692
Total impaired loans	$27,478	$45,407
Specific allowance for loan losses applicable to impaired loans	$10,611	$14,925
General allowance for loan losses applicable to other than impaired loans	138,391	140,412
Total allowance for loan losses	$149,002	$155,337
Year-to-date interest income on impaired loans recorded on a cash basis	$379	$443
Year-to-date average recorded investment in impaired loans during the period	$39,025	$31,241

5. BANK PREMISES AND EQUIPMENT

Bank premises and equipment at December 31, 2004 and 2003 consisted of the following:

(Dollars in thousands)	2004	2003
Land	$27,590	$29,370
Building and leasehold improvements	148,119	158,928
Equipment	106,621	105,395
Total bank premises and equipment	282,330	293,693
Accumulated depreciation and amortization	(142,384)	(152,771)
Bank premises and equipment, net	$139,946	$140,922

 Bankshares’ bank affiliates conduct a part of their branch banking operations from leased facilities. Generally, the initial terms of the leases range from a period of one to 15 years. Most of the leases contain options for renewal at the fair rental value for periods of one to 20 years. In addition to minimum rentals, certain leases have escalation clauses based on various price indices and include provisions for additional payments to cover taxes, insurance and maintenance.

Total rental expense for 2004, 2003 and 2002 was:

(Dollars in thousands)	2004	2003	2002
Bank premises (1)	$9,501	$8,807	$6,092
Equipment / software expense	5,670	5,984	4,456
Total rental expense	$15,171	$14,791	$10,548

(1) Amounts do not reflect offset for rental income.

 The main offices of Bankshares and MSD&T are located in a 21-story building at Two Hopkins Plaza in Baltimore, Maryland, which is owned by MBC Realty, LLC, a wholly owned subsidiary of Harbor Group International, L.L.C. Pursuant to a lease agreement by and between MBC Realty, LLC (which was previously owned by Bankshares) and MSD&T, effective as of December 13, 2004, MSD&T agreed to lease up to approximately 179,000 square feet of prime office space and approximately 27,000 square feet of back office and storage space at Two Hopkins Plaza, for a term of ten years. At December 31, 2004, MSD&T and Bankshares occupied approximately 206,000 square feet. The lease agreement contains two five-year renewal options. The lease agreement is accounted for as a lease-financing obligation. See Note No. 9  “Long-term Debt” below

At December 31, 2004, the aggregate minimum rental commitments under noncancelable operating leases were as follows 2005-$13.4 million, 2006-$11.9 million, 2007-$10.9million, 2008-$8.2 million, 2009-$5.4 million, thereafter - $22.0 million.

6. OTHER ASSETS & LIABILITIES

The following table provides selected information on Bankshares’ other assets at December 31, 2004 and 2003:

(Dollars in thousands)	2004	2003
Nonmarketable investments
Private equity and other investments	$56,476	$38,833
Hedge funds	74,190	81,082
Bank-owned life insurance	83,836	80,086
Total nonmarketable investments	214,502	200,001
Interest receivable	62,061	66,557
Deferred taxes, net	47,299	4,066
Prepaid assets	84,130	92,401
All other assets	57,088	47,844
Total other assets	$465,080	$410,869

 Net gains (losses) from sales or impairment of private equity and other nonmarketable investments were $2.6 million, $0.8 million and $(1.3) million in 2004, 2003 and 2002, respectively. Noninterest income from hedge funds was $5.5 million, $6.4 million and zero in 2004, 2003, and 2002, respectively. Other noninterest income from bank-owned life insurance was $3.3 million, $3.0 million and $1.6 million in 2004, 2003 and 2002, respectively.

The following table provides selected information on Bankshares’ other liabilities at December 31, 2004 and 2003:

(Dollars in thousands)	2004	2003
Accrued expenses	$61,599	$63,328
Interest payable	16,551	17,664
All other liabilities	51,846	53,743
Total other liabilities	$129,996	$134,735

7. DEPOSITS

 Included in time deposits are certificates of deposit issued in denominations of $100,000 and over, which totaled $1.4 billion and $1.3 billion at December 31, 2004 and 2003, respectively. At December 31, 2004, the amount outstanding and maturity distribution of certificates of deposit issued in amounts of $100,000 and over are presented in the following table:

		Maturing
(Dollars in thousands)	Total	1 year or less	Over 1 through 2 years	Over 2 through 3 years	Over 3 through 4 years	Over 4 through 5 years	Over 5 years
Certificates of deposits $100,000 and over	$1,393,907	$950,504	$190,123	$99,410	$41,608	$108,612	$3,650

Interest on deposits for the years ended December 31, 2004, 2003 and 2002 consisted of the following:

(Dollars in thousands)	2004	2003	2002
Savings	$4,197	$4,702	$8,405
Checking plus interest	1,899	2,061	2,908
Money market	9,584	9,757	14,223
Time - $100,000 and over	26,101	29,464	34,671
Other time	41,622	47,206	62,362
Total interest on deposits	$83,403	$93,190	$122,569

8. SHORT-TERM BORROWINGS

 The following table provides selected information on Bankshares’ short-term borrowings and applicable weighted average interest rates at December 31, 2004 and 2003:

	Year-end		During Year
2004 (Dollars in thousands)	Amount	Rate	Highest	Average	Rate
Federal funds purchased and securities sold under repurchase agreements	$671,227	1.44%	$729,315	$726,041.96%
Commercial paper	216,630.80		286,844	206,308.44
Other short-term borrowings	—	—	—	144	2.19
Total	$887,857	1.29%		$932,493.84%

	Year-end		During Year
2003 (Dollars in thousands)	Amount	Rate	Highest	Average	Rate
Federal funds purchased and securities sold under repurchase agreements	$618,141.57%		$777,450	$627,839.71%
Commercial paper	190,880.30		261,032	222,714.49
Other short-term borrowings	—	—	1,720	795	2.22
Total	$809,021.51%			$851,348.66%

 Other short-term borrowings consist of borrowings from the Federal Home Loan Bank Atlanta (“FHLBA”). During 2004 and 2003, commercial paper borrowings were partially supported by back-up lines of credit of $40.0 million. Unused committed lines of credit at December 31, 2004 and 2003 were $40.0 million. These lines of credit are paid for quarterly, semiannually or annually on a fee basis of .09% to .10%. Should Bankshares need to supplement its liquidity, it also has $1.8 billion in lines with the FHLB.

9. LONG-TERM DEBT

Long-term debt at December 31, 2004 and 2003 consisted of the following:

(Dollars in thousands)	2004	2003
Senior notes of Bankshares, unsecured
Ranging from 6.72% to 6.80%, due 2006 to 2009	$50,000	$50,000
Senior notes of MSD&T, unsecured (1)
5.70%, due 2011
Book value	199,704	199,672
Fair value basis adjustment	6,147	6,594
Adjusted balance	205,851	206,266
Subordinated notes of Bankshares, unsecured (2)
4.625%, due 2013
Book value	299,346	299,284
Fair value basis adjustment	(6,289)	(7,960)
Adjusted balance	293,057	291,324
Lease finance obligation, Hopkins building (3)
4.00%, due 2011	51,186	—
Advances from Federal Home Loan Bank (4)
Ranging from 2.00% to 6.95%, due 2005 to 2016	90,861	100,132
Total	$690,955	$647,722

Note: All debt is subject to interest payments at various intervals. Several of the FHLB advances and the lease financing obligation are subject to monthly principal payments.

(1) The debt has a face value of $200 million, with an unamortized discount of $296 thousand based on an effective rate of 2.38%. These fixed-rate notes were converted to floating rates through an interest rate swap. This swap was designed as a hedge of the fair value of the debt; therefore, the debt has been adjusted to reflect the change in the fair value of the swap.

(2) The debt has a face value of $300 million, with an unamortized discount of $654 thousand based on an effective rate of 3.46%. $150 million of these fixed-rate notes were converted to floating rates through interest rate swaps. These swaps were designed as a hedge of the fair value of the debt; therefore, the debt has been adjusted to reflect the change in the fair value of the swap.

(3) Represents the unamortized amount due on the lease of the Hopkins Plaza Building.

(4) Of the $90.9 million that the Federal Home Loan Bank of Atlanta (“FHLBA”) advanced to Bankshares as of December 31, 2004, $47.1 million is convertible to three-month LIBOR at the option of the FHLBA. These advances are convertible on a quarterly basis upon written notice from the FHLBA. With the exception of a $10.7 million advance, each of these convertible advances is within its conversion period and may be converted on any quarterly payment date should the FHLBA give notice. The $10.7 million advance has an initial conversion date of July 14, 2006.

 The annual maturities on all long-term debt are 2005 - $7.9 million, 2006 - $68.2 million, 2007 - $7.5 million, 2008 - $24.4 million, 2009 - $17.8 million, thereafter-$565.2 million.

10. COMMITMENTS AND CONTINGENCIES

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

 Commitments to extend credit are agreements to lend to a customer as long so there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit were $4.2 billion at December 31, 2004 and $3.6 billion at December 31, 2003.

 Letters of credit are commitments issued to guarantee the performance of a customer to a third party. Outstanding letters of credit were $379.8 million at December 31, 2004 and $281.4 million at December 31, 2003.  In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the fees received for issuing letters of credit are deferred and amortized over the life of the commitment.  The unamortized fees on letters of credit at December 31, 2004 and December 31, 2003 had a carrying value of $1.3 million and $1.0 million, respectively.

 Bankshares’ mortgage banking subsidiary is a Fannie Mae Delegated Underwriting and Servicing lender and has a loss-sharing arrangement for loans originated on behalf of and sold to Fannie Mae.  The unamortized principal balance of the underlying loans totaled $190.7 million at December 31, 2004 and $149.4 million at December 31, 2003.  No loss reserve has been established for potential losses on loans originated and sold in the secondary market since there have been no losses recognized during the history of this arrangement and no losses were incurred at December 31, 2004.  The mortgage subsidiary also has originated and sold loans with recourse in the event of foreclosure on the underlying real estate.  The unamortized amount of principal balance of loans sold with recourse totaled $1.7 million and $2.3 million at December 31, 2004 and 2003, respectively.  These mortgages are generally in good standing and are well-collateralized, with no loss ensued and no future loss expected.

 Bankshares has committed to invest funds in third-party private equity investments. At December 31, 2004 and 2003, $28.9 million and $16.1 million, respectively, remained unfunded.

 Bankshares entered into a seven-year service contract with SunGard Wealth Management Services to provide a new core accounting system and back-office operations beginning in January 2005. The annual purchase obligation commitments on this contract are 2005 - $5.0 million, 2006 - $5.0 million, 2007 - $5.0 million, 2008 - $5.0 million, 2009 - $5.0 million, thereafter - $10.0 million. For additional information on other commitments see Notes No. 5, 9, and 18.

In the ordinary course of business, Bankshares and its subsidiaries are involved in a number of pending and threatened legal actions and proceedings. In certain of these actions and proceedings, including an action brought by a former executive of the Investment and Wealth Management division, claims for substantial monetary damages are asserted against Bankshares and its subsidiaries. In view of the inherent difficulty of predicting the outcome of such matters, Bankshares cannot state what the eventual outcome of pending matters will be. However, based on current knowledge, management does not believe that liabilities, if any, arising from pending litigation matters, will have a material adverse effect on the consolidated financial position or liquidity of Bankshares. If payment associated with a claim becomes probable and the cost can be reasonably estimated, a contingent liability would be established based on information currently available, advice of counsel and available insurance coverage.

11. SHAREHOLDERS’ EQUITY

 The Board of Directors has the authority to classify and reclassify any unissued shares of preferred stock by fixing the preferences, rights, voting powers (which may include separate class voting on certain matters), restrictions and qualifications, dividends, times and prices of redemption and conversion rights.

 Bankshares has a Dividend Reinvestment and Stock Purchase Plan. The Plan allows shareholders to invest their cash dividends automatically in Bankshares stock at a price that is 5% less than the market price on the dividend payment date. Plan participants also may make additional cash payments to purchase stock through the Plan at the market price. The number of shares of common stock that remain available for issuance under the Plan is 350,577 shares. Bankshares reserves the right to amend, modify, suspend or terminate the Plan at any time at its discretion.

 Bankshares has an Employee Stock Purchase Plan. The Plan allows employees (other than executive officers of Bankshares) to purchase stock through payroll deduction and dividend reinvestment at the then current market price for employee purchases and at 95% of market for dividend reinvestment. The number of shares of common stock which remain available for issuance under the Plan is 740,244 shares. Bankshares reserves the right to amend, modify, suspend or terminate the Plan at any time at its discretion.

 The Board of Directors has authorized Bankshares to purchase shares of its common stock. Purchases may be made from time to time, subject to regulatory requirements, in the open market or in privately negotiated transactions. Purchased shares are retired. The number of shares remaining available for purchase under the plans was 476,327 shares at December 31, 2004. During 2004 and 2003, 1,000,000 and 5,500 shares, respectively, were repurchased by Bankshares.  In April 2004, Bankshares entered into a privately negotiated agreement for the accelerated repurchase of the one million shares.  Shares repurchased in 2003 were acquired in open market transactions.

 Pursuant to a Shareholders Protection Rights Agreement adopted in June 1999, each share of outstanding common stock carries a right, initially for the purchase of 1/1,000 of a share of preferred stock at an exercise price of $150 (subject to adjustment). The rights, which do not carry voting or dividend rights, may be redeemed by Bankshares at $.01 per right. The rights expire on September 29, 2009 unless sooner exercised, exchanged or redeemed. The rights will not become exercisable and will not trade separately from the common stock until the tenth business day (or such other date as the Board of Directors selects) after commencement of a tender or exchange offer for, or announcement of the acquisition by a person or group of 10% or more of the outstanding common stock. Upon exercisability of the rights after acquisition by a person or group (acquiring person) of 10% or more of the outstanding common stock or upon certain business combinations or other defined transactions involving Bankshares, each right (except rights of the acquiring person, which become void) will entitle its holder to acquire common stock (or at Bankshares’ discretion, preferred stock) of Bankshares, or common stock of the acquiring entity in a business combination or other defined transaction, with a value of twice the then current exercise price of the right. In certain such cases, Bankshares may exchange one share of common stock (or at Bankshares’ discretion, 1/1,000 of a share of preferred stock) for each right that has not become void. The Board of Directors has classified 1,600,000 shares of preferred stock as Class A Preferred Stock for potential issuance on exercise of rights.

 Cash dividends paid to Bankshares by its consolidated subsidiaries for the years ended 2004, 2003 and 2002 were $145.8 million, $310.8 million and $135.7 million, respectively.  In aggregate, our affiliate banks have $409.3 million of capital beyond the level necessary to maintain “well-capitalized” status at December 31, 2004.  The amount of dividends that Bankshares’ bank and nonbank affiliates could have paid to the holding company without approval from bank regulators at December 31, 2004 was $309.2 million.

A change to the Directors’ Deferred Compensation Plan was approved at the 2004 Annual Shareholders’ meeting. Beginning April 1, 2004, all deferred directors’ fees are covered by the plan. At April 1, 2004, directors had the option to leave their deferred balance in the old phantom stock plan or convert their balance into vested shares under the new plan. All but 13 directors converted their balances to the new plan. This resulted in adding approximately 149,000 stock equivalents and $6.4 million to capital surplus. These vested shares will be issued after a director retires.

Earnings Per Share

 Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by weighted average common shares outstanding, which were 79,220,085 for 2004, 72,892,409 for 2003 and 69,545,591 for 2002. Diluted EPS is computed using the same components as in basic EPS with the denominator adjusted for the dilutive effect of stock options, restricted stock awards and vested directors’ deferred compensation plan shares. The adjusted weighted average shares were 79,854,337 for 2004, 73,421,487 for 2003 and 70,067,292 for 2002. The following tables provide a reconciliation between the computation of basic EPS and diluted EPS for the years ended December 31, 2004, 2003 and 2002:

2004 (In thousands, except per share data)	Net Income	Weighted Average Common Shares	EPS
Basic EPS	$229,407	79,220	$2.90
Dilutive effect of:
Stock options and restricted stock awards		518
Vested directors’ deferred compensation plan shares		116
Diluted EPS	$229,407	79,854	$2.87

2003 (In thousands, except per share data)	Net Income	Weighted Average Common Shares	EPS
Basic EPS	$196,814	72,892	$2.70
Dilutive effect of:
Stock options and restricted stock awards		529
Diluted EPS	$196,814	73,421	$2.68

2002 (In thousands, except per share data)	Net Income	Weighted Average Common Shares	EPS
Basic EPS	$190,238	69,546	$2.74
Dilutive effect of:
Stock options and restricted stock awards		521
Diluted EPS	$190,238	70,067	$2.72

Comprehensive Income

 The two major components of comprehensive income are net income and other comprehensive income. Other comprehensive income includes such items as net unrealized gains and losses on securities available-for-sale. The following table summarizes the market value change net of the tax effect of unrealized gains (losses) on securities available-for-sale for each of the three years in the period ended December 31, 2004. The total amount is included in the “Statements of Changes in Consolidated Shareholders’ Equity.”

(Dollars in thousands)	2004	2003	2002
Net income	$229,407	$196,814	$190,238
Other comprehensive income, net of taxes:
Unrealized holding (losses) gains arising during the period	(24,460)	(29,063)	30,143
Reclassification adjustment for gains included in net income	(749)	(4,314)	(511)
Total	$204,198	$163,437	$219,870

Capital Adequacy

 Bankshares and its bank affiliates are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on Bankshares’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Bankshares and its bank affiliates must meet specific capital guidelines that involve quantitative measures of Bankshares’ assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Bankshares’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

 Quantitative measures established by regulation to ensure capital adequacy require Bankshares and its bank affiliates to maintain at least the minimum amounts and ratios (set forth in the table below) of Tier I capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes that, as of December 31, 2004, Bankshares and its bank affiliates exceeded all capital adequacy requirements to which they are subject.

 As of December 31, 2004, the most recent notification from the primary regulators for each of Bankshares’ affiliate banking institutions categorized them as well-capitalized under the prompt corrective action regulations. To be categorized as well-capitalized, a bank must maintain certain capital ratios above minimum levels, as set forth in the table below. These capital ratios include Tier I capital and total risk-based capital as percents of net risk-weighted assets and Tier I capital as a percent of adjusted average total assets (leverage ratio). There are no conditions or events since the last notifications that management believes have changed the affiliate banks’ category.

 Actual capital amounts and ratios are also presented in the table below for Bankshares and Mercantile-Safe Deposit and Trust Company (“MSD&T”), the lead bank. No deduction from capital is required for interest rate risk.

			Minimum Ratio for Capital Adequacy Purposes		Minimum Ratio to be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Bankshares	MSD&T	Bankshares	MSD&T	Bankshares		MSD&T
As of December 31, 2004
Tier I capital	$1,370,112	$411,587
Total risk-based capital	1,802,520	459,812
Net risk-weighted assets	11,109,137	3,847,161
Adjusted average total assets	13,674,386	4,504,451

Tier I capital ratio	12.33%	10.70%	4.00%	4.00%		(1)	6.00%
Total capital ratio	16.23%	11.95%	8.00%	8.00%		(1)	10.00%
Leverage ratio	10.02%	9.14%	4.00%	4.00%		(1)	5.00%

As of December 31, 2003
Tier I capital	$1,248,492	$396,186
Total risk-based capital	1,666,064	440,479
Net risk-weighted assets	10,020,487	3,529,223
Adjusted average total assets	13,011,399	4,353,713

Tier I capital ratio	12.46%	11.23%	4.00%	4.00%		(1)	6.00%
Total capital ratio	16.63%	12.48%	8.00%	8.00%		(1)	10.00%
Leverage ratio	9.60%	9.10%	4.00%	4.00%		(1)	5.00%

(1) Bankshares is not subject to this requirement.

12. INCOME TAXES

Applicable income taxes on net income for 2004, 2003 and 2002 consisted of the following:

	2004			2003			2002
(Dollars in thousands)	Federal	State	Total	Federal	State	Total	Federal	State	Total
Current tax expense	$140,618	$14,255	$154,873	$107,870	$10,678	$118,548	$90,964	$4,929	$95,893
Deferred tax expense (benefit)	(21,937)	(1,812)	(23,749)	(7,457)	(1,536)	(8,993)	8,503	1,934	10,437
Total	$118,681	$12,443	$131,124	$100,413	$9,142	$109,555	$99,467	$6,863	$106,330

Significant components of Bankshares’ deferred tax assets and liabilities as of December 31, 2004 and 2003 were as follows:

(Dollars in thousands)	2004	2003
Deferred tax assets:
Allowance for loan losses	$58,322	$59,183
Write-down of other real estate owned	134	114
Deferred income	22,328	45,446
Net unrealized losses on securities available-for-sale	1,382	—
Other	7,913	6,495
Total deferred tax assets	90,079	111,238
Deferred tax liabilities:
Purchase accounting adjustments	8,570	12,868
Net unrealized gains on securities available-for-sale	—	13,804
Depreciation	24,546	69,643
Accrued employee benefits	9,512	10,705
Prepaid items	152	152
Total deferred tax liabilities	42,780	107,172
Net deferred tax assets / (liabilities)	$47,299	$4,066

 A valuation allowance has not been established against Bankshares’ deferred tax assets because management has determined that it is more likely than not that all such tax assets will be realized in the future.

 A reconciliation between actual tax expense and taxes computed at the statutory federal rate of 35% for each of the three years in the period ended December 31, 2004 follows:

	2004		2003		2002
(Dollars in thousands)	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Tax computed at statutory rate	$126,186	35.0%	$107,229	35.0%	$103,799	35.0%
Increases (decreases) in tax resulting from:
Tax-exempt interest income	(3,567)	(0.9)	(3,581)	(1.2)	(3,243)	(1.1)
State income taxes, net of federal income tax benefit	8,088	2.2	5,942	1.9	4,461	1.5
Other, net	417	0.1	(35)	—	1,313	0.5
Actual tax expense	$131,124	36.4%	$109,555	35.7%	$106,330	35.9%

13. RELATED PARTY TRANSACTIONS

 In the normal course of business, loans are made to officers and directors of Bankshares and its affiliates, as well as to their related interests. In the opinion of management, these loans are consistent with sound banking practices, are within regulatory lending limitations and do not involve more than the normal risk of collectibility. At December 31, 2004 and 2003, loans to executive officers and directors of Bankshares and its principal affiliates, including loans to their related interests, totaled $129.1 million and $98.4 million, respectively. During 2004, loan additions and loan deletions were $170.6 million and $139.9 million, respectively.

14. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

 Bankshares sponsors qualified and nonqualified pension plans and other postretirement benefit plans for its employees. With regard to the pension plans, there is no additional minimum pension liability required to be recognized. Included in the other postretirement benefit plans are health care and life insurance. All Bankshares affiliates have adopted the same health care and life insurance plans, except for one affiliate, which has separate benefit plans. Employees were eligible for company-paid health care benefits if their age plus length of service was equal to at least 65 as of December 31, 1990. Employees may become eligible for company-paid life insurance benefits if they qualify for retirement while working for Bankshares. In addition to the plans disclosed in the following tables, Bankshares has periodically entered into separate supplemental retirement agreements with key executives. These are unfunded obligations, with an accrued liability of $18.5 million at December 31,2004.

 The following table provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets for each of the two years in the period ended December 31, 2004:

	Pension Benefits
	2004			2003			Other Benefits
(Dollars in thousands)	Qualified	Non- qualified	Total	Qualified	Non- qualified	Total	2004	2003
Change in Benefit Obligations
Benefit obligation at beginning of year	$168,104	$6,560	$174,664	$155,160	$5,986	$161,146	$15,050	$13,044
Service cost	5,603	618	6,221	4,563	404	4,967	352	205
Interest cost	10,528	386	10,914	9,993	314	10,307	1,028	854
Amendments	4,865	83	4,948	—	—	—	—	—
Actuarial (gain) loss	18,276	(4,517)	13,759	8,244	39	8,283	1,589	2,010
Acquisition	—	—	—	—	—	—	—	—
Benefits paid	(8,954)	(220)	(9,174)	(9,856)	(183)	(10,039)	(1,109)	(1,063)
Benefit obligation at end of year	198,422	2,910	201,332	168,104	6,560	174,664	16,910	15,050

Change in Plan Assets
Fair value of plan assets at beginning of year	197,260	—	197,260	153,935	—	153,935	—	—
Actual return on plan assets	23,332	—	23,332	33,431	—	33,431	—	—
Acquisition	—	—	—	—	—	—	—	—
Employer contribution	—	220	220	19,750	183	19,933	1,109	1,063
Plan participants’ contributions	—	—	—	—	—	—	1,687	1,476
Benefits paid	(8,954)	(220)	(9,174)	(9,856)	(183)	(10,039)	(2,796)	(2,539)
Fair value of plan assets at end of year	211,638	—	211,638	197,260	—	197,260	—	—
Funded status	13,216	(2,910)	10,306	29,156	(6,560)	22,596	(16,910)	(15,050)
Unrecognized net actuarial (gain) loss	36,362	(2,593)	33,769	27,083	2,016	29,099	6,190	4,963
Unrecognized prior service cost	9,738	249	9,987	5,655	189	5,844	—	—
Unrecognized transition (assets)/obligation	—	—	—	—	94	94	—	—
Prepaid (accrued) benefit cost	$59,316	$(5,254)	$54,062	$61,894	$(4,261)	$57,633	$(10,720)	$(10,087)

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits
	2004			2003			Other Benefits
(Dollars in thousands)	Qualified	Non- qualified	Total	Qualified	Non- qualified	Total	2004	2003
Prepaid benefit cost	$59,316	$—	$59,316	$61,894	$—	$61,894	$—	$—
Accrued benefit cost	—	(5,254)	(5,254)	—	(4,261)	(4,261)	(10,720)	(10,087)
Intangible assets	—	—	—	—	—	—	—	—
Accumulated other comprehensive income	—	—	—	—	—	—	—	—
Net amount recognized	$59,316	$(5,254)	$54,062	$61,894	$(4,261)	$57,633	$(10,720)	$(10,087)

The following is a comparison of the projected and accumulated benefit obligation to the fair value of assets for the pension plans:

	Pension Benefits at December 31,
	2004			2003
(Dollars in thousands)	Qualified	Non- qualified	Total	Qualified	Non- qualified	Total
Projected benefit obligation	$198,422	$2,910	$201,332	$168,104	$6,560	$174,664
Accumulated benefit obligation	189,535	2,910	192,445	160,926	5,968	166,894
Fair value of assets	211,638	—	211,638	197,260	—	197,260

The components of net periodic benefit cost for the pension plans for 2004, 2003 and 2002 follow:

	Pension Benefits
	2004			2003			2002
(Dollars in thousands)	Qualified	Non- qualified	Total	Qualified	Non- qualified	Total	Qualified	Non- qualified	Total
Service cost	$5,603	$618	$6,221	$4,563	$404	$4,967	$4,058	$390	$4,448
Interest cost	10,528	386	10,914	9,993	314	10,307	9,731	332	10,063
Expected return on plan assets	(15,387)	—	(15,387)	(12,395)	—	(12,395)	(12,158)	—	(12,158)
Amortization of prior service cost	782	23	805	779	23	802	996	23	1,019
Recognized net actuarial (gain) loss	1,052	92	1,144	2,421	32	2,453	—	94	94
Amortization of transition asset	—	94	94	—	99	99	—	99	99
Net periodic benefit cost	$2,578	$1,213	$3,791	$5,361	$872	$6,233	$2,627	$938	$3,565

The components of net periodic benefit cost for the other postretirement benefit plans for 2004, 2003 and 2002 follow:

	Other Benefits
(Dollars in thousands)	2004	2003	2002
Service cost	$352	$205	$182
Interest cost	1,028	854	939
Expected return on plan assets	—	—	—
Amortization of prior service cost	—	—	—
Recognized net actuarial (gain) loss	362	153	324
Amortization of transition asset	—	—	—
Net periodic benefit cost	$1,742	$1,212	$1,445

There was no increase in the minimum liability included in other comprehensive income relating to pension benefits and other postretirement benefits for 2004 and 2003.

 The weighted average assumptions used to determine the benefit obligation are shown in the following table:

	Pension Benefits		Other Benefits
As of December 31,	2004	2003	2004	2003
Discount rate	5.75%	6.25%	5.75%	6.25%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

 The weighted average assumptions used to determine the net periodic benefit cost are shown in the following table:

	Pension Benefits		Other Benefits
As of December 31,	2004	2003	2004	2003
Discount rate	6.25%	6.50%	6.25%	6.50%
Expected long-term return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

 In determining pension expense for the qualified pension plan, a long-term return on assets of 8% was assumed.  This return consists of an average return of 10% on equity securities and 5% on debt securities.

Assumed health care cost trend rates are shown in the following table:

Assumed health care cost trend rates as of December 31,	2004	2003
Health care cost trend rate assumed for next year	10%	10%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2010	2009

 For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2005 and assumed to decrease by 1% per annum until the annual rate reaches 5% and to remain level thereafter. This rate represents Bankshares’ portion of the annual rate of increase. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$106	$(92)
Effect on postretirement benefit obligation	1,100	(979)

Pension Plan Assets

Bankshares’ qualified pension plan weighted average asset allocations by category are as follows:

	Plan Assets at December 31
Asset category	2004	2003
Equity securities	66%	68%
Debt securities	31	30
Cash	3	2
Total	100%	100%

 The return objectives for the qualified pension plan are (1) provide a growing and predictable income stream from year to year; (2) achieve an annual return at least equal to the 8% actuarial assumption rate; (3) preserve the capital value of the pension plan; and (4) achieve growth of capital with comparable pension funds.

 Asset allocation targets are between 30% to 50% in debt securities and 50% to 70% in equity securities. At December 31, 2004, assets of the qualified pension plan consisted of 66% equity securities, 31% debt securities, and 3% cash.

 One final objective of the qualified pension plan is to maintain the fair value of plan assets greater than the plan benefit obligations. At December 31, 2004, the fair value of plan assets was 107% of benefit obligations.

 The qualified pension plan had no investments in Bankshares common stock as of December 31, 2004 and 2003.

Cash Flows

 Generally, Bankshares makes cash contributions to the pension plan in amounts up to that permitted by guidelines established under employee benefit and tax laws after taking into consideration the funded status. If it is determined that there will be cash contributions, they are normally made after valuations have been finalized for the plan year and prior to the tax return filing date.  No contribution was made in 2004 for the plan year, and Bankshares does not anticipate making a contribution in 2005.

The following benefit payments, which reflect expected future service, as appropriate, are to be paid:

	Pension Benefits
(Dollars in thousands)	Qualified	Non- qualified	Total	Other Benefits
2005	$9,520	$238	$9,758	$1,615
2006	9,944	256	10,200	1,503
2007	10,460	287	10,747	1,492
2008	11,131	329	11,460	1,500
2009	11,793	345	12,138	1,543
Years 2010-2014	70,150	2,726	72,876	6,948

15.  STOCK PLANS

Omnibus Stock Plan (1989)

 The Omnibus Stock Plan adopted in 1989 permitted the grant of stock options and other stock incentives to key employees of Bankshares and its affiliates. The 1989 Plan provided for the issuance of up to 2,902,500 shares of Bankshares authorized but unissued common stock. Options outstanding were granted at the stock market value on the grant date and include both stock options which become exercisable cumulatively at the rate of 25% a year and those which are exercisable immediately on grant. If certain levels of earnings per share of Bankshares and net income of affiliates are not achieved, all or a portion of those options which become exercisable at the rate of 25% a year are forfeited and become available for future grants. All options will terminate 10 years from date of grant if not exercised. No further grants will be made under the 1989 Plan.

1999 Omnibus Stock Plan

 The 1999 Omnibus Stock Plan permits the grant of stock options and other stock incentives, including restricted stock awards, to key employees of Bankshares and its affiliates. The 1999 Plan provides for the issuance of up to 3,000,000 shares of Bankshares authorized but unissued common stock. Options outstanding were granted at market value and include both performance-based and nonperformance-based options. Options become exercisable ratably over three or four years. If certain levels of earnings per share of Bankshares and net income of affiliates are not achieved, all or a portion of the performance-based options are forfeited and become available for future grants. All options will terminate 10 years from date of grant if not exercised. Restricted stock awards outstanding were granted at market value and vest ratably over three years or in total at the end of a specified three-year period.  The number of shares of common stock which remain available for future grants under the Plan at December 31, 2004 is 1,171,430 shares.

The table below summarizes activity under the Omnibus Stock Plan and the 1999 Omnibus Stock Plan during the three years ended December 31, 2004:

			As of December 31,
	Options issued and outstanding	Weighted average exercise price	Options exercisable	Weighted average exercise price
Balance, December 31, 2001	1,603,215	$21.87
Granted	160,250	45.00
Terminated / forfeited	(221,407)	25.36
Exercised	(238,969)	17.59
Balance, December 31, 2002	1,303,089	24.90	729,522	$18.77
Granted	421,350	35.65
Options (at fair value) related to option plan of acquired bank	322,528	20.93
Terminated / forfeited	(202,811)	28.27
Exercised	(332,725)	19.39
Balance, December 31, 2003	1,511,431	27.81	899,039	21.98
Granted	460,572	45.61
Terminated / forfeited	(46,155)	37.32
Exercised	(358,837)	19.08
Balance, December 31, 2004	1,567,011	34.77	769,225	27.17

The following table provides selected information on stock options outstanding and exercisable at December 31, 2004:

	Options Outstanding			Options Exercisable
Exercise Prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$10.50 - $18.63	152,017	1.25	$15.30	152,017	$15.30
$19.55 - $25.74	396,318	5.37	24.56	396,318	24.56
$34.61 - $39.25	370,541	8.10	35.23	108,655	35.15
$42.65 - $51.23	648,135	8.71	45.32	112,235	44.73

 The weighted average fair value of options granted during 2004, 2003 and 2002 was $6.21, $6.82 and $11.10, respectively. Compensation expense associated with the options granted and expected to vest for 2004, 2003 and 2002 was $2.7 million, $2.0 million and $1.2 million, respectively.

 The weighted average fair value of options granted is estimated as of the grant date using the Black-Scholes option pricing model. The following weighted average assumptions were used as inputs to the Black-Scholes model for grants in 2004, 2003 and 2002, respectively:

•                  Dividend yield of 2.92%, 3.37% and 2.49%

•                  Volatility of 22.32%, 26.20% and 26.41%

•                  Risk-free interest rate of 2.66%, 3.28% and 4.55%

•                  Expected term of 3.0, 5.4 and 5.4 years

  The number of restricted stock awards granted in 2004, 2003 and 2002 was 35,982, 101,932 and 76,250, respectively. Total compensation expense associated with the restricted stock awards for 2004, 2003 and 2002 was $2.2 million, $3.0 million and $0.9 million, respectively. Compensation expense is recognized on a straight-line basis over a three-year vesting period. Due to the separation of personnel from IWM, restricted stock expense of $0.8 million was accelerated into the year 2003 that otherwise would have been recognized over future periods.

  Compensation costs for stock options and restricted stock awards are included in salary expense.  Another form of stock-based compensation is phantom stock, which is used for a portion of Bankshares’ directors’ deferred compensation plan.  A change in this plan was approved at the annual shareholders’ meeting and was effective April 1, 2004.  This plan requires all deferred fees to be settled in Bankshares’ stock.  This reduces the expense fluctuations that occurred with phantom stock, which resulted in variances corresponding to the changes in Bankshares’ stock price. The compensation cost for the phantom stock is included in other expenses.

Stock-based compensation amounts for 2004, 2003 and 2002 are summarized in the following table:

(Dollars in thousands)	2004	2003	2002
Stock options expense	$2,676	$2,045	$1,189
Restricted stock awards expense	2,191	2,986	872
Subtotal included in salaries expense	4,867	5,031	2,061
Phantom stock expense	74	1,581	(371)
Total stock-based compensation expense	$4,941	$6,612	$1,690

16. SEGMENT REPORTING

 Operating segments are defined as components of an enterprise about which separate financial information is available that management relies on for decision making and performance assessment. Bankshares has two reportable segments — Banking and IWM. The Banking segment is comprised of 13 affiliate banks. The accounting policies of the segments are the same as those described in Note No. 1 of the financial statements. However, the segment data reflect intersegment transactions and balances.

 Bankshares has historically identified three distinct business segments for which financial information is segregated for use in assessing performance and allocating resources when reporting to the Board of Directors. This segmentation is consistent with the reporting structure established at the time Bankshares was formed. At that time the organization consisted of: a lead bank, MSD&T, with two business segments – Banking and Investment & Wealth Management (“IWM”); and a Community Bank segment, which has been built through acquisitions and continued operation of independent charters. With the Farmers acquisition in 2003 and the consolidation of 11 affiliate banks into four banks in 2004, the distinction between banking segments has become less apparent. Increased lending authority at the Community Banks has resulted in additional loan growth within their market areas and reduced referral and overline business to MSD&T. As a result of the convergence of the two banking segments, Bankshares currently reports these segments collectively as Banking.

 The following tables present selected segment information for the years ended December 31, 2004, 2003 and 2002. The components in the “Other” column consist of amounts for the nonbank affiliates, unallocated corporate expenses and intercompany eliminations. Certain expense amounts such as operations overhead have been reclassified from internal financial reporting in order to provide for full cost absorption. These reclassifications are shown in the “Adjustments” line. Farmers is included in the “Banking” column, whereas Boyd Watterson and Peremel are included in the “IWM” column.

2004 (Dollars in thousands)	Banking	IWM	Other	Total
Net interest income	$544,640	$—	$1,141	$545,781
Provision for loan losses	(7,221)	—	—	(7,221)
Noninterest income	114,477	90,516	8,936	213,929
Noninterest expenses	(319,540)	(68,741)	(3,677)	(391,958)
Adjustments	18,098	(3,603)	(14,495)	—
Income (loss) before income taxes	350,454	18,172	(8,095)	360,531
Income tax (expense) benefit	(127,462)	(6,609)	2,947	(131,124)
Net income (loss)	$222,992	$11,563	$(5,148)	$229,407
Average loans	$9,719,249		$160	$9,719,409
Average earning assets	12,704,204		28,800	12,733,004
Average assets	13,541,941		451,030	13,992,971
Average deposits	10,498,445		(84,753)	10,413,692
Average equity	1,480,574		391,096	1,871,670

2003 (Dollars in thousands)	Banking	IWM	Other	Total
Net interest income	$477,507	$—	$(5,158)	$472,349
Provision for loan losses	(12,105)	—	—	(12,105)
Noninterest income	98,426	78,608	6,538	183,572
Noninterest expenses	(265,893)	(66,633)	(4,921)	(337,447)
Adjustments	9,941	(3,483)	(6,458)	—
Income (loss) before income taxes	307,876	8,492	(9,999)	306,369
Income tax (expense) benefit	(107,743)	(3,397)	1,585	(109,555)
Net income (loss)	$200,133	$5,095	$(8,414)	$196,814
Average loans	$8,088,749		$233	$8,088,982
Average earning assets	11,086,263		11,225	11,097,488
Average assets	11,701,443		270,138	11,971,581
Average deposits	9,142,644		(150,790)	8,991,854
Average equity	1,309,477		187,668	1,497,145

2002 (Dollars in thousands)	Banking	IWM	Other	Total
Net interest income	$443,362	$—	$(2,327)	$441,035
Provision for loan losses	(16,378)	—	—	(16,378)
Noninterest income	77,039	67,965	(485)	144,519
Noninterest expenses	(227,419)	(45,617)	428	(272,608)
Adjustments	7,072	(2,219)	(4,853)	—
Income (loss) before income taxes	283,676	20,129	(7,237)	296,568
Income tax (expense) benefit	(99,942)	(8,052)	1,664	(106,330)
Net income (loss)	$183,734	$12,077	$(5,573)	$190,238
Average loans	$7,088,425		$419	$7,088,844
Average earning assets	9,611,781		9,370	9,621,151
Average assets	10,058,519		64,938	10,123,457
Average deposits	7,688,472		(56,062)	7,632,410
Average equity	1,221,782		36,185	1,257,967

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

 SFAS No. 107, “Disclosures about the Fair Value of Financial Instruments,” requires that we disclose estimated fair values for our financial instruments. This disclosure should be read in conjunction with the financial statements and Notes to Financial Statements in this Annual Report.

 We base fair values on estimates or calculations using present value techniques when quoted market prices are not available. Because broadly traded markets do not exist for many of our financial instruments, we try to incorporate the current market conditions in the fair value calculation. These valuations are our estimates and are often based on current pricing policy, the characteristics of the financial instrument and other such factors. These calculations are subjective, involve uncertainties and rely on management judgment. There may be inherent weaknesses in any calculation technique, and changes in underlying assumptions used, including discount rates and estimates of future cash flow that could significantly affect the results.

 We have not included certain material items in our disclosure, such as the value of the long-term relationships with our deposit and wealth management customers, since these intangibles are not financial instruments. For all of these reasons, the total of the fair value calculations do not represent the underlying value of Bankshares.

The estimated fair values of Bankshares’ financial instruments at December 31, 2004 and 2003 were as follows:

	2004		2003
(Dollars in thousands)	Book Value	Fair Value	Book Value	Fair Value
Financial Assets
Loans held-for-sale	$11,000	$11,000	$14,925	$14,925
Loans	10,228,433	10,280,155	9,272,160	9,272,709
Nonmarketable investments	214,502	214,502	200,001	200,001

Financial Liabilities
Deposits	$10,799,199	$9,421,832	$10,262,553	$10,269,135
Long-term debt	690,955	718,995	647,722	641,110

The following methods and assumptions were used to estimate the fair value disclosures for financial instruments as of December 31, 2004 and 2003:

Cash and Short-Term Investments

 The amounts reported in the balance sheet approximate the fair values of these assets. Short-term investments include interest-bearing deposits in other banks and federal funds sold.

Investment Securities

 Fair values of investment securities are based on quoted market prices and are reported in Note No. 3.

Loans Held-for-Sale

 Loans held-for-sale are based on what secondary markets are currently offering for portfolios with similar characteristics.

Loans

 The fair value calculation of loans differentiates loans based on their financial characteristics, such as product classification, loan category, pricing features and remaining maturity. Prepayment estimates are evaluated by product and loan rate.

 The fair value of commercial loans, commercial real estate loans and real estate construction loans is calculated by discounting contractual cash flows using discount rates that are believed to reflect current credit quality and other related factors.

 For real estate 1-4 family first and junior lien mortgages, fair value is calculated by discounting contractual cash flows, adjusted for prepayment estimates, using discount rates based on current industry pricing for loans of similar size, type, remaining maturity and re-pricing characteristics.

 For consumer loans, the fair value is calculated by discounting the contractual cash flows, adjusted for prepayments, based on the current rates we offer for loans with similar characteristics.

 Loan commitments and letters of credit not included in the above table had contractual values of $4.2 billion and $379.8 million, respectively, at December 31, 2004, and $3.6 billion and $281.4 million, respectively, at December 31, 2003. These instruments generate ongoing fees at our current pricing levels. Since many of the commitments are expected to expire without being drawn upon, the total commitments do not necessarily represent future cash requirements. Unamortized fees on letters of credit totaled $1.3 million and $1.0 million at December 31, 2004 and 2003, respectively. Carrying cost estimates fair value for these fees.

Nonmarketable Investments

 There are generally restrictions on the sale and/or liquidation of nonmarketable securities. The carrying value of Federal Reserve Bank stock, Federal Home Loan Bank stock, private equity investments and the cash surrender value of BOLI approximates fair value. Hedge funds are carried at fair value based on current market valuations.

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

Long-Term Debt

 The fair value of the long-term debt associated with the interest rate swap is based on quoted market prices. For all other long-term debt, fair value is estimated by discounting the future cash flows using estimates of rates currently available to Bankshares and its affiliates for debt with similar terms and remaining maturities.

Derivatives

 The fair value of derivatives at December 31, 2004 and 2003 are reported in Note No. 18.

Limitations

The valuation techniques employed above involve uncertainties and are affected by assumptions used and by judgments regarding prepayments, credit risk, future loss experience, discount rates, cash flows and other factors. Therefore, derived fair values cannot be substantiated by comparison with independent markets or with other financial institutions. The reported fair values do not necessarily represent what Bankshares would realize in immediate sales or other dispositions. Changes in assumptions could significantly affect the reported fair values. The information presented is based on fair value calculations and market quotes as of December 31, 2004 and 2003. These amounts have not been updated since year end; therefore, the valuation may have changed significantly since that point in time.

 As discussed above, some of our asset and liability financial instruments are short-term, and therefore, the carrying amounts on the Consolidated Balance Sheet approximate fair value. Other significant assets and liabilities, which are not considered financial assets or liabilities and for which fair values have not been determined, include premises and equipment, goodwill and other intangibles, deferred and other liabilities.

18. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

 Bankshares maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. Derivative instruments that are used as part of the interest rate risk management strategy have been restricted to interest rate swaps. Interest rate swaps generally involve the exchange of fixed-rate and variable-rate interest payments between two parties, based on a common notional principal amount and maturity date. At December 31, 2004, Bankshares has interest rate swaps to convert a portion of its nonprepayable fixed-rate debt to floating-rate debt.

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

 The fair value of derivative instruments relating to hedging activities recorded in other assets was $7.1 million (notional $294.5 million) and $6.6 million (notional $203.1 million) at December 31, 2004 and 2003, respectively. The fair value of derivative instruments relating to hedging activities recorded in other liabilities was $6.8 million (notional $136.0 million) and $8.0 million (notional $150.0 million) at December 31, 2004 and 2003, respectively.  The fair-value hedges of nonprepayable fixed-rate debt were effective for the reported periods.  The impact of the hedges decreased interest expense $10.2 million and $8.5 million in 2004 and 2003, respectively.

The following tables summarize the gross position of derivatives relating to hedging activities at December 31, 2004 and 2003:

	2004			2003
(Dollars in thousands)	Notional or Contractual Amount	Credit Risk Amount (1)	Estimated Net Fair Value	Notional or Contractual Amount	Credit Risk Amount (1)	Estimated Net Fair Value
Asset/Liability Management Hedges
Interest Rate Contracts:
Swaps	$350,000	$6,297	$(143)	$353,108	$6,594	$(1,430)

Customer Accommodations
Interest Rate Contracts:
Swaps	$68,575	$684	$398	$—	$—	$—
Swaptions/Caps Purchased	5,971	80	80	—	—	—
Swaptions/Caps Sold	5,971	—	(80)	—	—	—

(1) Credit risk amounts reflect the replacement cost for those contracts in a gain position in the event of nonperformance by all counterparties.

 Mortgage loans held-for-sale have inherent forward contract (agreements to sell or purchase loans at a specific rate or yield) characteristics. Risk may arise from the corresponding parties’ inability to meet the terms of their contracts and from movement in interest rates. Bankshares has forward commitments to sell and fund individual fixed-rate and variable-rate mortgage loans that are reported at fair value. At December 31, 2004, the fair value adjustment to loans was $(13.7) thousand with the offset to other assets.

19. INTANGIBLE ASSETS

 The Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which discontinues the amortization of goodwill and intangible assets with indefinite lives. Instead, these assets are subject to at least an annual impairment review and more frequent review if certain impairment indicators are in evidence.

 The following table discloses the gross carrying amount and accumulated amortization of intangible assets subject to amortization at December 31, 2004 and December 31, 2003:

	December 31, 2004			December 31, 2003
(Dollars in thousands)	Gross carrying amount	Accumulated amortization	Net amount	Gross carrying amount	Accumulated amortization	Net amount
Core deposits	$49,881	$(15,014)	$34,867	$49,881	$(9,546)	$40,335
Mortgage servicing	1,597	(1,240)	357	2,351	(1,790)	561
Customer lists and other	17,010	(4,008)	13,002	17,010	(1,683)	15,327
Total	$68,488	$(20,262)	$48,226	$69,242	$(13,019)	$56,223

 The projections of amortization expense shown for mortgage servicing rights are based on asset balances and the interest rate environment as of December 31, 2004. Future amortization expense may be significantly different depending on changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

 Identifiable intangible assets are amortized based on useful lives of up to 15 years. Bankshares recorded $36.0 million of core deposit intangibles and $17.0 million in customer list and other intangible assets in connection with the Acquisitions in 2003. Management reviews identifiable intangible assets for impairment yearly (except mortgage servicing rights, which are reviewed monthly), or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. For those intangible assets subject to amortization, impairment is indicated if the sum of undiscounted estimated future net cash flow is less than the carrying amount of the asset. Impairment is recognized by accelerating the write-off of the asset to the extent that the carrying value exceeds the estimated fair value.

 The following table shows the current period and estimated future amortization expense for amortized intangible assets:

(Dollars in thousands)		Core deposit intangibles	Mortgage servicing intangibles	Customer lists and other intangibles	Total
Year ended December 31, 2004		$5,467	$331	$2,344	$8,142

Estimate for year ended December 31,	2005	5,467	242	2,326	8,035
	2006	5,467	111	2,083	7,661
	2007	5,209	4	1,890	7,103
	2008	4,344		1,708	6,052
	2009	4,120		985	5,105

 SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify potential impairment and the second step is to measure the amount of the impairment loss, if any. No impairment charges for goodwill impacted either the 2004 or 2003 financial statements.

 The following table discloses the gross carrying amount and accumulated amortization of goodwill at December 31, 2004 and December 31, 2003 by segment. Bankshares recorded $403.9 million of goodwill in connection with the acquisitions in 2003. During 2004, goodwill related to the Farmers acquisition was adjusted $14.4 million.

	December 31, 2004			December 31, 2003
(Dollars in thousands)	Gross carrying amount	Accumulated amortization	Net amount	Gross carrying amount	Accumulated amortization	Net amount
IWM	$18,061	$—	$18,061	$18,061	$—	$18,061
Banking	529,511	(39,781)	489,730	543,893	(39,781)	504,112
Total	$547,572	$(39,781)	$507,791	$561,954	$(39,781)	$522,173

20.  MERCANTILE BANKSHARES CORPORATION (PARENT CORPORATION ONLY) FINANCIAL INFORMATION

BALANCE SHEET

December 31, (Dollars in thousands, except per share data)	2004	2003
Assets
Cash	$2,502	$13,597
Interest-bearing deposits with bank affiliates	176,000	56,000
Securities purchased under resale agreements with bank affiliates	86,630	60,880
Cash and cash equivalents	265,132	130,477
Investment in bank affiliates	1,776,209	1,369,101
Investment in bank-related affiliates	10,033	22,341
Loans and advances to affiliates	358,076	359,520
Investment securities available-for-sale	18,580	19,610
Building premises and equipment, net	13,629	—
Goodwill, net	—	400,307
Other assets	123,295	101,925
Total	$2,564,954	$2,403,281
Liabilities and Shareholders’ Equity
Liabilities:
Commercial paper	$216,630	$190,880
Accounts payable and other liabilities	36,399	29,636
Long-term debt	394,242	341,324
Total Liabilities	647,271	561,840
Shareholders’ Equity:
Preferred stock, no par value; authorized 2,000,000 shares; issued and outstanding - None
Common stock, $2 par value; authorized 130,000,000 shares;
issued 79,300,506 shares in 2004 and 79,772,705 shares in 2003	158,601	159,545
Capital surplus	530,705	548,664
Retained earnings	1,231,102	1,110,748
Accumulated other comprehensive income (loss)	(2,725)	22,484
Total shareholders’ equity	1,917,683	1,841,441
Total	$2,564,954	$2,403,281

STATEMENT OF INCOME

	(Dollars in thousands)
For the Years Ended December 31,	2004	2003	2002
Income
Dividends from bank affiliates	$145,841	$309,980	$134,838
Dividends from bank-related affiliates	767	863	905
Interest on interest-bearing deposits with bank affiliates	710	1,460	819
Interest on securities purchased under resale agreements with bank affiliates	362	526	1,224
Interest on loans to affiliates	13,685	5,920	2,383
Other income	9,467	6,215	198
Total income	170,832	324,964	140,367
Expenses
Interest on short-term borrowings	893	1,099	2,732
Interest on long-term debt	13,846	12,128	4,243
Other expenses	4,984	6,042	2,269
Total expenses	19,723	19,269	9,244
Income before income tax benefit and equity in undistributed net income of affiliates	151,109	305,695	131,123
Income tax expense (benefit)	1,807	(1,959)	(310)
	149,302	307,654	131,433
Equity in undistributed net income of:
Bank affiliates	79,637	(110,984)	58,269
Bank-related affiliates	468	144	536
Net Income	$229,407	$196,814	$190,238

STATEMENT OF CASH FLOWS

Increase (decrease) in cash and cash equivalents	(Dollars in thousands)
For the Years Ended December 31,	2004	2003	2002
Cash Flows from Operating Activities
Net Income	$229,407	$196,814	$190,238
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of affiliates	(80,105)	110,840	(58,805)
Depreciation	102	—	—
Investment securities gains	(1,295)	(380)	—
Net increase in other assets	(8,574)	(6,390)	(83,772)
Net increase (decrease) in liabilities:
Interest payable	478	3,377	—
Accrued expenses	2,831	2,424	(582)
Taxes payable	1,714	(1,615)	(15,065)
Net cash provided by operating activities	144,558	305,070	32,014
Cash Flows from Investing Activities
Net (increase) decrease in loans to affiliates	1,444	(299,115)	74,445
Proceeds from sales of investment securities available-for-sale	27,224	2,380	500
Purchases of investment securities available-for-sale	(25,933)	(14,995)	(1,000)
Capital expenditures	(13,629)	—	—
Investment in affiliates	63,074	(171,609)	—
Net cash provided by (used in) investing activities	52,180	(483,339)	73,945
Cash Flows from Financing Activities
Net increase (decrease) in commercial paper	25,750	(67,888)	14,017
Proceeds from issuance of long-term debt	51,250	300,000	—
Repayment of long-term debt	—	(8,400)	(8,300)
Proceeds from issuance of shares	14,322	11,369	8,784
Repurchase of common shares	(44,110)	(212)	(53,953)
Dividends paid	(109,295)	(95,842)	(81,909)
Net cash (provided by) used in financing activities	(62,083)	139,027	(121,361)
Net increase (decrease) in cash and cash equivalents	134,655	(39,242)	(15,402)
Cash and cash equivalents at beginning of year	130,477	169,719	185,121
Cash and cash equivalents at end of year	$265,132	$130,477	$169,719

21.   SUBSEQUENT EVENT

 On January 25, 2005, Bankshares, Mercantile-Safe Deposit and Trust Company, a wholly owned subsidiary of Bankshares and a Maryland Bank (“MSD&T”), and Community Bank of Northern Virginia, a Virginia Bank (“CBNV”) entered into an Agreement and Plan of Merger. At December 31, 2004, CBNV had $880 million in assets, $654 million in gross loans and $649 million in deposits. The merger, which is subject to regulatory and CBNV shareholder approval and certain bank regulatory approvals, among other conditions, is expected to be completed by the end of the second quarter of 2005.

 At the effective time and as a result of the Merger, each outstanding share of CBNV’s common stock (the “Bank Shares”) will be converted into the right to receive either (i) $20.375 in cash without interest (the “Cash Election Price”), or (ii) .4005 of Bankshares’ common stock (the “Exchange Ratio,” and together with the cash Election Price, the “Merger Consideration”). Each shareholder of CBNV will be entitled to elect the number of its Bank Shares to be exchanged for the Cash Election Price or to make no election, subject to a proration which will provide that the aggregate Merger Consideration exchanged for Bank Shares outstanding at the closing of the Merger will be allocated as 40% cash and 60% Bankshares’ common stock. The Merger is anticipated to be tax free to the shareholders of CBNV, as to the portion of the Merger Consideration received as Bankshares common stock. Outstanding CBNV stock options will be converted into stock options of Bankshares.

ITEM 9.                             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There was no matter which is required to be disclosed in this Item 9 pursuant to the instructions contained in the form for this Report.

ITEM 9A.                   CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of our management including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2004, which is the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective.

There have been no changes in our internal controls over financial reporting in the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management has issued its report on internal control over financial reporting as of December 31, 2004, which appears in Item 8 of this Report.

ITEM 9B.                                             OTHER INFORMATION

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2004, but not reported.

PART III

ITEM 10.                                               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Bankshares has adopted a code of ethics that applies to its chief executive officer, chief financial officer, and controller.  The code of ethics is an exhibit to this Annual Report on Form 10-K.  The text of the code is posted on Bankshares’ website at www.mercantile.com.  Bankshares will provide to any person, without charge, upon request a copy of the code of ethics.  Requests for a copy of the code of ethics can be made in writing to: Mercantile Bankshares Corporation, P.O. Box 1477, Baltimore, MD 21203, Attn: Investor Relations.  Any future amendments to, or waivers from, the provisions of the code of ethics that require disclosure under applicable rules of the Securities and Exchange Commission will be disclosed in a current report on Form 8-K

The information required by this Item 10 with respect to the Executive Officers of Registrant appears in Part I of this Annual Report on Form 10-K.

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

PART IV

ITEM 15.                       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Exhibit Table

(2)                                  Agreement and Plan of Merger, dated as of January 24, 2005 among Registrant, Community Bank of Northern Virginia and Mercantile-Safe Deposit and Trust Company (Incorporated by reference to Registrant’s Form 8-K, Filed January 25, 2005, Exhibit 2.1, Commission File No. 0-5127)

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

B.	By-Laws of the Registrant, as amended to date (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, Exhibit 3.B, Commission File No. 0-5127).

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

C.                                     Mercantile Bankshares Corporation and Participating Affiliates Unfunded Deferred Compensation Plan for Directors, as amended through March 9, 2004 (Incorporated by reference to Registrant’s Registration Statement on Form S-8, No. 333-115741, Exhibit 4.4).

D.                                    Mercantile Bankshares Corporation Employee Stock Purchase Dividend Reinvestment Plan dated February 13, 1995 (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994, Exhibit 10 I, Commission File No. 0-5127).

E.                                      Mercantile Bankshares Corporation (1989) Omnibus Stock Plan (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1997, Exhibit 10 K, Commission File No. 0-5127).

F.                                      Mercantile Bankshares Corporation 1999 Omnibus Stock Plan and First Amendment of Mercantile Bankshares Corporation 1999 Omnibus Stock Plan (Incorporated by reference to Registrant’s Definitive Proxy Statement, filed April 8, 2004, Appendix A).

G.                                     Mercantile Bankshares Corporation and Participating Affiliates Supplemental Cash Balance Executive Retirement Plan, dated April 27, 1994, effective January 1, 1994 (Incorporated by reference to Registrant’s Annual Report on Form 10-K for year ended December 31, 1994, Exhibit 10 R, Commission File No. 0-5127).

H.                                    Mercantile Bankshares Corporation and Participating Affiliates Supplemental 401(k) Executive Retirement Plan, dated December 13, 1994, effective January 1, 1995 (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994, Exhibit 10 S, Commission File No. 0-5127).

I.                                         Mercantile Bankshares Corporation Retainer Stock Plan For Non-Employee Directors dated March 12, 1996 (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10 R, Commission File No. 0-5127).

J.                                        Mercantile Bankshares Corporation Option Agreement with J. Marshall Reid, dated August 21, 1995 (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, Exhibit 10 R, Commission File No. 0-5127).

K.                                    Mercantile Bankshares Corporation Option Agreement with Terry L. Troupe, dated September 10, 1996 (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, Exhibit 10 S, Commission File No. 0-5127).

L.                                      Executive Employment Agreement dated February 2, 2001, among Mercantile Bankshares Corporation, Mercantile-Safe Deposit and Trust Company and Edward J. Kelly, III (Incorporated by reference to Form 8-K of Registrant filed February 13, 2001, Exhibit 10 U, Commission File No. 0-5127), as amended by Agreement effective February 21, 2002 (Incorporated by reference to Registrant’s annual report on Form 10-K for the year ended December 31, 2001 Exhibit 10R, Commission File No. 0-5127).

M.                                 Executive Severance Agreement dated February 2, 2001, among Mercantile Bankshares Corporation, Mercantile-Safe Deposit and Trust Company and Edward J. Kelly, III (Incorporated by reference to Form 8-K of Registrant filed February 13, 2001, Exhibit 10 V, Commission File No. 0-5127), as amended by Agreement effective February 21, 2002 (Incorporated by Reference to Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2001, Exhibit 10S, Commission File No. 5127).

N.                                    Supplemental Retirement Agreement dated February 2, 2001, among Mercantile Bankshares Corporation, Mercantile-Safe Deposit and Trust Company and Edward J. Kelly, III (Incorporated by reference to Form 8-K of Registrant filed February 13, 2001, Exhibit 10 W, Commission File No. 0-5127).

O.                                    Mercantile Bankshares Corporation Option Agreement with Edward J. Kelly, III, dated March 2, 2001 (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, Exhibit 10 X, Commission File No. 0-5127).

P.                                      Schedule and Form of Mercantile Bankshares Corporation Option Agreements entered into in 2000 with J. Marshall Reid (40,000 shares), and Terry L. Troupe (20,000 shares) (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, Exhibit 10 Y, Commission File No. 0-5127).

Q.                                    Executive Employment Agreement dated March 19, 2002, among Mercantile Bankshares Corporation, Mercantile-Safe Deposit and Trust Company and John L. Unger (incorporated by reference to Registrant’s Form 8-K filed April 3, 2002 Exhibit 10Y, Commission File No. 0-5127).

R.                                     Executive Severance Agreement dated March 19, 2002, among Mercantile Bankshares Corporation, Mercantile-Safe Deposit and Trust Company and John L. Unger (incorporated by reference to Registrant’s Form 8-K April 3, 2002, Exhibit 10Z, Commission File No. 0-5127).

S.                                      Mercantile Bankshares Corporation Option Agreement with Edward J. Kelly, III, dated May 7, 2002 (incorporated by reference to Registrant’s Quarterly Report for the quarter ended June 30, 2002, Exhibit 10AA, Commission File No. 0-5127).

T.                                     Mercantile Bankshares Corporation Option Agreement with J. Marshall Reid, dated May 7, 2002 (incorporated by reference to Registrant’s Quarterly Report for the quarter ended June 30, 2002, Exhibit 10BB, Commission File No. 0-5127).

U.                                    Mercantile Bankshares Corporation Option Agreement with John L. Unger, dated May 7, 2002 (incorporated by reference to Registrant’s Quarterly Report for the quarter ended June 30, 2002, Exhibit 10DD, Commission File No. 0-5127).

V.                                     Mercantile Bankshares Corporation Option Agreement with Terry L. Troupe, dated May 7, 2002 (incorporated by reference to Registrant’s Quarterly Report for the quarter ended June 30, 2002, Exhibit 10EE, Commission File No. 0-5127).

W.                                Mercantile Bankshares Corporation Restricted Stock Agreement with Edward J. Kelly, III, dated April 29, 2002 (incorporated by reference to Registrant’s Quarterly Report for the quarter ended June 30, 2002, Exhibit 10FF, Commission File No. 0-5127).

X.                                    Mercantile Bankshares Corporation Restricted Stock Agreement with J. Marshall Reid, dated April 29, 2002 (incorporated by reference to Registrant’s Quarterly Report for the quarter ended June 30, 2002, Exhibit 10HH, Commission File No. 0-5127).

Y.                                     F&M Bancorp Restated 1983 Incentive Stock Option Plan (Incorporated by reference to Registrant’s Registration Statement on Form S-8, No. 333-108123, Exhibit 4.4).

Z.                                     F&M Bancorp 1995 Stock Option Plan (Incorporated by reference to Registrant’s Registration Statement on Form S-8, No. 333-108123, Exhibit 4.5).

AA.                         F&M Bancorp 1999 Employee Stock Option Plan (Incorporated by reference to Registrant’s Registration Statement on Form S-8, No. 333-108123, Exhibit 4.6).

BB.                             F&M Bancorp 1999 Stock Option Plan for Non-Employee Directors (Incorporated by reference to Registrant’s Registration Statement on Form S-8, No. 333-108123, Exhibit 4.7)

CC.                             Patapsco Valley Bancshares, Inc. Incentive Stock Option Plan (Incorporated by reference to Registrant’s Registration Statement on Form S-8, No. 333-108123, Exhibit 4.8).

DD.                           Patapsco Valley Bancshares, Inc. Directors’ Stock Option Plan (Incorporated by reference to Registrant’s Registration Statement on Form S-8, No. 333-108123, Exhibit 4.9).

EE.                               Patapsco Valley Bancshares, Inc. Employee Stock Purchase Plan (Incorporated by reference to Registrant’s Registration Statement on Form S-8, No. 333-108123, Exhibit 4.10).

FF.                               Monocracy Bancshares, Inc. 1994 Stock Incentive Plan (Incorporated by reference to Registrant’s Registration Statement on Form S-8, No. 333-108123, Exhibit 4.11).

GG.                             Monocracy Bancshares, Inc. 1997 Independent Directors’ Stock Option Plan (Incorporated by reference to Registrant’s Registration Statement on Form S-8, No. 333-108123, Exhibit 4.12).

HH.                           Executive Employment Agreement dated as of February 1, 2002 by and between Mercantile-Safe Deposit and Trust Company and John J. Pillegi (Incorporated by reference to Registrant’s Annual report on Form 10-K for the year ended December 31, 2004, Exhibit 10.UU, Commission File No. 0-5127).

II.                                     Executive Severance Agreement dated as of February 1, 2002 by and between Mercantile-Safe Deposit and Trust Company and John J. Pileggi (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, Exhibit 10.VV, Commission File No. 0-5127).

JJ.                                   Executive Employment Agreement dated as of January 13, 2003 by and between Mercantile-Safe Deposit and Trust Company and Michael M. Paese (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, Exhibit 10.WW, Commission File No. 0-5127).

KK.                           Executive Severance Agreement dated as of March 10, 2004 by and between Mercantile Bankshares Corporation and Peter W. Floeckher (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, Exhibit 10.XX, Commission File No. 0-5127).

LL.                               Executive Severance Agreement dated as of March 10, 2004 by and among Mercantile Bankshares Corporation, Mercantile-Safe Deposit and Trust Company and Deborah A. Kakaris (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, Exhibit 10.YY, Commission File No. 0-5127).

MM.                     Executive Severance Agreement dated as of March 10, 2004 by and between Mercantile Bankshares Corporation and Priscilla S. Hoblitzell (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, Exhibit 10.ZZ, Commission File No. 0-5127).

NN.                           Executive Employment Agreement effective as of January 11, 2005 by and among Registrant, Mercantile-Safe Deposit and Trust Company and Jay M. Wilson (Incorporated by reference to Registrant’s Form 8-K, filed January 14, 2005, Exhibit 10.1, Commission File No. 0-5127).

OO.                           Executive Severance Agreement effective as of January 11, 2005 by and among Registrant, Mercantile-Safe Deposit and Trust Company and Jay M. Wilson (Incorporated by reference to Registrant’s Form 8-K, filed January 14, 2005, Exhibit 10-2, Commission File No. 0-5127).

PP.                               Lease Agreement by and between MBC Realty, LLC and Mercantile-Safe Deposit and Trust Company dated as of November 19, 2004 and effective as of December 13, 2004 (filed herewith).

QQ.                           Membership Interests Purchase Agreement (MBC Realty, LLC) by and between Registrant and Harbor Group International L.L.C. dated as of October 20, 2004 (filed herewith).

RR.                             First Amendment to Membership Interests Purchase Agreement (MBC Realty, LLC) by and between Registrant and Harbor Group, International, L.L.C. dated as of November 18, 2004 (filed herewith).

SS.                               Form of Option Agreement for grants made under the Mercantile Bankshares Corporation 1999 Omnibus Stock Plan (filed herewith).

TT.                             Form of Restricted Stock Award Agreement for grants made under the Mercantile Bankshares Corporation 1999 Omnibus Stock Plan (filed herewith).

UU.                           Mercantile Bankshares Corporation 2004 Restricted Stock Program (filed herewith).

VV.                             Executive Severance Agreement effective as of November 5, 2003 by and between Registrant and Alexander T. Mason (filed herewith).

WW.                   Executive Severance Agreement effective as of August 15, 2002 by and between Registrant and Kevin A. McCreadie (filed herewith).

XX.                           Executive Employment Agreement effective as of August 15, 2002 by and among Registrant, Mercantile Capital Advisors, Inc. and Kevin A. McCreadie (filed herewith).

(14)                            Code of Ethics (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, Exhibit 14, Commission File No. 0-5127).

(21)                            Subsidiaries of the Registrant (filed herewith).

(23)                            Consent of Independent Accountants (filed herewith).

(24)                            Power of Attorney dated March 8,  2005 (filed herewith).

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

(32)                            Certifications pursuant to Section 906 of the Sarbanes Oxley Act of 2002

A.                                   Certificate of the Chief Executive Officer of Mercantile Bankshares Corporation (furnished herewith).

B.                                     Certificate of the Chief Financial Officer of Mercantile Bankshares Corporation (furnished herewith).

INDEX TO FINANCIAL STATEMENTS

Management’s Report on Internal Control Over Financial Reporting is included in Item 8 of this Annual Report on Form 10-K.

The Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements of Mercantile Bankshares Corporation and on Mercantile Bankshares Corporation’s internal control over financial reporting is included in Item 8 of this Annual Report on Form 10-K.

Consolidated Financial Statements and related notes are included in Item 8 of this Annual Report on Form 10-K, as follows:

Consolidated Balance Sheets, December 31, 2004 and 2003

Statement of Consolidated Income for the years ended December 31, 2004, 2003, and 2002

Statement of Consolidated Cash Flows for the years ended December 31, 2004, 2003 and 2002

Statement of Changes in Consolidated Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCANTILE BANKSHARES CORPORATION

By:	/s/ Edward J. Kelly, III	March 14, 2005
Edward J. Kelly, III
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Principal Executive Officer

/s/ Edward J. Kelly, III	March 14, 2005
Edward J. Kelly, III
Chairman, President and Chief Executive Officer

Principal Financial Officer

/s/ Terry L. Troupe	March 14, 2005
Terry L. Troupe
Executive Vice President and Chief Financial Officer

Principal Accounting Officer

/s/ William T. Skinner, Jr.	March 14, 2005
William T. Skinner, Jr.
Controller

A majority of the Board of Directors:

Richard O. Berndt, Howard B. Bowen, William R. Brody, Eddie C. Brown, George L. Bunting, Jr., Anthony W. Deering, Darrell D. Friedman, Freeman A. Hrabowski, Robert A. Kinsley, Alexander T. Mason, Jenny G. Morgan, Morton P. Plant, Christian H. Poindexter, Clayton S. Rose, James L. Shea, Donald L. Shepard and Jay M. Wilson.

By:	/s/ Edward J. Kelly, III	March 14, 2005
Edward J. Kelly, III
For Himself and as Attorney-in-Fact