Form 10-Q
period 2005-03-31
MERCANTILE BANKSHARES CORP
filed 2005-05-05
CIK 64908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of April 29, 2005,  79,491,610 shares of registrant’s Common Stock, $2 par value per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MERCANTILE BANKSHARES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	March 31, 2005	December 31, 2004	March 31, 2004
ASSETS
Cash and due from banks	$304,969	$244,875	$296,077
Interest-bearing deposits in other banks	158	158	158
Federal funds sold	26,901	101	353,893
Total cash and cash equivalents	332,028	245,134	650,128
Investment securities available-for-sale (Note 4)	2,807,721	2,908,694	3,006,218
Investment securities held-to-maturity (Note 4) fair value of $20,371 (2005), $21,094 (December 2004) and $28,436 (March 2004)	19,704	20,176	26,555
Total investment securities	2,827,425	2,928,870	3,032,773
Loans held-for-sale	24,341	11,000	38,741
Loans:
Commercial	2,797,435	2,813,325	2,566,692
Commercial real estate	3,180,853	3,122,701	2,836,846
Construction	1,347,365	1,268,350	1,105,346
Residential real estate	1,543,778	1,486,106	1,387,647
Consumer	1,487,040	1,484,583	1,473,491
Lease financing	56,751	53,368	64,398
Total loans	10,413,222	10,228,433	9,434,420
Less: allowance for loan losses	(149,017)	(149,002)	(156,635)
Loans, net	10,264,205	10,079,431	9,277,785
Bank premises and equipment, less accumulated depreciation of $144,515 (2005), $142,384 (December 2004) and $154,468 (March 2004)	141,135	139,946	141,482
Other real estate owned, net	145	212	134
Goodwill	507,791	507,791	522,226
Other intangible assets, net (Note 7)	46,122	48,226	54,223
Other assets	484,641	465,080	424,890
Total assets	$14,627,833	$14,425,690	$14,142,382
LIABILITIES
Deposits:
Noninterest-bearing deposits	$3,098,666	$3,049,031	$2,769,189
Interest-bearing deposits	7,872,610	7,750,168	7,774,398
Total deposits	10,971,276	10,799,199	10,543,587
Short-term borrowings	856,963	887,857	904,327
Accrued expenses and other liabilities	179,747	129,996	149,052
Long-term debt	681,331	690,955	657,411
Total liabilities	12,689,317	12,508,007	12,254,377
COMMITMENTS and CONTINGENCIES (Note 6)
SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized 2,000,000 shares; issued and outstanding - None
Common stock, $2 par value; authorized 130,000,000 shares; issued shares - 79,485,853 (2005), 79,300,506 (December 2004) and 79,974,797 (March 2004); restricted shares - 168,930 (2005), 143,528 (December 2004) and 140,167 (March 2004)	158,972	158,601	159,950
Capital surplus	538,075	530,705	553,955
Retained earnings	1,264,634	1,231,102	1,139,360
Accumulated other comprehensive income (loss)	(23,165)	(2,725)	34,740
Total shareholders’ equity	1,938,516	1,917,683	1,888,005
Total liabilities and shareholders’ equity	$14,627,833	$14,425,690	$14,142,382

See notes to consolidated financial statements

MERCANTILE BANKSHARES CORPORATION

STATEMENTS OF CONSOLIDATED INCOME

	For the 3 months ended March 31,
(Dollars in thousands, except per share data)	2005	2004
INTEREST INCOME
Interest and fees on loans	$152,544	$129,129
Interest and dividends on investment securities:
Taxable interest income	24,992	27,401
Tax-exempt interest income	721	877
Other investment income	644	333
Total interest and dividends on investment securities	26,357	28,611
Other interest income	344	106
Total interest income	179,245	157,846
INTEREST EXPENSE
Interest on deposits	25,305	20,767
Interest on short-term borrowings	4,042	1,419
Interest on long-term debt	6,815	5,255
Total interest expense	36,162	27,441
NET INTEREST INCOME	143,083	130,405
Provision for loan losses	756	2,426
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	142,327	127,979
NONINTEREST INCOME
Investment and wealth management	24,057	21,983
Service charges on deposit accounts	10,426	10,692
Mortgage banking-related fees	2,283	2,940
Investment securities gains and (losses), net	414	(55)
Nonmarketable investments	5,271	4,204
Other income	15,418	13,390
Total noninterest income	57,869	53,154
NONINTEREST EXPENSES
Salaries	46,554	44,788
Employee benefits	11,897	12,513
Net occupancy expense of bank premises	6,922	6,060
Furniture and equipment expenses	7,279	7,364
Communications and supplies	4,040	4,304
Other expenses	23,461	18,357
Total noninterest expenses	100,153	93,386
Income before income taxes	100,043	87,747
Applicable income taxes	37,416	32,050
NET INCOME	$62,627	$55,697
NET INCOME PER SHARE OF COMMON STOCK (Note 3):
Basic	$0.79	$0.70
Diluted	$0.78	$0.69
DIVIDENDS PAID PER COMMON SHARE	$0.35	$0.33

See notes to consolidated financial statements

MERCANTILE BANKSHARES CORPORATION

STATEMENTS OF CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY

For the 3 months ended March 31, 2005 and 2004

(Dollars in thousands, except per share data)	Total	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
BALANCE, DECEMBER 31, 2003	$1,841,441	$159,545	$548,664	$1,110,748	$22,484

Net income	55,697			55,697
Unrealized gains (losses) on securities available-for-sale, net of reclassification adjustment, net of taxes	12,256				12,256
Comprehensive income	67,953
Cash dividends paid:
Common stock ($.33 per share)	(26,335)			(26,335)
Issuance of 31,674 shares for dividend reinvestment and stock purchase plan	1,298	63	1,235
Issuance of 5,873 shares for employee stock purchase dividend reinvestment plan	257	12	245
Issuance of 138,251 shares for employee stock option plan	2,431	277	2,154
Restricted stock awards
Issuance of 26,294 shares	1,199	53	1,146
Deferred compensation	(1,263)			(1,263)
Amortization	513			513
Vested stock options	511	—	511	—	—
BALANCE, MARCH 31, 2004	$1,888,005	$159,950	$553,955	$1,139,360	$34,740

BALANCE, DECEMBER 31, 2004	$1,917,683	$158,601	$530,705	$1,231,102	$(2,725)

Net income	62,627			62,627
Unrealized gains (losses) on securities available-for-sale, net of reclassification adjustment, net of taxes	(20,440)				(20,440)
Comprehensive income	42,187
Cash dividends paid:
Common stock ($.35 per share)	(27,750)			(27,750)
Issuance of 26,355 shares for dividend reinvestment and stock purchase plan	1,278	53	1,225
Issuance of 5,441 shares for employee stock purchase dividend reinvestment plan	273	11	262
Issuance of 115,703 shares for employee stock option plan	1,519	231	1,288
Directors’ deferred compensation plan:
Issuance of 884 shares	—	2	(2)
Contribution	202		202
Dividend	—		60	(60)
Restricted stock awards
Issuance of 36,964 shares	1,890	74	1,816
Deferred compensation	(1,938)			(1,938)
Amortization	653			653
Vested stock options	2,519	—	2,519	—	—
BALANCE, MARCH 31, 2005	$1,938,516	$158,972	$538,075	$1,264,634	$(23,165)

See notes to consolidated financial statements

MERCANTILE BANKSHARES CORPORATION

STATEMENTS OF CONSOLIDATED CASH FLOWS

Increase (decrease) in cash and cash equivalents	For the 3 months ended March 31,
(Dollars in thousands)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$62,627	$55,697
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	756	2,426
Depreciation	3,714	3,900
Amortization of other intangible assets	2,072	2,032
Investment securities (gains) / losses	(414)	55
Income of investments in private equity funds	(2,181)	(141)
Write-downs of other real estate owned	1	—
Gains on sales of other real estate owned	(125)	(13)
Gains on sales of premises	(1,147)	(564)
Net (increase) decrease in assets:
Interest receivable	(5,796)	(1,939)
Other receivables	363	2,991
Bank-owned life insurance	(951)	(794)
Other assets	(6,615)	(11,126)
Loans held-for-sale	(13,341)	(23,816)
Net increase (decrease) in liabilities:
Interest payable	8,268	6,052
Accrued expenses	19,969	(25,110)
Taxes payable	24,441	37,273
Net cash provided by operating activities	91,641	46,923
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held-to-maturity	472	1,658
Proceeds from maturities of investment securities available-for-sale	219,959	297,156
Proceeds from sales of investment securities available-for-sale	15,997	8
Purchases of investment securities held-to-maturity	—	(4,765)
Purchases of investment securities available-for-sale	(167,201)	(244,497)
Net increase in customer loans	(185,665)	(163,394)
Proceeds from sales of other real estate owned	191	75
Capital expenditures	(5,619)	(702)
Proceeds from sales of premises	2,075	1,169
Purchases of private equity funds	(1,458)	(183)
Net cash used in investing activities	(121,249)	(113,475)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	49,635	18,468
Net increase in checking plus interest and savings accounts	38,811	268,332
Net increase (decrease) in certificates of deposit	83,631	(5,766)
Net (decrease) increase in short-term borrowings	(30,894)	95,306
Repayment of long-term debt	(1)	(12)
Proceeds from issuance of shares	3,070	3,986
Dividends paid	(27,750)	(26,335)
Net cash provided by financing activities	116,502	353,979
Net increase in cash and cash equivalents	86,894	287,427
Cash and cash equivalents at beginning of period	245,134	362,701
Cash and cash equivalents at end of period	$332,028	$650,128
SUPPLEMENTAL INFORMATION
Cash payments for interest	$27,894	$21,389
Cash payments for income taxes	13,226	2,579

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

2. Business Combinations / Restructuring

The following provides information concerning acquisitions and restructurings. Acquisitions are accounted for as purchases with the results of their operations subsequent to the acquisition date to be included in Bankshares’ Statements of Consolidated Income.

In 2004, Bankshares initiated a significant reorganization within its Community Banking network.  In a move designed to create banks of sufficient size and depth to compete more effectively today and in the future, Bankshares combined 11 affiliate banks to create four new organizations, all with a more prominent Mercantile identity. This reorganization has enabled Bankshares to operate more effectively and efficiently in the face of increased competitive and regulatory pressures.  Fewer, larger banks allow better leverage of our branch network, reduce administrative and operational redundancies and increase the breadth and depth of expertise within our Community Banks. All banks that were combined are geographically contiguous, share increasingly common market dynamics and offer the opportunity to create scale efficiencies. In 2004, Bankshares accrued approximately $2.3 million in restructuring charges due to this reorganization. The majority of these costs were in severance charges. At March 31, 2005, $1.4 million remains to be paid.

On January 25, 2005, Bankshares, Mercantile-Safe Deposit and Trust Company, a wholly owned subsidiary of Bankshares and a Maryland Bank (“MSD&T”), and Community Bank of Northern Virginia, a Virginia Bank (“CBNV”) entered into an Agreement and Plan of Merger. At December 31, 2004, CBNV had $880 million in assets, $654 million in gross loans and $649 million in deposits. The merger, which is subject to CBNV shareholder approval and certain bank regulatory approvals, among other conditions, is expected to be completed by the end of the second quarter of 2005. CBNV will hold a special meeting of shareholders of CBNV on May 16, 2005, to approve the merger. For the quarter ended March 31, 2005, Bankshares expensed merger-related costs totaling $0.3 million. These costs were included in noninterest expenses.

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

3. Earnings Per Share

Basic earnings per share (“EPS”) are computed by dividing income available to common shareholders by weighted average common shares outstanding.  Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of stock options, restricted stock awards and vested directors’ deferred compensation plan shares.  The following tables provide reconciliation between the computation of basic EPS and diluted EPS for the three months ended March 31, 2005 and 2004, respectively.

	For the 3 months ended March 31,
2005 (In thousands, except per share data)	Net Income	Weighted Average Common Shares	EPS
Basic EPS	$62,627	79,228	$0.79
Dilutive effect of:
Stock options and restricted stock awards		479
Vested directors’ deferred compensation plan shares		168
Diluted EPS	$62,627	79,875	$0.78

	For the 3 months ended March 31,
2004 (In thousands, except per share data)	Net Income	Weighted Average Common Shares	EPS
Basic EPS	$55,697	79,725	$0.70
Dilutive effect of:
Stock options and restricted stock awards		533
Diluted EPS	$55,697	80,258	$0.69

Antidilutive options and awards excluded from the computation of diluted earnings per share were 116,565 and 298,319 for the three months ended March 31, 2005 and 2004, respectively.

4. Investment Securities

At both periods presented, securities with an amortized cost of $1.1 billion were pledged as collateral for certain deposits as required.

The amortized cost and fair value of investment securities at March 31, 2005 and December 31, 2004 are shown below:

	March 31, 2005				December 31, 2004
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities held-to-maturity
States and political subdivisions	$19,704	$683	$16	$20,371	$20,176	$921	$3	$21,094

Investment securities available-for-sale
U.S. Treasury	$521,307	$1,511	$2,487	$520,331	$605,505	$4,534	$980	$609,059
U.S. Government agencies	875,677	1,329	11,246	865,760	853,930	3,742	4,699	852,973
Mortgage-backed securities	1,326,104	1,322	28,148	1,299,278	1,326,056	4,372	13,127	1,317,301
States and political subdivisions	60,405	433	88	60,750	61,984	917	31	62,870
Other investments	60,969	851	218	61,602	65,323	1,294	126	66,491
Total	$2,844,462	$5,446	$42,187	$2,807,721	$2,912,798	$14,859	$18,963	$2,908,694

At March 31, 2005, there were $328.3 million of individual securities that had unrealized losses for a period greater than 12 months. At March 31, 2005, these securities had an unrealized loss of $14.8 million of which 93.4% were mortgage-backed securities. Management has assessed the impairment of these securities and determined that the impairment is temporary. All principal and interest payments on available-for-sale debt securities in an unrealized loss position for greater than 12 months are expected to be collected given the high credit quality of the U.S. government agency debt securities and Bankshares ability and intent to hold the securities until such time as the value recovers or they mature.

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

Under Statements of Financial Accounting Standards (SFAS) Nos. 114 and 118, “Accounting by Creditors for Impairment of a Loan-an amendment of FASB Statements Nos. 5 and 15,” a loan is considered impaired, based on current information and events, if it is probable that Bankshares will not collect all principal and interest payments according to the contractual terms of the loan agreement. The impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the repayment is expected to be provided predominantly by the underlying collateral. Information with respect to impaired loans and the related valuation allowance (if the measure of the impaired loan is less than the recorded investment) at March 31, 2005, December 31, 2004 and March 31, 2004 is shown below.  See Annual Report on Form 10-K for more detail.

(Dollars in thousands)	March 31, 2005	December 31, 2004	March 31, 2004
Impaired loans with a specific valuation allowance	$17,188	$18,365	$25,971
All other impaired loans	11,592	9,113	16,508
Total impaired loans	$28,780	$27,478	$42,479

Specific allowance for loan losses applicable to impaired loans	$10,437	$10,611	$14,094
General allowance for loan losses applicable to other than impaired loans	138,580	138,391	142,541
Total allowance for loan losses	$149,017	$149,002	$156,635

Year-to-date interest income on impaired loans recorded on the cash basis	$23	$379	$103
Year-to-date average recorded investment in impaired loans during the period	$28,780	$39,025	$42,479
Quarter-to-date interest income on impaired loans recorded on the cash basis	$23	$79	$103
Quarter-to-date average recorded investment in impaired loans during the period	$28,780	$35,583	$42,479

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit were $4.4 billion at March 31, 2005, $4.2 billion at December 31, 2004, and $3.6 billion at March 31, 2004.

Letters of credit are commitments issued to guarantee the performance of a customer to a third party. Outstanding letters of credit were $401.7 million at March 31, 2005, $379.8 million at December 31, 2004 and $303.3 million at March 31, 2004.  Fees received for issuing letters of credit are deferred and amortized over the life of the commitment.  The unamortized fees on letters of credit at March 31, 2005, December 31, 2004, and March 31, 2004 had a carrying value of $1.4 million, $1.3 million and $1.1 million, respectively.

Bankshares’ mortgage banking subsidiary is a Fannie Mae Delegated Underwriting and Servicing lender, and has a loss sharing arrangement for loans originated on behalf of and sold to Fannie Mae.  The unamortized principal balance of the underlying loans totaled $220.9 million, $190.7 million and $148.6 million at March 31, 2005, December 31, 2004 and March 31, 2004, respectively.  No loss reserve has been established for potential losses on loans originated and sold in the secondary market since there have been no losses recognized during the history of this arrangement and no losses were incurred at March 31, 2005.  The mortgage subsidiary also has originated and sold loans with recourse in the event of foreclosure on the underlying real estate.  The unamortized amount of principal balance of loans sold with recourse totaled $1.6 million at March 31, 2005, $1.7 million at December 31, 2004 and $2.2 million at March 31, 2004.  These mortgages are generally in good standing, are well-collateralized and no loss has ensued and no future loss is expected.

Bankshares has committed to invest funds in third-party private equity investments. At March 31, 2005, December 31, 2004 and March 31, 2004, $32.5 million, $28.9 million and $20.9 million, respectively, remained unfunded.

In the ordinary course of business, Bankshares and its subsidiaries are involved in a number of pending and threatened legal actions and proceedings. In certain of these actions and proceedings, claims for substantial monetary damages are asserted against Bankshares and its subsidiaries. In view of the inherent difficulty of predicting the outcome of such matters, Bankshares cannot state what the eventual outcome of pending matters will be. However, based on current knowledge, management does not believe that liabilities, if any, arising from pending litigation matters, will have a material adverse effect on the consolidated financial position or liquidity of Bankshares. If payment associated with a claim becomes probable and the cost can be reasonably estimated, a contingent liability would be established based on information currently available, advice of counsel and available insurance coverage.

As previously disclosed, on July 12, 2004, former employee John Pileggi filed a lawsuit against Mercantile Bankshares Corporation (“Bankshares”), Mercantile-Safe Deposit and Trust Company (“MSD&T”) and Edward J. Kelly, III, Chairman and CEO of Bankshares alleging that the public statements made by the defendants regarding the circumstances of Mr. Pileggi’s termination gave rise to claims of libel, invasion of privacy and false light. Mr. Pileggi also alleged breach of his employment contract and made a claim pursuant to a change-in-control agreement. The complaint sought actual and punitive damages amounting to in excess of $240 million.

On September 27, 2004, Bankshares filed a countersuit against Mr. Pileggi alleging that during his employment, Mr. Pileggi engaged in activities that constituted fraud, breach of contract, and breach of his fiduciary duty. The countersuit sought compensatory and punitive damages amounting to $8.2 million.

On March 30, 2005, Bankshares, MSD&T, Mr. Kelly and Mr. Pileggi agreed to dismiss all claims and provide full releases from any future claims. In addition, Mercantile has agreed to pay Mr. Pileggi $1.3 million in respect of Mr. Pileggi’s employment contract and certain related benefits. Mercantile also has agreed, subject to certain conditions, to pay a portion of the legal fees incurred by Mr. Pileggi.

7. Other Intangible Assets

The following table discloses the gross carrying amount and accumulated amortization of intangible assets subject to amortization at March 31, 2005 and December 31, 2004:

	March 31, 2005			December 31, 2004
(Dollars in thousands)	Gross carrying amount	Accumulated amortization	Net amount	Gross carrying amount	Accumulated amortization	Net amount
Core deposits	$49,881	$(16,380)	$33,501	$49,881	$(15,014)	$34,867
Mortgage servicing	1,338	(1,072)	266	1,370	(1,013)	357
Customer lists and other	17,010	(4,655)	12,355	17,010	(4,008)	13,002
Total	$68,229	$(22,107)	$46,122	$68,261	$(20,035)	$48,226

Identifiable intangible assets are amortized based on estimated lives of up to 15 years. Management reviews other intangible assets for impairment yearly, or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. For those intangible assets subject to amortization, impairment is indicated if the sum of undiscounted estimated future net cash flows is less than the carrying amount of the asset. Impairment is recognized by writing down the carrying value or adjusting the estimated life of the asset. Any impairment recognized in a valuation account is reflected in the income statement in the corresponding period.

The following table shows the current period and estimated future amortization expense for amortized intangible assets. The projections of amortization expense shown for mortgage servicing rights are based on asset balances and the interest rate environment as of March 31, 2005. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

(Dollars in thousands)		Core deposits	Mortgage servicing	Customer lists and other	Total
Three months ended March 31, 2005 (actual)		$1,367	$54	$651	$2,072
Nine months ended December 31, 2005 (estimated)		4,100	74	1,939	6,113
Twelve months ended December 31, 2005 (estimated)		5,467	128	2,590	8,185

Estimate for year ended December 31,	2006	5,467	99	2,343	7,909
	2007	5,209	39	2,149	7,397
	2008	4,344		1,966	6,310
	2009	4,020		1,028	5,048

8. Comprehensive Income

The following table summarizes the market value change and related tax effect of unrealized gains (losses) on securities available-for-sale for the quarters ended March 31, 2005 and 2004, respectively.  The total comprehensive income is included in the Statements of Changes in Consolidated Shareholders’ Equity.

	For the 3 months ended March 31,
(Dollars in thousands)	2005	2004
Net income	$62,627	$55,697
Other comprehensive income, net of taxes:
Unrealized holding (losses) gains arising during the period	(20,190)	12,223
Reclassification adjustment for (gains) losses included in net income	(250)	33
Total	$42,187	$67,953

9. Capital Adequacy

Bankshares and its bank affiliates are subject to various regulatory capital adequacy requirements administered by federal and state banking agencies.  These requirements include maintaining certain capital ratios above minimum levels.  These capital ratios include tier I capital and total risk-based capital as percentages of net risk-weighted assets and tier I capital as a percentage of adjusted average total assets (leverage ratio).  The minimum ratios for capital adequacy purposes are 4.00%, 8.00% and 4.00%, for the tier I capital, total capital and leverage ratios, respectively.  To be categorized as well capitalized, a bank must maintain minimum ratios of 6.00%, 10.00% and 5.00%, for its tier I capital, total capital and leverage ratios, respectively.  As of March 31, 2005, Bankshares and each of its bank affiliates exceeded all capital adequacy requirements to be considered well capitalized.

Capital ratios and the amounts used to calculate them are presented in the following table for Bankshares and Mercantile-Safe Deposit and Trust Company (MSD&T), the lead bank, as of March 31, 2005 and December 31, 2004.

	March 31, 2005		December 31, 2004
(Dollars in thousands)	Bankshares	MSD&T	Bankshares	MSD&T

Tier I capital	$1,412,974	$419,288	$1,370,112	$411,587
Total risk-based capital	1,844,629	467,357	1,802,520	459,812
Net risk-weighted assets	11,323,077	3,839,217	11,109,137	3,847,161
Adjusted average total assets	13,873,772	4,669,943	13,674,386	4,504,451

Tier I capital ratio	12.48%	10.92%	12.33%	10.70%
Total capital ratio	16.29%	12.17%	16.23%	11.95%
Leverage ratio	10.18%	8.98%	10.02%	9.14%

Bankshares has an ongoing share repurchase program.  Purchases may be made from time to time, subject to regulatory requirements, in open market or in privately negotiated transactions. Purchased shares are retired. At March 31, 2005, there were 476,327 shares remaining available for repurchase under the plan.

10. Segment Reporting

Operating segments as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, are components of an enterprise with separate financial information.  The component engages in business activities from which it derives revenues and incurs expenses and whose operating results management relies on for decision-making and performance assessment. Bankshares has two reportable segments – Banking and Investment and Wealth Management  (“IWM”).

The following tables present selected segment information for the three months ended March 31, 2005 and 2004. The components in the “Other” column consist of amounts for the nonbank affiliates, unallocated corporate expenses including income taxes and intercompany eliminations. Certain expense amounts such as operations overhead have been reclassified from internal financial reporting in order to provide for full cost absorption. These reclassifications are shown in the “Adjustments” line.

	For the 3 months ended March 31, 2005
(Dollars in thousands)	Banking	IWM	Other	Total
Net interest income	$143,094	$—	$(11)	$143,083
Provision for loan losses	(756)	—	—	(756)
Noninterest income	29,491	24,313	4,065	57,869
Noninterest expenses	(80,451)	(16,846)	(2,856)	(100,153)
Adjustments	3,929	(1,209)	(2,720)	—
Income (loss) before income taxes	95,307	6,258	(1,522)	100,043
Income tax (expense) benefit	(33,047)	(2,506)	(1,863)	(37,416)
Net income (loss)	$62,260	$3,752	$(3,385)	$62,627
Average loans	$10,313,937		$424	$10,314,361
Average earning assets	13,199,433		21,734	13,221,167
Average assets	14,348,599		159,745	14,508,344
Average deposits	10,903,318		(184,584)	10,718,734
Average equity	1,805,588		144,688	1,950,276

	For the 3 months ended March 31, 2004
(Dollars in thousands)	Banking	IWM	Other	Total
Net interest income	$130,345	$—	$60	$130,405
Provision for loan losses	(2,426)	—	—	(2,426)
Noninterest income	27,095	22,382	3,677	53,154
Noninterest expenses	(75,527)	(17,379)	(480)	(93,386)
Adjustments	3,231	(796)	(2,435)	—
Income (loss) before income taxes	82,718	4,207	822	87,747
Income tax (expense) benefit	(29,046)	(1,683)	(1,321)	(32,050)
Net income (loss)	$53,672	$2,524	$(499)	$55,697
Average loans	$9,338,236		$197	$9,338,433
Average earning assets	12,348,307		23,886	12,372,193
Average assets	13,069,701		548,492	13,618,193
Average deposits	10,138,846		(72,201)	10,066,645
Average equity	1,373,147		475,314	1,848,461

11. Derivative Instruments and Hedging Activities

FASB Statement No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities, FASB Statement No. 138 (SFAS No. 138), Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment to FASB Statement No. 133 and FASB Statement No. 149 (SFAS No. 149), Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities  (collectively referred to as “derivatives”), establishes accounting and reporting standards for derivative instruments and for hedging activities. Bankshares maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  Currently, derivative instruments that are used as part of the interest rate risk management strategy have been restricted to interest rate swaps.  Interest rate swaps generally involve the exchange of fixed-rate and variable-rate interest payments between two parties, based on a common notional principal amount and maturity date. As of March 31, 2005, Bankshares has interest rate swaps to convert a portion of its nonprepayable fixed-rate debt to floating-rate debt.  Bankshares also arranges interest rate swaps, caps and swaptions for commercial loan customers through its capital markets group.  Derivative transactions done with loan customers are hedged by means of an off-setting derivative trade with a third party.  In this way, Bankshares manages the market risk arising from capital markets related derivative activity.

The fair value of derivative instruments relating to hedging activities recorded in other assets was $1.6 million (notional $261.2 million) and $7.1 million (notional $294.5 million) at March 31, 2005 and December 31, 2004, respectively.  The fair value of derivative instruments relating to hedging activities recorded in other liabilities was $10.0 million (notional $175.7 million) and $6.8 million (notional $136.0 million) at March 31, 2005 and December 31, 2004, respectively.

Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded as other noninterest income in the results of operations. For all hedge relationships, ineffectiveness resulting from differences between the changes in fair values or cash flows of the hedged item and changes in fair value of the derivative are recognized as other noninterest income in the results of operations. The net interest settlement on derivatives designated as fair value or cash flow hedges is treated as an adjustment of the interest income or interest expense of the hedged assets or liabilities. The fair-value hedges of nonprepayable fixed-rate debt were effective for the reported periods. The impact of the hedges decreased interest expense $1.6 million in the first three months of 2005 and $2.8 million for the same period in 2004.

The following tables summarize the gross position of derivatives relating to hedging activities at March 31, 2005 and December 31, 2004:

	March 31, 2005			December 31, 2004
	Notional or	Credit	Estimated	Notional or	Credit	Estimated
	Contractual	Risk	Net	Contractual	Risk	Net
(Dollars in thousands)	Amount	Amount (1)	Fair Value	Amount	Amount (1)	Fair Value
Asset/Liability Management Hedges
Interest Rate Contracts:
Swaps	$350,000	$4,082	$(9,021)	$350,000	$6,297	$(143)

Customer Accommodations
Interest Rate Contracts:
Swaps	$75,024	$826	$632	$68,575	$684	$398
Swaptions/Caps Purchased	5,941	68	68	5,971	80	80
Swaptions/Caps Sold	5,941	—	(68)	5,971	—	(80)

(1)          Credit risk amounts reflect the replacement cost for those contracts in a gain position in the event of nonperformance by all counterparties.

Mortgage loans held-for-sale have inherent forward contract (agreements to sell or purchase loans at a specific rate or yield) characteristics. Risk may arise from the corresponding parties’ inability to meet the terms of their contracts and from movement in interest rates. Bankshares has forward commitments to sell and fund individual fixed-rate and variable-rate mortgage loans that are reported at fair value. The fair value of the forward contracts was $1.5 million at March 31, 2005 and $1.2 million at December 31, 2004.

12. Stock-based Compensation Expense

Bankshares has several stock-based compensation programs for its directors, management and employees. Compensation costs for stock options and restricted stock awards are measured under the fair value method and are included in salary expense.  Another form of stock-based compensation is phantom stock, which is used for a portion of the Bankshares’ Directors’ Deferred Compensation Plan. This plan requires that substantially all deferred fees be settled in Bankshares’ stock. The compensation cost for the phantom stock is included in other expenses.  Employee stock-based compensation amounts, included in salaries expense, for the quarters ended March 31, 2005 and 2004, respectively, are summarized in the following table:

	For the 3 months ended March 31
(Dollars in thousands)	2005	2004
Stock options expense	$713	$406
Restricted stock awards expense	642	487
Included in salaries expense	$1,355	$893

13. Pension & Other Postretirement Benefit Plans

Bankshares sponsors qualified and nonqualified pension plans and other postretirement benefit plans for its employees.  The following table summarizes the components of the net periodic benefit cost for the pension plans for the three months ended March 31, 2005 and 2004, respectively.

	For the 3 months ended March 31, 2005			For the 3 months ended March 31, 2004
(Dollars in thousands)	Qualified	Nonqualified	Total	Qualified	Nonqualified	Total
Service cost	$1,778	$165	$1,943	$1,572	$141	$1,713
Interest cost	2,813	35	2,848	2,549	101	2,650
Expected return on plan assets	(4,138)	—	(4,138)	(3,845)	—	(3,845)
Amortization of prior service cost	300	—	300	195	6	201
Recognized net actuarial (gain) loss	350	—	350	153	29	182
Amortization of transition asset	—	—	—	—	24	24
Net periodic benefit cost	$1,103	$200	$1,303	$624	$301	$925

The following table summarizes the components of the net periodic benefit cost for the other postretirement benefit plans for the three months ended March 31, 2005 and 2004, respectively.

	For the 3 months ended March 31,
(Dollars in thousands)	2005	2004
Service cost	$133	$65
Interest cost	249	214
Expected return on plan assets	—	—
Amortization of prior service cost	—	—
Recognized net actuarial (gain) loss	88	38
Amortization of transition asset	—	—
Net periodic benefit cost	$470	$317

As previously disclosed in its financial statements for the year ended December 31, 2004, Bankshares generally makes cash contributions to the pension plan in amounts up to that permitted by guidelines established under employee benefit and tax laws after taking into consideration the funded status. If it is determined that there will be cash contributions, they are normally made after valuations have been finalized for the plan year and prior to the tax return filing date.  Bankshares does not anticipate making a contribution in 2005.

14. Recent Accounting Standards

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” which addresses the accounting for differences between contractual cash flows and expected cash flows for loans acquired in a transfer when those differences are attributable at least in part to credit quality.  It includes such loans acquired in purchase business combinations where there is evidence of deterioration in credit quality since origination. This SOP requires the difference between expected cash flows and the purchase price to be accreted as an adjustment to yield over the life of the acquired loans; the difference between contractual cash flows and expected cash flows is not subject to accretion. This SOP would represent a change from past practice where the allowance for loan losses was carried over in purchase accounting. The SOP is effective for loans acquired after December 15, 2004. Bankshares will utilize this SOP in evaluating the impact it will have on operations and financial statements with respect to Community Bank of Northern Virginia and will apply this SOP to any new acquisitions.

In November 2004, the Emerging Issues Task Force (“EITF”) published Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost. The Task Force requested that the FASB staff consider other impairment models within U.S. GAAP when developing its views. The Task Force also requested that the scope of the impairment issue be expanded to include equity investments and investments subject to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and that that issue be addressed by the Task Force as a separate EITF issue. At the EITF meeting, the Task Force reached a consensus on one issue that certain quantitative and qualitative disclosures should be required for securities accounted for under Statement 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Board ratified the consensus on that one issue at its November 25, 2004 meeting. In September 2004, the Financial Accounting Standards Board (“FASB”) directed the FASB staff to issue two proposed FASB Staff Positions (“FSP”): Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-1-b, which delays the effective date of Issue 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. The outcome of the proposed guidance under certain interpretations could have an adverse impact on Bankshares’ capital and earnings as it relates to securities deemed impaired within the available-for-sale investment portfolio. Bankshares cannot determine the potential impact until the FASB finalizes the proposed statement.

In December 2004, the FASB issued Statement No. 123 (Revised 2004) SFAS No. 123R, “Share-Based Payment,” which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. Share-based compensation arrangements include share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the Notes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Bankshares’ adopted the cost recognition provision of SFAS No. 123, “Accounting for Stock-Based Compensation,” in 1995 and has been expensing compensation cost related to stock options. Bankshares does not anticipate this revision will have a material effect on the financial statements. On April 14, 2005, the Securities and Exchange Commission (SEC) approved a new rule that delays for public companies the effective date of SFAS No. 123R. Under the SEC’s rule SFAS, No. 123R is now effective for annual periods that begin after June 15, 2005.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

MERCANTILE BANKSHARES CORPORATION

HIGHLIGHTS

Consolidated Financial Results

Net income for the quarter ended March 31, 2005 was $62.6 million, a 12.4% increase from net income of $55.7 million for the same period in 2004 and a 3.3% increase over the $60.6 million reported for the fourth quarter of 2004.  For the quarter ended March 31, 2005, diluted net income per share was $.78, an increase of 13.0% from the $.69 reported for the same period of last year and an increase of 2.6% from the $.76 reported for the fourth quarter of last year.  Adjusted weighted average shares outstanding decreased from 80.3 million for the quarter ended March 31, 2004, to 79.9 million for the quarter ended March 31, 2005.

Net interest income for the quarter ended March 31, 2005 increased 9.7% to $143.1 million from $130.4 million for the first quarter of last year.  The growth in net interest income was attributable to a 10.5% growth in average loans and a 14 basis point improvement in the net interest margin. Loan growth was solid in all categories, except for consumer loans which were up only slightly. The strongest growth was in average construction loans, which increased 20.4%. Twelve basis points of the improvement in the net interest margin was attributable to the effect of noninterest-bearing funds, which consist primarily of demand deposits and shareholders’ equity.

At March 31, 2005, nonperforming assets amounted to $31.4 million or 0.30% of period-end loans and other real estate owned, a decline from $48.1 million at March 31, 2004. Nonperforming assets were $31.1 million at December 31, 2004. The comparable nonperforming asset ratios were 0.51% and 0.30% at March 31, 2004 and December 31, 2004, respectively.  The level of “monitored” loans, or loans with characteristics suggesting that they could be classified as nonperforming in the near future, amounted to $2.2 million at March 31, 2005.  Monitored loans were $26.6 million at March 31, 2004 and $6.4 million at December 31, 2004. Nonperforming loans as a percentage of total loans remain at historic low levels.

Noninterest income, which includes investment and wealth management fees, service charges on deposit accounts, mortgage banking-related fees, securities gains and losses, nonmarketable investments income and other income, increased 8.9% to $57.9 million for the first quarter of 2005 from $53.2 million for the first quarter of 2004.

Noninterest expenses, which include salaries, employee benefits, net occupancy expense of bank premises, furniture and equipment expenses, communications and supplies and other expenses, increased by 7.2% for the quarter ended March 31, 2005 to $100.2 million from $93.4 million for the first quarter of 2004.

Bankshares also reports cash operating earnings, defined as “GAAP” (Generally Accepted Accounting Principles) earnings excluding the amortization of intangible assets associated with purchase accounting for business combinations; securities gains and losses; and other significant gains, losses or expenses (such as those associated with integrating acquired entities’ operations into Bankshares) unrelated to Bankshares’ core operations.  Cash operating earnings totaled $63.1 million for the first quarter of 2005, an increase of 11.1% over the $56.8 million for the same period for 2004 and a 1.4% increase over the $62.2 million for the fourth quarter of 2004.  Diluted cash operating earnings per share for the first quarter of 2005 and 2004 were $.79 and $.71, respectively, and $.78 per share for the fourth quarter of 2004.  A reconciliation of net income (GAAP basis) to cash operating earnings can be found on page 34 of this filing.

Management believes that reporting several key measures based on cash operating earnings and tangible equity (equity less intangible assets and their related amortization expense) is important, as this more closely approximates the basis for measuring the adequacy of capital for regulatory purposes.  For the three months ended March 31, 2005, return on average assets was 1.75%, return on average tangible equity was 18.57% and average tangible equity to average tangible assets was 10.00%.  Comparable ratios for the three months ended March 31, 2004 were 1.64%, 18.01% and 9.75%, respectively.  A reconciliation of these ratios from their respective GAAP basis ratios can be found on page 34 of this filing.

SEGMENT REPORTING

As noted in Note No. 10 “Segment Reporting”, Bankshares report two business segments - Banking and Investment and Wealth Management (“IWM”) for which financial information is segregated for use in assessing performance and allocating resources when reporting to the Board of Directors. Segment financial information is subjective and, unlike financial accounting, is not necessarily based on GAAP. As a result, the financial information of the reporting segments is not necessarily comparable with similar information reported by others and may not be comparable with Bankshares’ consolidated results. Certain expense amounts, such as operations overhead, have been reclassified from internal financial reporting in order to provide for proper allocation of costs in the reported data. A schedule disclosing the details of these operating segments can be found in Note No. 10 of the financial statements.

Banking

The Banking segment consists of 13 affiliate banks. Mortgage banking activities are not viewed as a separate business line due to the insignificant impact on the core business of Bankshares and, accordingly, are included in the Banking segment.

In the second quarter of 2005, Bankshares will consolidate Fidelity Bank into Farmers and Mechanics. The consolidation of these banks allows the surviving banks to serve their local customers with greater size, scale and expertise. Also in the second quarter of 2005, Mercantile Potomac Bank will merge into Mercantile-Safe Deposit and Trust Company. This combination allows Bankshares to provide the resources necessary for the expansion into the Washington D.C. and Northern Virginia markets. The acquisition of Community Bank of Northern Virginia is also expected to occur in the second quarter and become a part of the Mercantile Potomac Division of Mercantile-Safe Deposit and Trust Company. Mercantile Potomac Bank and Fidelity Bank will continue to serve their respective markets under their own names with local leadership and local decision-making. The consolidations of Fidelity Bank into Farmers and Mechanics and Mercantile Potomac Bank into Mercantile-Safe Deposit and Trust Company and are both subject to regulatory approvals.

For the first quarter of 2005 compared with the first quarter of 2004 net income for Banking increased 16.0% to $62.3 million, from $53.7 million.  Net interest income for Banking increased 9.8% to $143.1 million for the three months ended March 31, 2005. The growth in net interest income in 2005 reflected a 6.9% increase in average earning assets, and a 14 basis point improvement in the net interest margin from 4.30% at March 31, 2004 to 4.44% at March 31, 2005. The increase in average loan balances of 10.4% for the first quarter of 2005 reflected strong growth in loans related to the real estate market. Commercial real estate loan balances increased 12.8%, residential real estate loan balances increased 11.6% and construction loan balances increased 20.4%. Commercial loan balances also reflected the improved economic environment with a 9.6% growth rate, while consumer loans remained flat and lease financings declined by 29.7%.  Average deposits included growth in noninterest-bearing, interest checking, savings accounts and time deposits greater than $100,000, offset by a reduction in balances associated with money market accounts and other time deposits in the first quarter of 2005, compared with the first quarter of 2004. The improvement in the net interest margin was primarily attributable to an 11 basis point improvement in the benefit provided by noninterest- bearing sources of funds.

As a reflection of the overall improvement in the Banking credit quality trends, there was a decrease of $1.7 million in the provision for loan losses for 2005. Banking recorded a provision for loan losses of $0.8 million for the first quarter of 2005 compared with $2.4 million for the same period of 2004. The allowance as a percent of loans was 1.43% at March 31, 2005 compared with 1.46% at December 31, 2004 and 1.66% at March 31, 2004.

Noninterest income increased by $2.4 million, with a gain from the sale of a branch related to the consolidation of overlapping branches of $1.1 million, gains on securities sold of $0.4 million, insurance fees increasing by $0.7 million and electronic banking fees increasing by $0.8 million, accounting for the largest gains. These gains were partially offset by a decrease of $0.8 million in mortgage banking fees and $0.3 million in service charges on deposit accounts. The first quarter growth in fee-based revenue was attributable to increased insurance sales, pricing, increased customer usage of electronic banking products offset by reduced mortgage origination income and cash management analysis fees.

Noninterest expenses were $80.5 million in the first quarter of 2005, compared to $75.5 million for the same period of 2004, an increase of $4.9 million (6.5%). Noninterest expenses net of adjustments were $76.5 million for the first quarter of 2005, compared with $72.3 million for the same period of 2004, a $4.2 million increase (5.8%). The increase in noninterest expenses was primarily attributable to $1.1 million in electronic banking expenses and $0.4 million in insurance commission costs, which were partially offset by the revenues generated by these services. Other increases in noninterest expenses were attributable to personnel expenses of $0.6 million and occupancy costs of $0.5 million. With the outsourcing to Sungard, IWM is no longer reimbursing the Banking segment for previously shared mainframe computer and technology costs, which increased current period expenses.

Investment & Wealth Management

Net income in IWM increased to $3.8 million in 2005, from $2.5 million in 2004. Compared with the fourth quarter of 2004, net income increased 16.8% from $3.3 million.

At March 31, 2005, assets under administration by IWM were $48.0 billion, an increase of $1.5 billion from the first quarter of 2004. Bankshares had investment management responsibility for $21.7 billion, up from $21.4 billion for the same period last year.

Revenues increased $1.9 million, or 8.6% to $24.3 million in 2005 from $22.4 million in the first quarter of 2004. On a linked-quarter basis IWM revenue increased $1.3 million or 5.9% from $23.0 million in the fourth quarter of 2004. Revenue increases were achieved in the three principal client segments: private wealth, institutional and brokerage. Growth in IWM revenues was due to net new business flows, particularly in our institutional business, and to better equity markets. Weaker fixed income markets modestly offset stronger equity markets.

Expenses decreased 3.1% to $16.8 million in 2005. The $1.2 million increase in outsourcing expenses related to the IWM SunGard service contract was offset by a reduction in operation personnel expenses and technology allocations from the Banking segment.

During the first quarter of 2004, Bankshares entered into a seven-year service contract with SunGard Wealth Management Services to provide a new core accounting system and back-office operations that began in January of 2005. Conversion costs of approximately $1.8 million that were incurred in 2004 are being amortized over the life of the contract.

Other

The components in the “Other” column consist of amounts for the nonbanking affiliates, unallocated corporate expenses and intercompany eliminations.

For the first quarter of 2005 compared to the same period of 2004, noninterest income increased $0.4 million related to income from private equity investments. Noninterest expense increased $2.4 million. This increase is due mostly to $2.1 million in accrued costs, including a $1.3 million settlement, related to the Pileggi litigation matter.

The “adjustments” line, which represents corporate allocations from the lead Bank (MSD&T), increased $0.3 million in 2005 over the first quarter of 2004.

BANKSHARES EARNINGS PERFORMANCE

Analysis of Interest Rates and Interest Differentials

The following table presents the distribution of the average consolidated balance sheet, interest income/expense and annualized yields earned and rates paid through the three months ended March 31, 2005 and 2004.

	2005			2004
	Average	Income (1)	Yield (1)	Average	Income (1)	Yield (1)
(Dollars in thousands)	Balance (2)	/ Expense	/ Rate	Balance (2)	/ Expense	/ Rate
Earning assets
Loans:
Commercial	$2,848,452	$41,467	5.90%	$2,623,891	$33,693	5.16%
Commercial real estate	3,133,446	48,534	6.28	2,777,493	40,656	5.89
Construction	1,328,633	20,451	6.24	1,103,901	14,209	5.18
Residential real estate	1,517,291	21,797	5.83	1,358,975	20,488	6.06
Consumer	1,486,539	21,396	5.84	1,474,173	21,229	5.79
Total loans	10,314,361	153,645	6.04	9,338,433	130,275	5.61
Federal funds sold, et al	31,854	343	4.37	47,791	106	0.89
Securities:
Taxable securities
U.S. Treasury securities	565,914	5,175	3.71	798,980	7,786	3.92
U.S. Agency securities	860,316	6,894	3.25	761,720	7,308	3.86
Mortgage-backed securities	1,303,700	12,923	4.02	1,277,802	12,307	3.87
Other investments (3)	63,943	649	4.12	42,934	338	3.17
Tax-exempt securities
States and political subdivisions	80,921	1,192	5.97	104,375	1,451	5.59
Total securities	2,874,794	26,833	3.79	2,985,811	29,190	3.93
Interest-bearing deposits in other banks	158	1	1.47	158	—	1.09
Total earning assets	13,221,167	180,822	5.55	12,372,193	159,571	5.19
Cash and due from banks	290,911			285,524
Bank premises and equipment, net	141,426			141,632
Other assets	1,004,526			975,241
Less: allowance for loan losses	(149,686)			(156,397)
Total assets	$14,508,344			$13,618,193
Interest-bearing liabilities
Deposits:
Savings	$1,459,580	1,151	0.32	$1,364,181	984	0.29
Checking plus interest accounts	1,350,521	515	0.15	1,236,552	461	0.15
Money market	1,550,919	3,589	0.94	1,590,460	2,362	0.60
Time deposits $100,000 and over	1,427,571	9,347	2.66	1,287,695	6,379	1.99
Other time deposits	1,905,548	10,703	2.28	1,979,433	10,581	2.15
Total interest-bearing deposits	7,694,139	25,305	1.33	7,458,321	20,767	1.12
Short-term borrowings	1,000,929	4,042	1.64	919,388	1,419	0.62
Long-term debt	689,372	6,815	4.01	649,058	5,255	3.26
Total interest-bearing funds	9,384,440	36,162	1.56	9,026,767	27,441	1.22
Noninterest-bearing deposits	3,024,595			2,608,324
Other liabilities and accrued expenses	149,033			134,641
Total liabilities	12,558,068			11,769,732
Shareholders’ equity	1,950,276			1,848,461
Total liabilities & shareholders’ equity	$14,508,344			$13,618,193
Net interest rate spread		$144,660	3.99%		$132,130	3.97%
Effect of noninterest-bearing funds			0.45			0.33
Net interest margin on earning assets			4.44%			4.30%
Tax-equivalent adjustment included in:
Loan income		$1,101			$1,146
Investment securities income		476			579
Total		$1,577			$1,725

(1) Presented on a tax-equivalent basis using the statutory federal corporate income tax rate of 35% (see non-GAAP reconciliation).

(2) Average investment securities are reported at amortized cost; excludes unrealized gains (losses) on securities available-for-sale. Nonaccrual loans are included in average loans.

(3) Investments in hedge funds and other nonmarketable investments were reclassified in the prior period from securities available-for-sale into other assets to conform to the current presentation.

Rate / Volume Analysis

A rate/volume analysis, which demonstrates changes in interest income and expense for significant assets and liabilities, appears below:

	For the 3 months ended March 31, 2005 vs. 2004
	Due to variances in
(Dollars in thousands)	Total	Rates	Volumes (5)
Interest earned on:
Loans:
Commercial (1)	$7,774	$4,784	$2,990
Commercial real estate (2)	7,878	2,701	5,177
Construction (3)	6,242	2,900	3,342
Residential real estate	1,309	(796)	2,105
Consumer	167	165	2
Taxable securities (4)	(2,098)	(1,222)	(876)
Tax-exempt securities (4)	(259)	99	(358)
Federal funds sold, et al	237	409	(172)
Interest-bearing deposits in other banks	1	1	0
Total interest income	21,251	9,042	12,209

Interest paid on:
Savings deposits	167	100	67
Checking plus interest deposits	54	14	40
Money market accounts	1,227	1,338	(111)
Certificates of deposit $100,000 and over	2,968	2,105	863
Other time deposits	122	625	(503)
Short-term borrowings	2,623	2,305	318
Long-term debt	1,560	1,205	355
Total interest expense	8,721	7,692	1,029
Net interest earned	$12,530	$1,349	$11,181

(1)          Interest quarter-to-date tax-equivalent adjustment of $0.8 million for both 2005 and 2004, respectively, are included in the commercial loan rate variances.

(2)          Interest quarter-to-date tax-equivalent adjustment of $0.1 million for both 2005 and 2004, respectively, are included in the commercial real estate loan rate variances.

(3)          Interest quarter-to-date tax-equivalent adjustment of $0.2 million for both 2005 and 2004, respectively, are included in the construction loan rate variances.

(4)          Interest quarter-to-date tax-equivalent adjustment of $0.5 million and $0.6 million for 2005 and 2004, respectively, are included in the investment securities rate variances.

(5)          Changes attributable to mix (rate and volume) and the additional day in the quarter are included in the volume variances.

Net Interest Income and Net Interest Margin

In the first quarter of 2005 net interest income, on a tax-equivalent basis, was $144.7 million, compared with $132.1 million in the first quarter of 2004, which represented a $12.5 million (9.5%) increase from 2004.  The increase was primarily due to strong loan growth and a higher net interest margin.

The net interest margin increased to 4.44% in the first quarter 2005 from 4.30% in the first quarter of 2004.  The increase was primarily attributable to the benefit received from the investment of noninterest-bearing funds. This benefit increased 12 basis points from the first quarter of 2004 to 45 basis points for the first quarter of 2005 primarily due to a $416.3 million increase in noninterest-bearing deposits and the rising rate environment. The net interest spread increased 2 basis points due to higher yields on loans resulting from prime rate increases. These factors were partially offset by reduced investment portfolio yields from the first quarter of 2004 as current yields on new investments remained below the portfolio’s average yields. The net interest margin increased 1 basis point from the fourth quarter of 2004.

Average earning assets in the first quarter of 2005 increased $0.8 billion (6.9%) from the same period in 2004. The increase in average earning assets was primarily driven by increases in average loans partially offset by a decline in investment securities. Loans averaged $10.3 billion in first quarter of 2005, compared with $9.3 billion in first quarter of 2004, an increase of 10.5%. During the first quarter of 2005, total average loan growth was driven by growth in commercial real estate of $356.0 million (12.8%), construction loan growth of $224.7 million (20.4%), commercial loan growth of $224.6 million (8.6%), and residential mortgage loan growth of $158.3 million (11.6%).

Mortgage and consumer financing activities slowed in 2004 due to higher interest rates and market saturation. As a result, growth in residential mortgage loans resulted from the purchase of approximately $89 million in residential mortgage loans from Mercantile Mortgage Corporation’s joint venture mostly in the second quarter of 2004.

Average investment securities for the first quarter of 2005 declined by $111.0 million (3.7%), compared with the same period of 2004, reflecting the reinvestment of proceeds from security maturities into the funding of loan growth. Bankshares utilizes the investment portfolio as part of its overall asset/liability management practices to minimize structural interest rate and market valuation risks associated with changes in interest rates. In connection with changing interest rates and its risk management activities, Bankshares made the decision to adjust the composition of the investment portfolio to include a greater proportion of short-term mortgage-backed securities, agency and asset-backed securities and a lesser proportion of U.S. Treasury securities. As a result, U.S. Treasury securities declined $233.1 million (29.2%), while agency securities increased $98.6 million (12.9%) and mortgage-backed securities increased $25.9 million (2.0%). Refer to the “Interest Rate Risk” section for further information on the sensitivity of net interest income to changes in interest rates.

Average core deposits (total deposits less certificates of deposit of $100,000 and over) are an important contributor to growth in net interest income and the net interest margin. This low-cost stable funding source increased 5.8% from a year ago. Average core deposits were $9.3 billion and $8.8 billion and funded 64% of average total assets in the first quarter of 2005 and 2004, respectively.  Average noninterest-bearing checking accounts for the first quarter of 2005 were higher by $416.3 million (16.0%), compared with the same period of 2004. Consumer and business noninterest-bearing deposits increased 19.5% and 10.6%, respectively from a year ago. Total average interest-bearing deposits increased by $235.8 million (3.2%) for the first quarter of 2005, compared to the same period of 2004. The year-over-year increase in average interest-bearing deposits during the first quarter of 2005 included an increase in checking plus interest accounts of $114.0 million (9.2%), savings accounts of $95.4 million (7.0%) and time deposits greater than $100,000 of $139.9 million (10.9%), partially offset by a decline in other time deposits of $73.9 million (3.7%) and money market accounts of $39.5 million (2.5%). The decrease in average money market accounts and other time deposits was primarily due to pricing decisions by management in connection with Bankshares’ overall funding and risk management activities.

Based on current market conditions, which includes a recent slowing of mortgage refinancing activity and a continued measured increase in the overall rate environment, management expects the net interest margin to continue to expand modestly, as pricing pressure on deposit gathering will partially offset the improvement in earning asset yields.

Noninterest Income

	For the 3 months ended March 31,		% Change
(Dollars in thousands)	2005	2004	2005/2004
Investment and wealth management	$24,057	$21,983	9.4%
Service charges on deposit accounts	10,426	10,692	(2.5)
Mortgage banking-related fees:
Commercial	1,514	1,920	(21.1)
Residential	769	1,020	(24.6)
Total mortgage banking-related fees	2,283	2,940	(22.3)
Net investment securities gains / (losses)	414	(55)	852.7
Nonmarketable investments
Private equity and other investments	2,461	389	532.6
Hedge funds	1,964	3,021	(35.0)
Bank-owned life insurance	846	794	6.5
Total nonmarketable investments	5,271	4,204	25.4
Other income:
Electronic banking fees	5,173	4,417	17.1
Charges and fees on loans	2,795	2,458	13.7
Insurance	4,540	3,828	18.6
All other income	2,910	2,687	8.3
Total other income	15,418	13,390	15.1
Total	$57,869	$53,154	8.9

Noninterest income for the quarter ended March 31, 2005 increased by $4.7 million, or 8.9%, to $57.9 million compared with $53.2 million for the same period in 2004. Noninterest income increased 3.8% from the fourth quarter of 2004. The table above shows the major components of noninterest income.  Investment and wealth management revenue represents the largest source of noninterest income and increased 9.4% over the prior year and 5.8% over the fourth quarter of 2004. Growth in IWM revenues was due to net new business flows during the past year, particularly in our institutional business, and to better equity markets.

Service charges on deposits decreased slightly from the prior year. The decrease was related primarily to our business customers. For the first quarter of 2005 compared to the first quarter of 2004, service charges decreased by $0.3 million, or 2.5%. Service charges on deposits decreased 7.8% compared to the fourth quarter of 2004.

Mortgage banking-related fees were $0.7 million lower than the first quarter of 2004, with both commercial and residential fees lower than the year-earlier period. These lower fees were due primarily to volume decreases in the commercial business and lower profit margins in the residential business.

Investment in hedge funds and other nonmarketable investments were reclassified from securities into other assets, for the periods presented, with their income or loss reported as other income. On a year-over-year basis, income from private equity and other investments increased $2.1 million, hedge funds income declined $1.1 million and bank-owned life insurance (“BOLI”) increased slightly. The increase in nonmarketable investments was due primarily to better performance of several private equity investments.

Other income was $15.4 million for the first quarter of 2005 compared with $13.4 million for the same period in the prior year. The year-over-year increase in other income includes a $0.8 million increase in electronic banking fees driven by merchant and check card services and a $0.7 million increase in insurance related revenues. Also included in other income were gains on the sales of branches related to the consolidation of overlapping branches amounting to $1.1 million and $0.7 million for the quarters ended March 31, 2005 and 2004, respectively.

Noninterest Expenses

	For the 3 months ended March 31,		% Change
(Dollars in thousands)	2005	2004	2005/2004
Salaries	$46,554	$44,788	3.9%
Employee benefits	11,897	12,513	(4.9)
Net occupancy expense of bank premises	6,922	6,060	14.2
Furniture and equipment expenses	7,279	7,364	(1.2)
Communications and supplies	4,040	4,304	(6.1)
Other expenses:
Professional services	5,125	3,834	33.7
Advertising and promotional expenses	1,711	1,703	0.5
Electronic banking expense	3,241	2,153	50.5
Amortization of intangible assets	2,072	2,032	2.0
Outsourcing expense	2,690	1,459	84.4
All other expenses	8,622	7,176	20.2
Total other expenses	23,461	18,357	27.8
Total	$100,153	$93,386	7.2

Noninterest expenses for the three months ended March 31, 2005 increased by $6.8 million, or 7.2% to $100.2 million compared with $93.4 million for the three months ended March 31, 2004. Noninterest expenses decreased 5.5% from the fourth quarter of 2004. The table above shows the major components of noninterest expenses.  The principal reasons for the year-over-year increase were increased expenses associated with compliance and litigation cost.

The efficiency ratio, a key measure of expense management, decreased in the first quarter of 2005 compared with the same quarter of 2004. The efficiency ratio is computed by dividing noninterest expenses by the sum of net interest income on a tax-equivalent basis and noninterest income. Bankshares’ efficiency ratio was 49.45% for the three months ended March 31, 2005 compared with 50.40% for the three months ended March 31, 2004. On a non-GAAP basis, the cash operating efficiency ratio excludes the amortization of intangible assets associated with purchase accounting for business combinations; securities gains and losses; and other significant gains, losses or expenses (such as those associated with integrating acquired entities’ operations into Bankshares) unrelated to Bankshares’ core operations.  Bankshares’ cash operating efficiency ratio was 48.80% and 49.24% for the three months ended March 31, 2005 and 2004, respectively. For the reconciliation of GAAP to non-GAAP measures, see page 34 in this filing.

Salary expense increased $1.8 million or 3.9% from the first quarter of 2004.  Savings from the affiliate bank rationalization were offset by a $1.1 million increase in incentive compensation and sales commissions, combined with normal merit salary increases. On a linked-quarter basis theses expenses decreased 5.9% due to savings realized from the consolidation of 11 affiliate banks into four banks, which occurred in the third quarter of 2004, the outsourcing of the IWM systems and back-office to SunGard and lower incentive compensation accruals.

Benefits expense for the first quarter of 2005 decreased from the same period in the prior year. The decrease included a $1.3 million rebate from a medical insurance provider due to favorable claims experience, partially offset by higher payroll taxes and pension expense.

Net occupancy expense, which includes premises depreciation, rents, maintenance and utilities, increased nearly $0.9 million or 14.2% over the prior year. This increase was related to the loss of outside tenant income of $1.2 million due to the sale of Bankshares’ headquarters building in December 2004.

Other expenses consist of professional services, marketing, electronic banking and several other categories such as travel and membership, amortization, licensing, insurance and sundry expenses. For the three months ended March 31, 2005 compared with the three months ended March 31, 2004, other expenses increased $5.1 million or 27.8%. Included in other expenses was $2.1 million in accrued costs, including a $1.3 million settlement, related to the Pileggi litigation matter. Management does not expect to incur any further charges related to this matter. For additional information see Part II - Other Information,  “Item 1. Legal Proceedings.” Also contributing to higher other expenses was an increase of $1.1 million in electronic banking fees, due to higher volume and processing fees, and an increase of $1.2 million in outsourcing fees attributable to the IWM back-office conversion to SunGard. Higher accruals for external audit fees accounted for the majority of the remaining increase over the prior year.

ANALYSIS OF FINANCIAL CONDITION

At March 31, 2005 compared to March 31, 2004, total assets increased 3.4% or $485.5 million. At March 31, 2005 compared with December 31, 2004, total assets increased 1.4% or $202.1 million.

A comparative schedule of average balances is included in the table on page 18.

Securities Available-for-Sale

The securities available-for-sale portfolio includes both debt and marketable equity securities. Bankshares’ holds debt securities available-for-sale primarily for liquidity, interest rate risk management and yield enhancement purposes. Accordingly, this portfolio primarily includes very liquid, high quality federal agency-backed debt securities. At March 31, 2005, the portfolio totaled $2.8 billion of debt securities available-for-sale, compared with $2.9 billion at December 31, 2004. Twenty securities were in a continuous loss position for 12 months or more at March 31, 2005, which consisted primarily of mortgage-backed securities. Because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, no other-than-temporary impairment was recorded at March 31, 2005. There was a net unrealized loss on debt securities available-for-sale of $36.7 million and $4.1 million at March 31, 2005 and December 31, 2004, respectively.

The weighted-average expected maturity of debt securities available-for-sale was 2.3 years at March 31, 2005. Since approximately 46% of this portfolio is mortgage-backed securities, the expected remaining maturity may differ from contractual maturity because borrowers may have the right to prepay obligations before the underlying mortgages mature. See Note No. 4 “Investment Securities” to the Financial Statements for securities available-for-sale by security type.

Loan Portfolio

Total loans at March 31, 2005 were $10.4 billion, compared with $10.2 billion at December 31, 2004, an increase of 1.8%. The increase in total loans is driven by growth in construction lending, commercial real estate and residential mortgages. Construction loans totaled $1.35 billion at March 31, 2005, compared with $1.27 billion at December 31, 2004, an increase of $79.0 million (6.2%). Commercial real estate loans increased $58.2 million (1.9%) from the beginning of the year primarily due to new customer relationships.  Residential real estate loans increased $57.7 million (3.9%) from December 31, 2004. Consumer loans reflected a $2.5 million (0.2%) modest growth in this time period as new production in the indirect loan portfolio slightly exceeded paydowns during the first quarter of 2005. Commercial loans declined by $15.9 million (0.6%) from December 31, 2004 due to payoffs of existing loans exceeding new loan production and line utilization. Total loans at March 31, 2005 increased $978.8 million or 10.4% over March 31, 2004.

 Deposits

At March 31, 2005, total deposits increased 4.1% or $427.7 million compared to the year-earlier period. Growth in deposits was in core deposits from customers in the local markets. The affiliate banking model positions Bankshares to compete not only with the large national and regional banking companies in the gathering of these funds, but also with local community banks. Based on historical experience, Bankshares expects to retain these deposits in a rising interest rate environment although pricing pressure is expected to intensify.

Total deposits at March 31, 2005, were $11.0 billion, an increase of $172.1 million (1.6%) over December 31, 2004. The increase in total deposits was primarily the result of increases in interest-bearing and noninterest-bearing checking accounts, savings accounts and time deposits greater than $100,000, partially offset by a decrease in other time deposits. Noninterest-bearing deposits were $3.10 billion at March 31, 2005, compared to $3.05 billion at December 31, 2004, an increase of $49.6 million (1.6%) primarily due to higher business banking deposits. Interest-bearing deposits totaled $7.9 billion at March 31, 2005, compared with $7.8 billion at December 31, 2004, an increase of $122.4 million (1.6%). The increase in interest-bearing deposits included increases in interest-bearing checking accounts of $39.7 million (2.9%), savings accounts of $37.5 million (2.6%) and time deposits greater than $100,000 of $78.1 million (5.6%). These increases were partially offset by a decrease in other time deposits of $34.9 million (1.8%) primarily related to mortgage escrow accounts.

Borrowings

Bankshares utilizes both short-term and long-term borrowings to fund growth of earning assets in excess of deposit growth. Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, were $857.0 million at March 31, 2005, compared with $887.9 million at December 31, 2004. Short-term funding is managed to levels deemed appropriate given alternative funding sources. The reduction of $30.9 million (3.5%) in short-term borrowings reflected a reduction in commercial paper outstanding during the period. Long-term debt was $681.3 million at March 31, 2005, a decrease of $9.6 million (1.4%), compared with the $691.0 million at December 31, 2004. The decrease in long-term debt was primarily the result of fair value adjustments to interest rate swap hedges related to this debt.

Capital

Shareholders’ equity at March 31, 2005 was $1.9 billion.  Bankshares has authorization enabling it to repurchase up to approximately 0.5 million additional shares.

At March 31, 2005 and December 31, 2004, the cash dividend payout ratio was 44.30% and 45.45%, respectively. A change to the Directors’ Deferred Compensation Plan was approved at the 2004 Annual Shareholders’ meeting. Beginning April 1, 2004, all deferred directors’ fees are covered by the plan. At April 1, 2004, directors had the option to leave their deferred balance in the old phantom stock plan, or convert their balance into vested shares under the new plan. These vested shares will be issued after a director retires.  For more details, see the Statements of Changes in Consolidated Shareholders’ Equity and Note No. 12.

RISK MANAGEMENT

Credit Risk Analysis

Bankshares’ loans and commitments are substantially to borrowers located in the immediate region. Bankshares has set an internal limit for each affiliate bank on the maximum amount of credit that may be extended to a single borrower that is well below the regulatory limit. For more information on credit risk see “Risk Management – Credit Risk Analysis” in the Mercantile Bankshares Corporation’s 2004 Annual Report on Form 10-K.

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

During the three months ended March 31, 2005, nonperforming assets increased slightly to $31.4 million from $31.1 million at December 31, 2004. Nonperforming assets as a percent of period-end loans and other real estate owned was 0.30% at both March 31, 2005 and December 31, 2004.

At March 31, 2005 and December 31, 2004, monitored loans, or loans with characteristics suggesting that they could be classified as nonperforming in the near future, were $2.2 million and $6.4 million, respectively. Contributing to this decrease was the migration of the one remaining loan secured by a commercial aircraft to nonaccrual status. The outstanding balance was $2.4 million, of which $0.7 million was charged off.

The table below presents a comparison of nonperforming assets at March 31, 2005, December 31, 2004 and March 31, 2004.

(Dollars in thousands)	March 31, 2005	December 31, 2004	March 31, 2004
Nonaccrual loans (1)
Commercial	$25,637	$25,030	$37,000
Commercial real estate	2,775	1,959	4,837
Construction	6	9	159
Residential real estate	1,642	2,748	3,961
Consumer	812	672	1,313
Lease financing	362	480	737
Total	31,234	30,898	48,007
Renegotiated loans (1)	—	—	—
Loans contractually past due 90 days or more and still accruing interest	—	—	—
Total nonperforming loans	31,234	30,898	48,007
Other real estate owned	145	212	134
Total nonperforming assets	$31,379	$31,110	$48,141
Nonperforming loans as a percent of period-end loans	0.30%	0.30%	0.51%
Nonperforming assets as a percent of period-end loans and other real estate owned	0.30%	0.30%	0.51%

(1)          Aggregate gross interest income of $0.7 million, $2.5 million and $0.8 million for the first three months of 2005, the year 2004 and the first three months of 2004, respectively, on nonaccrual and renegotiated loans, would have been recorded if these loans had been accruing on their original terms throughout the period or since origination if held for part of the period.  The amount of interest income on the nonaccrual and renegotiated loans that was recorded totaled $0.2 million, $0.8 million and $0.3 million for the first three months of 2005, the year 2004 and the first three months of 2004, respectively.

Note: Bankshares was monitoring loans estimated to aggregate $2.2 million at March 31, 2005, $6.4 million at December 31, 2004 and $26.6 million at March 31, 2004, not classified as nonaccrual or renegotiated loans.  These loans had characteristics that indicated they might result in such classification in the future.

Allowance and Provision for Loan Losses

Each Bankshares affiliate is required to maintain an allowance for loan losses adequate to absorb losses inherent in it’s loan portfolio. Each affiliate’s reserve is dedicated to that affiliate only and is not available to absorb losses from another affiliate.   Management at each affiliate, along with Bankshares’ management, conducts a regular review to assure that adequacy.  On a periodic, but not-less-than quarterly, basis significant credit exposures, nonperforming loans, impaired loans, historical losses by loan type and various statistical measurements of asset quality are examined to assure the adequacy of the allowance for loan losses. Management believes that the allowance for loan losses is at an adequate level to absorb losses inherent in the portfolio.

The allowance for loan losses has been established through provisions for loan losses charged against income. Loans deemed uncollectible are charged against the allowance for loan losses and any subsequent recoveries are credited to the allowance.  Intensive collection efforts continue after charge-off in order to maximize recovery amounts.  The provision for loan losses for the first quarter of 2005 was $0.8 million, a 68.8% decrease from the same period last year. No provision was recorded in the fourth quarter of 2004. The decline in the provision reflects a continued improvement in the economy and improving credit quality within Bankshares’ affiliate banks.  Net charge-offs for the three months ended March 31, 2005 were $0.7 million, a 34.3% decrease from $1.1 million for the same period last year. The allowance for loan losses as a percent of period-end loans decreased to 1.43% at March 31, 2005 from 1.46% at December 31, 2004 and 1.66% at March 31, 2004.

The following table presents a summary of the activity in the Allowance for Loan Losses.

	For the 3 months ended March 31,
(Dollars in thousands)	2005	2004
Allowance balance - beginning	$149,002	$155,337
Charge-offs:
Commercial	(1,299)	(690)
Commercial real estate	(32)	(28)
Construction	—	—
Residential real estate	(11)	(101)
Consumer	(600)	(1,117)
Lease financing	—	—
Total	(1,942)	(1,936)
Recoveries:
Commercial	469	100
Commercial real estate	6	18
Construction	—	4
Residential real estate	35	52
Consumer	565	634
Lease financing	126	—
Total	1,201	808
Net charge-offs	(741)	(1,128)
Provision for loan losses	756	2,426
Allowance balance - ending	$149,017	$156,635
Average loans	$10,314,361	$9,338,433
Percent of net charge-offs (annualized) to average loans	0.03%	0.05%
Period-end loans	$10,413,222	$9,434,420
Percent of allowance for loan losses to period-end loans	1.43%	1.66%

Interest Rate Risk

The objective of interest rate risk management is to contain the risks associated with interest rate fluctuations. The process involves identification and management of the sensitivity of net interest income to changing interest rates and other market factors. Interest rate risk, one of the more prominent risks in terms of potential earnings impact, is an inevitable part of being a financial intermediary. For more information see “Risk Management – Interest Rate Risk” in the Mercantile Bankshares Corporation’s 2004 Annual Report on Form 10-K.

EARNINGS SIMULATION MODEL PROJECTIONS

Bankshares assesses interest rate risk by comparing projected net interest income in the current rate environment with various interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of the change and the projected shape of the yield curve.  This analysis incorporates substantially all of Bankshares’ assets and liabilities and off-balance sheet instruments. Through these simulations, management estimates the impact on net interest income of a 200 basis point upward and 100 basis point downward change in interest rates. The following table summarizes the effect a positive 100 and 200 basis point change and a negative 100 basis point change in interest rates would have on Bankshares’ net interest income over the next 12 months.

	Calculated increase / (decrease) in projected net interest income
Change in interest rates (basis points)	March 31, 2005	December 31, 2004
+200	4.9%	5.5%
+100	2.4%	2.8%
-100	(2.6)%	(3.0)%

At March 31, 2005, Bankshares’ interest sensitivity position was asset sensitive.  Based on its most recent simulation model, Bankshares’ net interest income would increase by $14.9 million or 2.4% and $30.0 million or 4.9% if interest rates were to move up gradually over the next six months by 100 basis points or 200 basis points, respectively.  A downward movement of 100 basis points would reduce net interest income by $15.7 million or 2.6%.  Bankshares manages the interest rate risk profile within policy limits. At March 31, 2005, and December 31, 2004, Bankshares was within its policy guidelines. In response to action by the Federal Reserve to increase short-term interest rates, Bankshares prime interest rate continues to rise.  Bankshares has approximately $3 billion in loans that will reprice daily or monthly as market rates change. The effects of a rising rate environment on interest expense are less predictable due to customer behavior that shifts the mix of deposit products. Current trends have seen growth in noninterest-bearing demand deposit and savings accounts, while money market accounts and certificates of deposit have decreased. Approximately $1.2 billion in short and long-term debt will also be subject to this rate increase over the near term. As rates continue to rise, management expects, based on Bankshares’ interest sensitivity position, that the net interest margin and net interest income will expand modestly.

Bankshares also utilizes interest rate derivatives to hedge interest rate risk exposures. The credit risk amount and estimated net fair values of these derivatives as of March 31, 2005 and December 31, 2004 are presented in Note No. 11 (Derivative Instruments and Hedging Activities) to the Financial Statements. Derivatives are used for asset/liability management in three ways:

•                  To convert long-term fixed-rate debt to floating-rate payments by entering into receive-fixed swaps at issuance,

•                  To convert the cash flows from selected asset and/or liability instruments/portfolios from fixed to floating payments or vice versa, and

•                  To hedge the mortgage origination pipeline by utilizing forward rate commitments for loans held-for-sale.

MARKET VALUE OF EQUITY MODELING

Bankshares also utilizes the market value of equity as a measurement tool in managing interest rate sensitivity. The market value of equity measures the degree to which the market values of Bankshares’ assets and liabilities and off-balance sheet instruments will change given a change in interest rates. ALCO guidelines limit the change in market value of equity in a 200 basis point parallel rate shock to 25% of the market value of equity assuming interest rates at March 31, 2005. The up 200 basis point scenario resulted in a 1.79% increase at March 31, 2005 and a 2.16% increase at December 31, 2004. The down 200 basis point scenario resulted in a 7.23% decrease at March 31, 2005 and a 8.63% decrease at December 31, 2004. At March 31, 2005 and December 31, 2004, Bankshares was within its policy guidelines.

The valuation analysis is dependent upon certain key assumptions about the nature of indeterminate maturities of assets and liabilities. Management estimates the average life and rate characteristics of asset and liability accounts based on historical analysis and management’s expectation of rate behavior. These assumptions are periodically validated and updated.

Market Risk – Trading Activities

In the fourth quarter 2004, Bankshares began marketing capital market products to its customers. From a market risk perspective, Bankshares’ net income is exposed to changes in interest rates, credit spreads, and equity and their implied volatilities. The primary purpose of Bankshares’ trading business is to accommodate customers in the management of their market price risks. Derivative transactions executed with customers are simultaneously hedged in the capital markets. All derivatives transacted with customers used to hedge capital market transactions with customers are carried at fair value. The Asset/Liability Management Committee establishes and monitors counterparty risk limits. The notional amount, exposure amount and estimated net fair value of all customer accommodation derivatives at March 31, 2005 are included in Note No. 11 (Derivative Instruments and Hedging Activities) to the Financial Statements.

Market Risk – Equity Markets

Bankshares is directly and indirectly affected by changes in the equity markets. Bankshares has made investments in private equities. These investments are made within capital allocations approved by management. Management reviews these investments at least quarterly and assesses them for possible other-than-temporary impairment. Private equity investments totaled $18.4 million at March 31, 2005 and $18.9 million at March 31, 2004.

Changes in equity market prices may also indirectly affect Bankshares’ net income (1) by affecting the value of third party assets under management or administration within IWM and, hence, fee income, (2) by affecting particular borrowers, whose ability to repay principal and/or interest may be affected by the stock market, or (3) by affecting brokerage activity, related commission income and other business activities.

Liquidity Risk

Liquidity risk is the possibility that Bankshares will not be able to fund present and future financial obligations. The objective of liquidity management is to maintain the ability to meet commitments to fund loans, purchase securities and repay deposits and other liabilities in accordance with their terms. To achieve this objective, the Asset/Liability Management Committee establishes and monitors liquidity guidelines that require sufficient asset-based liquidity to cover potential funding requirements and to avoid over-reliance on volatile, less reliable funding markets. Debt securities in the available-for-sale portfolio provide liquidity, in addition to the immediately liquid resources of cash and due from banks and federal funds sold and securities purchased under resale agreements. By limiting the maturity of securities and maintaining a conservative investment posture, management can rely on the investment portfolio to help meet any short-term funding needs. U.S. Treasury and agency securities, which provide the greatest liquidity, averaged $1.4 billion in the first quarter of 2005 a 6.9% decrease from the average of $1.5 billion for the fourth quarter of 2004 and a 8.6% decrease from the average of $1.6 billion for the first quarter of 2004.

Core customer deposits have historically provided a sizable source of relatively stable and low-cost funds. For the three months ended March 31, 2005, core deposits (total deposits less certificates of deposit of $100,000 and over), averaged $9.3 billion compared with $9.3 billion for the fourth quarter of 2004 and $8.8 billion for the first quarter of 2004. Although not viewed as core deposits, a substantial portion of short-term borrowings comprised of securities sold under agreements to repurchase and commercial paper, originate from core deposit relationships tied to the overnight cash management program offered to customers. Long-term debt and short-term borrowings funded the remaining assets.

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

Liquidity is also available through Bankshares’ ability to raise funds in the capital markets. Bankshares accesses capital markets for long-term funding by issuing registered debt and private placements. In December 2004, Moody’s Investors Service affirmed Mercantile Bankshares Corporation’s commercial paper rating of  “P-1” and the Corporation’s subordinated debt rating of  “A2.” Also in December 2004, Standard & Poor’s Ratings Service affirmed Bankshares’ rating of  “A+/Stable/A-1”, and counterparty rating of  “A+/Stable/A-1.” Rating agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, quality of the management team, business mix and level and quality of earnings.

For additional information see “Risk Management – Liquidity Risk” in the Mercantile Bankshares Corporation’s 2004 Annual Report on Form 10-K.

Contractual Obligations and Commitments

Through the normal course of business, Bankshares enters into certain contractual obligations and other commitments. Such obligations generally relate to funding operations through debt arrangements as well as leases of premises and equipment.  As a financial services provider, Bankshares routinely enters into commitments to extend credit, including loan commitments, standby letters of credit and financial guarantees. For a discussion of these commitments see Note No. 6 “Commitments” above. For a discussion of contractual commitments see “Off-Balance Sheet Arrangements and Contractual Obligations” in the Mercantile Bankshares Corporation’s 2004 Annual Report on Form 10-K.  Items disclosed in the Annual Report on Form 10-K have not changed materially since the report was filed.

Cautionary Statement

This report contains financial information determined by methods other than in accordance with Generally Accepted Accounting Principles (“GAAP”). Bankshares’ management uses these non-GAAP measures in their analysis of the Company’s performance. In particular, net interest income, net interest margin and the cash operating efficiency ratio are calculated on a fully tax-equivalent basis (“FTE”).  The FTE basis is determined by adjusting net interest income to reflect tax-exempt interest income on a before-tax equivalent basis. These measures typically adjust GAAP performance measures to exclude intangible assets and the amortization of intangible assets related to the consummation of mergers. These operating earnings measures may also exclude other significant gains, losses or expenses that are not considered components of core earnings. Since these items and their impact on Bankshares’ performance are difficult to predict, management believes presentations of financial measures excluding the impact of these items provide useful supplemental information that is essential to a proper understanding of the operating results and financial position of Bankshares’ core businesses. These disclosures should not be viewed as a substitute for results determined in accordance with GAAP, nor are they necessarily comparable to operating earnings performance measures that may be presented by other companies.

This report contains forward-looking statements within the meaning of and pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  A forward-looking statement encompasses any estimate, prediction, opinion or statement of belief contained in this report, and the underlying management assumptions.  Such statements in this report include: identification of trends; loan growth; deposit retention; comments on adequacy of the allowance for loan losses; credit quality; changes in leasing activities; effects of asset sensitivity and interest rate changes; information concerning market risk referenced in Item 3; expected pro forma assets, loans and deposits of the banks resulting from the planned reorganization; and the anticipated effect of the proposed reorganization on operations, regulatory compliance and service to banking customers.  Forward-looking statements are based on current expectations and assessments of potential developments affecting market conditions, interest rates and other economic conditions, and results may ultimately vary from the statements made in this report.  In addition, the following factors, among others, could cause actual results to differ materially from the anticipated results or expectations expressed in the forward-looking statements: administrative and operational efficiencies may not improve to the degree projected; and competitive pressures and regulatory complexities that affect our banks may be stronger than expected.

Supplemental Information by Quarter

Select Financial Data

(Dollars in thousands, except per share data)

	1Q 05	4Q 04	3Q 04	2Q 04	1Q 04	1Q 05 vs 4Q 04	1Q 05 vs 1Q 04
OPERATING RESULTS
Net interest income	$143,083	$143,710	$138,182	$133,484	$130,405	(0.4)%	9.7%
Net interest income - taxable equivalent (1)	144,660	145,370	139,866	135,159	132,130	(0.5)	9.5
Provision for loan losses	756	—	2,442	2,353	2,426	—	(68.8)
Net income	62,627	60,612	56,785	56,313	55,697	3.3	12.4
PER COMMON SHARE DATA
Basic net income	$.79	$.77	$.72	$.71	$.70	2.6%	12.9%
Diluted net income	.78	.76	.71	.71	.69	2.6	13.0
Dividends paid	.35	.35	.35	.35	.33	—	6.1
Book value at period end	24.39	24.18	23.85	23.28	23.61	0.9	3.3
Market value at period end	50.86	52.20	47.96	46.82	42.93	(2.6)	18.5
Market range:
High	52.35	53.09	49.34	47.93	46.01	(1.4)	13.8
Low	48.40	47.07	44.18	40.31	41.50	2.8	16.6
AVERAGE BALANCE SHEET DATA
Total loans	$10,314,361	$10,084,344	$9,825,793	$9,623,884	$9,338,433	2.3%	10.5%
Total earning assets	13,221,167	13,056,972	12,831,612	12,668,674	12,372,193	1.3	6.9
Total assets	14,508,344	14,310,894	14,099,488	13,939,185	13,618,193	1.4	6.5
Total deposits	10,718,734	10,675,933	10,507,716	10,398,257	10,066,645	0.4	6.5
Shareholders’ equity	1,950,276	1,911,151	1,877,844	1,851,761	1,848,461	2.0	5.5
STATISTICS AND RATIOS (Net income annualized)
Return on average assets	1.75%	1.68%	1.60%	1.62%	1.64%
Return on average equity	13.02	12.62	12.03	12.23	12.12
Return on average tangible equity (2)	18.57	18.16	17.63	18.14	18.01
Average equity to average assets	13.44	13.35	13.32	13.28	13.57
Average tangible equity to average tangible assets (2)	10.00	9.84	9.67	9.55	9.75
Net interest rate spread - taxable equivalent	3.99	4.02	3.99	3.96	3.97
Net interest margin on earning assets - taxable equivalent	4.44	4.43	4.34	4.29	4.30
Efficiency ratio (1),(3)	49.45	52.70	51.20	50.12	50.40
Operating efficiency ratio (1),(3)	48.80	51.20	48.96	49.01	49.24
Dividend payout ratio	44.30	45.45	48.61	49.30	47.14

Bank offices	225	226	229	229	229	(1)	(4)
Employees	3,423	3,479	3,418	3,508	3,575	(56)	(152)
CREDIT QUALITY DATA AT PERIOD END
Net charge-offs / (recoveries)	$741	$12,439	$(568)	$557	$1,128	(94.0)%	(34.3)%
Nonaccrual loans	31,234	30,898	38,902	39,888	48,007	1.1	(34.9)
Restructured loans	—	—	—	—	—	—	—
Total nonperforming loans	31,234	30,898	38,902	39,888	48,007	1.1	(34.9)
Other real estate owned, net	145	212	388	402	134	(31.6)	8.2
Total nonperforming assets	31,379	31,110	39,290	40,290	48,141	0.9	(34.8)
CREDIT QUALITY RATIOS
Provision for loan losses (annualized) as a percent of period-end loans	.03%	—%	.10%	.10%	.10%
Net charge-offs / (recoveries) - annualized as a percent of period-end loans	.03	.48	(.02)	.02	.05
Nonperforming loans as a percent of period-end loans	.30	.30	.39	.41	.51
Allowance for loan losses as a percent of period-end loans	1.43	1.46	1.61	1.62	1.66
Allowance for loan losses as a percent of nonperforming loans	477.10	482.24	414.99	397.19	326.28
Other real estate owned as a percent of period-end loans and other real estate owned	—	—	—	—	—
Nonperforming assets as a percent of period-end loans and other real estate owned	.30	.30	.39	.41	.51
Nonperforming assets as a percent of total assets	.21	.22	.27	.29	.34

(1), (2), (3) See Reconciliation of Non-GAAP measures for additional information.

Statements of Consolidated Income

(Dollars in thousands, except per share data)

						1Q 05	1Q 05
						vs	vs
	1Q 05	4Q 04	3Q 04	2Q 04	1Q 04	4Q 04	1Q 04
INTEREST INCOME
Interest and fees on loans	$152,544	$147,114	$138,117	$132,171	$129,129	3.7%	18.1%
Interest and dividends on investment securities:
Taxable interest income	24,992	25,809	26,048	26,165	27,401	(3.2)	(8.8)
Tax-exempt interest income	721	766	803	820	877	(5.9)	(17.8)
Other investment income	644	1,157	472	352	333	(44.3)	93.4
	26,357	27,732	27,323	27,337	28,611	(5.0)	(7.9)
Other interest income	344	414	449	534	106	(16.9)	224.5
Total interest income	179,245	175,260	165,889	160,042	157,846	2.3	13.6
INTEREST EXPENSE
Interest on deposits	25,305	22,621	20,142	19,873	20,767	11.9	21.9
Interest on short-term borrowings	4,042	2,955	1,990	1,480	1,419	36.8	184.8
Interest on long-term debt	6,815	5,974	5,575	5,205	5,255	14.1	29.7
Total interest expense	36,162	31,550	27,707	26,558	27,441	14.6	31.8

NET INTEREST INCOME	143,083	143,710	138,182	133,484	130,405	(0.4)	9.7
Provision for loan losses	756	—	2,442	2,353	2,426		(68.8)
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	142,327	143,710	135,740	131,131	127,979	(1.0)	11.2
NONINTEREST INCOME
Investment and wealth management	24,057	22,735	22,396	22,936	21,983	5.8	9.4
Service charges on deposit accounts	10,426	11,312	11,278	10,981	10,692	(7.8)	(2.5)
Mortgage banking-related fees	2,283	3,199	3,063	2,293	2,940	(28.6)	(22.3)
Investment securities gains and (losses)	414	705	(1)	590	(55)	(41.3)	852.7
Nonmarketable investments	5,271	4,001	2,767	450	4,204	31.7	25.4
Other income	15,418	13,776	14,418	13,876	13,390	11.9	15.1
Total noninterest income	57,869	55,728	53,921	51,126	53,154	3.8	8.9
NONINTEREST EXPENSES
Salaries	46,554	49,448	48,696	44,689	44,788	(5.9)	3.9
Employee benefits	11,897	10,678	10,557	10,928	12,513	11.4	(4.9)
Net occupancy expense of bank premises	6,922	6,300	6,128	5,819	6,060	9.9	14.2
Furniture and equipment expenses	7,279	8,566	7,936	7,573	7,364	(15.0)	(1.2)
Communications and supplies	4,040	4,294	4,111	4,195	4,304	(5.9)	(6.1)
Other expenses	23,461	26,702	21,789	20,163	18,357	(12.1)	27.8
Total noninterest expenses	100,153	105,988	99,217	93,367	93,386	(5.5)	7.2
Income before income taxes	100,043	93,450	90,444	88,890	87,747	7.1	14.0
Applicable income taxes	37,416	32,838	33,659	32,577	32,050	13.9	16.7
NET INCOME	$62,627	$60,612	$56,785	$56,313	$55,697	3.3	12.4

Weighted average shares outstanding	79,228	79,075	78,965	79,119	79,725	0.2	(0.6)
Adjusted weighted average shares outstanding	79,875	79,800	79,611	79,751	80,258	0.1	(0.5)
NET INCOME PER COMMON SHARE:
Basic	$.79	$.77	$.72	$.71	$.70	2.6	12.9
Diluted	$.78	$.76	$.71	$.71	$.69	2.6	13.0

Statements of Consolidated Noninterest Income and Noninterest Expenses

(Dollars in thousands)

						1Q 05	1Q 05
						vs	vs
	1Q 05	4Q 04	3Q 04	2Q 04	1Q 04	4Q 04	1Q 04
Noninterest Income
Investment and wealth management	$24,057	$22,735	$22,396	$22,936	$21,983	5.8%	9.4%
Service charges on deposit accounts	10,426	11,312	11,278	10,981	10,692	(7.8)	(2.5)
Mortgage banking-related fees:
Commercial	1,514	2,600	2,395	1,563	1,920	(41.8)	(21.1)
Residential	769	599	668	730	1,020	28.4	(24.6)
Total mortgage banking-related fees	2,283	3,199	3,063	2,293	2,940	(28.6)	(22.3)
Investment securities gains and (losses)	414	705	(1)	590	(55)	(41.3)	852.7
Nonmarketable investments
Private equity and other investments	2,461	179	1,628	373	389	1,274.9	532.6
Hedge funds	1,964	2,875	341	(708)	3,021	(31.7)	(35.0)
Bank-owned life insurance	846	947	798	785	794	(10.7)	6.5
Total nonmarketable investments	5,271	4,001	2,767	450	4,204	31.7	25.4
Other income:
Electronic banking fees	5,173	5,312	6,029	6,008	4,417	(2.6)	17.1
Charges and fees on loans	2,795	2,892	2,647	2,835	2,458	(3.4)	13.7
Insurance	4,540	3,046	3,218	3,267	3,828	49.0	18.6
All other income	2,910	2,526	2,524	1,766	2,687	15.2	8.3
Total other income	15,418	13,776	14,418	13,876	13,390	11.9	15.1
Total	$57,869	$55,728	$53,921	$51,126	$53,154	3.8	8.9

						1Q 05	1Q 05
						vs	vs
	1Q 05	4Q 04	3Q 04	2Q 04	1Q 04	4Q 04	1Q 04
Noninterest Expenses
Salaries	$46,554	$49,448	$48,696	$44,689	$44,788	(5.9)%	3.9%
Employee benefits	11,897	10,678	10,557	10,928	12,513	11.4	(4.9)
Net occupancy expense of bank premises	6,922	6,300	6,128	5,819	6,060	9.9	14.2
Furniture and equipment expenses	7,279	8,566	7,936	7,573	7,364	(15.0)	(1.2)
Communications and supplies	4,040	4,294	4,111	4,195	4,304	(5.9)	(6.1)
Other expenses:
Professional services	5,125	9,315	7,157	4,996	3,834	(45.0)	33.7
Advertising and promotional expenses	1,711	2,833	1,747	2,135	1,703	(39.6)	0.5
Electronic banking expenses	3,241	3,051	3,299	3,006	2,153	6.2	50.5
Amortization of intangible assets	2,072	2,009	2,044	2,057	2,032	3.1	2.0
Outsourcing expenses	2,690	1,305	1,351	1,227	1,459	106.1	84.4
All other expenses	8,622	8,189	6,191	6,742	7,176	5.3	20.2
Total other expenses	23,461	26,702	21,789	20,163	18,357	(12.1)	27.8
Total	$100,153	$105,988	$99,217	$93,367	$93,386	(5.5)	7.2

Consolidated Average Balance Sheets

(Dollars in thousands)

											Average Balance
	1Q 05		4Q 04		3Q 04		2Q 04		1Q 04		1Q 05	1Q 05
	Average Balance	Yield(1) / Rate	Average Balance	Yield(1) /Rate	Average Balance	Yield(1) /Rate	Average Balance	Yield(1) /Rate	Average Balance	Yield(1) /Rate	vs 4Q 04	vs 1Q 04
Earning assets Loans:
Commercial	$2,848,452	5.90%	$2,813,318	5.63%	$2,744,195	5.34%	$2,719,232	5.15%	$2,623,891	5.16%	1.2%	8.6%
Commercial real estate	3,133,446	6.28	3,083,266	6.09	2,969,515	5.91	2,879,434	5.82	2,777,493	5.89	1.6	12.8
Construction	1,328,633	6.24	1,215,282	5.93	1,142,921	5.49	1,113,301	5.21	1,103,901	5.18	9.3	20.4
Residential real estate	1,517,291	5.83	1,488,523	5.84	1,490,763	5.80	1,437,331	5.91	1,358,975	6.06	1.9	11.6
Consumer	1,486,539	5.84	1,483,955	5.70	1,478,399	5.60	1,474,586	5.81	1,474,173	5.79	0.2	0.8
Total loans	10,314,361	6.04	10,084,344	5.85	9,825,793	5.64	9,623,884	5.57	9,338,433	5.61	2.3	10.5
Federal funds sold, et al	31,854	4.37	44,113	3.72	50,035	3.57	95,504	2.24	47,791.89		(27.8)	(33.3)
Securities: (2)
Taxable securities
U.S. Treasury and gov. agencies	1,426,230	3.43	1,532,514	3.53	1,571,102	3.59	1,543,661	3.74	1,560,700	3.89	(6.9)	(8.6)
Mortgage-backed	1,303,700	4.02	1,243,520	3.90	1,228,539	3.84	1,254,512	3.78	1,277,802	3.87	4.8	2.0
Other investments	63,943	4.12	68,004	7.12	65,264	2.90	52,773	2.73	42,934	3.17	(6.0)	48.9
Tax-exempt securities
States and political subdivisions	80,921	5.97	84,319	5.99	90,721	5.82	98,182	5.55	104,375	5.59	(4.0)	(22.5)
Total securities	2,874,794	3.79	2,928,357	3.84	2,955,626	3.75	2,949,128	3.80	2,985,811	3.93	(1.8)	(3.7)
Interest-bearing deposits in banks	158	1.47	158	1.45	158	1.08	158	1.06	158	1.09	—	—
Total earning assets	13,221,167	5.55	13,056,972	5.39	12,831,612	5.20	12,668,674	5.13	12,372,193	5.19	1.3	6.9
Cash and due from banks	290,911		285,742		296,203		298,440		285,524		1.8	1.9
Bank premises and equipment,net	141,426		140,556		141,536		141,757		141,632		0.6	(0.1)
Other assets	1,004,526		985,411		990,468		988,430		975,241		1.9	3.0
Less: allowance for loan losses	(149,686)		(157,787)		(160,331)		(158,116)		(156,397)		(5.1)	(4.3)
Total assets	$14,508,344		$14,310,894		$14,099,488		$13,939,185		$13,618,193		1.4	6.5

Interest-bearing liabilities
Deposits:
Savings	$1,459,580.32		$1,445,223.30		$1,457,432.29		$1,434,288.29		$1,364,181.29		1.0	7.0
Checking plus interest	1,350,521.15		1,326,074.15		1,291,808.15		1,302,313.15		1,236,552.15		1.8	9.2
Money market	1,550,919.94		1,572,997.75		1,556,212.55		1,564,295.54		1,590,460.60		(1.4)	(2.5)
Time deposits $100,000 and over	1,427,571	2.66	1,354,677	2.22	1,299,918	1.90	1,315,119	1.82	1,287,695	1.99	5.4	10.9
Other time deposits	1,905,548	2.28	1,882,646	2.22	1,918,216	2.12	1,955,632	2.12	1,979,433	2.15	1.2	(3.7)
Total interest-bearing deposits	7,694,139	1.33	7,581,617	1.19	7,523,586	1.07	7,571,647	1.06	7,458,321	1.12	1.5	3.2
Short-term borrowings	1,000,929	1.64	956,368	1.23	942,789.84		910,854.65		919,388.62		4.7	8.9
Long-term debt	689,372	4.01	642,675	3.70	641,264	3.46	648,576	3.23	649,058	3.26	7.3	6.2
Total interest-bearing funds	9,384,440	1.56	9,180,660	1.37	9,107,639	1.21	9,131,077	1.17	9,026,767	1.22	2.2	4.0
Noninterest-bearing deposits	3,024,595		3,094,316		2,984,130		2,826,610		2,608,324		(2.3)	16.0
Other liabilities and accrued expenses	149,033		124,767		129,875		129,737		134,641		19.4	10.7
Total liabilities	12,558,068		12,399,743		12,221,644		12,087,424		11,769,732		1.3	6.7
Shareholders’ equity	1,950,276		1,911,151		1,877,844		1,851,761		1,848,461		2.0	5.5
Total liabilities & shareholders’ equity	$14,508,344		$14,310,894		$14,099,488		$13,939,185		$13,618,193		1.4	6.5

Net interest rate spread		3.99%		4.02%		3.99%		3.96%		3.97%
Effect of noninterest-bearing funds		.45		.41		.35		.33		.33
Net interest margin on earning assets		4.44%		4.43%		4.34%		4.29%		4.30%

(1) Presented on a tax-equivalent basis using the statutory federal corporate income tax rate of 35% (see reconciliation of non-GAAP measures).

(2) Nonaccrual loans are included in average loans.

(3) Balances reported at amortized cost; excludes unrealized gains (losses) on securities available-for-sale.

Reconciliation of Non-GAAP Measures (unaudited)

(Dollars in thousands)	1Q 05	4Q 04	3Q 04	2Q 04	1Q 04

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

Net interest income (GAAP basis)	$143,083	$143,710	$138,182	$133,484	$130,405
Taxable-equivalent adjustment	1,577	1,660	1,684	1,675	1,725
Net interest income - taxable equivalent	$144,660	$145,370	$139,866	$135,159	$132,130

(2)          Management excludes the balance of intangible assets and their related amortization expense from its calculation of return on average tangible equity and average tangible equity to average tangible assets. This adjustment allows management to review the core operating results and core capital position of Bankshares. This is consistent with the treatment by bank regulatory agencies which exclude goodwill and other intangible assets from their calculation of risk-based capital ratios.

Return on average equity (GAAP basis)	13.02%	12.62%	12.03%	12.23%	12.12%
Impact of excluding average intangible assets and amortization	5.55	5.54	5.60	5.91	5.89
Return on average tangible equity	18.57%	18.16%	17.63%	18.14%	18.01%

Average equity to average assets (GAAP basis)	13.44%	13.35%	13.32%	13.28%	13.57%
Impact of excluding average intangible assets and amortization	(3.44)	(3.51)	(3.65)	(3.73)	(3.82)
Average tangible equity to average tangible assets	10.00%	9.84%	9.67%	9.55%	9.75%

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

(3)          The efficiency ratio is measured by dividing noninterest expenses by the sum of net interest income on a FTE basis and noninterest income.

Efficiency ratio (GAAP basis)	49.45%	52.70%	51.20%	50.12%	50.40%
Impact of excluding: Securities gains and (losses)	0.10	0.18	—	0.16	(0.01)
Gains on sales of premises	0.27	0.01	0.20	0.06	0.17
Amortization of deposit intangibles	(0.67)	(0.68)	(0.71)	(0.73)	(0.74)
Amortization of other intangibles	(0.35)	(0.31)	(0.35)	(0.37)	(0.36)
Restructuring charges	—	(0.70)	(1.38)	(0.23)	—
Merger-related expenses	—	—	—	—	(0.22)
Cash operating efficiency ratio	48.80%	51.20%	48.96%	49.01%	49.24%

(4)          Bankshares presents cash operating earnings and diluted cash operating earnings per share in order to assess the core operating results.

Net income (GAAP basis)	$62,627	$60,612	$56,785	$56,313	$55,697
Less: Securities (gains) and losses, net of tax	(250)	(426)	1	(357)	33
Gains on sales of premises, net of tax	(693)	(26)	(442)	(144)	(394)
Plus: Amortization of deposit intangibles, net of tax	826	826	826	826	826
Amortization of other intangibles, net of tax	426	388	409	417	402
Restructuring charges, net of tax	—	850	1,610	251	—
Merger-related expenses, net of tax	156	—	—	—	248
Cash operating earnings	$63,092	$62,224	$59,189	$57,306	$56,812

Diluted net income per share (GAAP basis)	$0.78	$0.76	$0.71	$0.71	$0.69
Less: Securities (gains) and losses, net of tax	—	(0.01)	—	—	—
Gains on sales of premises, net of tax	(0.01)	—	(0.01)	—	—
Plus: Amortization of deposit intangibles, net of tax	0.01	0.01	0.01	0.01	0.01
Amortization of other intangibles, net of tax	0.01	0.01	0.01	—	0.01
Restructuring charges, net of tax	—	0.01	0.02	—	—
Merger-related expenses, net of tax	—	—	—	—	—
Diluted cash operating earnings per share	$0.79	$0.78	$0.74	$0.72	$0.71

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information responsive to this item as of December 31, 2004 appears under the captions “Risk Management”, “Interest Rate Sensitivity Analysis (Static Gap)” and “Earnings Simulation Model Projections” of the registrant’s Form 10-K for the year ended December 31, 2004. There was no material change in such information as of March 31, 2005.

Item 4. Controls and Procedures

As of March 31, 2005, Bankshares’ management, under the supervision and with the participation of Bankshares’ principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, (as that term is defined in Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Securities and Exchange Act of 1934, as amended. Based on the evaluation, the principal executive officer and principal financial officer concluded that Bankshares’ disclosure controls and procedures are effective. There were no significant changes in Bankshares’ internal controls over financial reporting during the last fiscal quarter.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed, on July 12, 2004, former employee John Pileggi filed a lawsuit against Mercantile Bankshares Corporation (“Bankshares”), Mercantile-Safe Deposit and Trust Company (“MSD&T”) and Edward J. Kelly, III, Chairman and CEO of Bankshares alleging that the public statements made by the defendants regarding the circumstances of Mr. Pileggi’s termination gave rise to claims of libel, invasion of privacy and false light. Mr. Pileggi also alleged breach of his employment contract and made a claim pursuant to a change-in-control agreement. The complaint sought actual and punitive damages amounting to in excess of $240 million.

On September 27, 2004, Bankshares filed a countersuit against Mr. Pileggi alleging that during his employment, Mr. Pileggi engaged in activities that constituted fraud, breach of contract, and breach of his fiduciary duty. The countersuit sought compensatory and punitive damages amounting to $8.2 million.

On March 30, 2005, Bankshares, MSD&T, Mr. Kelly and Mr. Pileggi agreed to dismiss all claims and provide full releases from any future claims. In addition, Mercantile has agreed to pay Mr. Pileggi $1.3 million in respect of Mr. Pileggi’s employment contract and certain related benefits. Mercantile also has agreed, subject to certain conditions, to pay a portion of the legal fees incurred by Mr. Pileggi.

Item 6. Exhibits

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

Mercantile Bankshares Corporation
(Registrant)

May 5, 2005	/s/ Edward J. Kelly, III
Date	By: Edward J. Kelly, III
Chairman of the Board,
President and
Chief Executive Officer

May 5, 2005	/s/ Terry L. Troupe
Date	By: Terry L. Troupe
Executive Vice President and
Chief Financial Officer

May 5, 2005	/s/ William T. Skinner, Jr.
Date	By: William T. Skinner, Jr.
Controller