Form 10-Q
period 2005-06-30
MERCANTILE BANKSHARES CORP
filed 2005-07-29
CIK 64908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of July 22, 2005, 82,000,159 shares of registrant’s Common Stock, $2 par value per share, were outstanding.

MERCANTILE BANKSHARES CORPORATION

Quarterly Report on Form 10-Q

June 30, 2005

Table of Contents

Part I - Financial Information
Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Changes in Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures

Part II - Other Information
Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits

Signatures

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MERCANTILE BANKSHARES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	June 30, 2005	December 31, 2004	June 30, 2004
ASSETS
Cash and due from banks	$382,695	$244,875	$296,046
Interest-bearing deposits in other banks	200	158	158
Federal funds sold	95,102	101	125,000
Total cash and cash equivalents	477,997	245,134	421,204
Investment securities available-for-sale	2,960,275	2,908,694	2,935,462
Investment securities held-to-maturity fair value of $18,788 (2005) $21,094 (December 2004) and $26,590 (June 2004)	18,056	20,176	25,663
Total investment securities	2,978,331	2,928,870	2,961,125
Loans held-for-sale	16,754	11,000	747
Loans:
Commercial	2,867,315	2,813,325	2,715,173
Commercial real estate	3,585,592	3,122,701	2,918,642
Construction	1,560,149	1,268,350	1,129,208
Residential real estate	1,581,472	1,486,106	1,468,804
Consumer	1,713,674	1,484,583	1,472,300
Lease financing	56,104	53,368	57,983
Total loans	11,364,306	10,228,433	9,762,110
Less: allowance for loan losses	(157,101)	(149,002)	(158,431)
Loans, net	11,207,205	10,079,431	9,603,679
Bank premises and equipment, less accumulated depreciation of $151,132 (2005), $142,384 (December 2004) and $156,722 (June 2004)	147,774	139,946	141,523
Other real estate owned, net	777	212	402
Goodwill	667,465	507,791	517,615
Other intangible assets, net	49,830	48,226	52,478
Other assets	546,861	465,080	431,372
Total assets	$16,092,994	$14,425,690	$14,130,145

LIABILITIES
Deposits:
Noninterest-bearing deposits	$3,293,344	$3,049,031	$3,043,242
Interest-bearing deposits	8,537,407	7,750,168	7,600,452
Total deposits	11,830,751	10,799,199	10,643,694
Short-term borrowings	1,192,782	887,857	891,879
Accrued expenses and other liabilities	140,390	129,996	115,705
Long-term debt	807,954	690,955	637,570
Total liabilities	13,971,877	12,508,007	12,288,848

COMMITMENTS and CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized 2,000,000 shares; issued and outstanding - None
Common stock, $2 par value; authorized 130,000,000 shares; issued and outstanding shares - 81,982,375 (2005), 79,300,506 (December 2004) and 79,088,986 (June 2004)	163,965	158,601	158,178
Capital surplus	665,006	530,705	522,758
Retained earnings	1,302,869	1,231,102	1,168,462
Accumulated other comprehensive loss	(10,723)	(2,725)	(8,101)
Total shareholders’ equity	2,121,117	1,917,683	1,841,297
Total liabilities and shareholders’ equity	$16,092,994	$14,425,690	$14,130,145

See notes to consolidated financial statements

MERCANTILE BANKSHARES CORPORATION

STATEMENTS OF CONSOLIDATED INCOME

	For the 6 months ended June 30,		For the 3 months ended June 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004
INTEREST INCOME
Interest and fees on loans	$322,421	$261,300	$169,877	$132,171
Interest and dividends on investment securities:
Taxable interest income	50,366	53,566	25,374	26,165
Tax-exempt interest income	1,509	1,697	788	820
Other investment income	1,227	685	583	352
Total interest and dividends on investment securities	53,102	55,948	26,745	27,337
Other interest income	786	640	442	534
Total interest income	376,309	317,888	197,064	160,042
INTEREST EXPENSE
Interest on deposits	56,689	40,640	31,384	19,873
Interest on short-term borrowings	9,526	2,899	5,484	1,480
Interest on long-term debt	14,644	10,460	7,829	5,205
Total interest expense	80,859	53,999	44,697	26,558
NET INTEREST INCOME	295,450	263,889	152,367	133,484
Provision for loan losses	756	4,779	—	2,353
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	294,694	259,110	152,367	131,131
NONINTEREST INCOME
Investment and wealth management	47,837	44,919	23,780	22,936
Service charges on deposit accounts	21,514	21,673	11,088	10,981
Mortgage banking related fees	5,178	5,233	2,895	2,293
Investment securities gains	513	535	99	590
Nonmarketable investments	9,493	4,654	4,222	450
Other income	33,400	27,266	17,982	13,876
Total noninterest income	117,935	104,280	60,066	51,126
NONINTEREST EXPENSES
Salaries	96,734	89,477	50,180	44,689
Employee benefits	23,853	23,441	11,956	10,928
Net occupancy expense of bank premises	13,779	11,879	6,857	5,819
Furniture and equipment expenses	15,203	14,937	7,924	7,573
Communications and supplies	8,059	8,499	4,019	4,195
Other expenses	46,438	38,520	22,977	20,163
Total noninterest expenses	204,066	186,753	103,913	93,367
Income before income taxes	208,563	176,637	108,520	88,890
Applicable income taxes	78,063	64,627	40,647	32,577
NET INCOME	$130,500	$112,010	$67,873	$56,313
NET INCOME PER SHARE OF COMMON STOCK:
Basic	$1.63	$1.41	$0.84	$0.71
Diluted	$1.62	$1.40	$0.84	$0.71
DIVIDENDS PAID PER COMMON SHARE	$0.73	$0.68	$0.38	$0.35

See notes to consolidated financial statements

MERCANTILE BANKSHARES CORPORATION

STATEMENTS OF CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY

For the 6 months ended June 30, 2005 and 2004

(Dollars in thousands, except per share data)	Total	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
BALANCE, DECEMBER 31, 2003	$1,841,441	$159,545	$548,664	$1,110,748	$22,484

Net income	112,010			112,010
Unrealized losses on securities available-for-sale, net of reclassification adjustment, net of taxes	(30,585)				(30,585)
Comprehensive income	81,425
Cash dividends paid:
Common stock ($.68 per share)	(53,957)			(53,957)
Issuance of 61,696 shares for dividend reinvestment and stock purchase plan	2,639	123	2,516
Issuance of 12,660 shares for employee stock purchase dividend reinvestment plan	557	25	532
Issuance of 215,631 shares for employee stock option plan	3,894	432	3,462
Directors’ deferred compensation plan:
Transfer opening balance	6,406		6,406
Contribution	196		196
Dividend	—		54	(54)
Restricted stock awards
Issuance of 26,294 shares	1,199	53	1,146
Deferred compensation	(1,320)			(1,320)
Amortization	1,035			1,035
Purchase of 1,000,000 shares under stock repurchase plan	(44,110)	(2,000)	(42,110)
Vested stock options	1,892	—	1,892	—	—
BALANCE, JUNE 30, 2004	$1,841,297	$158,178	$522,758	$1,168,462	$(8,101)
BALANCE, DECEMBER 31, 2004	$1,917,683	$158,601	$530,705	$1,231,102	$(2,725)

Net income	130,500			130,500
Unrealized losses on securities available-for-sale, net of reclassification adjustment, net of taxes	(7,998)				(7,998)
Comprehensive income	122,502
Cash dividends paid:
Common stock ($.73 per share)	(57,897)			(57,897)
Issuance of 2,444,408 shares for bank acquisition	124,335	4,889	119,446
Fair value of 138,764 converted options related to employee stock option plan of acquired bank	5,182		5,182
Issuance of 54,750 shares for dividend reinvestment and stock purchase plan	2,677	110	2,567
Issuance of 11,740 shares for employee stock purchase dividend reinvestment plan	592	23	569
Issuance of 132,034 shares for employee stock option plan	1,957	265	1,692
Directors’ deferred compensation plan:
Issuance of 1,599 shares	—	2	(2)
Contribution	370		370
Dividend	—		127	(127)
Restricted stock awards
Issuance of 37,338 shares	1,906	75	1,831
Deferred compensation	(2,000)			(2,000)
Amortization	1,291			1,291
Vested stock options	2,519	—	2,519	—	—
BALANCE, JUNE 30, 2005	$2,121,117	$163,965	$665,006	$1,302,869	$(10,723)

See notes to consolidated financial statements

MERCANTILE BANKSHARES CORPORATION

STATEMENTS OF CONSOLIDATED CASH FLOW

Increase (decrease) in cash and cash equivalents	For the 6 months ended June 30,
(Dollars in thousands)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$130,500	$112,010
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	756	4,779
Depreciation	7,560	7,787
Amortization of other intangible assets	4,251	4,088
Write-downs of other real estate owned	1	—
Gains on sales of other real estate owned	(153)	(13)
Gains on sales of investments securities	(513)	(535)
Gains on sales of premises	(4,541)	(963)
Loans held-for-sale	(5,754)	14,178
Net (increase) decrease in assets:
Interest receivable	(444)	3,954
Nonmarketable investments	(6,683)	(4,519)
Other assets	(4,472)	1,598
Net increase (decrease) in liabilities:
Interest payable	3,591	(1,125)
Other liabilities	(27,333)	(15,066)
Net cash provided by operating activities	96,766	126,173
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held-to-maturity	2,120	3,913
Proceeds from maturities of investment securities available-for-sale	425,262	532,465
Proceeds from sales of investment securities available-for-sale	89,878	42,055
Purchases of investment securities held-to-maturity	—	(5,195)
Purchases of investment securities available-for-sale	(408,727)	(514,304)
Net increase in customer loans	(465,812)	(493,705)
Proceeds from sales of other real estate owned	273	75
Capital expenditures	(10,189)	(5,403)
Proceeds from sales of premises	5,893	2,594
Business acquisitions (net of cash received)	(78,655)	—
Purchase of nonmarketable investments	(3,926)	(2,956)
Net cash used in investing activities	(443,883)	(440,461)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	136,463	292,521
Net increase in interest-bearing deposits	268,181	88,620
Net increase in short-term borrowings	295,219	82,858
Repayment of long-term debt	(67,212)	(231)
Proceeds from issuance of shares	5,226	7,090
Repurchase of common shares	—	(44,110)
Dividends paid	(57,897)	(53,957)
Net cash provided by financing activities	579,980	372,791
Net increase in cash and cash equivalents	232,863	58,503
Cash and cash equivalents at beginning of period	245,134	362,701
Cash and cash equivalents at end of period	$477,997	$421,204
SUPPLEMENTAL INFORMATION
Cash payments for interest	$75,916	$55,125
Cash payments for income taxes	91,109	64,245

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

2. Business Combinations / Restructuring

The following provides information concerning acquisitions and restructurings. Acquisitions are accounted for as purchases with the results of their operations subsequent to the acquisition date included in Bankshares’ Statements of Consolidated Income.

On May 18, 2005, Bankshares completed its acquisition of Community Bank of Northern Virginia (“CBNV”), a bank headquartered in Sterling, Virginia, which was merged into Mercantile-Safe Deposit & Trust Company.  CBNV operated fourteen branch offices in the Northern Virginia metropolitan market at the time of the acquisition. The primary reason for the merger with CBNV was to expand Bankshares’ distribution network in Northern Virginia, a higher growth market. The total consideration paid to CBNV shareholders in connection with the acquisition was $82.9 million in cash and 2.4 million shares of Bankshares’ common stock.  CBNV transactions have been included in Bankshares’ financial results subsequent to May 18, 2005.  The assets and liabilities of CBNV were recorded on the Consolidated Balance Sheet at their respective fair values. The fair values have been determined as of June 30, 2005 and are subject to refinement, as further information becomes available. The transaction resulted in total assets acquired as of May 18, 2005 of $888.2 million, including $671.0 million of loans and leases; liabilities assumed were $842.3 million, including $626.9 million of deposits. Additionally, Bankshares had recorded $159.7 million of goodwill and $4.8 million of core deposit intangible. Intangible assets subjected to amortization are being amortized on a straight-line basis. The weighted average amortization period for the newly-acquired core deposit intangible is nine years.

Bankshares’ exit costs, referred to herein as “merger-related” costs, are defined to include those costs for its branch closings and related severance, combining operations such as systems conversions, and printing/mailing costs incurred by Bankshares prior to and after the merger date and are included in Bankshares’ results of operations.  Bankshares expensed merger-related costs totaling $302.0 thousand and $44.1 thousand for the six and three-month periods ended June 30, 2005, respectively. The costs associated with these activities are included in noninterest expenses. Merger-related expenses incurred year to date consisted largely of expenses for systems conversion costs. Bankshares will incur additional merger-related expenses in the third and fourth quarter as systems conversions, branch closings and integration of operations continue and these expenses will be reflected when incurred.

In the second quarter of 2005, Bankshares consolidated Fidelity Bank into Farmers & Mechanics Bank. The consolidation of these banks allows the surviving bank to serve its local customers with greater scale and expertise. Also, in the second quarter of 2005, Mercantile Potomac Bank merged into Mercantile-Safe Deposit and Trust Company. This combination allows Bankshares to provide the resources necessary for greater expansion into the Washington, D.C. and Northern Virginia markets.

In 2004, Bankshares initiated a significant reorganization within its Banking network.  In a move designed to create banks of sufficient size and depth to compete more effectively today and in the future, Bankshares combined 11 affiliate banks to create four new organizations, all with a more prominent Mercantile identity. This reorganization has enabled Bankshares to operate more effectively and efficiently in the face of increased competitive and regulatory pressures.  Fewer, larger banks allow better leverage of our branch network, reduce administrative and operational redundancies and increase the breadth and depth of expertise within our banks. All banks that were combined are geographically contiguous, share increasingly common market dynamics and offer the opportunity to create scale efficiencies. In 2004, Bankshares accrued approximately $2.3 million in restructuring charges due to this reorganization. At June 30, 2005, $0.9 million remains to be paid.

3. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by weighted average common shares outstanding.  Diluted EPS is computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of stock awards.  The following tables provide reconciliation between the computation of basic EPS and diluted EPS for the six months and quarters ended June 30, 2005 and 2004, respectively.

	For the 6 months ended June 30,
	2005			2004
(In thousands, except per share data)	Net Income	Weighted Average Common Shares	EPS	Net Income	Weighted Average Common Shares	EPS
Basic EPS	$130,500	79,875	$1.63	$112,010	79,422	$1.41
Dilutive effect of stock options and restricted stock awards		476			510
Vested directors deferred compensation plan shares		170			75
Diluted EPS	$130,500	80,521	$1.62	$112,010	80,007	$1.40

	For the 3 months ended June 30,
	2005			2004
(In thousands, except per share data)	Net Income	Weighted Average Common Shares	EPS	Net Income	Weighted Average Common Shares	EPS
Basic EPS	$67,873	80,514	$0.84	$56,313	79,119	$0.71
Dilutive effect of stock options and restricted stock awards		475			483
Vested directors deferred compensation plan shares		172			149
Diluted EPS	$67,873	81,161	$0.84	$56,313	79,751	$0.71

Antidilutive options and awards excluded from the computation of diluted earnings per share were 209,974 and 445,909 for the six months ended June 30, 2005 and 2004, respectively, and 312,322 and 593,500 for the second quarter of 2005 and 2004, respectively.

4. Investment Securities

At June 30, 2005 and December 31, 2004, securities with an amortized cost of $1.3 billion and $1.1 billion, respectively, were pledged as collateral for certain deposits as required by regulatory guidelines. The following table shows amortized cost and fair value of investment securities at June 30, 2005 and December 31, 2004.

	June 30, 2005				December 31, 2004
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities held-to-maturity
States and political subdivisions	$18,056	$743	$11	$18,788	$20,176	$921	$3	$21,094

Investment securities available-for-sale
U.S. Treasury	$475,206	$873	$1,725	$474,354	$605,505	$4,534	$980	$609,059
U.S. Government agencies	924,286	1,498	7,716	918,068	853,930	3,742	4,699	852,973
Mortgage-backed securities	1,436,562	2,263	14,592	1,424,233	1,326,056	4,372	13,127	1,317,301
States and political subdivisions	78,028	890	50	78,868	61,984	917	31	62,870
Other investments	63,266	1,626	140	64,752	65,323	1,294	126	66,491
Total	$2,977,348	$7,150	$24,223	$2,960,275	$2,912,798	$14,859	$18,963	$2,908,694

The following table shows the unrealized gross losses and fair value of securities in the securities available-for-sale portfolio at June 30, 2005, by length of time that individual securities in each category have been in a continuous loss position.

	Less than 12 Months		12 months or more		Total
(Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury	$1,620	$471,370	$105	$2,984	$1,725	$474,354
U.S. Government agencies	7,042	892,179	674	25,889	7,716	918,068
States and political subdivisions	59	78,768	2	100	61	78,868
Mortgage-backed securities	5,884	1,137,052	8,708	287,181	14,592	1,424,233
Other investments	140	64,752	—	—	140	64,752
Total bonds	$14,745	$2,644,121	$9,489	$316,154	$24,234	$2,960,275

At June 30, 2005, there were $316.2 million of individual securities that had unrealized losses for a period greater than 12 months. At June 30, 2005, these securities had an unrealized loss of $9.5 million of which 91.8% were mortgage-backed securities. Management has assessed the impairment of these securities and determined that the impairment is temporary. All principal and interest payments on available-for-sale debt securities in an unrealized loss position for greater than 12 months are expected to be collected given the high credit quality of the U.S. government agency debt securities and Bankshares’ ability and intent to hold the securities. Because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, no other-than-temporary impairment was recorded at June 30, 2005.

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

Under Statements of Financial Accounting Standards (SFAS) Nos. 114 and 118, “Accounting by Creditors for Impairment of a Loan-an amendment of FASB Statements Nos. 5 and 15,” a loan is considered impaired, based on current information and events, if it is probable that Bankshares will not collect all principal and interest payments according to the contractual terms of the loan agreement. The impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the repayment is expected to be provided predominantly by the underlying collateral. Information with respect to impaired loans and the related valuation allowance (if the measure of the impaired loan is less than the recorded investment) at June 30, 2005, December 31, 2004 and June 30, 2004 is shown below.  See Annual Report on Form 10-K for more detail.

(Dollars in thousands)	June 30, 2005	December 31, 2004	June 30, 2004
Impaired loans with a specific valuation allowance	$16,460	$18,365	$24,864
All other impaired loans	8,746	9,113	12,160
Total impaired loans	$25,206	$27,478	$37,024

Specific allowance for loan losses applicable to impaired loans	$10,225	$10,611	$14,497
General allowance for loan losses applicable to other than impaired loans	146,876	138,391	143,934
Total allowance for loan losses	$157,101	$149,002	$158,431

Year-to-date interest income on impaired loans recorded on the cash basis	$53	$379	$212
Year-to-date average recorded investment in impaired loans during the period	$27,887	$39,025	$41,116
Quarter-to-date interest income on impaired loans recorded on the cash basis	$30	$79	$109
Quarter-to-date average recorded investment in impaired loans during the period	$26,993	$35,583	$39,752

Note: Impaired loans do not include large groups of smaller balance homogeneous loans that are evaluated collectively for impairment (e.g., residential mortgages and consumer installment loans).  The allowance for loan losses related to these loans is included in the general allowance for loan losses applicable to other than impaired loans.

On May 18, 2005, Bankshares acquired approximately $671.0 million in loans as part of the CBNV acquisition. At acquisition, CBNV had $7.4 million in an allowance for loan losses of which $7.1 million was carried over to Bankshares in accordance with SFAS 141, “Business Combinations,” for those loans that do not fall within the scope of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” Under SOP 03-3, Bankshares determined that certain loans acquired at the CBNV acquisition displayed evidence of deterioration of credit quality since their origination for which it was probable that all contractual payments would not be collected. Bankshares determined two commercial real estate loans totaling $4.9 million were within the scope of SOP 03-3. The carrying value and accretable yields of these loans as of June 30, 2005 are shown below.

(Dollars in thousands)	June 30, 2005
Commercial real estate	$4,865
Total contractual balance	$4,865

Carrying amount	$3,500

Accretable yield
Balance at May 18, 2005	$—
Addition - due to acquisition	680
Accretion	(46)
Balance at June 30, 2005	$634

6. Commitments & Contingencies

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit were $4.7 billion at June 30, 2005, $4.2 billion at December 31, 2004, and $3.9 billion at June 30, 2004.

Letters of credit are commitments issued to guarantee the performance of a customer to a third party. Outstanding letters of credit were $438.3 million at June 30, 2005, $379.8 million at December 31, 2004 and $320.9 million at June 30, 2004.  Fees received for issuing letters of credit are deferred and amortized over the life of the commitment.  The unamortized fees on letters of credit at June 30, 2005, December 31, 2004, and June 30, 2004 had a carrying value of $1.5 million, $1.3 million and $1.2 million, respectively.

Bankshares’ mortgage banking subsidiary is a Fannie Mae Delegated Underwriting and Servicing lender and has a loss sharing arrangement for loans originated on behalf of and sold to Fannie Mae.  The unamortized principal balance of the underlying loans totaled $225.8 million, $190.7 million and $183.9 million at June 30, 2005, December 31, 2004 and June 30, 2004, respectively.  A minimal loss reserve has been established for potential losses on loans originated and sold in the secondary market at June 30, 2005.  The mortgage subsidiary also has originated and sold loans with recourse in the event of foreclosure on the underlying real estate.  The unamortized amount of principal balance of loans sold with recourse totaled $1.3 million at June 30, 2005, $1.7 million at December 31, 2004 and $2.0 million at June 30, 2004.  These mortgages are generally in good standing, are well-collateralized and no loss has ensued and no future loss is expected.

Bankshares has committed to invest funds in third-party private equity investments. At June 30, 2005, December 31, 2004 and June 30, 2004, $30.0 million, $28.9 million and $18.7 million, respectively, remained unfunded.

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

Between 2001 and 2003, on behalf of either individual plaintiffs or a putative class of plaintiffs, eight separate actions were filed in state and federal court against Community Bank of Northern Virginia (“CBNV”) and other defendants challenging the validity of second mortgage loans the defendants made to the plaintiffs.  All of the cases were either filed in or removed to the federal district court for the Western District of Pennsylvania.  In June 2003, the parties to the various actions informed the court that they had reached an agreement in principle to settle the various actions.  On July 17, 2003, the court conditionally certified a class for settlement purposes, preliminarily approved the class settlement, and directed the issuance of notice to the class.

Thereafter, certain plaintiffs opted out of the proposed settlement and challenged the validity of the settlement in the district court.  The district court denied their arguments and approved the settlement.  These “opt out” plaintiffs appealed the district court’s approval of the settlement to the Third Circuit Court of Appeals.  The Third Circuit heard oral argument on February 17, 2005 and has not yet issued its decision. Certain individuals who were excluded from the settlement class have filed two actions on behalf of a putative class of plaintiffs alleging claims similar to those raised in the initial filing.  These actions recently were consolidated in the Western District of Pennsylvania.  Bankshares believes these actions are without merit and intends to defend the actions vigorously.

The contingency, which is estimable and probable, was incorporated in determining the fair value of the liability assumed at the acquisition of CBNV.

7. Goodwill and Other Intangible Assets

Bankshares’ Consolidated Balance Sheet included goodwill of $667.5 million at June 30, 2005 and $507.8 million at December 31, 2004. In 2005, Bankshares recorded $159.7 million in goodwill and $4.8 million in estimated core deposit intangible in connection with the CBNV acquisition, which was allocated to Bankshares’ banking segment. The core deposit intangible from CBNV is being amortized over a weighted average remaining useful life of nine years.

The following table discloses the gross carrying amount and accumulated amortization of intangible assets subject to amortization at June 30, 2005 and December 31, 2004.

	June 30, 2005			December 31, 2004
(Dollars in thousands)	Gross carrying amount	Accumulated amortization	Net amount	Gross carrying amount	Accumulated amortization	Net amount
Core deposits	$54,660	$(17,828)	$36,832	$49,881	$(15,014)	$34,867
Mortgage servicing	2,445	(1,156)	1,289	1,370	(1,013)	357
Customer lists and other	17,010	(5,301)	11,709	17,010	(4,008)	13,002
Total	$74,115	$(24,285)	$49,830	$68,261	$(20,035)	$48,226

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

The following table shows the current period and estimated future amortization expense for amortized intangible assets. The projections of amortization expense shown for mortgage servicing rights are based on asset balances and the interest rate environment as of June 30, 2005. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

The following table shows the current period and estimated future amortization expense for amortized intangible assets.

(Dollars in thousands)		Core deposits	Mortgage servicing	Customer lists and other	Total
Six months ended June 30, 2005 (actual)		$2,814	$136	$1,301	$4,251
Six months ended December 31, 2005 (estimated)		2,974	201	1,293	4,468
Twelve months ended December 31, 2005 (estimated)		5,788	337	2,594	8,719

Estimate for year ended December 31,	2006	5,950	259	2,343	8,552
	2007	5,691	210	2,149	8,050
	2008	4,827	192	1,968	6,987
	2009	4,502	187	1,028	5,717

8. Comprehensive Income

The following table summarizes the market value change and related tax effect of unrealized gains (losses) on securities available-for-sale for the six months ended June 30, 2005 and 2004.  The net amount is included in accumulated other comprehensive income (loss) in the Statements of Changes in Consolidated Shareholders’ Equity.

	For the 6 months ended June 30,
	2005			2004
(Dollars in thousands)	Pretax Amount	Tax (Expense) Benefit	Net Amount	Pretax Amount	Tax (Expense) Benefit	Net Amount
Net Income			$130,500			$112,010
Other comprehensive income
Unrealized holding gains (losses) arising during the period	(12,454)	4,766	(7,688)	(48,260)	17,998	(30,262)
Reclassification adjustment for (gains) losses included in net income	(513)	203	(310)	(535)	212	(323)
Total other comprehensive income	(12,967)	4,969	(7,998)	(48,795)	18,210	(30,585)
Total comprehensive income			$122,502			$81,425

	For the 3 months ended June 30,
	2005			2004
(Dollars in thousands)	Pretax Amount	Tax (Expense) Benefit	Net Amount	Pretax Amount	Tax (Expense) Benefit	Net Amount
Net Income			$67,873			$56,313
Other comprehensive income
Unrealized holding gains (losses) arising during the period	19,767	(7,265)	12,502	(67,503)	25,019	(42,484)
Reclassification adjustment for (gains) losses included in net income	(99)	39	(60)	(590)	233	(357)
Total other comprehensive income	19,668	(7,226)	12,442	(68,093)	25,252	(42,841)
Total comprehensive income			$80,315			$13,472

9. Capital Adequacy

Bankshares and its bank affiliates are subject to various regulatory capital adequacy requirements administered by federal and state banking agencies.  These requirements include maintaining certain capital ratios above minimum levels.  These capital ratios include tier I capital and total risk-based capital as percentages of net risk-weighted assets and tier I capital as a percentage of adjusted average total assets (leverage ratio).  The minimum ratios for capital adequacy purposes are 4.00%, 8.00% and 4.00%, for the tier I capital, total capital and leverage ratios, respectively.  To be categorized as well capitalized, a bank must maintain minimum ratios of 6.00%, 10.00% and 5.00%, for its tier I capital, total capital and leverage ratios, respectively.  As of June 30, 2005, Bankshares and all of its bank affiliates exceeded all capital adequacy requirements to be considered well capitalized.

Capital ratios and the amounts used to calculate them are presented in the following table for Bankshares and Mercantile-Safe Deposit & Trust Company (MSD&T), the lead bank, as of June 30, 2005 and December 31, 2004. The June 30, 2005 MSD&T capital ratios reflect the impact of the consolidation of Mercantile Potomac Bank into MSD&T and the acquisition of CBNV.

	June 30, 2005		December 31, 2004
(Dollars in thousands)	Bankshares	MSD&T	Bankshares	MSD&T
Tier I capital	$1,422,079	$468,540	$1,370,112	$411,587
Total risk-based capital	1,882,496	580,685	1,802,520	459,812
Net risk-weighted assets	12,373,131	5,575,052	11,109,137	3,847,161
Adjusted average total assets	14,438,084	5,963,921	13,674,386	4,504,451

Tier I capital ratio	11.49%	8.40%	12.33%	10.70%
Total capital ratio	15.21%	10.42%	16.23%	11.95%
Leverage ratio	9.85%	7.86%	10.02%	9.14%

Bankshares has an ongoing share repurchase program.  Purchases may be made from time to time, subject to regulatory requirements, in open market or in privately negotiated transactions. Purchased shares are retired. At June 30, 2005, there were 476,327 shares remaining available for repurchase under the plan.

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

The following tables present selected segment information for the three and six months ended June 30, 2005 and 2004. The components in the “Other” column consist of amounts for the nonbank affiliates, unallocated corporate expenses including income taxes and intercompany eliminations. Certain expense amounts such as operations overhead have been reclassified in order to provide for full cost absorption. These reclassifications are shown on the “Adjustments” line.  Results of the CBNV acquisition have been included in the “Banking” column from its acquisition date in the second quarter of 2005.

	For the 6 months ended June 30, 2005				For the 6 months ended June 30, 2004
(Dollars in thousands)	Banking	IWM	Other	Total	Banking	IWM	Other	Total
Net interest income	$295,666	$—	$(216)	$295,450	$263,740	$—	$149	$263,889
Provision for loan losses	(756)	—	—	(756)	(4,779)	—	—	(4,779)
Noninterest income	62,479	47,841	7,615	117,935	56,154	45,229	2,897	104,280
Noninterest expenses	(164,620)	(35,303)	(4,143)	(204,066)	(152,764)	(33,809)	(180)	(186,753)
Adjustments	8,100	(1,443)	(6,657)	—	8,386	(1,926)	(6,460)	—
Income (loss) before income taxes	200,869	11,095	(3,401)	208,563	170,737	9,494	(3,594)	176,637
Income tax (expense) benefit	(69,923)	(4,438)	(3,702)	(78,063)	(59,982)	(3,797)	(848)	(64,627)
Net income (loss)	$130,946	$6,657	$(7,103)	$130,500	$110,755	$5,697	$(4,442)	$112,010
Average loans	$10,608,029		$399	$10,608,428	$9,480,967		$192	$9,481,159
Average earning assets	13,516,688		16,125	13,532,813	12,494,449		23,950	12,518,399
Average assets	14,718,009		154,924	14,872,933	13,227,398		550,019	13,777,417
Average deposits	11,188,466		(190,934)	10,997,532	10,299,390		(66,939)	10,232,451
Average equity	1,852,056		144,388	1,996,444	1,383,980		464,858	1,848,838

	For the 3 months ended June 30, 2005				For the 3 months ended June 30, 2004
(Dollars in thousands)	Banking	IWM	Other	Total	Banking	IWM	Other	Total
Net interest income	$152,572	$—	$(205)	$152,367	$133,395	$—	$89	$133,484
Provision for loan losses	—	—	—	—	(2,353)	—	—	(2,353)
Noninterest income	32,988	23,528	3,550	60,066	29,059	22,847	(780)	51,126
Noninterest expenses	(84,169)	(18,457)	(1,287)	(103,913)	(77,237)	(16,430)	300	(93,367)
Adjustments	4,171	(234)	(3,937)	—	5,155	(1,130)	(4,025)	—
Income (loss) before income taxes	105,562	4,837	(1,879)	108,520	88,019	5,287	(4,416)	88,890
Income tax (expense) benefit	(36,876)	(1,932)	(1,839)	(40,647)	(30,936)	(2,114)	473	(32,577)
Net income (loss)	$68,686	$2,905	$(3,718)	$67,873	$57,083	$3,173	$(3,943)	$56,313
Average loans	$10,898,888		$375	$10,899,263	$9,623,698		$186	$9,623,884
Average earning assets	13,830,457		10,534	13,840,991	12,640,594		28,080	12,668,674
Average assets	15,083,362		150,209	15,233,571	13,385,094		554,091	13,939,185
Average deposits	11,470,481		(197,261)	11,273,220	10,459,934		(61,677)	10,398,257
Average equity	1,898,013		144,091	2,042,104	1,394,812		456,949	1,851,761

11. Derivative Instruments and Hedging Activities

FASB Statement No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities, FASB Statement No. 138 (SFAS No. 138), Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment to FASB Statement No. 133 and FASB Statement No. 149 (SFAS No. 149), Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities (collectively referred to as “derivatives”), establishes accounting and reporting standards for derivative instruments and for hedging activities. Bankshares maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  Currently, derivative instruments that are used as part of the interest rate risk management strategy have been restricted to interest rate swaps.  Interest rate swaps generally involve the exchange of fixed-rate and variable-rate interest payments between two parties, based on a common notional principal amount and maturity date. As of June 30, 2005, Bankshares had interest rate swaps to convert a portion of its nonprepayable fixed-rate debt to floating-rate debt.  Bankshares also arranges interest rate swaps, caps and swaptions for commercial loan customers through its capital markets group.  Derivative transactions done with loan customers are hedged by means of an off-setting derivative trade with a third party.  In this way, Bankshares manages the market risk arising from capital markets related derivative activity.

The fair value of derivative instruments relating to hedging activities recorded in other assets was $12.8 million (notional $327.4 million) and $7.1 million (notional $294.5 million) at June 30, 2005 and December 31, 2004, respectively.  The fair value of derivative instruments relating to hedging activities recorded in other liabilities was $8.1 million (notional $158.6 million) and $6.8 million (notional $136.0 million) at June 30, 2005 and December 31, 2004, respectively.

Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded as other noninterest income in the results of operations. For all hedge relationships, ineffectiveness resulting from differences between the changes in fair values or cash flows of the hedged item and changes in fair value of the derivative are recognized as other noninterest income in the results of operations. The net interest settlement on derivatives designated as fair value or cash flow hedges is treated as an adjustment of the interest income or interest expense of the hedged assets or liabilities. The fair-value hedges of nonprepayable fixed-rate debt were effective for the reported periods. The impact of the hedges decreased interest expense $2.8 million in the first half of 2005 and $5.7 million for the same period in 2004.

The following tables summarize the gross position of derivatives relating to hedging activities at June 30, 2005 and December 31, 2004.

	June 30, 2005			December 31, 2004
(Dollars in thousands)	Notional or Contractual Amount	Credit Risk Amount (1)	Estimated Net Fair Value	Notional or Contractual Amount	Credit Risk Amount (1)	Estimated Net Fair Value
Asset/Liability Management Hedges
Interest Rate Contracts:
Swaps	$350,000	$8,220	$3,605	$350,000	$6,297	$(143)

Customer Accommodations
Interest Rate Contracts:
Swaps	$124,178	$2,180	$1,086	$68,575	$684	$398
Swaptions/Caps Purchased	5,911	53	53	5,971	80	80
Swaptions/Caps Sold	5,911	—	(53)	5,971	—	(80)

(1)          Credit risk amounts reflect the replacement cost for those contracts in a gain position in the event of nonperformance by all counterparties

Mortgage loans held-for-sale have inherent forward contract (agreements to sell or purchase loans at a specific rate or yield) characteristics. Risk may arise from the corresponding parties’ inability to meet the terms of their contracts and from movement in interest rates. Bankshares had forward commitments to sell and fund individual fixed-rate and variable-rate mortgage loans that are reported at fair value. The fair value of the forward contracts recorded as other liabilities was $4.0 million at June 30, 2005 and $1.2 million at December 31, 2004.

12. Stock-based Compensation Expense

Bankshares has several stock-based compensation programs for its directors, management and employees. Compensation costs for stock options and restricted stock awards are measured under the fair value method and are included in salary expense. At the Annual Shareholders’ Meeting held on May 10, 2005, Bankshares’ stockholders approved the Mercantile Bankshares’ Corporation Stock Retainer and Deferred Compensation Plan for Non-Employee Directors (the “Plan”). The Plan provides for an annual stock retainer of 500 shares of Bankshares’ common stock to each non-employee director of Bankshares. The Plan permits non-employee directors of Bankshares and its affiliates to elect to defer voluntarily their annual stock and cash retainers and some or all of their fees. The initial annual stock retainer under the Plan was paid on June 1, 2005 to non-employee directors. See Current Report on Form 8-K filed with the SEC on May 16, 2005 for more details on the Plan. Another form of stock-based compensation is phantom stock, which is used for a portion of the Bankshares’ Directors’ Deferred Compensation Plan. This plan requires that substantially all deferred fees be valued based on Bankshares’ stock and paid out in cash and/or stock at retirement. The compensation cost for the phantom stock is included in other expenses.  Employee stock-based compensation amounts, included in salaries expense, for the six months and quarters ended June 30, 2005 and 2004, respectively, are summarized in the following table:

	For the 6 months ended June 30		For the 3 months ended June 30
(Dollars in thousands)	2005	2004	2005	2004
Stock options expense	$1,412	$1,200	$699	$794
Restricted stock awards expense	1,280	1,007	638	519
Total included in salaries expense	$2,692	$2,207	$1,337	$1,313

13.         Pension & Other Postretirement Benefit Plans

Bankshares sponsors qualified and nonqualified pension plans and other postretirement benefit plans for its employees.  The following table summarizes the components of the net periodic benefit cost for the pension plans for the six months and quarter ended June 30, 2005 and 2004, respectively.

	For the 6 months ended June 30, 2005			For the 6 months ended June 30, 2004
(Dollars in thousands)	Qualified	Nonqualified	Total	Qualified	Nonqualified	Total
Service cost	$3,660	$304	$3,964	$3,144	$282	$3,426
Interest cost	5,638	80	5,718	5,098	202	5,300
Expected return on plan assets	(8,287)	—	(8,287)	(7,690)	—	(7,690)
Amortization of prior service cost	585	12	597	390	12	402
Recognized net actuarial (gain) loss	731	(93)	638	354	58	412
Amortization of transition asset	—	—	—	—	48	48
Net periodic benefit cost	$2,327	$303	$2,630	$1,296	$602	$1,898

	For the 3 months ended June 30, 2005			For the 3 months ended June 30, 2004
(Dollars in thousands)	Qualified	Nonqualified	Total	Qualified	Nonqualified	Total
Service cost	$1,882	$139	$2,021	$1,572	$141	$1,713
Interest cost	2,825	45	2,870	2,549	101	2,650
Expected return on plan assets	(4,149)	—	(4,149)	(3,845)	—	(3,845)
Amortization of prior service cost	285	12	297	195	6	201
Recognized net actuarial (gain) loss	381	(93)	288	201	29	230
Amortization of transition asset	—	—	—	—	24	24
Net periodic benefit cost	$1,224	$103	$1,327	$672	$301	$973

The following table summarizes the components of the net periodic benefit cost for the other postretirement benefit plans for the six months and quarter ended June 30, 2005 and 2004, respectively.

	For the 6 months ended June 30,		For the 3 months ended June 30,
(Dollars in thousands)	2005	2004	2005	2004
Service cost	$267	$130	$134	$65
Interest cost	498	428	249	214
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial (gain) loss	176	81	88	43
Amortization of transition asset	—	—	—	—
Net periodic benefit cost	$941	$639	$471	$322

In May 2004, the FASB issued FSP FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which provides guidance on accounting for the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Bankshares is currently reviewing the potential effect of the benefit that is at least actuarially equivalent to Medicare part D on its postretirement benefit plans.

As previously disclosed in its financial statements for the year ended December 31, 2004, Bankshares generally makes cash contributions to the pension plan in amounts permitted by guidelines established under employee benefit and tax laws.  Bankshares currently estimates it will be able to contribute up to approximately $19 million to the pension plan for 2005.  Cash contributions are normally made after valuations have been finalized for the plan year and prior to the tax return filing date.  As of June 30, 2005, no contributions had been made.

14.         Recent Accounting Standards

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, (“SFAS No. 154”) “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” This new standard replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement. “ The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Bankshares does not anticipate this revision will have a material effect on its financial statements.

In December 2004, the FASB issued Statement No. 123 (Revised 2004) (“SFAS No. 123R”) “Share-Based Payment,” which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements.  SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Share-based compensation arrangements include share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R requires all share-based payments to employees be valued using a fair valued method on the date of grant and expensed based on that fair value over the applicable vesting period. Bankshares adopted the cost recognition provision of SFAS No. 123 in 1995 and has been expensing compensation cost related to options.  SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows,” requiring the benefits of tax deductions in excess of recognized compensation cost be reported as financing instead of operating cash flows.  The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, (“SAB No. 107”) which expresses the SEC’s views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. Additionally, SAB No. 107 provides guidance related to share-based payment transactions for public companies. Bankshares will be required to apply SFAS No. 123R as of the annual reporting period that begins after June 15, 2005. Bankshares does not anticipate this revision will have a material effect on its financial statements.

In November 2004, the Emerging Issues Task Force (“EITF”) published Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost. The Task Force requested that the FASB staff consider other impairment models within U.S. Generally Accepted Accounting Principles (“GAAP”) when developing its views. The Task Force also requested that the scope of the impairment issue be expanded to include equity investments and investments subject to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and that the issue be addressed by the Task Force as a separate EITF issue. At the EITF meeting, the Task Force reached a consensus on one issue that certain quantitative and qualitative disclosures should be required for securities accounted for under Statement 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Board ratified the consensus on that one issue at its November 25, 2004 meeting. In September 2004, the Financial Accounting Standards Board (“FASB”) directed the FASB staff to issue two proposed FASB Staff Positions (“FSP”): Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-1-b, which delays the effective date of Issue 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. In June 2005, the FASB reach a decision whereby they declined to provide additional guidance on the meaning of other-than-temporary impairment. The Board directed the FASB staff to issue EITF 03-1a as final and to draft a new FSP that will replace EITF 03-01. The final FSP (retitled FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and it Application to Certain Investments”) would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. Bankshares does not anticipate this revision will have a material effect on its financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

HIGHLIGHTS

Consolidated Financial Results

Net income for the quarter ended June 30, 2005 was $67.9 million, a 20.5% increase over net income of $56.3 million for the same period in 2004 and an 8.4% increase over the $62.6 million reported for the first quarter of 2005.  For the quarter ended June 30, 2005, diluted net income per share was $0.84, an increase of 18.3% over the $0.71 reported for the same period of last year and a 7.7% increase over the $0.78 reported for the first quarter of this year.  Adjusted weighted average shares outstanding increased from 79.8 million for the quarter ended June 30, 2004, to 81.2 million for the quarter ended June 30, 2005.  The results of operations for the Community Bank of Northern Virginia (“CBNV”) are included from the merger dates forward.

Net interest income for the quarter ended June 30, 2005 increased 14.1% to $152.4 million from $133.5 million for the second quarter of last year. The growth in net interest income is attributable to a 13.3% growth in average loans and a 17 basis point improvement in the net interest margin.  Eighteen (18) basis points of the improvement in the net interest margin was attributable to the effect of noninterest-bearing funds, which consist primarily of demand deposits and shareholders’ equity.

At June 30, 2005, nonperforming assets amounted to $27.7 million, or 0.24% of period-end loans and other real estate owned, a decline from $40.3 million at June 30, 2004. Nonperforming assets were $31.4 million at March 31, 2005. The comparable nonperforming ratios were 0.41% and 0.30% at June 30, 2004 and March 31, 2005, respectively.

Noninterest income for the quarter ended June 30, 2005 increased 17.5% to $60.1 million from $51.1 million for the same period last year, while noninterest expenses increased 11.3% to $103.9 million from $93.4 million.

Bankshares also reports cash operating earnings, defined as “GAAP” (Generally Accepted Accounting Principles) earnings excluding the amortization of intangible assets associated with purchase accounting for business combinations; securities gains and losses; and other significant gains, losses or expenses (such as those associated with integrating acquired entities’ operations into Bankshares) unrelated to Bankshares’ core operations.  Cash operating earnings totaled $67.1 million for the second quarter of 2005, an increase of 17.1% over the $57.3 million for the same period for 2004 and a 6.4% increase over the $63.1 million for the first quarter of 2005.  Diluted cash operating earnings per share for the second quarter of 2005 and 2004 were $0.83 and $0.72, respectively and $0.79 per share for the first quarter of 2005.  A reconciliation of net income (GAAP basis) to cash operating earnings can be found on page 37 of this filing.

Management believes that reporting several key measures based on cash operating earnings and tangible equity (equity less intangible assets and their related amortization expense) is important, as this is the basis for measuring the adequacy of capital for regulatory purposes.  For the three months ended June 30, 2005, return on average assets was 1.79%, return on average tangible equity was 19.64% and average tangible equity to average tangible assets was 9.67%.  Comparable ratios for the three months ended June 30, 2004 were 1.62%, 18.14% and 9.55%, respectively.  A reconciliation of these ratios from their respective GAAP basis ratios can be found on page 37 of this filing.

For the first six months of 2005, net income was $130.5 million, an increase of 16.5% over the $112.0 million reported for the comparable period in 2004. Diluted net income per share was $1.62, an increase of 15.7% from the $1.40 reported for the same period last year. For the six months ended June 30, 2005, compared to the same period of 2004, cash operating earnings were $130.2 million compared with $114.1 million for the same period last year.  Diluted cash operating earnings per share for these periods were $1.62 and $1.43, respectively.  The ratios of return on average assets, return on average tangible equity and average tangible equity to average tangible assets for the year-to-date 2005 were 1.77%, 19.11% and 9.83% respectively.  These ratios for the same period last year were 1.63%, 18.10% and 9.64% respectively.

SEGMENT REPORTING

As noted in Footnote No. 10 “Segment Reporting”, Bankshares reports two distinct business segments for which financial information is segregated for use in assessing performance and allocating resources when reporting to the Board of Directors. Segment financial information is subjective and, unlike financial accounting, is not necessarily based on GAAP. As a result, the financial information of the reporting segments is not necessarily comparable with similar information reported by others and may not be comparable with Bankshares’ consolidated results.

Banking

The Banking segment consists of 11 affiliate banks. Mortgage banking activities are not viewed as a separate business line due to the insignificant impact on the core business of Bankshares and, accordingly, are included in the Banking segment.

In the second quarter of 2005, Bankshares consolidated Fidelity Bank into Farmers & Mechanics. The consolidation of these banks allows the surviving bank, Farmers & Mechanics, to serve its local customers with greater size and expertise. Also, in the second quarter of 2005, Mercantile Potomac Bank merged into Mercantile-Safe Deposit and Trust Company. This combination allows Bankshares to provide the resources necessary for expansion into the Washington, D.C. and Northern Virginia markets. Further the acquisition of Community Bank of Northern Virginia (“CBNV”) as part of the Mercantile Potomac Division of Mercantile-Safe Deposit and Trust Company was completed in the second quarter. Mercantile Potomac Bank and Fidelity Bank will continue to serve their respective markets under their own names with local leadership and local decision-making.

Net income for the six months ended June 30, 2005 was $130.9 million. This represented a $20.2 million, or 18.2%, increase over the same period last year. The Banking segment was the primary beneficiary of the CBNV acquisition. For the first half of 2005 compared to the same period last year, net interest income increased by $31.9 million, or 12.1%, to $295.7 million. Growth in average earning assets of $1.0 billion was largely attributable to growth in average loans of 11.9% of which the CBNV acquisition provided 1.7%. Banking had a reduction in the provision for loan losses compared to the same period of 2004, as credit quality remained strong.

Noninterest income increased year-over-year by $6.3 million due to a $3.4 million gain on the sale of an office building, letters of credit fees increasing $0.8 million, insurance fees increasing $1.1 million and electronic banking fees increasing $0.7 million.

Noninterest expenses increased by $11.9 million in the first half of 2005 compared with the same period of 2004. Salaries and benefits grew by $6.0 million, with $1.1 million of additional personnel expense from CBNV, $3.1 million in increased incentive compensation linked to improved performance and $1.0 million in higher pension expense. Occupancy expense increased by $1.3 million, promotional expenses increased by $0.8 million and outsourcing expense increased by $2.4 million over the same period of 2004.

Investment & Wealth Management

Net income increased $1.0 million or 16.9% to $6.7 million for the six months ended June 30, 2005 as compared to the $5.7 million reported in the same period last year.

At June 30, 2005, assets under administration by IWM were $48.3 billion, an increase of $2.4 billion from the same period last year. IWM had assets under management of $21.7 billion at June 30, 2005, up $0.6 billion from June 30, 2004.

Revenues for the first half of 2005 increased $2.6 million, or 5.8%, over the same period last year.  Noninterest expenses increased by $1.5 million or 4.4% to $35.3 million for the first half of 2005 from $33.8 million for the same period last year. The increase in noninterest expense was due primarily to salaries and benefits.

Other

The components in the “Other” column consist of amounts for the nonbanking affiliates, unallocated corporate expenses and intercompany eliminations.

For the first half of 2005 compared to the same period of 2004, noninterest income increased $4.7 million related to income from private equity investments. Noninterest expense increased $4.0 million. This increase was mostly due to increased audit fees, directors fees and $1.3 million in a previously announced legal settlement.  The “adjustments” line represents corporate allocations from the lead Bank (MSD&T).

BANKSHARES EARNINGS PERFORMANCE

Analysis of Interest Rates and Interest Differentials

The following table presents the distribution of the average consolidated balance sheet, interest income/expense and annualized yields earned and rates paid through the six months ended June 30, 2005 and 2004.

	2005			2004
(Dollars in thousands)	Average Balance (2)	Income (1) / Expense	Yield (1) / Rate	Average Balance (2)	Income (1) / Expense	Yield (1) / Rate
Earning assets
Loans:
Commercial	$2,887,558	$87,488	6.11%	$2,671,562	$68,523	5.16%
Commercial real estate	3,249,322	103,143	6.40	2,828,463	82,304	5.85
Construction	1,385,942	44,403	6.46	1,108,601	28,623	5.19
Residential real estate	1,543,792	44,732	5.84	1,398,153	41,608	5.98
Consumer	1,541,814	44,892	5.87	1,474,380	42,521	5.80
Total loans	10,608,428	324,658	6.17	9,481,159	263,579	5.59
Federal funds sold, et al	36,404	785	4.35	71,648	639	1.79
Securities:
Taxable securities
U.S. Treasury and government agencies	1,404,011	23,669	3.40	1,550,468	29,462	3.82
Mortgage-backed	1,334,525	26,697	4.03	1,266,028	24,103	3.83
Other investments (3)	64,500	1,237	3.87	47,767	697	2.93
Tax-exempt securities States and political subdivisions	84,750	2,495	5.94	101,171	2,807	5.58
Total securities	2,887,786	54,098	3.78	2,965,434	57,069	3.87
Interest-bearing deposits in other banks	195	1	1.23	158	1	1.07
Total earning assets	13,532,813	379,542	5.66	12,518,399	321,288	5.16
Cash and due from banks	296,227			291,982
Bank premises and equipment, net	142,895			141,694
Other assets	1,052,279			982,598
Less: allowance for loan losses	(151,281)			(157,256)
Total assets	$14,872,933			$13,777,417
Interest-bearing liabilities
Deposits:
Savings	$1,461,782	2,464	0.34	$1,399,234	2,027	0.29
Checking plus interest accounts	1,384,616	1,093	0.16	1,269,432	935	0.15
Money market	1,562,736	8,087	1.04	1,577,378	4,457	0.57
Time deposits $100,000 and over	1,523,393	21,315	2.82	1,301,407	12,320	1.90
Other time deposits	1,983,713	23,730	2.41	1,967,533	20,901	2.14
Total interest-bearing deposits	7,916,240	56,689	1.44	7,514,984	40,640	1.09
Short-term borrowings	1,011,161	9,526	1.90	915,121	2,899	0.64
Long-term debt	715,859	14,644	4.13	648,817	10,460	3.24
Total interest-bearing funds	9,643,260	80,859	1.69	9,078,922	53,999	1.20
Noninterest-bearing deposits	3,081,292			2,717,467
Other liabilities and accrued expenses	151,937			132,190
Total liabilities	12,876,489			11,928,579
Shareholders’ equity	1,996,444			1,848,838
Total liabilities & shareholders’ equity	$14,872,933			$13,777,417
Net interest rate spread		$298,683	3.97%		$267,289	3.96%
Effect of noninterest-bearing funds			0.48			0.33
Net interest margin on earning assets			4.45%			4.29%
Tax-equivalent adjustment included in:
Loan income		$2,237			$2,279
Investment securities income		996			1,121
Total		$3,233			$3,400

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

Analysis of Interest Rates and Interest Differentials

The following table presents the distribution of the average consolidated balance sheet, interest income/expense and annualized yields earned and rates paid for the second quarters of 2005 and 2004.

	2005			2004
(Dollars in thousands)	Average Balance (2)	Income (1) / Expense	Yield (1) / Rate	Average Balance (2)	Income (1) / Expense	Yield (1) / Rate
Earning assets
Loans:
Commercial	$2,926,234	$46,021	6.31%	$2,719,232	$34,830	5.15%
Commercial real estate	3,363,924	54,609	6.51	2,879,434	41,648	5.82
Construction	1,442,621	23,952	6.66	1,113,301	14,414	5.21
Residential real estate	1,570,002	22,935	5.86	1,437,331	21,120	5.91
Consumer	1,596,482	23,496	5.90	1,474,586	21,292	5.81
Total loans	10,899,263	171,013	6.29	9,623,884	133,304	5.57
Federal funds sold, et al	40,904	442	4.33	95,504	533	2.24
Securities:
Taxable securities
U.S. Treasury and government agencies	1,382,037	11,600	3.37	1,543,661	14,369	3.74
Mortgage-backed	1,365,012	13,774	4.05	1,254,512	11,796	3.78
Other investments (3)	65,051	588	3.63	52,773	358	2.73
Tax-exempt securities States and political subdivisions	88,537	1,303	5.90	98,182	1,356	5.55
Total securities	2,900,637	27,265	3.77	2,949,128	27,879	3.80
Interest-bearing deposits in other banks	187	1	1.31	158	1	1.06
Total earning assets	13,840,991	198,720	5.76	12,668,674	161,717	5.13
Cash and due from banks	301,484			298,440
Bank premises and equipment, net	144,347			141,757
Other assets	1,099,607			988,430
Less: allowance for loan losses	(152,858)			(158,116)
Total assets	$15,233,571			$13,939,185
Interest-bearing liabilities
Deposits:
Savings	$1,463,960	1,313	0.36	$1,434,288	1,043	0.29
Checking plus interest accounts	1,418,337	578	0.16	1,302,313	474	0.15
Money market	1,574,422	4,498	1.15	1,564,295	2,095	0.54
Time deposits $100,000 and over	1,618,161	11,968	2.97	1,315,119	5,941	1.82
Other time deposits	2,060,974	13,027	2.54	1,955,632	10,320	2.12
Total interest-bearing deposits	8,135,854	31,384	1.55	7,571,647	19,873	1.06
Short-term borrowings	1,021,281	5,484	2.15	910,854	1,480	0.65
Long-term debt	742,056	7,829	4.23	648,576	5,205	3.23
Total interest-bearing funds	9,899,191	44,697	1.81	9,131,077	26,558	1.17
Noninterest-bearing deposits	3,137,366			2,826,610
Other liabilities and accrued expenses	154,910			129,737
Total liabilities	13,191,467			12,087,424
Shareholders’ equity	2,042,104			1,851,761
Total liabilities & shareholders’ equity	$15,233,571			$13,939,185
Net interest rate spread		$154,023	3.95%		$135,159	3.96%
Effect of noninterest-bearing funds			0.51			0.33
Net interest margin on earning assets			4.46%			4.29%
Tax-equivalent adjustment included in:
Loan income		$1,136			$1,133
Investment securities income		520			542
Total		$1,656			$1,675

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

Rate / Volume Analysis

A rate/volume analysis, which demonstrates changes in interest income and expense for significant assets and liabilities, appears below.

	For the 6 months ended June 30, 2005 vs. 2004			For the 3 months ended June 30, 2005 vs. 2004
	Due to variances in			Due to variances in
(Dollars in thousands)	Total	Rates	Volumes (5)	Total	Rates	Volumes (5)
Interest earned on:
Loans:
Commercial (1)	$18,965	$12,610	$6,355	$11,191	$7,754	$3,437
Commercial real estate (2)	20,839	7,708	13,131	12,961	4,927	8,034
Construction (3)	15,780	6,974	8,806	9,538	3,986	5,552
Residential real estate	3,124	(981)	4,105	1,815	(179)	1,994
Consumer	2,371	525	1,846	2,204	348	1,856
Taxable securities (4)	(2,660)	(1,383)	(1,277)	(561)	(272)	(289)
Tax-exempt securities (4)	(312)	179	(491)	(53)	84	(137)
Federal funds sold, et al	146	908	(762)	(92)	492	(584)
Interest-bearing deposits in other banks	—	—	—	—	—	—
Total interest income	58,253	26,540	31,713	37,003	17,140	19,863

Interest paid on:
Savings deposits	437	337	100	270	238	32
Checking plus interest deposits	158	70	88	104	55	49
Money market accounts	3,630	3,718	(88)	2,403	2,342	61
Time deposit $100,000 and over	8,995	5,923	3,072	6,027	3,728	2,299
Other time deposits	2,829	2,693	136	2,707	1,991	716
Short-term borrowings	6,626	5,730	896	4,004	3,370	634
Long-term debt	4,184	2,842	1,342	2,624	1,606	1,018
Total interest expense	26,859	21,313	5,546	18,139	13,330	4,809
Net interest earned	$31,394	$5,227	$26,167	$18,864	$3,810	$15,054

(1)          Interest year-to-date tax-equivalent adjustment of $1.5 million and $1.6 million for 2005 and 2004, respectively, and quarter-to-date tax-equivalent adjustment of $0.8 million for both 2005 and 2004, are included in the commercial loan rate variances.

(2)          Interest year-to-date tax-equivalent adjustment of $0.3 million for both 2005 and 2004, and quarter-to-date tax-equivalent adjustment of $0.1 million and $0.2 million for 2005 and 2004, respectively, are included in the commercial real estate loan rate variances.

(3)          Interest year-to-date tax-equivalent adjustment of $0.4 million and $0.5 million for 2005 and 2004, respectively, and quarter-to-date tax-equivalent adjustment of $0.2 million for both 2005 and 2004, are included in the construction loan rate variances.

(4)          Interest year-to-date tax-equivalent adjustment of $1.0 million and $1.1 million for 2005 and 2004, respectively, and quarter-to-date tax-equivalent adjustment of $0.5 million for 2005 and 2004, are included in the investment securities rate variances.

(5)          Changes attributable to mix (rate and volume) are included in volume variance.

Net Interest Income and Net Interest Margin

In the second quarter of 2005 net interest income, on a tax-equivalent basis, was $154.0 million, compared with $135.2 million in the second quarter of 2004. This represents an $18.9 million (14.0%) increase from 2004. The increase was due primarily to strong loan growth and a higher net interest margin. Net interest income is affected by both changes in the amount and composition of interest-earning assets and interest-bearing liabilities and by changes in the level of interest rates.

The net interest margin increased to 4.46% in the second quarter of 2005 from 4.29% in the second quarter of 2004.  The increase was attributable to the benefit derived from the investment of noninterest-bearing funds. This benefit increased 18 basis points for the three months ended June 30, 2005 from the same period of 2004 to 51 basis points due primarily to a $310.8 million increase in noninterest-bearing deposits and the rising rate environment. The net interest spread decreased 1 basis point due to the average cost of interest-bearing liabilities increasing slightly more than earning assets yields due to a decline in the yield on the securities portfolio. The net interest margin increased 2 basis points from the first quarter of 2005.

Average earning assets for the three months ended June 30, 2005 increased $1.2 billion, or 9.3%, from the same period in 2004. The increase in average earning assets was primarily driven by increases in average loans partially offset by a slight decline in investment securities. Loans averaged $10.9 billion in the second quarter of 2005, compared with $9.6 billion in the second quarter of 2004, an increase of 13.3% of which CBNV contributed 3.3% on $319.1 million of average acquired loans. During the second quarter of 2005, total average loan growth was driven by growth in commercial real estate of $484.5 million (16.8%), construction loan growth of $329.3 million (29.6%), commercial loan growth of $207.0 million (7.6%), residential mortgage loan growth of $132.7 million (9.2%) and consumer loan growth of $121.9 million (8.3%.)

Average investment securities for the second quarter of 2005 declined by $48.5 million, or 1.6%, from the same period of 2004, reflecting the reinvestment of proceeds from security maturities into the funding of loan growth. Bankshares utilizes the investment portfolio as part of its overall asset/liability management practices to minimize structural interest rate and market valuation risks associated with changes in interest rates. In connection with changing interest rates and its risk management activities, Bankshares made the decision to adjust the composition of the investment portfolio to include a greater proportion of short-term mortgage-backed securities, agency and asset-backed securities and a lesser proportion of U.S. Treasury securities. As a result, U.S. Treasury securities declined $261.5 million (34.5%), while agency securities increased $99.9 million (12.7%) and mortgage-backed securities increased $110.5 million (8.8%). Refer to the “Interest Rate Risk” section for further information on the sensitivity of net interest income to changes in interest rates.

Average core deposits (total deposits less certificates of deposit of $100,000 and over) are an important contributor to growth in net interest income and in the net interest margin. This low-cost stable funding source increased 6.3% from a year ago with the CBNV acquisition contributing 2.5% of that growth on $227.6 million in average acquired core deposits. Average core deposits were $9.7 billion and $9.1 billion for the three months ended June 30, 2005 and 2004, respectively. Average noninterest-bearing checking accounts for the second quarter of 2005 were higher by $310.8 million (11.0%), compared with the same period of 2004. Total average interest-bearing deposits increased by $564.2 million (7.5%) for the second quarter of 2005 compared with the same period of 2004. The year-over-year increase in average interest-bearing deposits included increases in checking plus interest accounts of $116.0 million (8.9%), savings accounts of $29.7 million (2.1%), time deposits greater than $100,000 of $303.0 million (23.0%), other time deposits of $105.3 million (5.3%) and money market accounts of $10.1 million (.6%).

Based on current market conditions, with an anticipation of a continued measured increase in the overall rate environment, management expects the net interest margin to continue to expand modestly, as pricing pressure on interest-bearing liabilities will partially offset the improvement in earning asset yields and the value of noninterest-bearing funds.

Net interest income for the first six months of 2005 increased to $295.5 million or 12.0% over the $263.9 million for the first six months of last year due principally to 11.9% growth in average loans offset by a 2.6% decline in average securities. The net interest margin increased from 4.29% to 4.45%. The increase in the net interest margin was largely attributable to the benefit derived from the investment of noninterest-bearing funds.  This benefit grew from 33 basis points in 2004 to 48 basis points in 2005.

Noninterest Income

	For the 6 months ended June 30,		% Change	For the 3 months ended June 30,		% Change
(Dollars in thousands)	2005	2004	2005/2004	2005	2004	2005/2004
Investment and wealth management	$47,837	$44,919	6.5%	$23,780	$22,936	3.7%
Service charges on deposit accounts	21,514	21,673	(0.7)	11,088	10,981	1.0
Mortgage banking related fees:
Commercial	3,930	3,483	12.8	2,092	1,563	33.8
Residential	1,248	1,750	(28.7)	803	730	10.0
Total mortgage banking related fees	5,178	5,233	(1.1)	2,895	2,293	26.3
Net investment securities gains / (losses)	513	535	(4.1)	99	590	(83.2)
Nonmarketable investments
Private equity and other investments	7,030	762	822.6	4,569	373	1,124.9
Hedge funds	719	2,313	(68.9)	(1,245)	(708)	(75.8)
Bank-owned life insurance	1,744	1,579	10.4	898	785	14.4
Total nonmarketable investments	9,493	4,654	104.0	4,222	450	838.2
Other income:
Electronic banking fees	11,127	10,425	6.7	5,954	6,008	(0.9)
Charges and fees on loans	5,815	5,293	9.9	3,020	2,835	6.5
Insurance	8,098	7,095	14.1	3,558	3,267	8.9
All other income	8,360	4,453	87.7	5,450	1,766	208.6
Total other income	33,400	27,266	22.5	17,982	13,876	29.6
Total	$117,935	$104,280	13.1	$60,066	$51,126	17.5

Noninterest income for the quarter ended June 30, 2005 increased by $8.9 million, or 17.5%, to $60.1 million compared with $51.1 million for the same period in 2004.  Noninterest income increased 3.8% from the first quarter of 2005. The table above shows the major components of noninterest income.

Investment and wealth management revenue, representing the largest source of noninterest income, increased $0.8 million, or 3.7%, over the second quarter of 2004. Service charges on deposit accounts increased modestly for the second quarter of 2005 compared to the second quarter of 2004.  Service charges on deposits increased $0.7 million compared with the first quarter of 2005 due to deposit growth.  Mortgage banking-related fees were $0.6 million or 26.3% higher than the second quarter of 2004 due to higher volumes in the commercial business offset partially by lower fees from the residential business due to lower profit margins.

Nonmarketable investment income represents revenues derived from investing in private equities, hedge funds-of-funds (“hedge funds”), securities acquired to meet various regulatory requirements and bank-owned life insurance (“BOLI”).  Nonmarketable investment income increased $3.8 million over the second quarter of 2004.  The increase in nonmarketable investment income was primarily due to better performance by private equity investments offset partially by decreased earnings from the hedge funds.

Other income was $18.0 million for the second quarter of 2005, a $4.1 million or 29.6% increase over the $13.9 million for the same quarter last year.  The increase was primarily due to a gain on the sale of an office building related to the consolidation of administrative offices amounting to $3.4 million.  The remaining increases in other income are due to moderate increases in insurance-related revenues and charges and fees on loans.

For the six months ended June 30, 2005, noninterest income increased by $13.7 million, or 13.1%, to $117.9 million compared with $104.3 million for the same period in 2004. This increase was largely due to a $2.9 million or 6.5% increase in investment and wealth management revenues, a $6.3 million increase in earnings from private equity investments, a $3.6 million increase in gains from the sale of branches and an office building related to consolidation, and $1.0 million from insurance related revenues partially offset by lower earnings from hedge fund investments of $1.6 million.

Noninterest Expenses

	For the 6 months ended June 30,		% Change	For the 3 months ended June 30,		% Change
(Dollars in thousands)	2005	2004	2005/2004	2005	2004	2005/2004
Salaries	$96,734	$89,477	8.1%	$50,180	$44,689	12.3%
Employee benefits	23,853	23,441	1.8	11,956	10,928	9.4
Net occupancy expense of bank premises	13,779	11,879	16.0	6,857	5,819	17.8
Furniture and equipment expenses	15,203	14,937	1.8	7,924	7,573	4.6
Communications and supplies	8,059	8,499	(5.2)	4,019	4,195	(4.2)
Other expenses:
Professional services	10,007	8,830	13.3	4,882	4,996	(2.3)
Advertising and promotional expenses	4,388	3,838	14.3	2,677	2,135	25.4
Electronic banking expense	6,418	5,159	24.4	3,177	3,006	5.7
Amortization of intangible assets	4,251	4,088	4.0	2,179	2,057	5.9
Outsourcing expense	5,073	2,686	88.9	2,383	1,227	94.2
All other expenses	16,301	13,919	17.1	7,679	6,742	13.9
Total other expenses	46,438	38,520	20.6	22,977	20,163	14.0
Total	$204,066	$186,753	9.3	$103,913	$93,367	11.3

Noninterest expenses for the three months ended June 30, 2005 increased by $10.5 million, or 11.3%, to $103.9 million compared with $93.4 million for the three months ended June 30, 2004.  The table above shows the major components of noninterest expenses. This increase was due, in part, to the acquisition of CBNV.  CBNV added $2.3 million to noninterest expenses for the second quarter of 2005 of which $1.1 million was salary-related.

The efficiency ratio, a key measure of expense management, decreased in the second quarter of 2005 compared with the same quarter of 2004. The efficiency ratio is computed by dividing noninterest expenses by the sum of net interest income on a tax-equivalent basis and noninterest income. Bankshares’ efficiency ratio was 48.54% for the three months ended June 30, 2005 compared with 50.12% for the three months ended June 30, 2004. On a non-GAAP basis, the cash operating efficiency ratio excludes the amortization of intangible assets associated with purchase accounting for business combinations; securities gains and losses; and other significant gains, losses or expenses (such as those associated with integrating acquired entities’ operations into Bankshares) unrelated to Bankshares’ core operations.  Bankshares’ cash operating efficiency ratio was 48.29% and 49.01% for the three months ended June 30, 2005 and 2004, respectively. For the reconciliation of GAAP to non-GAAP measures, see page 37 of this filing.

Salary expense increased $5.5 million or 12.3% from the second quarter of 2004. The acquisition of CBNV added $1.1 million to this expense category.  Salary expense also increased due to higher incentive compensation of $1.9 million related to improved performance and normal merit and staff increases of approximately $2.1 million.

Employee benefits increased $1.0 million, or 9.4%, primarily due to a reduction in the discount rate assumed in the pension expense determination, which was projected at the beginning of the year.

Net occupancy expense, which includes premises depreciation, rents, maintenance and utilities, increased $1.0 million or 17.8% over the prior year. This increase was related to the loss of outside tenant income of $1.3 million due to the sale of Bankshares’ headquarters building in December 2004.

Total other expenses were $2.8 million, 14.0% higher than last year.  This increase was largely due to $1.2 million in outsourcing fees attributable to the IWM systems and back office conversion to SunGard.  The remaining increase was due to higher accruals for external audit fees, charitable giving and state franchise taxes.

Noninterest expense for the six months ended June 30, 2005 increased to $204.1 million or 9.3% over the $186.8 million for the six months ended June 30, 2004. The increase was partially due to the acquisition of CBNV.  CBNV added $2.3 million to noninterest expenses for the six months ended June 30, 2005.

Salary expenses increased $7.3 million or 8.1%. The acquisition of CBNV added $1.1 million to this category.  In addition, higher incentive compensation accruals of $3.5 million related to better year-over-year performance and approximately $2.1 million in normal merit and staff increases caused the increase over the same period last year.

Net occupancy expense increased $1.9 million and was related to the loss of outside tenant income of $2.8 million due to the sale of Bankshares’ headquarters building in December 2004.

Other expenses were $7.9 million or 20.6% higher than the prior year. Outsourcing fees, primarily related to the IWM back office conversion to SunGard, increased $2.4 million. Additionally, there was a $1.3 million settlement, related to a previously announced litigation matter. Management does not expect to incur any further charges related to this matter. The remaining increase was attributable to a variety of other expense categories notably advertising and promotion ($0.6 million), charitable contributions ($0.7 million) and electronic banking fees ($1.3 million).

ANALYSIS OF FINANCIAL CONDITION

At June 30, 2005 compared with June 30, 2004, total assets increased 13.9% or $2.0 billion. At June 30, 2005 compared with December 31, 2004, total assets increased 11.6% or $1.7 billion.  The increase was primarily due to the acquisition of CBNV on May 18, 2005, which had total assets of approximately $888.2 million, loans of $671.0 million, investment securities $168.8 million, deposits of $626.9 million and borrowings of $193.5 million.

 A comparative schedule of average balances is included in the table on pages 20 and 21.

Securities Available-for-Sale

The securities available-for-sale portfolio includes both debt and marketable equity securities. Bankshares holds debt securities available-for-sale primarily for liquidity, interest rate risk management and yield enhancement purposes. Accordingly, this portfolio primarily includes very liquid, high quality federal agency-backed debt securities. At June 30, 2005, the portfolio totaled $3.0 billion of debt securities available-for-sale, compared with $2.9 billion at December 31, 2004. The increase in the investment portfolio was primarily due to additional investment securities from the CBNV acquisition, which at acquisition approximated $168.9 million. There were 20 securities in a continuous loss position for 12 months or more at June 30, 2005, which consisted primarily of mortgage-backed securities. Because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, no other-than-temporary impairment was recorded at June 30, 2005. There was a net unrealized loss on debt securities available-for-sale of $17.1 million and $4.1 million at June 30, 2005 and December 31, 2004, respectively.

The weighted-average expected maturity of debt securities available-for-sale was 2.1 years at June 30, 2005. Since approximately 48% of this portfolio is mortgage-backed securities, the expected remaining maturity may differ from contractual maturity because borrowers may have the right to prepay obligations before the underlying mortgages mature.  See Note No. 4 “Investment Securities” to the Financial Statements for securities available-for-sale by security type.

Loan Portfolio

Total loans at June 30, 2005 were $11.4 billion, compared with $10.2 billion at December 31, 2004, an increase of 11.1%. The increase in total loans was driven by the CBNV acquisition and strong organic growth in commercial real estate and construction lending. The CBNV acquisition added $671.3 million in additional loans and contributed approximately 6.6% of the loan growth. Construction loans totaled $1.56 billion at June 30, 2005, compared with $1.27 billion at December 31, 2004, an increase of $291.8 million ($142.0 million from CBNV) or 23.0%. Commercial real estate loans increased $462.9 million ($274.7 million from CBNV) or 14.8% from the beginning of the year. Commercial loans increased $54.0 million ($61.4 million from CBNV) or 1.9% from December 31, 2004. Residential loans increased $95.4 million ($9.8 million from CBNV) or 6.4% from the beginning of the year. Consumer loans increased $229.1 million ($183.3 million from CBNV of primarily indirect automobile loans) or 15.4% from December 31, 2004. Total loans at June 30, 2005 increased $1.6 billion or 16.4% over June 30, 2004.

The table below presents the composition of the loan portfolio at June 30, 2005, December 31, 2004 and June 30, 2004.

(Dollars in thousands)	June 30, 2005	% of Total Loans	December 31, 2004	% of Total Loans	June 30, 2004	% of Total Loans
Commercial	$2,867,315	25.2%	$2,813,325	27.5%	$2,715,173	27.8%
Commercial real estate	3,585,592	31.6	3,122,701	30.6	2,918,642	29.9
Construction	1,560,149	13.7	1,268,350	12.4	1,129,208	11.6
Residential real estate	1,581,472	13.9	1,486,106	14.5	1,468,804	15.0
Consumer	1,713,674	15.1	1,484,583	14.5	1,472,300	15.1
Lease financing	56,104	0.5	53,368	0.5	57,983	0.6
Total loans at end of period	$11,364,306	100.0	$10,228,433	100.0	$9,762,110	100.0

Deposits

Deposits, which represent Bankshares’ primary source of funds, are offered through 239 branches primarily in Maryland, Virginia, Delaware, and Washington, D.C.  At June 30, 2005, total deposits increased 11.2% or $1.2 billion compared to the year-earlier period of which the CBNV acquisition contributed 5.9% based on $626.9 million in acquired deposits. Organic growth in deposits was in core deposits from customers in the local markets. The affiliate banking model positions Bankshares to compete not only with the large national and regional banking companies in the gathering of these funds, but also with local community banks. Based on historical experience, Bankshares expects to retain these deposits in a rising interest rate environment although pricing pressure is expected to intensify.

The table below presents the composition of deposits at June 30, 2005, December 31, 2004 and June 30, 2004.

				% change
	June 30,	December 31,	June 30,	June 30 2005 /	June 30 2005 /
(Dollars in thousands)	2005	2004	2004	December 31, 2004	June 30, 2004
Noninterest bearing deposits	$3,293,344	$3,049,031	$3,043,242	8.0%	8.2%
Savings	1,447,105	1,449,313	1,455,418	(0.2)	(0.6)
Checking plus interest	1,482,850	1,377,981	1,312,978	7.6	12.9
Money market	1,673,044	1,588,445	1,618,411	5.3	3.4
Time deposits $100,000 and over	1,683,378	1,393,907	1,285,091	20.8	31.0
Other time deposits	2,251,030	1,940,522	1,928,554	16.0	16.7
Total deposits at end of period	$11,830,751	$10,799,199	$10,643,694	9.6	11.2

Total deposits at June 30, 2005, were $11.8 billion, an increase of $1.0 billion, or 9.6%, over December 31, 2004. The increase in total deposits was primarily the result of the $641.4 million of acquired deposits from the CBNV acquisition with the main account concentration being in time certificates of deposit.  Non-interest bearing checking accounts grew to $3.3 billion at June 30, 2005, an increase of $244.3 million, or 8.0%, of which CBNV contributed $127.9 million.  Interest-bearing deposits, which represent approximately 72% of total deposits were $8.5 billion at June 30, 2005, compared to $7.8 billion at December 31, 2004, an increase of $787.2 million, or 10.2%.  Checking plus interest accounts increased $104.9 million, or 7.6%, of which CBNV contributed $27.9 million.  Savings accounts declined by $2.2 million, or 0.2%, as the $12.3 million in additional savings accounts from CBNV were offset by a $14.5 million decline in existing deposits as customers seek the higher rates offered by premium money market accounts and certificate of deposit accounts.  Money market accounts increased $84.6 million (5.3%) of which CBNV contributed $57.9 million.  Time deposits greater than $100,000 increased by $289.5 million, or 20.8%, of which CBNV contributed $146.3 million.  Other time deposits increased by $310.5 million, or 16.0%, primarily from the $269.1 million acquired from CBNV.

Borrowings

Bankshares utilizes both short-term and long-term borrowings to fund growth of earning assets in excess of deposit growth. Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, were $1.19 billion at June 30, 2005, compared with $887.9 million at December 31, 2004.  Short-term funding is managed to levels deemed appropriate given alternative funding sources.  The increase of $304.9 million, or 34.3%, in short-term borrowings reflected an increase in customer securities sold under agreements to repurchase as well as increased usage of the overnight funding markets to support loan growth and fund the $82.9 million cash portion of the CBNV acquisition.  Long-term debt was $808.0 million at June 30, 2005, an increase of $117.0 million, or 16.9%, compared with $691.0 million at December 31, 2004.  The increase in long-term debt was primarily the result of $116.2 million of additional FHLB advances and subordinated debt assumed in the CBNV acquisition.

Capital

Shareholders’ equity at June 30, 2005 was $2.1 billion an increase of $203.4 million from December 31, 2004. This increase reflected the shares issued in the CBNV acquisition that were valued at $124.3 million.  Effective at the May 2005 Board meeting, the quarterly dividend rate was increased by 8.6% to $0.38 from $0.35 per share. Bankshares has authorization enabling it to repurchase up to approximately 0.5 million additional shares.

At the Annual Shareholders’ Meeting held on May 10, 2005, Bankshares’ stockholders approved the Mercantile Bankshares Corporation Stock Retainer and Deferred Compensation Plan for Non-Employee Directors (the “Plan”). The Plan provides for an annual stock retainer of 500 shares of Bankshares common stock to each non-employee director of Bankshares. The Plan permits non-employee directors of Bankshares and its affiliates to elect to defer voluntarily their annual stock and cash retainers and some or all of their fees. The initial annual stock retainer under the Plan was paid on June 1, 2005 to non-employee directors. See Current Report on Form 8-K filed with the SEC on May 16, 2005 for more details on the Plan.

RISK MANAGEMENT

Credit Risk Analysis

Bankshares’ loans and commitments are substantially to borrowers located within our immediate region. Bankshares has set an internal limit for each affiliate bank, that is well below the regulatory limit, on the maximum amount of credit that may be extended to a single borrower. For more information on credit risk see “Risk Management – Credit Risk Analysis” in the Mercantile Bankshares Corporation’s 2004 Annual Report on Form 10-K.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, renegotiated loans and other real estate owned (i.e., real estate acquired in foreclosure or in lieu of foreclosure).  With respect to nonaccrual loans, Bankshares’ policy is that, regardless of the value of the underlying collateral and/or guarantees, no interest is accrued on the entire balance once either principal or interest payments on any loan become 90 days past due at the end of a calendar quarter.  All accrued and uncollected interest on such loans is eliminated from the income statement and is recognized only as collected.  If a loan is impaired and has a specific loss allocation based on an analysis under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan – An Amendment of FASB Statements No. 5 and 15,” all payments are then applied against the loan’s principal.  A loan may be put on nonaccrual status sooner than this standard if, in management’s judgment, such action is warranted.

During the six months ended June 30, 2005, nonperforming assets decreased $3.4 million to $27.7 million from $31.1 million at December 31, 2004.  Nonaccrual loans were $26.9 million at June 30, 2005 and other real estate owned, the other component of nonperforming assets, was $0.8 million.  Nonperforming assets as a percent of period-end loans and other real estate owned were 0.24% at June 30, 2005 and 0.30% at December 31, 2004, respectively.  The decrease in nonperforming loans was due primarily to improvement in credit quality at the lead bank, MSD&T.

At June 30, 2005 and December 31, 2004, monitored loans, or loans with characteristics suggesting that they could be classified as nonperforming in the near future, were $0.5 million and $6.4 million, respectively.  Contributing to this decrease was the elimination of the one remaining loan secured by a commercial aircraft. The amount of loans past due 30-89 days decreased from $51.5 million at December 31, 2004 to $43.7 million at June 30, 2005.  At the acquisition date, Bankshares determined that two loans at CBNV came under the scope of SOP 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.”  These loans have a $4.9 million contractual balance and a $3.5 million carrying value at June 30, 2005.  The accretable yield on these loans at that date was $63 thousand.   For additional information on these loans see Note No.5 “Impaired Loans”

The table below presents a comparison of nonperforming assets at June 30, 2005, December 31, 2004 and June 30, 2004.

(Dollars in thousands)	June 30, 2005	December 31, 2004	June 30, 2004
Nonaccrual loans (1)
Commercial	$21,770	$25,030	$34,002
Commercial real estate	2,848	1,959	2,197
Construction	378	9	155
Residential real estate	1,238	2,748	2,518
Consumer	465	672	346
Lease financing	210	480	670
Total	26,909	30,898	39,888
Renegotiated loans (1)	—	—	—
Loans contractually past due 90 days or more and still accruing interest	—	—	—
Total nonperforming loans	26,909	30,898	39,888
Other real estate owned	777	212	402
Total nonperforming assets	$27,686	$31,110	$40,290
Nonperforming loans as a percent of period-end loans	0.24%	0.30%	0.41%
Nonperforming assets as a percent of period-end loans and other real estate owned	0.24%	0.30%	0.41%

(1)          Aggregate gross interest income of $1.2 million, $2.5 million and $1.4 million for the first half of 2005, the year 2004 and the first half of 2004, respectively, on nonaccrual and renegotiated loans, would have been recorded if these loans had been accruing on their original terms throughout the period or since origination if held for part of the period.  The amount of interest income on the nonaccrual and renegotiated loans that was recorded totaled $0.3 million, $0.8 million and $0.5 million for the first six months of 2005, the year 2004 and the first six months of 2004, respectively.

Allowance and Provision for Loan Losses

Each Bankshares affiliate is required to maintain an allowance for loan losses adequate to absorb losses inherent in the loan portfolio. Each affiliate’s reserve is dedicated to that affiliate only and is not available to absorb losses from another affiliate.   Management at each affiliate, along with Bankshares’ management, conducts a regular review to assure that adequacy.  On a periodic basis, significant credit exposures, nonperforming loans, impaired loans, historical losses by loan type and various statistical measurements of asset quality are examined to assure the adequacy of the allowance for loan losses. Management believes that the allowance for loan losses is adequate to absorb losses inherent in the portfolio.

The allowance for loan losses has been established through provisions for loan losses charged against income. Loans deemed uncollectible are charged against the allowance for loan losses and any subsequent recoveries are credited to the allowance.  Intensive collection efforts continue after charge-off in order to maximize recovery amounts.  No provision for possible loan losses was taken for the quarter ended June 30, 2005 as recoveries exceeded charge-offs. This compares with provisions of $0.8 million and $2.4 million for the quarters ended March 31, 2005 and June 30, 2004, respectively. The decline in the provision reflects a continued improvement in the economy and improved credit quality within Bankshares’ Affiliate Banks. Net recoveries were $1.0 million for the second quarter of 2005, compared with net charge-offs of $0.7 million and $0.6 million for the first quarter of 2005 and the second quarter of 2004, respectively. The allowance for loan losses increased between December 31, 2004 and June 30, 2005 primarily as a result of the acquired allowance of CBNV, which after the application of SOP 03-3, was approximately $7.1 million. The allowance for loan losses as a percent of period-end loans decreased to 1.38% at June 30, 2005 from 1.46% at December 31, 2004 and 1.62% at June 30, 2004. The reduction in the allowance as a percent of total loans is attributable to improved credit quality as well as the acquired loan portfolio which resulted in a lower required allowance as a percent of loans.

The following table presents a summary of the activity in the Allowance for Loan Losses.

	For the 6 months ended June 30,		For the 3 months ended June 30,
(Dollars in thousands)	2005	2004	2005	2004
Allowance balance - beginning	$149,002	$155,337	$149,017	$156,635
Allowance of acquired bank	7,086		7,086
Charge-offs:
Commercial	(1,682)	(945)	(383)	(255)
Commercial real estate	(32)	(28)	—	—
Construction	—	—	—	—
Residential real estate	(14)	(129)	(3)	(28)
Consumer	(1,387)	(2,377)	(787)	(1,260)
Lease financing	—	—	—	—
Total	(3,115)	(3,479)	(1,173)	(1,543)
Recoveries:
Commercial	934	337	465	237
Commercial real estate	124	26	118	8
Construction	1	4	1	—
Residential real estate	65	191	30	139
Consumer	1,602	1,236	1,037	602
Lease financing	646	—	520	—
Total	3,372	1,794	2,171	986
Net (charge-offs) / recoveries	257	(1,685)	998	(557)
Provision for loan losses	756	4,779	—	2,353
Allowance balance - ending	$157,101	$158,431	$157,101	$158,431
Average loans	$10,608,428	$9,481,159	$10,899,263	$9,623,884
Percent of net charge-offs (annualized) to average loans	—%	0.04%	(0.04)%	0.02%
Period-end loans	$11,364,306	$9,762,110
Percent of allowance for loan losses to period-end loans	1.38%	1.62%

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

EARNINGS SIMULATION MODEL PROJECTIONS

Bankshares assesses interest rate risk by comparing projected net interest income in the current rate environment with various interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of the change and the projected shape of the yield curve.  This analysis incorporates substantially all of Bankshares’ assets and liabilities and off-balance sheet instruments, however it does not include CBNV loans and deposits as of June 30, 2005.  The inclusion of CBNV balance sheet is not anticipated to have a material effect on Bankshares’ interest rate risk position Through these simulations, management estimates the impact on net interest income of a 200 basis point upward and 100 basis point downward change in interest rates. The following table summarizes the effect a positive 100 and 200 basis point parallel change and a negative 100 basis point parallel change in interest rates would have on Bankshares’ net interest income over the next 12 months.

	Calculated increase / (decrease) in
	projected net interest income
Change in interest rates	June 30,	December 31,
(basis points)	2005	2004
+200	4.5%	5.5%
+100	2.2%	2.8%
-100	(2.4)%	(2.9)%

At June 30, 2005, Bankshares’ interest sensitivity position remained asset sensitive.  Based on its most recent simulation model, Bankshares’ net interest income would increase by $13.6 million or 2.2% and $27.5 million or 4.5% if interest rates were to move up gradually over the next six months by 100 basis points or 200 basis points, respectively.  A downward movement of 100 basis points would reduce net interest income by $14.5 million or 2.4%.  Bankshares manages the interest rate risk profile within policy limits.  Given the low level of interest rates, Bankshares’ Asset/Liability Management Committee “ALCO” has measured the risk for decrease in interest rat at 100 basis points.  At June 30, 2005, and December 31, 2004, Bankshares was within its policy guidelines.  In response to action by the Federal Reserve to increase short-term interest rates, Bankshares’ prime interest rate continues to rise.  Bankshares has approximately $4.6 billion in loans that will reprice within the next quarter.  The effects of a rising rate environment on interest expense are less predictable due to customer behavior that shifts the mix of deposit products.  Approximately $1.6 billion in short and long-term debt will also be subject to rate increases within the next quarter.  As rates continue to rise, management expects, based on Bankshares’ interest sensitivity position, that the net interest margin and net interest income will expand modestly.

Bankshares also utilizes interest rate derivatives to hedge interest rate risk exposures. The credit risk amount and estimated net fair values of these derivatives as of June 30, 2005 and December 31, 2004 are presented in Note No. 11 (Derivative Instruments and Hedging Activities) to the Financial Statements. Derivatives are used for asset/liability management in three ways:

•                  To convert long-term fixed-rate debt to floating-rate payments by entering into receive-fixed swaps at issuance;

•                  To convert the cash flows from selected asset and/or liability instruments/portfolios from fixed to floating payments or vice versa; and

•                  To hedge the mortgage origination pipeline by utilizing forward rate commitments for loans held-for-sale.

MARKET VALUE OF EQUITY MODELING

Bankshares also utilizes the market value of equity as a measurement tool in managing interest rate sensitivity.  The market value of equity measures the degree to which the market values of Bankshares’ assets and liabilities and off-balance sheet instruments will change given a change in interest rates.  ALCO guidelines limit the change in market value of equity in a 200 basis point parallel rate shock to 25% of the market value of equity assuming interest rates at June 30, 2005.  The up 200 basis point scenario resulted in a 2.7% increase at June 30, 2005 and a 2.2% increase at December 31, 2004.  The down 200 basis point scenario resulted in an 8.3% decrease at June 30, 2005 and an 8.6% decrease at December 31, 2004.  At June 30, 2005 and December 31, 2004, Bankshares was within its policy guidelines.

The valuation analysis is dependent upon certain key assumptions about the nature of indeterminate maturities of assets and liabilities. Management estimates the average life and rate characteristics of asset and liability accounts based on historical analysis and management’s expectation of rate behavior.  These assumptions are periodically validated and updated.

Market Risk – Trading Activities

Bankshares provides capital market products to its customers. From a market risk perspective, Bankshares’ net income is exposed to changes in interest rates, credit spreads, and equities and their implied volatilities.  The primary purpose of Bankshares’ trading business is to accommodate customers in the management of their market price risks.  Derivative transactions executed with customers are simultaneously hedged in the capital markets. All derivatives transacted with customers used to hedge capital market transactions with customers are carried at fair value.  The ALCO establishes and monitors counterparty risk limits.  The notional amount, exposure amount and estimated net fair value of all customer accommodation derivatives at June 30, 2005 are included in Note No. 11 (Derivative Instruments and Hedging Activities) to the Financial Statements.

Market Risk – Equity Markets

Bankshares is directly and indirectly affected by changes in the equity markets.  Bankshares has made investments in private equities. These investments are made within capital allocations approved by management.  Management reviews these investments at least quarterly and assesses them for possible other-than-temporary impairment.  Private equity investments totaled $29.4 million at June 30, 2005 and $21.3 million at June 30, 2004.

Changes in equity market prices may also indirectly affect Bankshares’ net income:   (1) by affecting the value of third party assets under management or administration within IWM and, hence, fee income; (2) by affecting particular borrowers, whose ability to repay principal and/or interest may be affected by the stock market; or (3) by affecting brokerage activity, related commission income and other business activities.

Liquidity Risk

Liquidity risk is the possibility that Bankshares will not be able to fund present and future financial obligations.  The objective of liquidity management is to maintain the ability to meet commitments to fund loans, purchase securities and repay deposits and other liabilities in accordance with their terms.  To achieve this objective, the ALCO establishes and monitors liquidity guidelines that require sufficient asset-based liquidity to cover potential funding requirements and to avoid over-reliance on volatile, less reliable funding markets.  Debt securities in the available-for-sale portfolio provide liquidity, in addition to the immediately liquid resources of cash and due from banks and federal funds sold and securities purchased under resale agreements.  By limiting the maturity of securities and maintaining a conservative investment posture, management can rely on the investment portfolio to help meet any short-term funding needs. U.S. Treasury and agency securities, which provide the greatest liquidity, averaged $1.4 billion for both the second quarter of 2005 and the first quarter of 2005, a 3.1% decrease for this period and a 10.5% decrease from the average of $1.5 billion for the second quarter of 2004.

Core customer deposits have historically provided a sizable source of relatively stable and low-cost funds.  For the three months ended June 30, 2005, core deposits (total deposits less certificates of deposit of $100,000 and over) averaged $9.7 billion compared with $9.3 billion for the first quarter of 2005 and $9.1 billion for the second quarter of 2004.  Although not viewed as core deposits, a substantial portion of short-term borrowings comprised of securities sold under agreements to repurchase and commercial paper originate from core deposit relationships tied to the overnight cash management program offered to customers.  Long-term debt and short-term borrowings funded the remaining assets.

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

Liquidity is also available through Bankshares’ ability to raise funds in the capital markets.  Bankshares accesses capital markets for long-term funding by issuing registered debt and private placements.  As of June 2005, Moody’s Investors Service published their Mercantile Bankshares Corporation’s commercial paper rating of “P-1” and the Corporation’s subordinated debt rating of “A2.”  Also in June 2005, Standard & Poor’s Ratings Service published their Bankshares’ rating of “A+/Stable/A-1” and counterparty rating of “A+/Stable/A-1.”  Rating agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, quality of the management team, business mix and level and quality of earnings.  For additional information see “Risk Management – Liquidity Risk” in the Mercantile Bankshares Corporation’s 2004 Annual Report on Form 10-K.

Contractual Obligations and Commitments

In the normal course of business, Bankshares enters into certain contractual obligations and other commitments. Such obligations generally relate to funding operations through debt arrangements as well as leases of premises and equipment.  As a financial services provider, Bankshares routinely enters into commitments to extend credit, including loan commitments, standby letters of credit and financial guarantees. For a discussion of these commitments see Note No. 6 “Commitments” above. For a discussion of contractual commitments see “Off-Balance Sheet Arrangements and Contractual Obligations” in the Mercantile Bankshares Corporation’s 2004 Annual Report on Form 10-K.  Items disclosed in the Annual Report on Form 10-K have not changed materially since the report was filed.

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

Supplemental Information by Quarter

Select Financial Data

(in thousands, except per share data)

						2Q 05	2Q 05
						vs	vs
	2Q 05	1Q 05	4Q 04	3Q 04	2Q 04	1Q 05	2Q 04
OPERATING RESULTS
Net interest income (1)	$152,367	$143,083	$143,710	$138,182	$133,484	6.5%	14.1%
Net interest income - taxable equivalent (1)	154,023	144,660	145,370	139,866	135,159	6.5	14.0
Provision for loan losses	—	756	—	2,442	2,353	(100.0)	(100.0)
Net income	67,873	62,627	60,612	56,785	56,313	8.4	20.5
PER COMMON SHARE DATA
Basic net income	$.84	$.79	$.77	$.72	$.71	6.3%	18.3%
Diluted net income	.84	.78	.76	.71	.71	7.7	18.3
Dividends paid	.38	.35	.35	.35	.35	8.6	8.6
Book value at period end	25.87	24.39	24.18	23.85	23.28	6.1	11.1
Market value at period end	51.53	50.86	52.20	47.96	46.82	1.3	10.1
Market range:
High	52.80	52.35	53.09	49.34	47.93	0.9	10.2
Low	48.58	48.40	47.07	44.18	40.31	0.4	20.5
AVERAGE BALANCE SHEET DATA
Total loans	$10,899,263	$10,314,361	$10,084,344	$9,825,793	$9,623,884	5.7%	13.3%
Total earning assets	13,840,991	13,221,167	13,056,972	12,831,612	12,668,674	4.7	9.3
Total assets	15,233,571	14,508,344	14,310,894	14,099,488	13,939,185	5.0	9.3
Total deposits	11,273,220	10,718,734	10,675,933	10,507,716	10,398,257	5.2	8.4
Shareholders’ equity	2,042,104	1,950,276	1,911,151	1,877,844	1,851,761	4.7	10.3
STATISTICS AND RATIOS (Net income annualized)
Return on average assets	1.79%	1.75%	1.68%	1.60%	1.62%
Return on average equity (2)	13.33	13.02	12.62	12.03	12.23
Return on average tangible equity (2)	19.64	18.57	18.16	17.63	18.14
Average equity to average assets (2)	13.41	13.44	13.35	13.32	13.28
Average tangible equity to average tangible assets (2)	9.67	10.00	9.84	9.67	9.55
Net interest rate spread - taxable equivalent	3.95	3.99	4.02	3.99	3.96
Net interest margin on earning assets - taxable equivalent	4.46	4.44	4.43	4.34	4.29
Efficiency ratio (1),(3)	48.54	49.45	52.70	51.20	50.12
Operating efficiency ratio (1),(3)	48.29	48.68	51.20	48.96	49.01
Dividend payout ratio	45.24	44.30	45.45	48.61	49.30

Bank offices	239	225	226	229	229	14	10
Employees	3,630	3,423	3,479	3,418	3,508	207	122
CREDIT QUALITY DATA AT PERIOD END
Net charge-offs / (recoveries)	$(998)	$741	$12,439	$(568)	$557	(234.7)%	(279.2)%
Nonaccrual loans	26,909	31,234	30,898	38,902	39,888	(13.8)	(32.5)
Restructured loans	—	—	—	—	—	—	—
Total nonperforming loans	26,909	31,234	30,898	38,902	39,888	(13.8)	(32.5)
Other real estate owned, net	777	145	212	388	402	435.9	93.3
Total nonperforming assets	27,686	31,379	31,110	39,290	40,290	(11.8)	(31.3)
CREDIT QUALITY RATIOS
Provision for loan losses (annualized) as a percent of period-end loans	—%	.03%	—%	.10%	.10%
Net charge-offs / (recoveries) - annualized as a percent of period-end loans	(.04)	.03	.48	(.02)	.02
Nonperforming loans as a percent of period-end loans	.24	.30	.30	.39	.41
Allowance for loan losses as a percent of period-end loans	1.38	1.43	1.46	1.61	1.62
Allowance for loan losses as a percent of nonperforming loans	583.82	477.10	482.24	414.99	397.19
Other real estate owned as a percent of period-end loans and other real estate owned	.01	—	—	—	—
Nonperforming assets as a percent of period-end loans and other real estate owned	.24	.30	.30	.39	.41
Nonperforming assets as a percent of total assets	.17	.21	.22	.27	.29

(1),(2),(3)  See Reconciliation of Non-GAAP measures on page 37 for additional information.

Statements of Consolidated Income

(in thousands, except per share data)

						2Q 05	2Q 05
						vs	vs
	2Q 05	1Q 05	4Q 04	3Q 04	2Q 04	1Q 05	2Q 04
INTEREST INCOME
Interest and fees on loans	$169,877	$152,544	$147,114	$138,117	$132,171	11.4%	28.5%
Interest and dividends on investment securities:
Taxable interest income	25,374	24,992	25,809	26,048	26,165	1.5	(3.0)
Tax-exempt interest income	788	721	766	803	820	9.3	(3.9)
Other investment income	583	644	1,157	472	352	(9.5)	65.6
	26,745	26,357	27,732	27,323	27,337	1.5	(2.2)
Other interest income	442	344	414	449	534	28.5	(17.2)
Total interest income	197,064	179,245	175,260	165,889	160,042	9.9	23.1
INTEREST EXPENSE
Interest on deposits	31,384	25,305	22,621	20,142	19,873	24.0	57.9
Interest on short-term borrowings	5,484	4,042	2,955	1,990	1,480	35.7	270.5
Interest on long-term debt	7,829	6,815	5,974	5,575	5,205	14.9	50.4
Total interest expense	44,697	36,162	31,550	27,707	26,558	23.6	68.3

NET INTEREST INCOME	152,367	143,083	143,710	138,182	133,484	6.5	14.1
Provision for loan losses	—	756	—	2,442	2,353	(100.0)	(100.0)
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	152,367	142,327	143,710	135,740	131,131	7.1	16.2
NONINTEREST INCOME
Investment and wealth management	23,780	24,057	22,735	22,396	22,936	(1.2)	3.7
Service charges on deposit accounts	11,088	10,426	11,312	11,278	10,981	6.3	1.0
Mortgage banking related fees	2,895	2,283	3,199	3,063	2,293	26.8	26.3
Investment securities gains and (losses)	99	414	705	(1)	590	(76.1)	(83.2)
Nonmarketable investments	4,222	5,271	4,001	2,767	450	(19.9)	838.2
Other income	17,982	15,418	13,776	14,418	13,876	16.6	29.6
Total noninterest income	60,066	57,869	55,728	53,921	51,126	3.8	17.5
NONINTEREST EXPENSES
Salaries	50,180	46,554	49,448	48,696	44,689	7.8	12.3
Employee benefits	11,956	11,897	10,678	10,557	10,928	0.5	9.4
Net occupancy expense of bank premises	6,857	6,922	6,300	6,128	5,819	(0.9)	17.8
Furniture and equipment expenses	7,924	7,279	8,566	7,936	7,573	8.9	4.6
Communications and supplies	4,019	4,040	4,294	4,111	4,195	(0.5)	(4.2)
Other expenses	22,977	23,461	26,702	21,789	20,163	(2.1)	14.0
Total noninterest expenses	103,913	100,153	105,988	99,217	93,367	3.8	11.3
Income before income taxes	108,520	100,043	93,450	90,444	88,890	8.5	22.1
Applicable income taxes	40,647	37,416	32,838	33,659	32,577	8.6	24.8
NET INCOME	$67,873	$62,627	$60,612	$56,785	$56,313	8.4	20.5

Weighted average shares outstanding	80,514	79,228	79,075	78,965	79,119	1.6	1.8
Adjusted weighted average shares outstanding	81,161	79,875	79,800	79,611	79,751	1.6	1.8
NET INCOME PER COMMON SHARE:
Basic	$.84	$.79	$.77	$.72	$.71	6.3	18.3
Diluted	$.84	$.78	$.76	$.71	$.71	7.7	18.3

Statements of Consolidated Noninterest Income and Noninterest Expenses

(in thousands)

						2Q 05	2Q 05
						vs	vs
Noninterest Income	2Q 05	1Q 05	4Q 04	3Q 04	2Q 04	1Q 05	2Q 04
Investment and wealth management	$23,780	$24,057	$22,735	$22,396	$22,936	(1.2)%	3.7%
Service charges on deposit accounts	11,088	10,426	11,312	11,278	10,981	6.3	1.0
Mortgage banking related fees:
Commercial	2,092	1,837	2,600	2,395	1,563	13.9	33.8
Residential	803	446	599	668	730	80.0	10.0
Total mortgage banking related fees	2,895	2,283	3,199	3,063	2,293	26.8	26.3
Investment securities gains and (losses)	99	414	705	(1)	590	(76.1)	(83.2)
Nonmarketable investments
Private equity and other investments	4,569	2,461	179	1,628	373	85.7	1,124.9
Hedge funds	(1,245)	1,964	2,875	341	(708)	(163.4)	(75.8)
Bank-owned life insurance	898	846	947	798	785	6.1	14.4
Total nonmarketable investments	4,222	5,271	4,001	2,767	450	(19.9)	838.2
Other income:
Electronic banking fees	5,954	5,173	5,312	6,029	6,008	15.1	(0.9)
Charges and fees on loans	3,020	2,795	2,892	2,647	2,835	8.1	6.5
Insurance	3,558	4,540	3,046	3,218	3,267	(21.6)	8.9
All other income	5,450	2,910	2,526	2,524	1,766	87.3	208.6
Total other income	17,982	15,418	13,776	14,418	13,876	16.6	29.6
Total	$60,066	$57,869	$55,728	$53,921	$51,126	3.8	17.5

						2Q 05	2Q 05
						vs	vs
Noninterest Expenses	2Q 05	1Q 05	4Q 04	3Q 04	2Q 04	1Q 05	2Q 04
Salaries	$50,180	$46,554	$49,448	$48,696	$44,689	7.8%	12.3%
Employee benefits	11,956	11,897	10,678	10,557	10,928	0.5	9.4
Net occupancy expense of bank premises	6,857	6,922	6,300	6,128	5,819	(0.9)	17.8
Furniture and equipment expenses	7,924	7,279	8,566	7,936	7,573	8.9	4.6
Communications and supplies	4,019	4,040	4,294	4,111	4,195	(0.5)	(4.2)
Other expenses:
Professional services	4,882	5,125	9,315	7,157	4,996	(4.7)	(2.3)
Advertising and promotional expenses	2,677	1,711	2,833	1,747	2,135	56.5	25.4
Electronic banking expenses	3,177	3,241	3,051	3,299	3,006	(2.0)	5.7
Amortization of intangible assets	2,179	2,072	2,009	2,044	2,057	5.2	5.9
Outsourcing expenses	2,383	2,690	1,305	1,351	1,227	(11.4)	94.2
All other expenses	7,679	8,622	8,189	6,191	6,742	(10.9)	13.9
Total other expenses	22,977	23,461	26,702	21,789	20,163	(2.1)	14.0
Total	$103,913	$100,153	$105,988	$99,217	$93,367	3.8	11.3

Consolidated Average Balance Sheets

(in thousands)

											Average Balance
	2Q 05		1Q 05		4Q 04		3Q 04		2Q 04		2Q 05	2Q 05
	Average	Yield(1)	Average	Yield(1)	Average	Yield(1)	Average	Yield(1)	Average	Yield(1)	vs	vs
	Balance	/ Rate	Balance	/ Rate	Balance	/ Rate	Balance	/ Rate	Balance	/ Rate	1Q 05	2Q 04
Earning assets
Loans:
Commercial	$2,926,234	6.31%	$2,848,452	5.90%	$2,813,318	5.63%	$2,744,195	5.34%	$2,719,232	5.15%	2.7%	7.6%
Commercial real estate	3,363,924	6.51	3,133,446	6.28	3,083,266	6.09	2,969,515	5.91	2,879,434	5.82	7.4	16.8
Construction	1,442,621	6.66	1,328,633	6.24	1,215,282	5.93	1,142,921	5.49	1,113,301	5.21	8.6	29.6
Residential real estate	1,570,002	5.86	1,517,291	5.83	1,488,523	5.84	1,490,763	5.80	1,437,331	5.91	3.5	9.2
Consumer	1,596,482	5.90	1,486,539	5.84	1,483,955	5.70	1,478,399	5.60	1,474,586	5.81	7.4	8.3
Total loans	10,899,263	6.29	10,314,361	6.04	10,084,344	5.85	9,825,793	5.64	9,623,884	5.57	5.7	13.3
Federal funds sold, et al	40,904	4.33	31,854	4.37	44,113	3.72	50,035	3.57	95,504	2.24	28.4	(57.2)
Securities: (2)
Taxable securities
U.S. Treasury and gov. agencies	1,382,037	3.37	1,426,230	3.43	1,532,514	3.53	1,571,102	3.59	1,543,661	3.74	(3.1)	(10.5)
Mortgage-backed	1,365,012	4.05	1,303,700	4.02	1,243,520	3.90	1,228,539	3.84	1,254,512	3.78	4.7	8.8
Other investments	65,051	3.63	63,943	4.12	68,004	7.12	65,264	2.90	52,773	2.73	1.7	23.3
Tax-exempt securities
States and political subdivisions	88,537	5.90	80,921	5.97	84,319	5.99	90,721	5.82	98,182	5.55	9.4	(9.8)
Total securities	2,900,637	3.77	2,874,794	3.79	2,928,357	3.84	2,955,626	3.75	2,949,128	3.80	0.9	(1.6)
Interest-bearing deposits in other banks	187	1.31	158	1.47	158	1.45	158	1.08	158	1.06	18.4	18.4
Total earning assets	13,840,991	5.76	13,221,167	5.55	13,056,972	5.39	12,831,612	5.20	12,668,674	5.13	4.7	9.3
Cash and due from banks	301,484		290,911		285,742		296,203		298,440		3.6	1.0
Bank premises and equipment, net	144,347		141,426		140,556		141,536		141,757		2.1	1.8
Other assets	1,099,607		1,004,526		985,411		990,468		988,430		9.5	11.2
Less: allowance for loan losses	(152,858)		(149,686)		(157,787)		(160,331)		(158,116)		2.1	(3.3)
Total assets	$15,233,571		$14,508,344		$14,310,894		$14,099,488		$13,939,185		5.0	9.3

Interest-bearing liabilities
Deposits:
Savings	$1,463,960.36		$1,459,580.32		$1,445,223.30		$1,457,432.29		$1,434,288.29		0.3	2.1
Checking plus interest	1,418,337.16		1,350,521.15		1,326,074.15		1,291,808.15		1,302,313.15		5.0	8.9
Money market	1,574,422	1.15	1,550,919.94		1,572,997.75		1,556,212.55		1,564,295.54		1.5	0.6
Time deposits $100,000 and over	1,618,161	2.97	1,427,571	2.66	1,354,677	2.22	1,299,918	1.90	1,315,119	1.82	13.4	23.0
Other time deposits	2,060,974	2.54	1,905,548	2.28	1,882,646	2.22	1,918,216	2.12	1,955,632	2.12	8.2	5.4
Total interest-bearing deposits	8,135,854	1.55	7,694,139	1.33	7,581,617	1.19	7,523,586	1.07	7,571,647	1.06	5.7	7.5
Short-term borrowings	1,021,281	2.15	1,000,929	1.64	956,368	1.23	942,789.84		910,854.65		2.0	12.1
Long-term debt	742,056	4.23	689,372	4.01	642,675	3.70	641,264	3.46	648,576	3.23	7.6	14.4
Total interest-bearing funds	9,899,191	1.81	9,384,440	1.56	9,180,660	1.37	9,107,639	1.21	9,131,077	1.17	5.5	8.4
Noninterest-bearing deposits	3,137,366		3,024,595		3,094,316		2,984,130		2,826,610		3.7	11.0
Other liabilities and accrued expenses	154,910		149,033		124,767		129,875		129,737		3.9	19.4
Total liabilities	13,191,467		12,558,068		12,399,743		12,221,644		12,087,424		5.0	9.1
Shareholders’ equity	2,042,104		1,950,276		1,911,151		1,877,844		1,851,761		4.7	10.3
Total liabilities & shareholders’ equity	$15,233,571		$14,508,344		$14,310,894		$14,099,488		$13,939,185		5.0	9.3

Net interest rate spread		3.95%		3.99%		4.02%		3.99%		3.96%
Effect of noninterest-bearing funds		.51		.45		.41		.35		.33
Net interest margin on earning assets		4.46%		4.44%		4.43%		4.34%		4.29%

(1)          Presented on a tax-equivalent basis using the statutory federal corporate income tax rate of 35% (see reconciliation of non-GAAP measures on page 37)

(2)          Nonaccrual loans are included in average loans

(3)          Balances reported at amortized cost; excludes pretax unrealized gains (losses) on securities available-for-sale

Reconciliation of Non-GAAP Measures (unaudited)

	YTD	YTD
(in thousands, except per share data)	2005	2004	2Q 05	1Q 05	4Q 04	3Q 04	2Q 04

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

Net interest income (GAAP basis)	$295,450	$263,889	$152,367	$143,083	$143,710	$138,182	$133,484
Taxable-equivalent adjustment	3,233	3,400	1,656	1,577	1,660	1,684	1,675
Net interest income - taxable equivalent	$298,683	$267,289	$154,023	$144,660	$145,370	$139,866	$135,159

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

Return on average equity (GAAP basis)	13.18%	12.18%	13.33%	13.02%	12.62%	12.03%	12.23%
Impact of excluding average intangible assets and amortization	5.93	5.92	6.31	5.55	5.54	5.60	5.91
Return on average tangible equity	19.11%	18.10%	19.64%	18.57%	18.16%	17.63%	18.14%

Average equity to average assets (GAAP basis)	13.42%	13.42%	13.41%	13.44%	13.35%	13.32%	13.28%
Impact of excluding average intangible assets and amortization	(3.59)	(3.78)	(3.74)	(3.44)	(3.51)	(3.65)	(3.73)
Average tangible equity to average tangible assets	9.83%	9.64%	9.67%	10.00%	9.84%	9.67%	9.55%

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

(3)          The efficiency ratio is measured by dividing noninterest expenses by the sum of net interest income on a FTE basis and noninterest income.

Efficiency ratio (GAAP basis)		48.98%	50.26%	48.54%	49.45%	52.70%	51.20%	50.12%
Impact of excluding:	Securities gains and (losses)	0.06	0.07	0.02	0.10	0.18	—	0.16
	Gains on sales of premises	0.54	0.12	0.78	0.27	0.01	0.20	0.06
	Amortization of deposit intangibles	(0.68)	(0.74)	(0.69)	(0.67)	(0.68)	(0.71)	(0.73)
	Amortization of other intangibles	(0.35)	(0.36)	(0.34)	(0.35)	(0.31)	(0.35)	(0.37)
	Restructuring charges	—	(0.11)	—	—	(0.70)	(1.38)	(0.23)
	Merger-related expenses	(0.07)	(0.11)	(0.02)	(0.12)	—	—	—
Cash operating efficiency ratio		48.48%	49.13%	48.29%	48.68%	51.20%	48.96%	49.01%

(4)          Bankshares presents cash operating earnings and diluted cash operating earnings per share in order to assess the core operating results.

Net income (GAAP basis)		$130,500	$112,010	$67,873	$62,627	$60,612	$56,785	$56,313
Less:	Securities (gains) and losses, net of tax	(310)	(323)	(60)	(250)	(426)	1	(357)
	Gains on sales of premises, net of tax	(2,741)	(583)	(2,048)	(693)	(26)	(442)	(144)
Plus:	Amortization of deposit intangibles, net of tax	1,701	1,653	875	826	826	826	826
	Amortization of other intangibles, net of tax	868	819	442	426	388	409	417
	Restructuring charges, net of tax	—	251	—	—	850	1,610	251
	Merger-related expenses, net of tax	183	248	27	156	—	—	—
Cash operating earnings		$130,201	$114,075	$67,109	$63,092	$62,224	$59,189	$57,306

Diluted net income per share (GAAP basis)		$1.62	$1.40	$0.84	$0.78	$0.76	$0.71	$0.71
Less:	Securities (gains) and losses, net of tax	—	—	—	—	(0.01)	—	—
	Gains on sales of premises, net of tax	(0.03)	—	(0.03)	(0.01)	—	(0.01)	—
Plus:	Amortization of deposit intangibles, net of tax	0.02	0.02	0.01	0.01	0.01	0.01	0.01
	Amortization of other intangibles, net of tax	0.01	0.01	0.01	0.01	0.01	0.01	—
	Restructuring charges, net of tax	—	—	—	—	0.01	0.02	—
	Merger-related expenses, net of tax	—	—	—	—	—	—	—
Diluted cash operating earnings per share		1.62	1.43	$0.83	$0.79	$0.78	$0.74	$0.72

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information responsive to this item as of December 31, 2005 appears under the captions “Risk Management”, “Interest Rate Sensitivity Analysis (Static Gap)” and “Earnings Simulation Model Projections” of the registrant’s Form 10-K for the year ended December 31, 2005. There was no material change in such information as of June 30, 2005.

Item 4. Controls and Procedures

Bankshares’ management, under the supervision and with the participation of Bankshares’ principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, (as that term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended)) Based on the evaluation, the principal executive officer and principal financial officer concluded that Bankshares’ disclosure controls and procedures are effective as of the end of the period covered by this report.

There have not been any changes in Bankshares’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Securities and Exchange Act of 1934, as amended)) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, Bankshares’ internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Between 2001 and 2003, on behalf of either individual plaintiffs or a putative class of plaintiffs, eight separate actions were filed in state and federal court against Community Bank of Northern Virginia (“CBNV”) and other defendants challenging the validity of second mortgage loans the defendants made to the plaintiffs.  All of the cases were either filed in or removed to the federal district court for the Western District of Pennsylvania.  In June 2003, the parties to the various actions informed the court that they had reached an agreement in principle to settle the various actions.  On July 17, 2003, the court conditionally certified a class for settlement purposes, preliminarily approved the class settlement, and directed the issuance of notice to the class.

Thereafter, certain plaintiffs opted out of the proposed settlement and challenged the validity of the settlement in the district court.  The district court denied their arguments and approved the settlement.  These “opt out” plaintiffs appealed the district court’s approval of the settlement to the Third Circuit Court of Appeals.  The Third Circuit heard oral argument on February 17, 2005 and has not yet issued its decision. Certain individuals who were excluded from the settlement class have filed two actions on behalf of a putative class of plaintiffs alleging claims similar to those raised in the initial filing.  These actions recently were consolidated in the Western District of Pennsylvania.  Bankshares believes these actions are without merit and intends to defend the actions vigorously.

Item 4.                       Submission of Matters to a Vote of Security Holders

Matters voted upon and considered at the Annual Meeting of Shareholders held on May 10, 2005. There were 79,449,126 shares of Common Stock entitled to vote at the meeting and a total of 65,060,284 shares, or 81.9%, were represented at the meeting.

Elect the following individuals as directors of Bankshares to serve until the 2008 Annual Meeting of Stockholders and until successors are duly elected and qualify. The results of voting for election of directors were:

	For	Withheld
Eddie C. Brown	64,425,523	634,759
Anthony W. Deering	64,194,508	865,773
Freeman A. Hrabowski, III	62,175,695	2,884,587
Jenny G. Morgan	64,353,623	706,658
Clayton S. Rose	64,131,858	928,423
Donald J. Shepard	63,887,579	1,172,702
Jay M. Wilson	64,316,546	743,735

The following directors’ terms of office continued after the meeting and they did not stand for reelection:

Cynthia A. Archer

R. Carl Benna

Richard O. Berndt

Howard B. Bowen

William R. Brody, M.D.

George L. Bunting, Jr.

Darrell D. Friedman

Edward J. Kelly, III

Robert A. Kinsley

Alexander T. Mason

Morton B. Plant

Christian H. Poindexter

James L. Shea

Ratified the appointment of PricewaterhouseCoopers LLP as Bankshares’ Independent Public Accountant for 2005. The voting results of shares represented by proxy were:

For	Against	Abstained	Broker nonvotes
64,062,859	789,644	207,275	505

Approve the Mercantile Bankshares Corporation Stock Retainer and Deferred Compensation Plan for Non-Employee Directors were:

For	Against	Abstained	Broker nonvotes
48,668,962	3,693,648	1,070,062	11,627,611

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

Mercantile Bankshares Corporation
(Registrant)

July 29, 2005	/s/ Edward J. Kelly, III
Date	By: Edward J. Kelly, III
Chairman of the Board,
President and
Chief Executive Officer

July 29, 2005	/s/ Terry L. Troupe
Date	By: Terry L. Troupe
Executive Vice President and
Chief Financial Officer

July 29, 2005	/s/ William T. Skinner, Jr.
Date	By: William T. Skinner, Jr.
Controller