Form 10-Q
period 2005-09-30
MERCANTILE BANKSHARES CORP
filed 2005-10-28
CIK 64908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of October 20, 2005, 82,082,915 shares of registrant’s Common Stock, $2 par value per share, were outstanding.

MERCANTILE BANKSHARES CORPORATION

Quarterly Report on Form 10-Q

September 30, 2005

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
Item 4. Controls and Procedures

Part II - Other Information
Item 1. Legal Proceedings
Item 6. Exhibits

Signatures

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MERCANTILE BANKSHARES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	September 30, 2005	December 31, 2004	September 30, 2004
ASSETS
Cash and due from banks	$328,964	$244,875	$290,401
Interest-bearing deposits in other banks	200	158	158
Federal funds sold	232,129	101	24,500
Total cash and cash equivalents	561,293	245,134	315,059
Investment securities available-for-sale	3,048,846	2,908,694	2,955,674
Investment securities held-to-maturity fair value of $17,380 (2005), $21,094 (December 2004) and $23,000 (September 2004)	16,804	20,176	21,909
Total investment securities	3,065,650	2,928,870	2,977,583
Loans held-for-sale	42,307	11,000	15,984
Loans:
Commercial and leasing	2,925,445	2,866,693	2,841,088
Commercial real estate	3,638,238	3,122,701	3,022,463
Construction	1,543,633	1,268,350	1,170,704
Residential real estate	1,778,684	1,677,932	1,692,700
Home equity lines	520,214	495,462	473,089
Consumer	1,039,845	797,295	814,270
Total loans	11,446,059	10,228,433	10,014,314
Less: allowance for loan losses	(157,176)	(149,002)	(161,441)
Loans, net	11,288,883	10,079,431	9,852,873
Bank premises and equipment, less accumulated depreciation of $147,395 (2005), $142,384 (December 2004) and $159,477 (September 2004)	146,615	139,946	140,411
Other real estate owned, net	777	212	388
Goodwill	670,306	507,791	507,791
Other intangible assets, net	47,485	48,226	50,391
Other assets	580,138	465,080	442,539
Total assets	$16,403,454	$14,425,690	$14,303,019

LIABILITIES
Deposits:
Noninterest-bearing deposits	$3,329,331	$3,049,031	$3,167,398
Interest-bearing deposits	8,710,575	7,750,168	7,554,685
Total deposits	12,039,906	10,799,199	10,722,083
Short-term borrowings	1,266,672	887,857	923,447
Accrued expenses and other liabilities	165,398	129,996	127,534
Long-term debt	780,087	690,955	642,510
Total liabilities	14,252,063	12,508,007	12,415,574

COMMITMENTS and CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized 2,000,000 shares; issued and outstanding - None
Common stock, $2 par value; authorized 130,000,000 shares; issued and outstanding - 82,078,721 (2005), 79,300,506 (December 2004) and 79,152,310 (September 2004)	164,157	158,601	158,305
Capital surplus	669,185	530,705	525,011
Retained earnings	1,343,076	1,231,102	1,198,039
Accumulated other comprehensive (loss) income	(25,027)	(2,725)	6,090
Total shareholders’ equity	2,151,391	1,917,683	1,887,445
Total liabilities and shareholders’ equity	$16,403,454	$14,425,690	$14,303,019

See notes to consolidated financial statements

MERCANTILE BANKSHARES CORPORATION

STATEMENTS OF CONSOLIDATED INCOME

	For the 9 months ended September 30,		For the 3 months ended September 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004
INTEREST INCOME
Interest and fees on loans	$508,135	$399,417	$185,714	$138,117
Interest and dividends on investment securities:
Taxable interest income	77,052	79,614	26,686	26,048
Tax-exempt interest income	2,348	2,500	839	803
Other investment income	1,753	1,157	526	472
Total interest and dividends on investment securities	81,153	83,271	28,051	27,323
Other interest income	1,546	1,089	760	449
Total interest income	590,834	483,777	214,525	165,889
INTEREST EXPENSE
Interest on deposits	95,280	60,782	38,591	20,142
Interest on short-term borrowings	17,228	4,889	7,702	1,990
Interest on long-term debt	23,634	16,035	8,990	5,575
Total interest expense	136,142	81,706	55,283	27,707
NET INTEREST INCOME	454,692	402,071	159,242	138,182
Provision for loan losses	1,576	7,221	820	2,442
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	453,116	394,850	158,422	135,740
NONINTEREST INCOME
Investment and wealth management	71,505	67,315	23,668	22,396
Service charges on deposit accounts	32,992	32,951	11,478	11,278
Mortgage banking-related fees	10,329	8,296	5,151	3,063
Investment securities gains and (losses)	458	534	(32)	(1)
Nonmarketable investments	13,683	7,421	4,190	2,767
Other income	52,042	41,684	18,619	14,418
Total noninterest income	181,009	158,201	63,074	53,921
NONINTEREST EXPENSES
Salaries	148,482	138,173	51,748	48,696
Employee benefits	35,490	33,998	11,637	10,557
Net occupancy expense of bank premises	20,918	18,007	7,139	6,128
Furniture and equipment expenses	23,168	22,873	7,965	7,936
Communications and supplies	11,992	12,610	3,933	4,111
Other expenses	72,398	60,309	25,960	21,789
Total noninterest expenses	312,448	285,970	108,382	99,217
Income before income taxes	321,677	267,081	113,114	90,444
Applicable income taxes	120,221	98,286	42,158	33,659
NET INCOME	$201,456	$168,795	$70,956	$56,785
NET INCOME PER SHARE OF COMMON STOCK:
Basic	$2.50	$2.13	$0.87	$0.72
Diluted	$2.48	$2.11	$0.86	$0.71
DIVIDENDS PAID PER COMMON SHARE	$1.11	$1.03	$0.38	$0.35

See notes to consolidated financial statements

MERCANTILE BANKSHARES CORPORATION

STATEMENTS OF CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY

For the 9 months ended September 30, 2005 and 2004

					Accumulated Other
		Common	Capital	Retained	Comprehensive
(Dollars in thousands, except per share data)	Total	Stock	Surplus	Earnings	Income (Loss)
BALANCE, DECEMBER 31, 2003	$1,841,441	$159,545	$548,664	$1,110,748	$22,484

Net income	168,795			168,795
Unrealized losses on securities available-for-sale, net of reclassification adjustment, net of taxes	(16,394)				(16,394)
Comprehensive income	152,401
Cash dividends paid:
Common stock ($1.03 per share)	(81,601)			(81,601)
Issuance of 91,006 shares for dividend reinvestment and stock purchase plan	3,981	182	3,799
Issuance of 18,418 shares for employee stock purchase dividend reinvestment plan	822	37	785
Issuance of 244,698 shares for employee stock option plan	4,434	490	3,944
Directors’ deferred compensation plan:
Transfer opening balance	6,406		6,406
Contribution	404		404
Dividend	—		109	(109)
Restricted stock awards:
Issuance of 25,483 shares	1,169	51	1,118
Deferred compensation	(1,385)			(1,385)
Amortization	1,591			1,591
Purchase of 1,000,000 shares under stock repurchase plan	(44,110)	(2,000)	(42,110)
Vested stock options	1,892	—	1,892	—	—
BALANCE, SEPTEMBER 30, 2004	$1,887,445	$158,305	$525,011	$1,198,039	$6,090

BALANCE, DECEMBER 31, 2004	$1,917,683	$158,601	$530,705	$1,231,102	$(2,725)

Net income	201,456			201,456
Unrealized losses on securities available-for-sale, net of reclassification adjustment, net of taxes	(22,302)				(22,302)
Comprehensive income	179,154
Cash dividends paid:
Common stock ($1.11 per share)	(89,017)			(89,017)
Issuance of 2,444,408 shares for bank acquisition	124,335	4,889	119,446
Fair value of 138,764 converted options related to employee stock option plan of acquired bank	5,182		5,182
Issuance of 82,444 shares for dividend reinvestment and stock purchase plan	4,098	165	3,933
Issuance of 17,550 shares for employee stock purchase dividend reinvestment plan	873	35	838
Issuance of 181,808 shares for employee stock option plan	3,664	364	3,300
Directors’ deferred compensation plan:
Issuance of 10,182 shares	439	19	420
Contribution	520		520
Dividend	—		195	(195)
Restricted stock awards:
Issuance of 41,823 shares	2,211	84	2,127
Deferred compensation	(2,242)			(2,242)
Amortization	1,972			1,972
Vested stock options	2,519	—	2,519	—	—
BALANCE, SEPTEMBER 30, 2005	$2,151,391	$164,157	$669,185	$1,343,076	$(25,027)

See notes to consolidated financial statements

MERCANTILE BANKSHARES CORPORATION

STATEMENTS OF CONSOLIDATED CASH FLOW

Increase (decrease) in cash and cash equivalents	For the 9 months ended September 30,
(Dollars in thousands)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$201,456	$168,795
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,576	7,221
Depreciation	11,581	11,732
Amortization of other intangible assets	6,482	6,132
Write-downs of other real estate owned	1	14
Gains on sales of other real estate owned	(153)	(119)
Gains on sales of investments securities	(458)	(534)
Gains on sales of premises	(4,341)	(1,620)
Loans held-for-sale	(31,307)	(1,059)
Net (increase) decrease in assets:
Interest receivable	(9,332)	(3,049)
Nonmarketable investments	11,912	(4,367)
Other assets	(80)	4,690
Net increase (decrease) in liabilities:
Interest payable	13,710	5,031
Other liabilities	(10,811)	(1,000)
Net cash provided by operating activities	190,236	191,867
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held-to-maturity	3,372	8,199
Proceeds from maturities of investment securities available-for-sale	655,641	727,003
Proceeds from sales of investment securities available-for-sale	121,207	47,182
Purchases of investment securities held-to-maturity	—	(8,441)
Purchases of investment securities available-for-sale	(782,084)	(707,120)
Net increase in customer loans	(551,290)	(745,923)
Proceeds from sales of other real estate owned	273	181
Capital expenditures	(12,878)	(9,021)
Proceeds from sales of premises	7,981	3,813
Business acquisitions (net of cash received)	(78,655)	—
Purchase of nonmarketable investments	(57,105)	(5,119)
Net cash used in investing activities	(693,538)	(689,246)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	172,450	416,677
Net increase in interest-bearing deposits	442,943	42,853
Net increase in short-term borrowings	369,109	114,426
Repayment of long-term debt	(84,659)	(7,745)
Proceeds from issuance of shares	8,635	9,237
Repurchase of common shares	—	(44,110)
Dividends paid	(89,017)	(81,601)
Net cash provided by financing activities	819,461	449,737
Net increase in cash and cash equivalents	316,159	(47,642)
Cash and cash equivalents at beginning of period	245,134	362,701
Cash and cash equivalents at end of period	$561,293	$315,059
SUPPLEMENTAL INFORMATION
Cash payments for interest	$121,081	$76,651
Cash payments for income taxes	133,745	100,098

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

2. Business Combinations / Restructuring

The following provides information concerning acquisitions and restructuring. Acquisitions are accounted for as purchases with the results of their operations subsequent to the acquisition date included in Bankshares’ Statements of Consolidated Income.

On May 18, 2005, Bankshares completed its acquisition of Community Bank of Northern Virginia (“CBNV”), a bank headquartered in Sterling, Virginia, which was merged into Mercantile-Safe Deposit & Trust Company.  CBNV operated fourteen branch offices in the Northern Virginia metropolitan market at the time of the acquisition. The primary reason for the merger with CBNV was to expand Bankshares’ distribution network in Northern Virginia, a higher growth market. The total consideration paid to CBNV shareholders in connection with the acquisition was $82.9 million in cash and 2.4 million shares of Bankshares’ common stock.  CBNV transactions have been included in Bankshares’ financial results subsequent to May 18, 2005.  The assets and liabilities of CBNV were recorded on the Consolidated Balance Sheet at their respective fair values. The fair values have been determined as of May 18, 2005 and are subject to refinement, as further information becomes available. The transaction resulted in total assets acquired as of May 18, 2005 of  $888.2 million, including $671.0 million of loans and leases; liabilities assumed were $842.3 million, including $626.9 million of deposits. Additionally, Bankshares recorded $162.5 million of goodwill and $4.6 million of core deposit intangible (“CDI”).  CDI are subject to amortization and are being amortized over nine years on a straight-line basis.

Bankshares’ exit costs, referred to herein as “merger-related” costs, are defined to include those costs for its branch closings and related severance, combining operations such as systems conversions, and printing/mailing costs incurred by Bankshares prior to and after the merger date and are included in Bankshares’ results of operations.  Bankshares expensed merger-related costs totaling $743 thousand and $1.1 million for the three and nine-month periods ended September 30, 2005, respectively. The costs associated with these activities are included in noninterest expenses. Merger-related expenses incurred year to date consisted largely of expenses for systems conversion costs. Bankshares will incur additional merger-related expenses in the fourth quarter as systems conversions, branch closings and integration of operations continue and these expenses will be reflected when incurred. Prior to the merger, CBNV recorded exit costs of $9.7 million relating to severance, system conversions, branch consolidations and costs associated with terminating contracts. At September 30, 2005, $810 thousand remained unpaid, which was primarily made up of severance and contract write-offs.

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

3. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by weighted average common shares outstanding.  Diluted EPS is computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of stock awards.  The following tables provide reconciliation between the computation of basic EPS and diluted EPS for the nine months and quarters ended September 30, 2005 and 2004, respectively.

	For the 9 months ended September 30,
	2005			2004
	Net	Weighted Average		Net	Weighted Average
(In thousands, except per share data)	Income	Common Shares	EPS	Income	Common Shares	EPS
Basic EPS	$201,456	80,545	$2.50	$168,795	79,269	$2.13
Dilutive effect of:
Stock options and restricted stock awards		499			489
Directors deferred compensation plan shares		172			101
Diluted EPS	$201,456	81,216	$2.48	$168,795	79,859	$2.11

	For the 3 months ended September 30,
	2005			2004
	Net	Weighted Average		Net	Weighted Average
(In thousands, except per share data)	Income	Common Shares	EPS	Income	Common Shares	EPS
Basic EPS	$70,956	81,865	$0.87	$56,785	78,965	$0.72
Dilutive effect of:
Stock options and restricted stock awards		594			491
Directors deferred compensation plan shares		176			155
Diluted EPS	$70,956	82,635	$0.86	$56,785	79,611	$0.71

There were no antidilutive options and awards excluded from the computation of diluted earnings per share for the nine months or the three months ended September 30,2005. Antidilutive options and awards excluded from the computation of diluted earnings per share were 526,465 for the nine months ended September 30, 2004 and 57,388 for the third quarter of 2004.

4. Investment Securities

At September 30, 2005 and December 31, 2004, securities with an amortized cost of $1.3 billion and $1.1 billion, respectively, were pledged as collateral for certain deposits as required by regulatory guidelines. The following table shows amortized cost and fair value of investment securities at September 30, 2005 and December 31, 2004.

	September 30, 2005				December 31, 2004
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Investment securities held-to-maturity
States and political subdivisions	$16,804	$593	$17	$17,380	$20,176	$921	$3	$21,094

Investment securities available-for-sale
U.S. Treasury	$449,820	$160	$2,869	$447,111	$605,505	$4,534	$980	$609,059
U.S. Government agencies	983,701	449	11,860	972,290	853,930	3,742	4,699	852,973
Mortgage-backed securities	1,518,517	971	27,869	1,491,619	1,326,056	4,372	13,127	1,317,301
States and political subdivisions	75,446	461	102	75,805	61,984	917	31	62,870
Other investments	61,185	1,029	193	62,021	65,323	1,294	126	66,491
Total	$3,088,669	$3,070	$42,893	$3,048,846	$2,912,798	$14,859	$18,963	$2,908,694

The following table shows the unrealized gross losses and fair value of securities in the securities available-for-sale portfolio at September 30, 2005, by length of time that individual securities in each category have been in a continuous loss position.

	Less than 12 months		12 months or more		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury	$1,862	$393,080	$1,007	$54,031	$2,869	$447,111
U.S. Government agencies	6,310	636,279	5,550	336,011	11,860	972,290
Mortgage-backed securities	13,350	1,123,270	14,519	368,349	27,869	1,491,619
States and political subdivisions	98	73,777	4	2,028	102	75,805
Other investments	193	62,021	—	—	193	62,021
Total bonds	$21,813	$2,288,427	$21,080	$760,419	$42,893	$3,048,846

At September 30, 2005, there were $760.4 million of individual securities that had unrealized losses for a period greater than 12 months. At September 30, 2005, these securities had an unrealized loss of $21.1 million of which 68.9% were mortgage-backed securities. Management has assessed the impairment of these securities and determined that the impairment is temporary. All principal and interest payments on available-for-sale debt securities in an unrealized loss position for greater than 12 months are expected to be collected given the high credit quality of the U.S. government agency debt securities and Bankshares’ ability and intent to hold the securities. Because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, no other-than-temporary impairment was recorded at September 30, 2005.

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

Under Statements of Financial Accounting Standards (SFAS) Nos. 114 and 118, “Accounting by Creditors for Impairment of a Loan-an amendment of FASB Statements Nos. 5 and 15,” a loan is considered impaired, based on current information and events, if it is probable that Bankshares will not collect all principal and interest payments according to the contractual terms of the loan agreement. The impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the repayment is expected to be provided predominantly by the underlying collateral. Information with respect to impaired loans and the related valuation allowance (if the measure of the impaired loan is less than the recorded investment) at September 30, 2005, December 31, 2004 and September 30, 2004 is shown below.  See Annual Report on Form 10-K for more detail.

	September 30,	December 31,	September 30,
(Dollars in thousands)	2005	2004	2004
Impaired loans with a specific valuation allowance	$15,579	$18,365	$25,045
All other impaired loans	9,103	9,113	10,306
Total impaired loans	$24,682	$27,478	$35,351

Specific allowance for loan losses applicable to impaired loans	$8,671	$10,611	$14,499
General allowance for loan losses applicable to other than impaired loans	148,505	138,391	146,942
Total allowance for loan losses	$157,176	$149,002	$161,441

Year-to-date interest income on impaired loans recorded on the cash basis	$114	$379	$300
Year-to-date average recorded investment in impaired loans during the period	$27,332	$39,025	$40,172
Quarter-to-date interest income on impaired loans recorded on the cash basis	$61	$79	$88
Quarter-to-date average recorded investment in impaired loans during the period	$26,223	$35,583	$38,285

Note: Impaired loans do not include large groups of smaller balance homogeneous loans that are evaluated collectively for impairment (e.g., residential mortgages and consumer installment loans).  The allowance for loan losses related to these loans is included in the general allowance for loan losses applicable to other than impaired loans.

On May 18, 2005, Bankshares acquired approximately $671.0 million in loans as part of the CBNV acquisition. At acquisition, CBNV had $7.4 million in an allowance for loan losses of which $7.1 million was carried over to Bankshares in accordance with SFAS No. 141, “Business Combinations,” for those loans that do not fall within the scope of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” Under SOP 03-3, Bankshares determined that certain loans acquired in the CBNV acquisition displayed evidence of deterioration of credit quality since their origination for which it was probable that all contractual payments would not be collected. Bankshares determined two commercial real estate loans totaling $4.9 million were within the scope of SOP 03-3. The carrying value and accretable yields of these loans as of September 30, 2005 are shown below.

September 30,
(Dollars in thousands)	2005
Commercial real estate	$4,887
Total	$4,887

Carrying amount	$3,509

Accretable yield
Balance at June 30, 2005	$634
Additions	—
Accretions	(96)
Disposals	—
Balance at September 30, 2005	$538

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit were $4.6 billion at September 30, 2005, $4.2 billion at December 31, 2004, and $4.1 billion at September 30, 2004.

Letters of credit are commitments issued to guarantee the performance of a customer to a third party. Outstanding letters of credit were $506.8 million at September 30, 2005, $379.8 million at December 31, 2004 and $347.5 million at September 30, 2004.  Fees received for issuing letters of credit are deferred and amortized over the life of the commitment.  The unamortized fees on letters of credit had a carrying value of $1.7 million at September 30, 2005, and $1.3 million at both December 31, 2004 and September 30, 2004.

Bankshares’ mortgage banking subsidiary is a Fannie Mae Delegated Underwriting and Servicing lender and has a loss sharing arrangement for loans originated on behalf of and sold to Fannie Mae.  The unamortized principal balance of the underlying loans totaled $237.2 million, $190.7 million and $191.7 million at September 30, 2005, December 31, 2004 and September 30, 2004, respectively.  A minimal loss reserve has been established for potential losses on loans originated and sold in the secondary market at September 30, 2005.  The mortgage subsidiary also has originated and sold loans with recourse in the event of foreclosure on the underlying real estate.  The unamortized amount of principal balance of loans sold with recourse totaled $1.3 million at September 30, 2005, $1.7 million at December 31, 2004 and $1.8 million at September 30, 2004.  These mortgages are generally in good standing, are well-collateralized and no loss has ensued and no future loss is expected.

Bankshares has committed to invest funds in third-party private equity funds. At both September 30, 2005 and December 31, 2004, $28.1 million remained unfunded, and at September 30, 2004, $21.9 million remained unfunded.

In the ordinary course of business, Bankshares and its subsidiaries are involved in a number of pending and threatened legal actions and proceedings. In certain of these actions and proceedings, claims for substantial monetary damages are asserted against Bankshares and its subsidiaries. In view of the inherent difficulty of predicting the outcome of such matters, Bankshares cannot state what the eventual outcome of pending matters will be. However, based on current knowledge, management does not believe that liabilities, if any, arising from pending litigation matters, will have a material adverse effect on the consolidated financial position, earnings or liquidity of Bankshares. If payment associated with a claim becomes probable and the cost can be reasonably estimated, a contingent liability would be established based on information currently available, advice of counsel and available insurance coverage.

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

Thereafter, certain plaintiffs who had initially opted out of the proposed settlement and other objectors challenged the validity of the settlement in the district court.  The district court denied their arguments and approved the settlement.  These “opt out” plaintiffs and other objectors appealed the district court’s approval of the settlement to the Third Circuit Court of Appeals.  In August 2005, the Third Circuit reversed the district court’s approval of the settlement and remanded the case back to the district court with instructions to consider and address certain specific issues when re-evaluating the settlement. Certain individuals who were excluded from the settlement class have filed two actions on behalf of a putative class of plaintiffs alleging claims similar to those raised in the initial filing.  These actions recently were consolidated in the Western District of Pennsylvania.  Bankshares believes these actions are without merit and intends to defend the actions vigorously.

The contingency, which is estimable and probable, was incorporated in determining the fair value of the liability assumed at the acquisition of CBNV.

7. Goodwill and Other Intangible Assets

Bankshares’ Consolidated Balance Sheet included goodwill of $670.3 million at September 30, 2005 and $507.8 million at December 31, 2004. In 2005, Bankshares recorded $162.5 million in goodwill and $4.6 million in estimated core deposit intangible in connection with the CBNV acquisition, which was allocated to Bankshares’ banking segment. The core deposit intangible from CBNV is being amortized over a weighted average remaining useful life of nine years on a straight line basis.

The following table discloses the gross carrying amount and accumulated amortization of intangible assets subject to amortization at September 30, 2005 and December 31, 2004.

	September 30, 2005			December 31, 2004
	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
(Dollars in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Core deposits	$54,509	$(19,303)	$35,206	$49,881	$(15,014)	$34,867
Mortgage servicing	2,483	(1,253)	1,230	1,370	(1,013)	357
Customer lists and other	17,010	(5,961)	11,049	17,010	(4,008)	13,002
Total	$74,002	$(26,517)	$47,485	$68,261	$(20,035)	$48,226

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

The following table shows the current period and estimated future amortization expense for amortized intangible assets. The projections of amortization expense shown for mortgage servicing rights are based on asset balances and the interest rate environment as of September 30, 2005. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

		Core	Mortgage	Customer Lists
(Dollars in thousands)		Deposits	Servicing	and Other	Total
Nine months ended September 30, 2005 (actual)		$4,289	$240	$1,953	$6,482
Three months ended December 31, 2005 (estimated)		1,494	68	646	2,208
Twelve months ended December 31, 2005 (estimated)		5,783	308	2,599	8,690

Estimate for year ended December 31,	2006	5,974	228	2,343	8,545
	2007	5,716	182	2,149	8,047
	2008	4,796	163	1,968	6,927
	2009	4,527	152	1,028	5,707

8. Comprehensive Income

The following table summarizes the market value change and related tax effect of unrealized gains (losses) on securities available-for-sale for the nine months and quarter ended September 30, 2005 and 2004.  The net amount is included in accumulated other comprehensive income (loss) in the Statements of Changes in Consolidated Shareholders’ Equity.

	For the 9 months ended September 30,
	2005			2004
		Tax			Tax
	Pretax	(Expense)	Net	Pretax	(Expense)	Net
(Dollars in thousands)	Amount	Benefit	Amount	Amount	Benefit	Amount
Net Income			$201,456			$168,795
Other comprehensive income
Unrealized holding (losses) gains arising during the period	(35,258)	13,234	(22,024)	(25,865)	9,794	(16,071)
Reclassification adjustment for (gains) losses included in net income	(458)	180	(278)	(534)	211	(323)
Total other comprehensive (losses) income	(35,716)	13,414	(22,302)	(26,399)	10,005	(16,394)
Total comprehensive income			$179,154			$152,401

	For the 3 months ended September 30,
	2005			2004
		Tax			Tax
	Pretax	(Expense)	Net	Pretax	(Expense)	Net
(Dollars in thousands)	Amount	Benefit	Amount	Amount	Benefit	Amount
Net Income			$70,956			$56,785
Other comprehensive income
Unrealized holding (losses) gains arising during the period	(22,781)	8,459	(14,322)	22,395	(8,205)	14,190
Reclassification adjustment for (gains) losses included in net income	32	(13)	19	1	—	1
Total other comprehensive (losses) income	(22,749)	8,446	(14,303)	22,396	(8,205)	14,191
Total comprehensive income			$56,653			$70,976

9. Capital Adequacy

Bankshares and its bank affiliates are subject to various regulatory capital adequacy requirements administered by federal and state banking agencies.  These requirements include maintaining certain capital ratios above minimum levels.  These capital ratios include tier I capital and total risk-based capital as percentages of net risk-weighted assets and tier I capital as a percentage of adjusted average total assets (leverage ratio).  The minimum ratios for capital adequacy purposes are 4.00%, 8.00% and 4.00%, for the tier I capital, total capital and leverage ratios, respectively.  To be categorized as well capitalized, a bank must maintain minimum ratios of 6.00%, 10.00% and 5.00%, for its tier I capital, total capital and leverage ratios, respectively.  As of September 30, 2005, Bankshares and all of its bank affiliates exceeded all capital adequacy requirements to be considered well capitalized.

Capital ratios and the amounts used to calculate them are presented in the following table for Bankshares and Mercantile-Safe Deposit & Trust Company (MSD&T), the lead bank, as of September 30, 2005 and December 31, 2004. The September 30, 2005 MSD&T capital ratios reflect the impact of the consolidation of Mercantile Potomac Bank into MSD&T and the acquisition of CBNV.

	September 30, 2005		December 31, 2004
(Dollars in thousands)	Bankshares	MSD&T	Bankshares	MSD&T

Tier I capital	$1,466,362	$484,906	$1,370,112	$411,587
Total risk-based capital	1,925,034	598,665	1,802,520	459,812
Net risk-weighted assets	12,670,868	5,712,306	11,109,137	3,847,161
Adjusted average total assets	15,278,974	6,747,264	13,674,386	4,504,451

Tier I capital ratio	11.57%	8.49%	12.33%	10.70%
Total capital ratio	15.19%	10.48%	16.23%	11.95%
Leverage ratio	9.60%	7.19%	10.02%	9.14%

Bankshares has an ongoing share repurchase program.  Purchases may be made from time to time, subject to regulatory requirements, in open market or in privately negotiated transactions. Purchased shares are retired. At September 30, 2005, there were 476,327 shares remaining available for repurchase under the plan.

10. Segment Reporting

Operating segments as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, are components of an enterprise with separate financial information.  The component engages in business activities from which it derives revenues and incurs expenses and the operating results of which management relies on for decision-making and performance assessment. Bankshares has two reportable segments – Banking and Investment and Wealth Management  (“IWM”).

The following tables present selected segment information for the three and nine months ended September 30, 2005 and 2004. The components in the “Other” column consist of amounts for the nonbank affiliates, unallocated corporate expenses including income taxes and intercompany eliminations. Certain expense amounts such as operations overhead have been reclassified in order to provide for full cost absorption. These reclassifications are shown on the “Adjustments” line.  Results of the CBNV acquisition have been included in the “Banking” column from its acquisition date in the second quarter of 2005.

	For the 9 months ended September 30, 2005				For the 9 months ended September 30, 2004
(Dollars in thousands)	Banking	IWM	Other	Total	Banking	IWM	Other	Total
Net interest income	$455,013	$—	$(321)	$454,692	$401,781	$—	$290	$402,071
Provision for loan losses	(1,576)	—	—	(1,576)	(7,221)	—	—	(7,221)
Noninterest income	98,733	71,635	10,641	181,009	85,650	67,548	5,003	158,201
Noninterest expenses	(254,629)	(52,784)	(5,035)	(312,448)	(233,583)	(50,748)	(1,639)	(285,970)
Adjustments	14,261	(2,598)	(11,663)	—	14,251	(3,070)	(11,181)	—
Income (loss) before income taxes	311,802	16,253	(6,378)	321,677	260,878	13,730	(7,527)	267,081
Income tax (expense) benefit	(108,707)	(6,501)	(5,013)	(120,221)	(90,979)	(5,492)	(1,815)	(98,286)
Net income (loss)	$203,095	$9,752	$(11,391)	$201,456	$169,899	$8,238	$(9,342)	$168,795
Average loans	$10,871,333		$391	$10,871,724	$9,596,686		$189	$9,596,875
Average earning assets	13,850,301		5,328	13,855,629	12,595,524		28,040	12,623,564
Average assets	15,131,318		143,413	15,274,731	13,335,183		550,375	13,885,558
Average deposits	11,465,466		(213,685)	11,251,781	10,400,049		(75,173)	10,324,876
Average equity	1,899,294		158,830	2,058,124	1,380,857		477,720	1,858,577

	For the 3 months ended September 30, 2005				For the 3 months ended September 30, 2004
(Dollars in thousands)	Banking	IWM	Other	Total	Banking	IWM	Other	Total
Net interest income	$159,347	$—	$(105)	$159,242	$138,041	$—	$141	$138,182
Provision for loan losses	(820)	—	—	(820)	(2,442)	—	—	(2,442)
Noninterest income	36,254	23,794	3,026	63,074	29,496	22,319	2,106	53,921
Noninterest expenses	(90,009)	(17,481)	(892)	(108,382)	(80,819)	(16,939)	(1,459)	(99,217)
Adjustments	6,161	(1,155)	(5,006)	—	5,865	(1,144)	(4,721)	—
Income (loss) before income taxes	110,933	5,158	(2,977)	113,114	90,141	4,236	(3,933)	90,444
Income tax (expense) benefit	(38,784)	(2,063)	(1,311)	(42,158)	(30,997)	(1,695)	(967)	(33,659)
Net income (loss)	$72,149	$3,095	$(4,288)	$70,956	$59,144	$2,541	$(4,900)	$56,785
Average loans	$11,389,356		$375	$11,389,731	$9,825,607		$186	$9,825,793
Average earning assets	14,506,648		(15,912)	14,490,736	12,800,070		31,542	12,831,612
Average assets	15,944,404		120,764	16,065,168	13,551,016		548,472	14,099,488
Average deposits	12,010,432		(258,442)	11,751,990	10,599,179		(91,463)	10,507,716
Average equity	1,992,175		187,240	2,179,415	1,377,283		500,561	1,877,844

11. Derivative Instruments and Hedging Activities

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment to FASB Statement No. 133 and SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities (collectively referred to as “derivatives”), establish accounting and reporting standards for derivative instruments and for hedging activities. Bankshares maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  Currently, derivative instruments that are used as part of the interest rate risk management strategy have been restricted to interest rate swaps.  Interest rate swaps generally involve the exchange of fixed-rate and variable-rate interest payments between two parties, based on a common notional principal amount and maturity date. As of September 30, 2005, Bankshares had interest rate swaps to convert a portion of its nonprepayable fixed-rate debt to floating-rate debt.  Bankshares also arranges interest rate swaps, caps and swaptions for commercial loan customers through its capital markets group.  Derivative transactions done with loan customers are hedged by means of an off-setting derivative trade with a third party.  In this way, Bankshares manages the market risk arising from capital markets-related derivative activity.

The fair value of derivative instruments relating to hedging activities recorded in other assets was $10.9 million (notional $421.6 million) and $7.1 million (notional $294.5 million) at September 30, 2005 and December 31, 2004, respectively.  The fair value of derivative instruments relating to hedging activities recorded in other liabilities was $11.3 million (notional $233.5 million) and $6.8 million (notional $136.0 million) at September 30, 2005 and December 31, 2004, respectively.

Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded as other noninterest income in the results of operations. For all hedge relationships, ineffectiveness resulting from differences between the changes in fair values or cash flows of the hedged item and changes in fair value of the derivative are recognized as other noninterest income in the results of operations. The net interest settlement on derivatives designated as fair value or cash flow hedges is treated as an adjustment of the interest income or interest expense of the hedged assets or liabilities. The fair-value hedges of nonprepayable fixed-rate debt were effective for the reported periods. The impact of the hedges decreased interest expense $3.5 million in the first nine months of 2005 and $8.2 million for the same period in 2004.

The following tables summarize the gross position of derivatives relating to hedging activities at September 30, 2005 and December 31, 2004.

	September 30, 2005			December 31, 2004
	Notional or	Credit	Estimated	Notional or	Credit	Estimated
	Contractual	Risk	Net	Contractual	Risk	Net
(Dollars in thousands)	Amount	Amount (1)	Fair Value	Amount	Amount (1)	Fair Value
Asset/Liability Management Hedges
Interest Rate Contracts:
Swaps	$350,000	$4,302	$(2,085)	$350,000	$6,297	$(143)

Customer Accommodations
Interest Rate Contracts:
Swaps	$293,384	$2,183	$1,748	$68,575	$684	$398
Swaptions/Caps Purchased	5,881	56	56	5,971	80	80
Swaptions/Caps Sold	5,881	—	(56)	5,971	—	(80)

(1)          Credit risk amounts reflect the replacement cost for those contracts in a gain position in the event of nonperformance by all counterparties.

Mortgage loans held-for-sale have inherent forward contract (agreements to sell or purchase loans at a specific rate or yield) characteristics. Risk may arise from the corresponding parties’ inability to meet the terms of their contracts and from movement in interest rates. Bankshares had forward commitments to sell and fund individual fixed-rate and variable-rate mortgage loans that are reported at fair value. The fair value of the forward contracts was recorded as other assets of $0.9 million at September 30, 2005 and other liabilities of $1.2 million at December 31, 2004.

12. Stock-based Compensation Expense

Bankshares has several stock-based compensation programs for its directors, management and employees. Compensation costs for stock options and restricted stock awards are measured under the fair value method and are included in salary expense. At the Annual Shareholders’ Meeting held on May 10, 2005, Bankshares’ stockholders approved the Mercantile Bankshares’ Corporation Stock Retainer and Deferred Compensation Plan for Non-Employee Directors (the “Plan”). The Plan provides for an annual stock retainer of 500 shares of Bankshares’ common stock to each non-employee director of Bankshares. The Plan permits non-employee directors of Bankshares and its affiliates to elect to defer voluntarily their annual stock and cash retainers and some or all of their fees. The initial annual stock retainer under the Plan was paid on June 1, 2005 to non-employee directors. See Current Report on Form 8-K filed with the SEC on May 16, 2005 for more details on the Plan. Another form of stock-based compensation is phantom stock, which is used for a portion of the Bankshares’ Directors’ Deferred Compensation Plan. This plan requires that substantially all deferred fees be valued based on Bankshares’ stock and paid out in cash and/or stock at retirement. The compensation cost for the phantom stock is included in other expenses.  Employee stock-based compensation amounts, included in salaries expense, for the nine months and quarters ended September 30, 2005 and 2004, respectively, are summarized in the following table:

	For the 9 months ended September 30,		For the 3 months ended September 30,
(Dollars in thousands)	2005	2004	2005	2004
Stock options expense	$1,660	$1,996	$248	$796
Restricted stock awards expense	1,965	1,516	685	509
Total included in salaries expense	$3,625	$3,512	$933	$1,305

13. Pension & Other Postretirement Benefit Plans

Bankshares sponsors qualified and nonqualified pension plans and other postretirement benefit plans for its employees.  The following table summarizes the components of the net periodic benefit cost for the pension plans for the nine months and quarters ended September 30, 2005 and 2004, respectively.

	For the 9 months ended September 30, 2005			For the 9 months ended September 30, 2004
(Dollars in thousands)	Qualified	Nonqualified	Total	Qualified	Nonqualified	Total
Service cost	$5,640	$455	$6,095	$4,716	$423	$5,139
Interest cost	8,457	121	8,578	7,647	303	7,950
Expected return on plan assets	(12,430)	—	(12,430)	(11,535)	—	(11,535)
Amortization of prior service cost	877	17	894	585	18	603
Recognized net actuarial (gain) loss	1,096	(139)	957	661	87	748
Amortization of transition asset	—	—	—	—	72	72
Net periodic benefit cost	$3,640	$454	$4,094	$2,074	$903	$2,977

	For the 3 months ended September 30, 2005			For the 3 months ended September 30, 2004
(Dollars in thousands)	Qualified	Nonqualified	Total	Qualified	Nonqualified	Total
Service cost	$1,980	$151	$2,131	$1,572	$141	$1,713
Interest cost	2,819	41	2,860	2,549	101	2,650
Expected return on plan assets	(4,143)	—	(4,143)	(3,845)	—	(3,845)
Amortization of prior service cost	292	5	297	195	6	201
Recognized net actuarial (gain) loss	365	(46)	319	307	29	336
Amortization of transition asset	—	—	—	—	24	24
Net periodic benefit cost	$1,313	$151	$1,464	$778	$301	$1,079

The following table summarizes the components of the net periodic benefit cost for the other postretirement benefit plans for the nine months and quarters ended September 30, 2005 and 2004, respectively.

	For the 9 months ended September 30,		For the 3 months ended September 30,
(Dollars in thousands)	2005	2004	2005	2004
Service cost	$400	$195	$133	$65
Interest cost	747	642	249	214
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial loss	264	125	88	44
Amortization of transition asset	—	—	—	—
Net periodic benefit cost	$1,411	$962	$470	$323

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

As previously disclosed in its financial statements for the year ended December 31, 2004, Bankshares generally makes cash contributions to the pension plan in amounts permitted by guidelines established under employee benefit and tax laws.  Bankshares currently estimates it will be able to contribute up to approximately $19 million to the pension plan for 2005.  Cash contributions are normally made after valuations have been finalized for the plan year and prior to the tax return filing date.  As of September 30, 2005, no contributions had been made.

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

In December 2004, the FASB issued Statement No. 123 (Revised 2004) (“SFAS No. 123R”) “Share-Based Payment,” which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements.  SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Share-based compensation arrangements include share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R requires all share-based payments to employees to be valued using a fair value method on the date of grant and expensed based on that fair value over the applicable vesting period. Bankshares adopted the cost recognition provision of SFAS No. 123 in 1995 and has been expensing compensation cost related to options.  SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows,” requiring the benefits of tax deductions in excess of recognized compensation cost be reported as financing instead of operating cash flows.  The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), which expresses the SEC’s views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. Additionally, SAB No. 107 provides guidance related to share-based payment transactions for public companies. Bankshares will be required to apply SFAS No. 123R as of the annual reporting period that begins after September 15, 2005. Bankshares does not anticipate this revision will have a material effect on its financial statements.

In November 2004, the Emerging Issues Task Force (“EITF”) published Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost. The Task Force requested that the FASB staff consider other impairment models within U.S. Generally Accepted Accounting Principles (“GAAP”) when developing its views. The Task Force also requested that the scope of the impairment issue be expanded to include equity investments and investments subject to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and that the issue be addressed by the Task Force as a separate EITF issue. At the EITF meeting, the Task Force reached a consensus on one issue that certain quantitative and qualitative disclosures should be required for securities accounted for under Statement 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Board ratified the consensus on that one issue at its November 25, 2004 meeting. In September 2004, the FASB directed the staff to issue two proposed FASB Staff Positions (“FSP”): Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-1-b, which delays the effective date of Issue 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. In September 2005, the FASB reach a decision whereby they declined to provide additional guidance on the meaning of other-than-temporary impairment. The FASB directed the staff to issue EITF 03-1a as final and to draft a new FSP that will replace EITF 03-01. Bankshares does not anticipate this revision will have a material effect on its financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

MERCANTILE BANKSHARES CORPORATION

HIGHLIGHTS

Consolidated Financial Results

Net income for the quarter ended September 30, 2005 was $71.0 million, a 25.0% increase over net income of $56.8 million for the same period in 2004 and a 4.5% increase over the $67.9 million reported for the second quarter of 2005.  For the quarter ended September 30, 2005, diluted net income per share was $0.86, an increase of 21.1% over the $0.71 reported for the same period of last year and a 2.4% increase over the $0.84 reported for the second quarter of this year.  Adjusted weighted average shares outstanding increased from 79.6 million for the quarter ended September 30, 2004, to 82.6 million for the quarter ended September 30, 2005.  The results of operations for Community Bank of Northern Virginia (“CBNV”) are included from the merger dates forward.

Net interest income for the quarter ended September 30, 2005 increased 15.2% to $159.2 million from $138.2 million for the same period of last year. The growth in net interest income was attributable to a 15.9% growth in average loans and a seven (7) basis point improvement in the net interest margin, which was driven by a twenty-three basis point improvement in the effect of noninterest-bearing funds, which consist primarily of demand deposits and shareholders’ equity.

At September 30, 2005, nonperforming assets amounted to $27.8 million, or 0.24% of period-end loans and other real estate owned, a decline from $39.3 million at September 30, 2004. Nonperforming assets were $27.7 million at June 30, 2005. The comparable nonperforming ratios were 0.39% and 0.24% at September 30, 2004 and June 30, 2005, respectively.

Noninterest income for the quarter ended September 30, 2005 increased 17.0% to $63.1 million from $53.9 million for the same period last year, while noninterest expenses increased 9.2% to $108.4 million from $99.2 million.

Bankshares also reports cash operating earnings, defined as “GAAP” (Generally Accepted Accounting Principles) earnings excluding the amortization of intangible assets associated with purchase accounting for business combinations; securities gains and losses; and other significant gains, losses or expenses (such as those associated with integrating acquired entities’ operations into Bankshares) unrelated to Bankshares’ core operations.  Cash operating earnings totaled $72.9 million for the third quarter of 2005, an increase of 23.1% over the $59.2 million for the same period in 2004 and an 8.6% increase over the $67.1 million for the second quarter of 2005.  Diluted cash operating earnings per share for the third quarter of 2005 and 2004 were $0.89 and $0.74, respectively and $0.83 per share for the second quarter of 2005.  A reconciliation of net income (GAAP basis) to cash operating earnings can be found on page 37 of this filing.

Management believes that reporting several key measures based on cash operating earnings and tangible equity (equity less intangible assets and their related amortization expense) is important, as this is the general basis for measuring the adequacy of capital for regulatory purposes.  For the quarter ended September 30, 2005, return on average assets was 1.75%, return on average tangible equity was 19.62% and average tangible equity to average tangible assets was 9.53%.  Comparable ratios for the three months ended September 30, 2004 were 1.60%, 17.63% and 9.67%, respectively.  A reconciliation of these ratios to their respective GAAP basis ratios can be found on page 37 of this filing.

For the first nine months of 2005, net income was $201.5 million, an increase of 19.3% over the $168.8 million reported for the same period in 2004. Diluted net income per share was $2.48, an increase of 17.5% over the $2.11 reported for the same period last year. For the nine months ended September 30, 2005, compared to the same period in 2004, cash operating earnings were $203.1 million versus $173.3 million.  Diluted cash operating earnings per share for these periods were $2.51 and $2.17, respectively.  The ratios of return on average assets, return on average tangible equity and average tangible equity to average tangible assets for year-to-date 2005 were 1.76%, 19.29% and 9.73% respectively.  These ratios for the same period last year were 1.62%, 17.94%, and 9.65%, respectively.

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

Banking

The Banking segment consists of 11 affiliate banks and mortgage banking activities.

In the second quarter of 2005, Bankshares consolidated Fidelity Bank into Farmers & Mechanics. The consolidation of these banks allows the surviving bank, Farmers & Mechanics, to serve its local customers with greater size and expertise. Also, in the second quarter of 2005, Mercantile Potomac Bank merged into Mercantile-Safe Deposit and Trust Company (“MSD&T”). This combination allows Bankshares to provide the resources necessary for expansion into the Washington, D.C. and Northern Virginia markets. Further the acquisition of CBNV into the Mercantile Potomac Division of Mercantile-Safe Deposit and Trust Company was completed in the second quarter. Mercantile Potomac Bank and Fidelity Bank will continue to serve their respective markets under their own names with local leadership and decision-making.

Net income for the nine months ended September 30, 2005 was $203.1 million. This represented a $33.2 million, or 19.5%, increase over the same period last year. The Banking segment was the primary beneficiary of the CBNV acquisition. For the first nine months of 2005 compared to the same period last year, net interest income increased by $53.2 million, or 13.2%, to $455.0 million. Growth in average earning assets of $1.3 billion was largely attributable to growth in average loans of 13.3% to which the CBNV acquisition contributed less than 1%. Banking had a smaller provision for loan losses compared to the same period in 2004 as credit quality remained strong.

Noninterest income increased year-over-year by $13.1 million due to a $3.1 million increase from nonmarketable investments, a $2.0 million increase in mortgage banking related fees, a $1.7 million increase in loan charges and fees, a $1.4 million increase in insurance revenue and a $1.7 million increase in electronic banking fees.

Noninterest expenses increased by $21.0 million for the first nine months of 2005 compared with the same period in 2004. Salaries and benefits grew by $9.9 million, with $2.3 million of additional personnel expense from CBNV, incentive compensation linked to improved operating performance increased $9.0 million and higher pension expense increased $1.4 million. Occupancy expense increased by $2.3 million, promotional expenses increased by $1.0 million and outsourcing expense increased by $4.1 million over the same period in 2004.

Investment & Wealth Management

Net income increased $1.5 million or 18.4% to $9.8 million for the nine months ended September 30, 2005 compared to the same period last year.

At September 30, 2005, assets under administration in IWM were $46.4 billion, a decrease of $0.1 billion from the same period last year. IWM had assets under management of $21.9 billion at September 30, 2005, an increase of $0.5 billion from September 30, 2004.

Revenues for the first nine months of 2005 increased $4.1 million, or 6.1%, over the same period last year. Stronger equity markets and net new sales across both mutual funds and separately managed accounts favorably affected IWM revenues.  Noninterest expenses increased by $2.0 million or 4.0% to $52.8 million for the first nine months of 2005 from $50.7 million for the same period last year. The increase in noninterest expense was related primarily to salaries and benefits.

Other

The components in the “Other” column consist of amounts for the nonbanking affiliates, unallocated corporate expenses and intercompany eliminations.

For the first nine months of 2005 compared to the same period in 2004, noninterest income increased $5.6 million due primarily to income from nonmarketable investments. Noninterest expense increased $3.4 million. The “adjustments” line represents corporate allocations from the lead bank (MSD&T).

BANKSHARES EARNINGS PERFORMANCE

Analysis of Interest Rates and Interest Differentials

The following table presents the distribution of the average consolidated balance sheet, interest income/expense and annualized yields earned and rates paid through the nine months ended September 30, 2005 and 2004.

	For the 9 months ended September 30,
	2005			2004
	Average	Income (1)	Yield (1)	Average	Income (1)	Yield (1)
(Dollars in thousands)	Balance (2)	/ Expense	/ Rate	Balance (2)	/ Expense	/ Rate
Earning assets
Loans:
Commercial and leasing	$2,896,725	$136,123	6.28%	$2,695,949	$105,371	5.22%
Commercial real estate	3,370,926	163,681	6.49	2,875,824	126,425	5.87
Construction	1,439,235	72,480	6.73	1,120,125	44,398	5.29
Residential real estate	1,749,577	77,867	5.95	1,630,638	73,526	6.02
Home equity lines	505,630	22,016	5.82	438,836	14,287	4.35
Consumer	909,631	39,435	5.80	835,503	38,844	6.21
Total loans	10,871,724	511,602	6.29	9,596,875	402,851	5.61
Federal funds sold, et al	43,658	1,544	4.73	64,391	1,088	2.26
Securities:
Taxable securities
U.S. Treasury and government agencies	1,413,240	35,747	3.38	1,557,396	43,653	3.74
Mortgage-backed	1,375,285	41,305	4.02	1,253,440	35,961	3.83
Other investments (3)	63,765	1,763	3.70	53,642	1,172	2.92
Tax-exempt securities
States and political subdivisions	87,760	3,885	5.92	97,662	4,135	5.66
Total securities	2,940,050	82,700	3.76	2,962,140	84,921	3.83
Interest-bearing deposits in other banks	197	2	1.15	158	1	1.08
Total earning assets	13,855,629	595,848	5.75	12,623,564	488,861	5.17
Cash and due from banks	306,434			293,399
Bank premises and equipment, net	144,362			141,641
Other assets	1,121,574			985,243
Less: allowance for loan losses	(153,268)			(158,289)
Total assets	$15,274,731			$13,885,558
Interest-bearing liabilities
Deposits:
Savings	$1,447,797	3,983	0.37	$1,418,775	3,107	0.29
Checking plus interest accounts	1,399,352	1,719	0.16	1,276,945	1,407	0.15
Money market	1,606,528	14,653	1.22	1,570,271	6,625	0.56
Time deposits $100,000 and over	1,574,236	35,254	2.99	1,300,907	18,534	1.90
Other time deposits	2,088,820	39,671	2.54	1,950,974	31,109	2.13
Total interest-bearing deposits	8,116,733	95,280	1.57	7,517,872	60,782	1.08
Short-term borrowings	1,069,792	17,228	2.15	924,411	4,889	0.71
Long-term debt	743,381	23,634	4.25	646,281	16,035	3.31
Total interest-bearing funds	9,929,906	136,142	1.83	9,088,564	81,706	1.20
Noninterest-bearing deposits	3,135,048			2,807,004
Other liabilities and accrued expenses	151,653			131,413
Total liabilities	13,216,607			12,026,981
Shareholders’ equity	2,058,124			1,858,577
Total liabilities & shareholders’ equity	$15,274,731			$13,885,558
Net interest rate spread		$459,706	3.92%		$407,155	3.97%
Effect of noninterest-bearing funds			0.52			0.34
Net interest margin on earning assets			4.44%			4.31%
Tax-equivalent adjustment included in:
Loan income		$3,467			$3,434
Investment securities income		1,547			1,650
Total		$5,014			$5,084

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

Analysis of Interest Rates and Interest Differentials

The following table presents the distribution of the average consolidated balance sheet, interest income/expense and annualized yields earned and rates paid for the third quarters of 2005 and 2004.

	For the 3 months ended September 30,
	2005			2004
	Average	Income (1)	Yield (1)	Average	Income (1)	Yield (1)
(Dollars in thousands)	Balance (2)	/ Expense	/ Rate	Balance (2)	/ Expense	/ Rate
Earning assets
Loans:
Commercial and leasing	$2,914,761	$48,635	6.62%	$2,744,195	$36,848	5.34%
Commercial real estate	3,610,170	60,538	6.65	2,969,515	44,121	5.91
Construction	1,544,082	28,077	7.21	1,142,921	15,775	5.49
Residential real estate	1,775,023	26,771	5.98	1,687,813	25,017	5.90
Home equity lines	517,798	8,126	6.23	460,044	5,111	4.42
Consumer	1,027,897	14,797	5.71	821,305	12,400	6.01
Total loans	11,389,731	186,944	6.51	9,825,793	139,272	5.64
Federal funds sold, et al	57,932	759	5.20	50,035	449	3.57
Securities:
Taxable securities
U.S. Treasury and government agencies	1,431,397	12,078	3.35	1,571,102	14,190	3.59
Mortgage-backed	1,455,475	14,608	3.98	1,228,539	11,858	3.84
Other investments (3)	62,318	526	3.35	65,264	476	2.90
Tax-exempt securities
States and political subdivisions	93,683	1,390	5.89	90,721	1,328	5.82
Total securities	3,042,873	28,602	3.73	2,955,626	27,852	3.75
Interest-bearing deposits in other banks	200	1	1.02	158	—	1.08
Total earning assets	14,490,736	216,306	5.92	12,831,612	167,573	5.20
Cash and due from banks	326,515			296,203
Bank premises and equipment, net	147,248			141,536
Other assets	1,257,846			990,468
Less: allowance for loan losses	(157,177)			(160,331)
Total assets	$16,065,168			$14,099,488
Interest-bearing liabilities
Deposits:
Savings	$1,420,283	1,519	0.42	$1,457,432	1,080	0.29
Checking plus interest accounts	1,428,344	626	0.17	1,291,808	472	0.15
Money market	1,692,684	6,566	1.54	1,556,212	2,168	0.55
Time deposits $100,000 and over	1,674,265	13,939	3.30	1,299,918	6,214	1.90
Other time deposits	2,295,608	15,941	2.76	1,918,216	10,208	2.12
Total interest-bearing deposits	8,511,184	38,591	1.80	7,523,586	20,142	1.07
Short-term borrowings	1,185,142	7,702	2.58	942,789	1,990	0.84
Long-term debt	797,527	8,990	4.47	641,264	5,575	3.46
Total interest-bearing funds	10,493,853	55,283	2.09	9,107,639	27,707	1.21
Noninterest-bearing deposits	3,240,806			2,984,130
Other liabilities and accrued expenses	151,094			129,875
Total liabilities	13,885,753			12,221,644
Shareholders’ equity	2,179,415			1,877,844
Total liabilities & shareholders’ equity	$16,065,168			$14,099,488
Net interest rate spread		$161,023	3.83%		$139,866	3.99%
Effect of noninterest-bearing funds			0.58			0.35
Net interest margin on earning assets			4.41%			4.34%
Tax-equivalent adjustment included in:
Loan income		$1,230			$1,155
Investment securities income		551			529
Total		$1,781			$1,684

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

Rate / Volume Analysis

A rate/volume analysis, which demonstrates changes in interest income and expense for significant assets and liabilities, appears below.

	For the 9 months ended September 30, 2005 vs. 2004			For the 3 months ended September 30, 2005 vs. 2004
	Due to variances in			Due to variances in
(Dollars in thousands)	Total	Rates	Volumes (5)	Total	Rates	Volumes (5)
Interest earned on:
Loans:
Commercial and leasing (1)	$30,052	$21,414	$9,338	$11,787	$8,840	$2,947
Commercial real estate (2)	37,256	13,332	23,924	16,417	5,553	10,864
Construction (3)	28,082	12,052	16,030	12,302	4,964	7,338
Residential real estate	4,341	(885)	5,226	1,754	370	1,384
Home equity lines	7,729	4,834	2,895	3,015	2,095	920
Consumer	591	(2,587)	3,178	2,397	(611)	3,008
Taxable securities (4)	(1,971)	(1,560)	(411)	688	(162)	850
Tax-exempt securities (4)	(250)	192	(442)	62	14	48
Federal funds sold, et al	457	1,191	(734)	311	206	105
Interest-bearing deposits in other banks	—	—	—	—	—	—
Total interest income	106,987	47,983	59,004	48,733	21,269	27,464

Interest paid on:
Savings deposits	876	799	77	439	476	(37)
Checking plus interest deposits	312	163	149	154	93	61
Money market accounts	8,028	7,703	325	4,398	3,863	535
Time deposit $100,000 and over	16,720	10,616	6,104	7,725	4,591	3,134
Other time deposits	8,562	5,973	2,589	5,733	3,084	2,649
Short-term borrowings	12,339	10,002	2,337	5,712	4,132	1,580
Long-term debt	7,599	4,527	3,072	3,415	1,638	1,777
Total interest expense	54,436	39,783	14,653	27,576	17,877	9,699
Net interest earned	$52,551	$8,200	$44,351	$21,157	$3,392	$17,765

(1)          Interest year-to-date tax-equivalent adjustment of $2.3 million and $2.3 million for 2005 and 2004, respectively, and quarter-to-date tax-equivalent adjustment of $0.8 million and $0.7 million for 2005 and 2004, respectively, are included in the commercial loan rate variances.

(2)          Interest year-to-date tax-equivalent adjustment of $0.4 million and $0.4 million for 2005 and 2004, respectively, and quarter-to-date tax-equivalent adjustment of $0.2 million and $0.1 million for 2005 and 2004, respectively, are included in the commercial real estate loan rate variances.

(3)          Interest year-to-date tax-equivalent adjustment of $0.7 million and $0.7 million for 2005 and 2004, respectively, and quarter-to-date tax-equivalent adjustment of $0.3 and $0.2 million for 2005 and 2004, respectively, are included in the construction loan rate variances.

(4)          Interest year-to-date tax-equivalent adjustment of $1.5 million and $1.7 million for 2005 and 2004, respectively, and quarter-to-date tax-equivalent adjustment of $0.6 and $0.5 million for 2005 and 2004, respectively, are included in the investment securities rate variances.

(5)          Changes attributable to mix (rate and volume) are included in volume variance.

Net Interest Income and Net Interest Margin

In the third quarter of 2005 net interest income, on a tax-equivalent basis, was $161.0 million, compared with $139.9 million in the third quarter of 2004. This represented a $21.2 million, or 15.1% increase over the same period in 2004. The increase was due primarily to strong loan growth and a higher net interest margin.  Net interest income is affected by both changes in the amount and composition of interest-earning assets and interest-bearing liabilities and by changes in the level of interest rates.

The net interest margin increased to 4.41% in the third quarter of 2005 from 4.34% in the third quarter of 2004.  The increase was attributable to the benefit derived from the investment of noninterest-bearing funds. This benefit increased 23 basis points for the three months ended September 30, 2005 from the same period in 2004 to 58 basis points due primarily to a $272.9 million increase in net noninterest-bearing funds and the rising rate environment. The net interest spread decreased 16 basis point due to the average cost of interest-bearing liabilities increasing more than earning asset yields due primarily to declines in the yield on the securities and consumer loan portfolios. The net interest margin decreased five (5) basis points from the second quarter of 2005 due primarily to the inclusion of CBNV for a full quarter, the funding of $50 million in bank-owned life insurance during the quarter, the earnings from which are reported in noninterest income, and a decline in the yield on the investment securities portfolio.

Average earning assets for the three months ended September 30, 2005 increased $1.7 billion, or 12.9%, from the same period in 2004. The increase in average earning assets was driven primarily by a $1.6 billion increase, or 15.9%, in average loans of which CBNV contributed 6.8% based on $670.7 million of average acquired loans. During the third quarter of 2005, total average loan growth was driven by growth in commercial real estate of $640.7 million (up 21.6% year-over-year), construction of $401.2 million (up 35.1% year-over-year), commercial of $170.6 million (up 6.2% year-over-year), residential mortgage of $87.2 million (up 5.2% year-over-year), home equity of $57.8 million (up 12.6% year-over-year) and consumer of $206.6 million (up 25.2% year-over-year.)

Average investment securities for the third quarter of 2005 increased by $87.2 million, or 3.0%, from the same period of 2004, reflecting the acquisition of approximately $163.0 million in securities from CBNV. Bankshares utilizes the investment portfolio as part of its overall asset/liability management practices to minimize structural interest rate and market valuation risks associated with changes in interest rates. In connection with changing interest rates and its risk management activities, Bankshares made the decision to adjust the composition of the investment portfolio to include a greater proportion of short-term mortgage-backed securities, agency and asset-backed securities and a lesser proportion of U.S. Treasury securities. As a result, U.S. Treasury securities declined $265.3 million (35.6% year-over-year), while agency securities increased $125.6 million (15.2% year-over-year) and mortgage-backed securities increased $226.9 million (18.5% year-over-year). Refer to the “Interest Rate Risk” section for further information on the sensitivity of net interest income to changes in interest rates.

Average core deposits (total deposits less certificates of deposit of $100,000 and over) are an important contributor to growth in net interest income and in the net interest margin. This low-cost stable funding source increased 9.4% from the prior year with the CBNV acquisition contributing 5.3% of that growth based on $474.2 million in average acquired core deposits. Average core deposits were $10.1 billion and $9.2 billion for the three months ended September 30, 2005 and 2004, respectively. Average noninterest-bearing deposits for the third quarter of 2005 increased by $256.7 million, or 8.6%, compared with the same period in 2004. Total average interest-bearing deposits increased by $987.6 million, or 13.1%, for the third quarter of 2005 compared with the same period in 2004. The year-over-year increase in average interest-bearing deposits included increases in checking plus interest accounts of $136.5 million, or 10.6%, time deposits greater than $100,000 of $374.3 million, or 28.8%, other time deposits of $377.4 million, or 19.7%, and money market accounts of $136.5 million, or 8.8%, slightly offset by a decline in savings accounts of $37.1 million, or 2.6%.

Based on current market conditions, with an anticipation of a continued measured increase in the overall rate environment, management believes we are well-positioned, as pricing pressure on interest-bearing liabilities will partially offset an improvement in earning asset yields and the value of noninterest-bearing funds.

Taxable equivalent net interest income for the first nine months of 2005 increased to $459.7 million, or 12.9%, over the $407.2 million for the first nine months of last year due principally to 13.3% growth in average loans and a 13 basis point improvement in the net interest margin. The net interest margin increased from 4.31% to 4.44%. The increase in the net interest margin was largely attributable to the benefit derived from the investment of noninterest-bearing funds.  This benefit grew from 34 basis points in 2004 to 52 basis points in 2005.

Noninterest Income

	For the 9 months ended September 30,		% Change	For the 3 months ended September 30,		% Change
(Dollars in thousands)	2005	2004	2005/2004	2005	2004	2005/2004
Investment and wealth management	$71,505	$67,315	6.2%	$23,668	$22,396	5.7%
Service charges on deposit accounts	32,992	32,951	0.1	11,478	11,278	1.8
Mortgage banking-related fees:
Commercial	8,016	5,878	36.4	4,086	2,395	70.6
Residential	2,313	2,418	(4.3)	1,065	668	59.4
Total mortgage banking-related fees	10,329	8,296	24.5	5,151	3,063	68.2
Net investment securities gains / (losses)	458	534	(14.2)	(32)	(1)
Nonmarketable investments:
Private equity and other investments	7,069	2,391	195.7	39	1,628	(97.6)
Hedge funds	3,616	2,653	36.3	2,897	341	749.6
Bank-owned life insurance	2,998	2,377	26.1	1,254	798	57.1
Total nonmarketable investments	13,683	7,421	84.4	4,190	2,767	51.4
Other income:
Electronic banking fees	18,137	16,454	10.2	7,010	6,029	16.3
Charges and fees on loans	9,601	7,941	20.9	3,786	2,647	43.0
Insurance	11,578	10,312	12.3	3,480	3,218	8.1
All other income	12,726	6,977	82.4	4,343	2,524	72.1
Total other income	52,042	41,684	24.8	18,619	14,418	29.1
Total	$181,009	$158,201	14.4	$63,074	$53,921	17.0

Noninterest income for the quarter ended September 30, 2005 increased by $9.2 million, or 17.0%, to $63.1 million compared with $53.9 million for the same period in 2004.  Noninterest income increased 5.0% from the second quarter of 2005. The table above shows the major components of noninterest income.

Investment and wealth management revenue, representing the largest source of noninterest income, increased $1.3 million, or 5.7%, over the third quarter of 2004.  Stronger equity markets and net new sales across both mutual funds and separately managed accounts favorably affected IWM revenues.  Service charges on deposit accounts increased modestly for the third quarter of 2005 compared to both the third quarter of 2004 and the second quarter of 2005, with most of the increase coming from non-sufficient funds and overdraft fees.  Mortgage banking-related fees were $2.1 million or 68.2% higher than the third quarter of 2004 due to higher volumes in both the commercial and residential businesses.

Nonmarketable investment income represents revenues derived from investing in private equities, hedge funds-of-funds (“hedge funds”), securities acquired to meet various regulatory requirements and bank-owned life insurance (“BOLI”).  Nonmarketable investment income for the third quarter of 2005 increased $1.4 million over the third quarter of 2004.  The increase in nonmarketable investment income was due primarily to better performance by the hedge funds, which offset a decline in income from priviate equity and other investments.

Other income was $18.6 million for the third quarter of 2005, a $4.2 million, or 29.1%, increase over the $14.4 million for the same quarter last year.  The increase was due primarily to a $1.0 million increase in electronic banking fees, a $1.1 million increase in charges and fees on loans and a $1.3 million increase in capital markets-related revenues, which are reported in all other income.

For the nine months ended September 30, 2005, noninterest income increased by $22.8 million, or 14.4%, to $181.0 million compared with $158.2 million for the same period in 2004. This increase was due largely to a $4.2 million increase in investment and wealth management revenues, a $2.0 million increase in mortgage banking related fees, a $4.7 million increase in earnings from private equity investments and a $1.0 million increase from the hedge funds. Other income increased by $10.4 million. The largest contributors were a $2.7 million increase in gains from the sales of branches and an office building, a $1.7 million increase in electronic banking fees, a $1.7 million increase in charges and fees on loans, a $1.3 million increase from insurance-related fees and a $1.6 million increase in capital markets-related revenues.

Noninterest Expenses

	For the 9 months ended			For the 3 months ended
	September 30,		% Change	September 30,		% Change
(Dollars in thousands)	2005	2004	2005/2004	2005	2004	2005/2004
Salaries	$148,482	$138,173	7.5%	$51,748	$48,696	6.3%
Employee benefits	35,490	33,998	4.4	11,637	10,557	10.2
Net occupancy expense of bank premises	20,918	18,007	16.2	7,139	6,128	16.5
Furniture and equipment expenses	23,168	22,873	1.3	7,965	7,936	0.4
Communications and supplies	11,992	12,610	(4.9)	3,933	4,111	(4.3)
Other expenses:
Professional services	16,047	15,987	0.4	6,040	7,157	(15.6)
Advertising and promotional expenses	6,550	5,585	17.3	2,162	1,747	23.7
Electronic banking expense	10,443	8,458	23.5	4,025	3,299	22.0
Amortization of intangible assets	6,482	6,132	5.7	2,231	2,044	9.2
Outsourcing expense	8,166	4,037	102.3	3,093	1,351	128.9
All other expenses	24,710	20,110	22.9	8,409	6,191	35.8
Total other expenses	72,398	60,309	20.0	25,960	21,789	19.1
Total	$312,448	$285,970	9.3	$108,382	$99,217	9.2

Noninterest expenses for the three months ended September 30, 2005 increased by $9.2 million, or 9.2%, to $108.4 million compared with $99.2 million for the three months ended September 30, 2004. The table above shows the major components of noninterest expenses. This increase was due, in part, to the acquisition of CBNV.  CBNV added $2.9 million to noninterest expenses for the third quarter of 2005 of which $1.2 million was salary-related.

The efficiency ratio, a key measure of expense management, improved in the third quarter of 2005 compared with the same quarter of 2004. The efficiency ratio is computed by dividing noninterest expenses by the sum of net interest income on a tax-equivalent basis and noninterest income. Bankshares’ efficiency ratio was 48.36% for the three months ended September 30, 2005 compared with 51.20% for the three months ended September 30, 2004. On a non-GAAP basis, the cash operating efficiency ratio excludes the amortization of intangible assets associated with purchase accounting for business combinations; securities gains and losses; and other significant gains, losses or expenses (such as those associated with integrating acquired entities’ operations into Bankshares) unrelated to Bankshares’ core operations.  Bankshares’ cash operating efficiency ratio was 46.97% and 48.96% for the three months ended September 30, 2005 and 2004, respectively. For the reconciliation of GAAP to non-GAAP measures, see page 37 of this filing.

Salary expense increased $3.1 million or 6.3% from the third quarter of 2004. The acquisition of CBNV added $1.2 million to this expense category.  Salary expense also increased due to higher incentive compensation of $3.0 million, which is related to improved operating performance, and normal merit and staff increases of approximately $1.8 million, offset by a $2.2 million severance charge in the third quarter of 2004 related to the consolidation of eleven bank affiliates into four. Employee benefits increased $1.1 million, or 10.2%, primarily due to increases in payroll taxes, pension expense and medical premiums.

Net occupancy expense, which includes premises depreciation, rents, maintenance and utilities, increased $1.0 million, or 16.5%, over the prior year. This increase was related to the loss of outside tenant income of $1.2 million due to the sale of Bankshares’ headquarters building in December 2004.

Total other expenses were $4.2 million, or 19.1% higher than the same period last year.  This increase was due largely to a $1.7 million in outsourcing fees, which is mostly attributable to the IWM systems and back office conversion to SunGard.  The remaining increase was due to the acquisition of CBNV and higher accruals for external audit fees, charitable giving and advertising and promotional expenses.

Noninterest expense for the nine months ended September 30, 2005 increased to $312.4 million or 9.3% over the $286.0 million for the nine months ended September 30, 2004. The increase was partially due to the acquisition of CBNV.  CBNV added $5.1 million to noninterest expenses for the nine months ended September 30, 2005. Salary expenses increased $10.3 million. This increase was primarily due to $2.3 million related to the CBNV acquisition and higher incentive compensation accruals of $6.5 million related to better year-over-year performance with the remaining increase due to normal merit and staff increases. Employee benefits increased $1.5 million due to higher pension expense.  Net occupancy expense increased $2.9 million and was related to the loss of outside tenant income of $3.9 million due to the sale of Bankshares’ headquarters building in December 2004. Finally, other expenses were $12.1 million, or 20.0%, higher than the prior year. This increase was primarily attributable to a $1.0 million increase in advertising and promotion, a $2.0 million increase in volume-related electronic banking fees, a $4.1 million increase in outsourcing fees primarily related to the IWM systems and back office conversion to SunGard, a $1.3 million settlement related to a previously announced litigation matter, $1.2 million in higher charitable contributions and approximately $1.1 million in merger-related charges in connection with the CBNV acquisition.

ANALYSIS OF FINANCIAL CONDITION

At September 30, 2005 compared with September 30, 2004, total assets increased $2.1 billion, or 14.7%. At September 30, 2005 compared with December 31, 2004, total assets increased $2.0 billion, or 13.7%.  This increase is attributable to organic loan growth of  $546.9 million year-over-year and the acquisition of CBNV on May 18, 2005, which had total assets of approximately $888.2 million, loans of $671.0 million, investment securities of $168.8 million, deposits of $626.9 million and borrowings of $193.5 million.

A comparative schedule of average balances is included in the table on pages 20 and 21.

Securities Available-for-Sale

The securities available-for-sale portfolio includes both debt and marketable equity securities. Bankshares holds debt securities available-for-sale primarily for liquidity, interest rate risk management and yield enhancement purposes. Accordingly, this portfolio primarily includes very liquid, high quality federal agency-backed debt securities. At September 30, 2005, the portfolio totaled $3.1 billion of debt securities available-for-sale, compared with $2.9 billion at December 31, 2004. The increase in the investment portfolio was due primarily to additional investment securities from the CBNV acquisition, which at acquisition totaled $168.8 million. There were 88 securities in a continuous loss position for 12 months or more at September 30, 2005, which consisted primarily of mortgage-backed securities. Because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, no other-than-temporary impairment was recorded at September 30, 2005. There was a net unrealized loss on debt securities available-for-sale of $39.8 million and $4.1 million at September 30, 2005 and December 31, 2004, respectively.

The weighted-average expected maturity of debt securities available-for-sale was 2.0 years at September 30, 2005 compared with 2.4 years at December 31, 2004.  Since approximately 49% of this portfolio is mortgage-backed securities, the expected remaining maturity may differ from contractual maturity because borrowers may have the right to prepay obligations before the underlying mortgages mature.  See Note No. 4 “Investment Securities” to the Financial Statements for securities available-for-sale by security type.

Loan Portfolio

Total loans at September 30, 2005 were $11.4 billion, compared with $10.2 billion at December 31, 2004, an increase of 11.9%. The CBNV acquisition and strong organic growth in commercial real estate and construction lending drove the increase in total loans.  The CBNV acquisition added $671.0 million in loans and contributed approximately 6.6% of the loan growth.  Construction loans totaled $1.5 billion at September 30, 2005, compared with $1.3 billion at December 31, 2004, an increase of $275.3 million ($144.2 million from CBNV) or 21.7%.  Commercial real estate loans increased $515.5 million ($275.9 million from CBNV) or 16.5% from the beginning of the year.  Residential loans increased $100.8 million ($10.1 million from CBNV) or 6.0% from the beginning of the year.  Home equity loans increased $24.8 million ($4.5 million from CBNV).  Consumer loans increased $242.6 million ($169.0 million from CBNV of primarily indirect automobile loans) or 30.4% from December 31, 2004.  Commercial loans increased $58.8 million (67.3 million from CBNV) or 2.0%.  Total loans at September 30, 2005 increased $1.4 billion or 14.3% over September 30, 2004.

The table below presents the composition of the loan portfolio at September 30, 2005, December 31, 2004 and September 30, 2004.

		% of		% of		% of
	September 30,	Total	December 31,	Total	September 30,	Total
(Dollars in thousands)	2005	Loans	2004	Loans	2004	Loans
Commercial and leasing	$2,925,445	25.6%	$2,866,693	28.0%	$2,841,088	28.4%
Commercial real estate	3,638,238	31.8	3,122,701	30.5	3,022,463	30.2
Construction	1,543,633	13.5	1,268,350	12.4	1,170,704	11.7
Residential real estate	1,778,684	15.5	1,677,932	16.4	1,692,700	16.9
Home equity lines	520,214	4.5	495,462	4.9	473,089	4.7
Consumer	1,039,845	9.1	797,295	7.8	814,270	8.1
Total loans at end of period	$11,446,059	100.0%	$10,228,433	100.0%	$10,014,314	100.0%

Deposits

Deposits, which represent Bankshares’ primary source of funds, are offered through 238 branches primarily in Maryland, Virginia, Delaware, and Washington, D.C.  At September 30, 2005, total deposits increased 12.3% or $1.3 billion compared to the year-earlier period with the CBNV acquisition contributing 5.9% of that growth based on $626.9 million in acquired deposits. Organic growth in deposits was in core deposits from customers in the local markets. The affiliate banking model positions Bankshares to compete not only with the large national and regional banking companies in the gathering of these funds, but also with local community banks. Based on historical experience, Bankshares expects to retain these deposits in a rising interest rate environment although pricing pressure is expected to persist.

The table below presents the composition of deposits at September 30, 2005, December 31, 2004 and September 30, 2004.

				% change
	September 30,	December 31,	September 30,	September 30, 2005 /	September 30, 2005 /
(Dollars in thousands)	2005	2004	2004	December 31, 2004	September 30, 2004
Noninterest bearing deposits	$3,329,331	$3,049,031	$3,167,398	9.2%	5.1%
Savings	1,385,106	1,449,313	1,445,978	(4.4)	(4.2)
Checking plus interest	1,454,488	1,377,981	1,310,415	5.6	11.0
Money market	1,830,111	1,588,445	1,613,362	15.2	13.4
Time deposits $100,000 and over	1,766,250	1,393,907	1,325,049	26.7	33.3
Other time deposits	2,274,620	1,940,522	1,859,881	17.2	22.3
Total deposits at end of period	$12,039,906	$10,799,199	$10,722,083	11.5	12.3

Total deposits at September 30, 2005, were $12.0 billion, an increase of $1.2 billion, or 11.5%, over December 31, 2004. The increase in total deposits was primarily attributable to the $626.9 million of deposits from CBNV with the main account concentration being in time certificates of deposit.  Non-interest bearing checking accounts grew to $3.3 billion at September 30, 2005 an increase of $280.3 million, or 9.2%, over December 31, 2004 of which CBNV contributed $107.8 million.  Interest-bearing deposits, which represent approximately 73% of total deposits, were $8.7 billion at September 30, 2005, compared to $7.8 billion at December 31, 2004, an increase of $960.4 million, or 12.4% of which CBNV contributed $519.1 million.  Checking plus interest accounts increased  $76.5 million, or 5.6%, of which CBNV contributed $19.7 million.  Savings accounts declined by  $64.2 million, or 4.4%, as the $11.2 million in additional savings accounts from CBNV were offset by a $75.4 million decline in existing deposits as customers sought the higher rates offered by premium money market and certificate of deposit accounts.  Money market accounts increased $241.7 million, or 15.2%, of which CBNV contributed $56.8 million.  Time deposits greater than $100,000 increased by $372.3 million, or 26.7%, of which CBNV contributed $152.7 million.  Other time deposits increased by $334.1 million, or 17.2%, of which CBNV contributed $278.7 million.

Borrowings

Bankshares utilizes both short-term and long-term borrowings to fund growth of earning assets in excess of deposit growth. Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, were $1.3 billion at September 30, 2005, compared with $887.9 million at December 31, 2004.  Short-term funding is managed to levels deemed appropriate given alternative funding sources.  The increase of  $378.8 million, or 42.7%, in short-term borrowings reflected an increase in customer securities sold under agreements to repurchase as well as increased usage of the overnight funding markets to support loan growth and fund the $82.9 million cash portion of the CBNV acquisition.  Long-term debt was $780.1 million at September 30, 2005, an increase of $89.1 million, or 12.9%, compared with $691.0 million at December 31, 2004.  The increase in long-term debt was primarily the result of $116.2 million of additional FHLB advances and subordinated debt assumed in the CBNV acquisition.

Capital

Shareholders’ equity at September 30, 2005 was $2.2 billion, an increase of $233.7 million from December 31, 2004. This increase reflected the shares issued in the CBNV acquisition that were valued at $124.3 million. Bankshares has authorization enabling it to repurchase up to approximately 0.5 million additional shares.  For more information on capital adequacy see Footnote No. 9 “Capital Adequacy.”

RISK MANAGEMENT

Credit Risk Analysis

Bankshares’ loans and commitments are substantially to borrowers located within our immediate region. Bankshares has set an internal limit for each affiliate bank that is well below the regulatory limit, on the maximum amount of credit that may be extended to a single borrower.  For more information on credit risk see “Risk Management – Credit Risk Analysis” in the Mercantile Bankshares Corporation’s 2004 Annual Report on Form 10-K.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, renegotiated loans and other real estate owned (i.e., real estate acquired in foreclosure or in lieu of foreclosure).  With respect to nonaccrual loans, Bankshares’ policy is that, regardless of the value of the underlying collateral and/or guarantees, no interest is accrued on the entire balance once either principal or interest payments on any loan become 90 days past due at the end of a calendar quarter.  All accrued and uncollected interest on such loans is charge against interest income and is recognized only as collected.  If a loan is impaired and has a specific loss allocation based on an analysis under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan – An Amendment of FASB Statements No. 5 and 15,” all payments are then applied against the loan’s principal.  A loan may be put on nonaccrual status sooner than this standard if, in management’s judgment, such action is warranted.

During the nine months ended September 30, 2005, nonperforming assets decreased $3.3million to $27.8 million from $31.1 million at December 31, 2004.  Nonaccrual loans were $27.0 million at September 30, 2005 and other real estate owned, the other component of nonperforming assets, was $0.8 million.  Nonperforming assets as a percent of period-end loans and other real estate owned were 0.24% at September 30, 2005 and 0.30% at December 31, 2004, respectively.  The decrease in nonperforming loans was due primarily to improvement in credit quality at the lead bank, MSD&T.

At September 30, 2005 and December 31, 2004, monitored loans, or loans with characteristics suggesting that they could be classified as nonperforming in the near future, were $3.4 million and $6.4 million, respectively.  Contributing to this decrease was the elimination of the one remaining loan secured by a commercial aircraft. The amount of loans past due 30-89 days increased from $51.5 million at December 31, 2004 to $57.3 million at September 30, 2005.  At the acquisition date, Bankshares determined that two loans at CBNV came under the scope of SOP 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.”  These loans have a $4.9 million contractual balance and a $3.5 million carrying value at September 30, 2005.  The accretable yield on these loans for the quarter was $96 thousand.  For additional information on these loans see Note No.5 “Impaired Loans”

The table below presents a comparison of nonperforming assets at September 30, 2005, December 31, 2004 and September 30, 2004.

	September 30,	December 31,	September 30,
(Dollars in thousands)	2005	2004	2004
Nonaccrual loans (1)
Commercial and leasing	$21,065	$25,510	$32,401
Commercial real estate	3,240	1,959	2,925
Construction	377	9	25
Residential real estate	1,845	2,748	2,675
Home equity lines	89	300	256
Consumer	406	372	620
Total	27,022	30,898	38,902
Renegotiated loans (1)	—	—	—
Loans contractually past due 90 days or more and still accruing interest	—	—	—
Total nonperforming loans	27,022	30,898	38,902
Other real estate owned	777	212	388
Total nonperforming assets	$27,799	$31,110	$39,290
Nonperforming loans as a percent of
period-end loans	0.24%	0.30%	0.39%
Nonperforming assets as a percent of
period-end loans and other real estate owned	0.24%	0.30%	0.39%

(1)          Aggregate gross interest income of $1.9 million, $2.5 million and $2.0 million for the first nine months of 2005, the year 2004 and the first nine months of 2004, respectively, on nonaccrual and renegotiated loans, would have been recorded if these loans had been accruing on their original terms throughout the period or since origination if held for part of the period.  The amount of interest income on the nonaccrual and renegotiated loans that was recorded totaled $0.5 million, $0.8 million and $0.6 million for the first nine months of 2005, the year 2004 and the first nine months of 2004, respectively.

Allowance and Provision for Loan Losses

Each Bankshares affiliate is required to maintain an allowance for loan losses adequate to absorb losses inherent in the loan portfolio. Each affiliate’s reserve is dedicated to that affiliate only and is not available to absorb losses from another affiliate.  Management at each affiliate, along with Bankshares’ management, conducts a regular review to assure adequacy.  On a periodic basis, significant credit exposures, nonperforming loans, impaired loans, historical losses by loan type and various statistical measurements of asset quality are examined to assure the adequacy of the allowance for loan losses. Management believes that the allowance for loan losses is adequate to absorb losses inherent in the portfolio.

The allowance for loan losses has been established through provisions for loan losses charged against income. Loans deemed uncollectible are charged against the allowance for loan losses and any subsequent recoveries are credited to the allowance.  Intensive collection efforts continue after charge-off in order to maximize recovery amounts.  A $1.6 million provision for possible loan losses was taken for the nine months ended September 30, 2005. This compares with a $7.2 million provision for the nine months ended September 30, 2004. The decline in the provision reflects the charge-off of several nonperforming loans during the fourth quarter of 2004, an improved economy and improved credit quality measures within Bankshares’ Affiliate Banks. Net charge-offs were $0.5 million for the nine month ended September 30, 2005, compared with $1.1 for the nine months ended September 30, 2004. The allowance for loan losses increased between December 31, 2004 and September 30, 2005 primarily as a result of the acquired allowance of CBNV, which after the application of SOP 03-3, was approximately $7.1 million. The allowance for loan losses as a percent of period-end loans decreased to 1.37% at September 30, 2005 from 1.46% at December 31, 2004 and 1.61% at September 30, 2004. The reduction in the allowance as a percentage of total loans is attributable to improved credit quality as well as the acquired loan portfolio, which resulted in a lower required allowance as a percentage of loans.

The following table presents a summary of the activity in the Allowance for Loan Losses.

	For the 9 months ended September 30,		For the 3 months ended September 30,
(Dollars in thousands)	2005	2004	2005	2004
Allowance balance - beginning	$149,002	$155,337	$157,101	$158,431
Allowance of acquired bank	7,086
Charge-offs:
Commercial and leasing	(2,252)	(1,092)	(570)	(147)
Commercial real estate	(32)	(67)	—	(39)
Construction	—	—	—	—
Residential real estate	(42)	(377)	(28)	(255)
Home equity lines	(69)	(46)	—	—
Consumer	(2,430)	(3,419)	(1,112)	(1,081)
Total	(4,825)	(5,001)	(1,710)	(1,522)
Recoveries:
Commercial and leasing	1,813	1,515	233	1,178
Commercial real estate	151	51	27	25
Construction	446	4	445	—
Residential real estate	232	358	167	167
Home equity lines	—	95	—	94
Consumer	1,695	1,861	93	626
Total	4,337	3,884	965	2,090
Net (charge-offs) / recoveries	(488)	(1,117)	(745)	568
Provision for loan losses	1,576	7,221	820	2,442
Allowance balance - ending	$157,176	$161,441	$157,176	$161,441
Average loans	$10,871,724	$9,596,875	$11,389,731	$9,825,793
Percent of net charge-offs / (recoveries), (annualized), to average loans	0.01%	0.02%	0.03%	(0.02)%
Period-end loans	$11,446,059	$10,014,314
Percent of allowance for loan losses to period-end loans	1.37%	1.61%

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

EARNINGS SIMULATION MODEL PROJECTIONS

Bankshares assesses interest rate risk by comparing projected net interest income in the current rate environment with various interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of the change and the projected shape of the yield curve.  This analysis incorporates substantially all of Bankshares’ assets and liabilities and off-balance sheet instruments as of September 30, 2005.  Through these simulations, management estimates the impact on net interest income of a 200 basis point upward and 100 basis point downward change in interest rates. The following table summarizes the effect a positive 100 and 200 basis point parallel change and a negative 100 basis point parallel change in interest rates would have on Bankshares’ net interest income over the next 12 months.

	Calculated increase / (decrease) in
	projected net interest income
Change in interest rates	September 30,	December 31,
(basis points)	2005	2004
+200	3.3%	5.5%
+100	1.7%	2.8%
-100	(2.2)%	(2.9)%

At September 30, 2005, Bankshares’ interest sensitivity position remained asset sensitive.  Based on its most recent simulation model, Bankshares’ net interest income would increase by $10.9 million or 1.7% and $21.0 million or 3.3% if interest rates were to move up gradually over the next six months by 100 basis points or 200 basis points, respectively.  A downward movement of 100 basis points would reduce net interest income by $13.8 million or 2.2%.  Bankshares manages the interest rate risk profile within policy limits.  During the third quarter of 2005, Bankshares’ Asset/Liability Management Committee (“ALCO”) began measuring interest rate risk in a down 200 basis point scenario.  As of September 30, 2005 Bankshares was slightly outside of the policy guidelines. Given the rising rate environment, Bankshares’ ALCO has elected to measure the risk for decrease in interest rates at 100 basis points as a more probable scenario.  In response to action by the Federal Reserve to increase short-term interest rates, Bankshares’ prime interest rate continues to rise.  Bankshares has approximately $4.7 billion in loans that will reprice within the next quarter.  The effects of a rising rate environment on interest expense are less predictable due to customer behavior that may shift the mix of deposit products.  Approximately $1.6 billion in short and long-term debt will also be subject to rate increases within the next quarter.  As rates continue to rise, management expects, based on Bankshares’ interest sensitivity position, that the net interest margin and net interest income will expand modestly.

Bankshares also utilizes interest rate derivatives to hedge interest rate risk exposures. The credit risk amount and estimated net fair values of these derivatives as of September 30, 2005 and December 31, 2004 are presented in Note No. 11 (Derivative Instruments and Hedging Activities) to the Financial Statements. Derivatives are used for asset/liability management in three ways:

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

MARKET VALUE OF EQUITY MODELING

Bankshares also utilizes the market value of equity as a measurement tool in managing interest rate sensitivity.  The market value of equity measures the degree to which the market values of Bankshares’ assets and liabilities and off-balance sheet instruments will change given a change in interest rates.  ALCO guidelines limit the change in market value of equity in a 200 basis point parallel rate shock to 25% of the market value of equity assuming interest rates at September 30, 2005.  The up 200 basis point scenario resulted in a 2.7% decrease at September 30, 2005 and a 2.2% increase at December 31, 2004.  The down 200 basis point scenario resulted in an 2.1% decrease at September 30, 2005 and an 8.6% decrease at December 31, 2004.  At September 30, 2005 and December 31, 2004, Bankshares was within its policy guidelines.

The valuation analysis is dependent upon certain key assumptions about the nature of indeterminate maturities of assets and liabilities. Management estimates the average life and rate characteristics of asset and liability accounts based on historical analysis and management’s expectation of rate behavior.  These assumptions are periodically validated and updated.

Market Risk – Trading Activities

Bankshares provides capital market products to its customers. From a market risk perspective, Bankshares’ net income is exposed to changes in interest rates, credit spreads, and equities and their implied volatilities.  The primary purpose of Bankshares’ trading business is to accommodate customers in the management of their market price risks.  Derivative transactions executed with customers are simultaneously hedged in the capital markets. All derivatives transacted with customers used to hedge capital market transactions with customers are carried at fair value.  The ALCO establishes and monitors counterparty risk limits.  The notional amount, exposure amount and estimated net fair value of all customer accommodation derivatives at September 30, 2005 are included in Note No. 11 (Derivative Instruments and Hedging Activities) to the Financial Statements.

Market Risk – Equity Markets

Bankshares is directly and indirectly affected by changes in the equity markets.  Bankshares has made investments in private equities and hedge funds. These investments are made within capital allocations approved by management.  Management reviews these investments at least quarterly and assesses them for possible other-than-temporary impairment.  Private equity and hedge funds investments totaled $32.2 million and $61.7 million, respectively, at September 30, 2005 and $23.4 million and $74.8 million, respectively, at September 30, 2004.

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

Liquidity Risk

Liquidity risk is the possibility that Bankshares will not be able to fund present and future financial obligations.  The objective of liquidity management is to maintain the ability to meet commitments to fund loans, purchase securities and repay deposits and other liabilities in accordance with their terms.  To achieve this objective, the ALCO establishes and monitors liquidity guidelines that require sufficient asset-based liquidity to cover potential funding requirements and to avoid over-reliance on volatile, less reliable funding markets.  Debt securities in the available-for-sale portfolio provide liquidity, in addition to the immediately liquid resources of cash and due from banks and federal funds sold and securities purchased under resale agreements.  By limiting the maturity of securities and maintaining a conservative investment posture, management can rely on the investment portfolio to help meet any short-term funding needs. U.S. Treasury and agency securities, which provide the greatest liquidity, averaged $1.4 billion for the third quarter of 2005 and the second quarter of 2005, an 8.9% decrease from the average of $1.6 billion for the third quarter of 2004.

Core customer deposits have historically provided a substantial source of relatively stable, low-cost funds.  For the three months ended September 30, 2005, core deposits (total deposits less certificates of deposit of $100,000 and over) averaged $10.1 billion compared with $9.7 billion for the second quarter of 2005 and $9.2 billion for the third quarter of 2004.  Although not viewed as core deposits, a substantial portion of short-term borrowings comprised of securities sold under agreements to repurchase and commercial paper originate from core deposit relationships tied to an overnight cash management program offered to customers.  Long-term debt and short-term borrowings funded the remaining assets.

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

Liquidity is also available through Bankshares’ ability to raise funds in the capital markets.  Bankshares accesses capital markets for long-term funding by issuing registered debt and private placements.  As of September 2005, Moody’s Investors Service published their Mercantile Bankshares Corporation’s commercial paper rating of  “P-1” and the Corporation’s subordinated debt rating of “A2.”  Also in September 2005, Standard & Poor’s Ratings Service published their Bankshares’ rating of “A+/Stable/A-1” and counterparty rating of “A+/Stable/A-1. ” Rating agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, quality of the management team, business mix and level and quality of earnings.  For additional information see “Risk Management – Liquidity Risk” in the Mercantile Bankshares Corporation’s 2004 Annual Report on Form 10-K.

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

Supplemental Information by Quarter

Select Financial Data

(in thousands, except per share data)

						3Q 05	3Q 05
						vs	vs
	3Q 05	2Q 05	1Q 05	4Q 04	3Q 04	2Q 05	3Q 04
OPERATING RESULTS
Net interest income (1)	$159,242	$152,367	$143,083	$143,710	$138,182	4.5%	15.2%
Net interest income - taxable equivalent (1)	161,023	154,023	144,660	145,370	139,866	4.5	15.1
Provision for loan losses	820	—	756	—	2,442		(66.4)
Net income	70,956	67,873	62,627	60,612	56,785	4.5	25.0
PER COMMON SHARE DATA
Basic net income	$.87	$.84	$.79	$.77	$.72	3.6%	20.8%
Diluted net income	.86	.84	.78	.76	.71	2.4	21.1
Dividends paid	.38	.38	.35	.35	.35	—	8.6
Book value at period end	26.21	25.87	24.39	24.18	23.85	1.3	9.9
Market value at period end	53.88	51.53	50.86	52.20	47.96	4.6	12.3
Market range:
High	56.19	52.80	52.35	53.09	49.34	6.4	13.9
Low	51.19	48.58	48.40	47.07	44.18	5.4	15.9
AVERAGE BALANCE SHEET DATA
Total loans	$11,389,731	$10,899,263	$10,314,361	$10,084,344	$9,825,793	4.5%	15.9%
Total earning assets	14,490,736	13,840,991	13,221,167	13,056,972	12,831,612	4.7	12.9
Total assets	16,065,168	15,233,571	14,508,344	14,310,894	14,099,488	5.5	13.9
Total deposits	11,751,990	11,273,220	10,718,734	10,675,933	10,507,716	4.2	11.8
Shareholders’ equity	2,179,415	2,042,104	1,950,276	1,911,151	1,877,844	6.7	16.1
STATISTICS AND RATIOS (Net income annualized)
Return on average assets	1.75%	1.79%	1.75%	1.68%	1.60%
Return on average equity (2)	12.92	13.33	13.02	12.62	12.03
Return on average tangible equity (2)	19.62	19.64	18.57	18.16	17.63
Average equity to average assets (2)	13.57	13.41	13.44	13.35	13.32
Average tangible equity to average tangible assets (2)	9.53	9.67	10.00	9.84	9.67
Net interest rate spread - taxable equivalent	3.83	3.95	3.99	4.02	3.99
Net interest margin on earning assets - taxable equivalent	4.41	4.46	4.44	4.43	4.34
Efficiency ratio (1),(3)	48.36	48.54	49.45	52.70	51.20
Operating efficiency ratio (1),(3)	46.97	48.29	48.68	51.20	48.96
Dividend payout ratio	43.68	45.24	44.30	45.45	48.61

Bank offices	238	239	225	226	229	(1)	9
Employees	3,607	3,630	3,423	3,479	3,418	(23)	189
CREDIT QUALITY DATA AT PERIOD END
Net charge-offs / (recoveries)	$745	$(998)	$741	$12,439	$(568)	174.6%	231.2%
Nonaccrual loans	27,022	26,909	31,234	30,898	38,902	0.4	(30.5)
Restructured loans	—	—	—	—	—	—	—
Total nonperforming loans	27,022	26,909	31,234	30,898	38,902	0.4	(30.5)
Other real estate owned, net	777	777	145	212	388	—	100.3
Total nonperforming assets	27,799	27,686	31,379	31,110	39,290	0.4	(29.2)
CREDIT QUALITY RATIOS
Provision for loan losses (annualized) as a percent of period-end loans	.03%	—%	.03%	—%	.10%
Net charge-offs / (recoveries) - annualized as a percent of period-end loans	.03	(.04)	.03	.48	(.02)
Nonperforming loans as a percent of period-end loans	.24	.24	.30	.30	.39
Allowance for loan losses as a percent of period-end loans	1.37	1.38	1.43	1.46	1.61
Allowance for loan losses as a percent of nonperforming loans	581.66	583.82	477.10	482.24	414.99
Other real estate owned as a percent of period-end loans and other real estate owned	.01	.01	—	—	—
Nonperforming assets as a percent of period-end loans and other real estate owned	.24	.24	.30	.30	.39
Nonperforming assets as a percent of total assets	.17	.17	.21	.22	.27

(1),(2),(3)  See Reconciliation of Non-GAAP measures on page 37 for additional information.

Statements of Consolidated Income

(in thousands, except per share data)

						3Q 05	3Q 05
						vs	vs
	3Q 05	2Q 05	1Q 05	4Q 04	3Q 04	2Q 05	3Q 04
INTEREST INCOME
Interest and fees on loans	$185,714	$169,877	$152,544	$147,114	$138,117	9.3%	34.5%
Interest and dividends on investment securities:
Taxable interest income	26,686	25,374	24,992	25,809	26,048	5.2	2.4
Tax-exempt interest income	839	788	721	766	803	6.5	4.5
Other investment income	526	583	644	1,157	472	(9.8)	11.4
	28,051	26,745	26,357	27,732	27,323	4.9	2.7
Other interest income	760	442	344	414	449	71.9	69.3
Total interest income	214,525	197,064	179,245	175,260	165,889	8.9	29.3
INTEREST EXPENSE
Interest on deposits	38,591	31,384	25,305	22,621	20,142	23.0	91.6
Interest on short-term borrowings	7,702	5,484	4,042	2,955	1,990	40.4	287.0
Interest on long-term debt	8,990	7,829	6,815	5,974	5,575	14.8	61.3
Total interest expense	55,283	44,697	36,162	31,550	27,707	23.7	99.5

NET INTEREST INCOME	159,242	152,367	143,083	143,710	138,182	4.5	15.2
Provision for loan losses	820	—	756	—	2,442		(66.4)
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	158,422	152,367	142,327	143,710	135,740	4.0	16.7
NONINTEREST INCOME
Investment and wealth management	23,668	23,780	24,057	22,735	22,396	(0.5)	5.7
Service charges on deposit accounts	11,478	11,088	10,426	11,312	11,278	3.5	1.8
Mortgage banking-related fees	5,151	2,895	2,283	3,199	3,063	77.9	68.2
Investment securities gains and (losses)	(32)	76	414	705	(1)	(142..1)
Nonmarketable investments	4,190	4,222	5,271	4,001	2,767	(3.4)	51.4
Other income	18,619	18,005	15,418	13,776	14,418	3.5	29.1
Total noninterest income	63,074	60,066	57,869	55,728	53,921	5.0	17.0
NONINTEREST EXPENSES
Salaries	51,748	50,180	46,554	49,448	48,696	3.1	6.3
Employee benefits	11,637	11,956	11,897	10,678	10,557	(2.7)	10.2
Net occupancy expense of bank premises	7,139	6,857	6,922	6,300	6,128	4.1	16.5
Furniture and equipment expenses	7,965	7,924	7,279	8,566	7,936	0.5	0.4
Communications and supplies	3,933	4,019	4,040	4,294	4,111	(2.1)	(4.3)
Other expenses	25,960	22,977	23,461	26,702	21,789	13.0	19.1
Total noninterest expenses	108,382	103,913	100,153	105,988	99,217	4.3	9.2
Income before income taxes	113,114	108,520	100,043	93,450	90,444	4.2	25.1
Applicable income taxes	42,158	40,647	37,416	32,838	33,659	3.7	25.3
NET INCOME	$70,956	$67,873	$62,627	$60,612	$56,785	4.5	25.0

Weighted average shares outstanding	81,865	80,514	79,228	79,075	78,965	1.7	3.7
Adjusted weighted average shares outstanding	82,635	81,161	79,875	79,800	79,611	1.8	3.8
NET INCOME PER COMMON SHARE:
Basic	$.87	$.84	$.79	$.77	$.72	3.6	20.8
Diluted	$.86	$.84	$.78	$.76	$.71	2.4	21.1

Statements of Consolidated Noninterest Income and Noninterest Expenses

(in thousands)

						3Q 05	3Q 05
						vs	vs
Noninterest Income	3Q 05	2Q 05	1Q 05	4Q 04	3Q 04	2Q 05	3Q 04
Investment and wealth management	$23,668	$23,780	$24,057	$22,735	$22,396	(0.5)%	5.7%
Service charges on deposit accounts	11,478	11,088	10,426	11,312	11,278	3.5	1.8
Mortgage banking-related fees:
Commercial	4,086	2,092	1,837	2,600	2,395	95.3	70.6
Residential	1,065	803	446	599	668	32.6	59.4
Total mortgage banking-related fees	5,151	2,895	2,283	3,199	3,063	77.9	68.2
Investment securities gains and (losses)	(32)	76	414	705	(1)	(142.1)
Nonmarketable investments
Private equity and other investments	39	4,569	2,461	179	1,628	(99.1)	(97.6)
Hedge funds	2,897	(1,245)	1,964	2,875	341	332.7	749.6
Bank-owned life insurance	1,254	898	846	947	798	39.6	57.1
Total nonmarketable investments	4,190	4,222	5,271	4,001	2,767	(0.8)	51.4
Other income:
Electronic banking fees	7,010	5,954	5,173	5,312	6,029	17.7	16.3
Charges and fees on loans	3,786	3,020	2,795	2,892	2,647	25.4	43.0
Insurance	3,480	3,558	4,540	3,046	3,218	(2.2)	8.1
All other income	4,343	5,473	2,910	2,526	2,524	(20.6)	72.1
Total other income	18,619	18,005	15,418	13,776	14,418	3.4	29.1
Total	$63,074	$60,066	$57,869	$55,728	$53,921	5.0	17.0

						3Q 05	3Q 05
						vs	vs
Noninterest Expenses	3Q 05	2Q 05	1Q 05	4Q 04	3Q 04	2Q 05	3Q 04
Salaries	$51,748	$50,180	$46,554	$49,448	$48,696	3.1%	6.3%
Employee benefits	11,637	11,956	11,897	10,678	10,557	(2.7)	10.2
Net occupancy expense of bank premises	7,139	6,857	6,922	6,300	6,128	4.1	16.5
Furniture and equipment expenses	7,965	7,924	7,279	8,566	7,936	0.5	0.4
Communications and supplies	3,933	4,019	4,040	4,294	4,111	(2.1)	(4.3)
Other expenses:
Professional services	6,040	4,882	5,125	9,315	7,157	23.7	(15.6)
Advertising and promotional expenses	2,162	2,677	1,711	2,833	1,747	(19.2)	23.8
Electronic banking expenses	4,025	3,177	3,241	3,051	3,299	26.7	22.0
Amortization of intangible assets	2,231	2,179	2,072	2,009	2,044	2.4	9.1
Outsourcing expenses	3,093	2,383	2,690	1,305	1,351	29.8	128.9
All other expenses	8,409	7,679	8,622	8,189	6,191	9.5	35.8
Total other expenses	25,960	22,977	23,461	26,702	21,789	13.0	19.1
Total	$108,382	$103,913	$100,153	$105,988	$99,217	4.3	9.2

Consolidated Average Balance Sheets

(in thousands)

											Average Balance
	3Q 05		2Q 05		1Q 05		4Q 04		3Q 04		3Q 05	3Q 05
	Average	Yield(1)	Average	Yield(1)	Average	Yield(1)	Average	Yield(1)	Average	Yield(1)	vs	vs
	Balance	/ Rate	Balance	/ Rate	Balance	/ Rate	Balance	/ Rate	Balance	/ Rate	2Q 05	3Q 04
Earning assets
Loans:
Commercial and leasing	$2,914,761	6.62%	$2,926,234	6.31%	$2,848,452	5.90%	$2,813,318	5.63%	$2,744,195	5.34%	(0.4)%	6.2%
Commercial real estate	3,610,170	6.65	3,363,924	6.51	3,133,446	6.28	3,083,266	6.09	2,969,515	5.91	7.3	21.6
Construction	1,544,082	7.21	1,442,621	6.66	1,328,633	6.24	1,215,282	5.93	1,142,921	5.49	7.0	35.1
Residential real estate	1,775,023	5.98	1,762,991	5.95	1,710,003	5.92	1,681,823	5.93	1,687,813	5.90	0.7	5.2
Home equity lines	517,798	6.23	502,917	5.85	495,935	5.36	484,222	4.88	460,044	4.42	3.0	12.6
Consumer	1,027,897	5.71	900,576	5.77	797,892	5.94	806,433	5.97	821,305	6.01	14.1	25.2
Total loans	11,389,731	6.51	10,899,263	6.29	10,314,361	6.04	10,084,344	5.85	9,825,793	5.64	4.5	15.9
Federal funds sold, et al	57,932	5.20	40,904	4.33	31,854	4.37	44,113	3.72	50,035	3.57	41.6	15.8
Securities: (2)
Taxable securities
U.S. Treasury and gov. agencies	1,431,397	3.35	1,382,037	3.37	1,426,230	3.43	1,532,514	3.53	1,571,102	3.59	3.6	(8.9)
Mortgage-backed	1,455,475	3.98	1,365,012	4.05	1,303,700	4.02	1,243,520	3.90	1,228,539	3.84	6.6	18.5
Other investments	62,318	3.35	65,051	3.63	63,943	4.12	68,004	7.12	65,264	2.90	(4.2)	(4.5)
Tax-exempt securities
States and political subdivisions	93,683	5.89	88,537	5.90	80,921	5.97	84,319	5.99	90,721	5.82	5.8	3.3
Total securities	3,042,873	3.73	2,900,637	3.77	2,874,794	3.79	2,928,357	3.84	2,955,626	3.75	4.9	3.0
Interest-bearing deposits in other banks	200	1.02	187	1.31	158	1.47	158	1.45	158	1.08	7.0	26.6
Total earning assets	14,490,736	5.92	13,840,991	5.76	13,221,167	5.55	13,056,972	5.39	12,831,612	5.20	4.7	12.9
Cash and due from banks	326,515		301,484		290,911		285,742		296,203		8.3	10.2
Bank premises and equipment, net	147,248		144,347		141,426		140,556		141,536		2.0	4.0
Other assets	1,257,846		1,099,607		1,004,526		985,411		990,468		14.4	27.0
Less: allowance for loan losses	(157,177)		(152,858)		(149,686)		(157,787)		(160,331)		2.8	(2.0)
Total assets	$16,065,168		$15,233,571		$14,508,344		$14,310,894		$14,099,488		5.5	13.9

Interest-bearing liabilities
Deposits:
Savings	$1,420,283.42		$1,463,960.36		$1,459,580.32		$1,445,223.30		$1,457,432.29		(3.0)	(2.5)
Checking plus interest	1,428,344.17		1,418,337.16		1,350,521.15		1,326,074.15		1,291,808.15		0.7	10.6
Money market	1,692,684	1.54	1,574,422	1.15	1,550,919.94		1,572,997.75		1,556,212.55		7.5	8.8
Time deposits $100,000 and over	1,674,265	3.30	1,618,161	2.97	1,427,571	2.66	1,354,677	2.22	1,299,918	1.90	3.5	28.8
Other time deposits	2,295,608	2.76	2,060,974	2.54	1,905,548	2.28	1,882,646	2.22	1,918,216	2.12	11.4	19.7
Total interest-bearing deposits	8,511,184	1.80	8,135,854	1.55	7,694,139	1.33	7,581,617	1.19	7,523,586	1.07	4.6	13.1
Short-term borrowings	1,185,142	2.58	1,021,281	2.15	1,000,929	1.64	956,368	1.23	942,789.84		16.0	25.7
Long-term debt	797,527	4.47	742,056	4.23	689,372	4.01	642,675	3.70	641,264	3.46	7.5	24.4
Total interest-bearing funds	10,493,853	2.09	9,899,191	1.81	9,384,440	1.56	9,180,660	1.37	9,107,639	1.21	6.0	15.2
Noninterest-bearing deposits	3,240,806		3,137,366		3,024,595		3,094,316		2,984,130		3.3	8.6
Other liabilities and accrued expenses	151,094		154,910		149,033		124,767		129,875		(2.5)	16.3
Total liabilities	13,885,753		13,191,467		12,558,068		12,399,743		12,221,644		5.3	13.6
Shareholders’ equity	2,179,415		2,042,104		1,950,276		1,911,151		1,877,844		6.7	16.1
Total liabilities & shareholders’ equity	$16,065,168		$15,233,571		$14,508,344		$14,310,894		$14,099,488		5.5	13.9

Net interest rate spread		3.83%		3.95%		3.99%		4.02%		3.99%
Effect of noninterest-bearing funds		.58		.51		.45		.41		.35
Net interest margin on earning assets		4.41%		4.46%		4.44%		4.43%		4.34%

(1)          Presented on a tax-equivalent basis using the statutory federal corporate income tax rate of 35% (see reconciliation of non-GAAP measures on page 37)

(2)          Nonaccrual loans are included in average loans

(3)          Balances reported at amortized cost; excludes pretax unrealized gains (losses) on securities available-for-sale

Reconciliation of Non-GAAP Measures

	YTD	YTD
(in thousands, except per share data)	2005	2004	3Q 05	2Q 05	1Q 05	4Q 04	3Q 04

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

Net interest income (GAAP basis)	$454,692	$402,071	$159,242	$152,367	$143,083	$143,710	$138,182
Taxable-equivalent adjustment	5,014	5,084	1,781	1,656	1,577	1,660	1,684
Net interest income - taxable equivalent	$459,706	$407,155	$161,023	$154,023	$144,660	$145,370	$139,866

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

Return on average equity (GAAP basis)	13.09%	12.13%	12.92%	13.33%	13.02%	12.62%	12.03%
Impact of excluding average intangible assets and amortization	6.20	5.81	6.70	6.31	5.55	5.54	5.60
Return on average tangible equity	19.29%	17.94%	19.62%	19.64%	18.57%	18.16%	17.63%

Average equity to average assets (GAAP basis)	13.47%	13.38%	13.57%	13.41%	13.44%	13.35%	13.32%
Impact of excluding average intangible assets and amortization	(3.74)	(3.73)	(4.04)	(3.74)	(3.44)	(3.51)	(3.65)
Average tangible equity to average tangible assets	9.73%	9.65%	9.53%	9.67%	10.00%	9.84%	9.67%

When computing the cash operating efficiency ratio and cash operating earnings, management excludes the amortization of intangible assets, restructuring charges, merger-related expenses and gains and losses on sales of premises and from sales of investment securities in order to assess the core operating results of Bankshares and because of the uncertainty as to timing and amount of gain or losses to be recognized.

(3)   The efficiency ratio is measured by dividing noninterest expenses by the sum of net interest income on a FTE basis and noninterest income.

Efficiency ratio (GAAP basis)	48.77%	50.58%	48.36%	48.54%	49.45%	52.70%	51.20%
Impact of excluding: Securities gains and (losses)	0.03	0.05	—	0.02	0.10	0.18	—
Gains/(losses) on sales of premises	0.33	0.14	(0.05)	0.78	0.27	0.01	0.20
Amortization of deposit intangibles	(0.66)	(0.72)	(0.65)	(0.69)	(0.67)	(0.68)	(0.71)
Amortization of other intangibles	(0.35)	(0.36)	(0.34)	(0.34)	(0.35)	(0.31)	(0.35)
Restructuring charges	—	(0.55)	—	—	—	(0.70)	(1.38)
Merger-related expenses	(0.18)	(0.07)	(0.35)	(0.02)	(0.12)	—	—
Cash operating efficiency ratio	47.94%	49.07%	46.97%	48.29%	48.68%	51.20%	48.96%

(4) Bankshares presents cash operating earnings and diluted cash operating earnings per share in order to assess the core operating results.

Net income (GAAP basis)	$201,456	$168,795	$70,956	$67,873	$62,627	$60,612	$56,785
Less: Securities (gains) and losses, net of tax	(277)	(323)	19	(60)	(250)	(426)	1
(Gains)/losses on sales of premises, net of tax	(2,624)	(979)	117	(2,048)	(693)	(26)	(442)
Plus: Amortization of deposit intangibles, net of tax	2,593	2,478	892	875	826	826	826
Amortization of other intangibles, net of tax	1,326	1,228	458	442	426	388	409
Restructuring charges, net of tax	—	1,861	—	—	—	850	1,610
Merger-related expenses, net of tax	661	248	449	56	156	—	—
Cash operating earnings	$203,135	$173,308	$72,891	$67,138	$63,092	$62,224	$59,189

Diluted net income per share (GAAP basis)	$2.48	$2.11	$0.86	$0.84	$0.78	$0.76	$0.71
Less: Securities (gains) and losses, net of tax	—	—	—	—	—	(0.01)	—
(Gains)/losses on sales of premises, net of tax	(0.03)	(0.01)	—	(0.03)	(0.01)	—	(0.01)
Plus: Amortization of deposit intangibles, net of tax	0.03	0.03	0.01	0.01	0.01	0.01	0.01
Amortization of other intangibles, net of tax	0.02	0.02	0.01	0.01	0.01	0.01	0.01
Restructuring charges, net of tax	—	0.02	—	—	—	0.01	0.02
Merger-related expenses, net of tax	0.01	—	0.01	—	—	—	—
Diluted cash operating earnings per share	$2.51	$2.17	$0.89	$0.83	$0.79	$0.78	$0.74

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information responsive to this item as of December 31, 2004 appears under the captions “Risk Management”, “Interest Rate Sensitivity Analysis (Static Gap)” and “Earnings Simulation Model Projections” of the registrant’s Form 10-K for the year ended December 31, 2004. There was no material change in such information as of September 30, 2005.

Item 4. Controls and Procedures

Bankshares’ management, under the supervision and with the participation of Bankshares’ principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).  Based on the evaluation, the principal executive officer and principal financial officer concluded that Bankshares’ disclosure controls and procedures are effective over financial reporting as of the end of the period covered by this report.

There have not been any changes in Bankshares’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended)) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, Bankshares’ internal control over financial reporting.

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

Thereafter, certain plaintiffs who had initially opted out of the proposed settlement and other objectors challenged the validity of the settlement in the district court.  The district court denied their arguments and approved the settlement.  These “opt out” plaintiffs and other objectors appealed the district court’s approval of the settlement to the Third Circuit Court of Appeals.  In August 2005, the Third Circuit reversed the district court’s approval of the settlement and remanded the case back to the district court with instructions to consider and address certain specific issues when re-evaluating the settlement. Certain individuals who were excluded from the settlement class have filed two actions on behalf of a putative class of plaintiffs alleging claims similar to those raised in the initial filing.  These actions recently were consolidated in the Western District of Pennsylvania.  Bankshares believes these actions are without merit and intends to defend the actions vigorously.

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

Mercantile Bankshares Corporation
(Registrant)

October 28, 2005	/s/ Edward J. Kelly, III
Date	By: Edward J. Kelly, III
Chairman of the Board,
President and
Chief Executive Officer

October 28, 2005	/s/ Terry L. Troupe
Date	By: Terry L. Troupe
Executive Vice President and
Chief Financial Officer

October 28, 2005	/s/ William T. Skinner, Jr.
Date	By: William T. Skinner, Jr.
Controller