Form 10-K
period 2005-12-31
MERCANTILE BANKSHARES CORP
filed 2006-03-14
CIK 64908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number 0-5127

MERCANTILE BANKSHARES CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	52-0898572
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Two Hopkins Plaza

Baltimore, Maryland 21201

(Address of principal executive offices) (Zip Code)

(410) 237-5900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock ($2 par value)

(Title of class)

1.1          Stock Purchase Rights

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒         Accelerated filer ☐              Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At June 30, 2005, the last business day of registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of common stock held by non-affiliates of registrant (1) (including fiduciary accounts administered by affiliates) was $4,091,276,550 based on the last sale price on the Nasdaq National Market on June 30, 2005.

As of March 9, 2006, 123,296,036 shares of common stock were outstanding.

 (1) Excludes 3,879,543 shares of common stock held by directors, executive officers, and shares held in fiduciary accounts by the Registrant and subsidiaries of the registrant with discretionary power to vote or dispose of such shares as of June 30, 2005.  Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

Documents Incorporated by Reference:  Portions of the registrant’s Definitive Proxy Statement of Registrant to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Registrant’s fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

2005 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I

Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters
and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and
Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accounting Fees and Services

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Signatures

PART I

ITEM 1.  BUSINESS

General

Mercantile Bankshares Corporation, with $16.4 billion in assets for the year ended December 31, 2005, is a regional multibank holding company with headquarters in Baltimore, Maryland.  It is comprised of 11 banks (the “Banks”) and a mortgage banking company.  Eight banks are headquartered in Maryland, two are in Virginia and one is in Delaware.  At December 31, 2005, Bankshares’ largest bank, Mercantile-Safe Deposit and Trust Company (“MSD&T”), represented approximately 45% of total assets and operated 40 offices in Maryland, 13 in Virginia, two in Washington, D.C. and one in Pennsylvania. MSD&T provides nearly all of Bankshares’ substantial wealth management operations and specialized corporate banking services.  Mercantile Bankshares Corporation was incorporated under the laws of Maryland on May 27, 1969.  Mercantile Bankshares Corporation along with its consolidated subsidiaries is referred to in this report as “Bankshares,” “we” or “Registrant.”

Washington Expansion and Affiliate Consolidation

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

To capitalize on the potential in affluent, fast growing metropolitan Washington, D.C., in 2004 Bankshares consolidated most of its retail and small business, commercial lending and real estate operations in the Washington region into its affiliate bank headquartered in Montgomery County, Maryland, and renamed the bank Mercantile Potomac Bank (“Mercantile Potomac”). In the second quarter of 2005, Bankshares consolidated Fidelity Bank, its bank subsidiary in western Maryland, into Farmers & Mechanics Bank (“Farmers”), its subsidiary bank based in Frederick, Maryland. The consolidation of these banks enables the surviving bank to serve its local customers with greater scale and expertise. Also, in the second quarter of 2005, Mercantile Potomac merged into MSD&T, and continues to do business in the Washington metropolitan region as a division of MSD&T under the Mercantile Potomac Bank name. This combination enables Bankshares to provide the capital resources necessary for greater expansion into the Washington, D.C. and Northern Virginia markets.

On May 18, 2005, Bankshares completed its acquisition of Community Bank of Northern Virginia (“CBNV”), a bank headquartered in Sterling, Virginia, which was merged into MSD&T and became part of MSD&T’s Mercantile Potomac Bank.  CBNV operated 14 branch offices in the Northern Virginia metropolitan market at the time of the acquisition. The primary reason for the merger with CBNV was to expand Bankshares’ distribution network in Northern Virginia, a higher growth market. The total consideration paid to CBNV shareholders in connection with the acquisition was $82.9 million in cash and 3.7 million shares of Bankshares’ common stock, which reflects the adjustment for the three-for-two stock split announced by Bankshares on January 10, 2006.  CBNV transactions have been included in Bankshares’ financial results subsequent to May 18, 2005.  The assets and liabilities of CBNV were recorded on the Consolidated Balance Sheet at their respective fair values. The fair values have been determined as of May 18, 2005 and are subject to refinement, as further information becomes available. The transaction resulted in total assets acquired as of May 18, 2005 of $888.2 million, including $671.0 million of loans and leases; liabilities assumed were $842.3 million, including $626.9 million of deposits.

Affiliate Bank Network

Bankshares places particular emphasis on long-term customer relationships by providing value-added services through its extensive affiliate bank network.  Each of its affiliate Banks has its own identity, management team and board of directors.  Perhaps most importantly, each Bank has strong historical ties to the families and businesses in the community it serves.  Through its association with Bankshares, each Bank is able to provide its customers with the sophisticated banking services and financial resources of a major banking organization.

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

For purposes of segment reporting, two operating components have been identified: Banking and Investment & Wealth Management. For segment reporting information, see Note No. 16 (Segment Reporting) to the financial statements in Item 8 of this Annual Report and information under the heading “Segment Reporting” in the sections captioned “Analysis of Operating Results for 2005 to 2004” and “Review of Earnings and Balance Sheet for 2004 to 2003,” in Item 7 of this Annual Report. Bankshares periodically reviews and considers possible acquisitions of banks and other entities performing related activities and discusses such possible acquisitions with management of the subject companies, and such acquisitions, which may be material, may be made from time to time.  Acquisitions are normally subject to regulatory approval.

Banking Services

Retail Banking

The Banks offer numerous services to meet the checking, savings, investment and credit needs of individuals in their communities.  Retail banking services include checking, savings and money market accounts, Individual Retirement Accounts, and time deposits.    The Banks offer home equity loans and lines of credit,  installment loans and lines of credit, and equipment and transportation (auto, marine, recreational vehicles, aircraft) loans to meet a variety of borrowing needs.

Through the affiliate bank network, customers have no-fee access to their accounts at 250 Mercantile BANKING TWENTY-FOURSM ATMs, and they can perform many routine transactions at any of the 240 affiliate-banking offices.  For added convenience, substantially all of Bankshares affiliates provide customers with toll-free telephone access to a centralized Customer Service Center and a voice-response account information system.  BANKING TWENTY-FOUR ONLINE® enables customers to access their personal accounts online to pay bills, verify account balances, track recent account activity and perform selected transactions. BANKING TWENTY-FOUR ONLINE offers sole proprietors similar capabilities specifically tailored to meet small business needs.

Small Business Banking

The Banks offer numerous services to meet the deposit, credit and service needs of businesses with annual revenues up to $3.0 million or credit needs up to $750.0 thousand. Each Bank works closely with customers to provide cash management services and extend credit for such purposes as receivables and inventory financing, equipment leases and real estate financing. Where appropriate, the Banks are adept at employing government guarantee programs, such as those available from the Small Business Administration.

Commercial Banking

Commercial banking services include commercial deposit, lending and commercial real estate solutions provided to businesses with annual revenues between $4.0 million and $50.0 million.

Cash management services help business customers collect, transfer and invest their cash.  Through a variety of electronic payment and account management tools, customers are able to monitor and manage cash flows conveniently and efficiently.

With their local knowledge and focus, our Banks are well suited to meet the traditional credit needs of businesses in their market areas.  Each Bank works closely with customers to extend credit for general business purposes, such as working capital, plant expansion or equipment purchases, and for financing industrial and commercial real estate.  When local commercial customers do not qualify for traditional financing, we can help them convert the value of their accounts receivable, inventory and equipment into cash for operations. Additionally, we can arrange more sophisticated financing in the areas of acquisitions and management buyouts. We provide land acquisition and development, construction and interim financing to commercial real estate investors and developers.

In addition to extending credit to the businesses in its own market area, MSD&T works in collaboration with other affiliates when their customers’ credit needs exceed the affiliate bank’s lending limit or when there is a more specialized commercial banking need. To supplement traditional credit products, the Banks offer capital market products such as municipal bond underwriting, interest rate risk management and financial advisory services through the MSD&T Capital Markets Group. These services include underwriting and remarketing tax-exempt and taxable municipal variable-rate demand bonds for nonprofit organizations such as senior living and health care providers, private schools, health and social welfare organizations and cultural institutions. By working directly with borrowers, we can evaluate and recommend financing and interest rate risk management strategies, which include interest rate swaps, caps and collars.

Mortgage Banking

Residential mortgages are provided through Mercantile Mortgage, LLC, a joint venture between Mercantile Mortgage Corporation (“Mercantile Mortgage”), a subsidiary of MSD&T, and Wells Fargo Ventures, LLC.  A wide variety of competitively priced fixed- and variable-rate products are available, including jumbo loans.  Residential mortgage loans also are available through the Banks. Mercantile Mortgage also makes loans for land acquisition, development and construction of single-family and multifamily housing.

Risks associated with residential mortgage lending include interest rate risk, which is mitigated through the sale of the majority of all conforming fixed-rate loans, and default risk by the borrower, which is mitigated through underwriting procedures and credit quality standards, among other things.

Permanent financing for multifamily projects and long-term, nonrecourse financing for commercial real estate are provided through Columbia National Real Estate Finance, LLC (“CNREF”), a joint venture, the majority of which is owned by Mercantile Mortgage.  CNREF is a Freddie Mac Program Plus Seller Servicer and is a MAP (Multifamily Accelerated Processing) approved lender for HUD.  It has correspondent relationships with approximately 12 life insurance companies and services a loan portfolio in excess of $6.1 billion. Permanent financing for multifamily projects nationwide is also provided through HarborPoint Capital, LP, a joint venture, the majority of which is owned by Mercantile Mortgage.  HarborPoint Capital, LP, headquartered in Dallas, Texas, is one of the nation’s few Fannie Mae DUS (Delegated Underwriting and Servicing) lenders.

Insurance Products

Keller Stonebraker Insurance, Inc., an independent, wholly owned subsidiary of Farmers & Mechanics Bank, arranges a full line of consumer insurance products through offices in Hagerstown and Cumberland, Maryland, and Keyser, West Virginia.  Consumer insurance products include annuities, homeowners, automobile, life and personal umbrellas.  MBC Agency, Inc. provides as agent, under group policies, credit life insurance in connection with extensions of credit by the Banks.  Mercantile Life Insurance Company reinsures the insurance provided by MBC Agency, Inc.

Potomac Basin Group Associates, Inc. operates as an independent, wholly owned subsidiary of Farmers & Mechanics Bank and is an independent insurance agency specializing in corporate employee benefit plans through its offices in Beltsville and Ellicott City, Maryland. Keller Stonebraker provides commercial products that include property and casualty packages, workers’ compensation, professional liability and umbrella coverage, bonds and 401(k) and other benefit plans.

Investment and Wealth Management Services

Bankshares offers investment and wealth management services through the Investment & Wealth Management division (“IWM”) of MSD&T.  IWM continues to build on a more than 140-year tradition of providing investment and wealth management services to private individuals, family groups and institutions.

Today, Bankshares provides a range of wealth management services.  Over the past several years, IWM has developed risk management and asset allocation analyses to complement the investment advice we offer.  An open architecture platform enables Bankshares to offer an array of proprietary investment products and carefully selected outside managers in a range of asset classes, including equity, fixed-income and alternative investment products.  Bankshares’ investment platform provides a range of investment vehicles, from separate account management to mutual funds.  Investment and wealth management services are available through professional advisors at MSD&T, through the affiliate bank network and through Baltimore-based Mercantile Brokerage Services, Inc. (“MBSI”).  Asset allocation and risk management capabilities, coupled with a range of proprietary and nonproprietary investment alternatives and investment vehicles, enable Bankshares to provide high quality, advice-driven, risk-managed solutions to meet clients’ investment objectives.  At December 31, 2005, Bankshares had $20.6 billion of discretionary assets under management and $46.5 billion in assets under administration.

Retail Brokerage Services

On November 12, 2004, Mercantile consolidated its brokerage activities by merging Mercantile Securities, Inc., into Peremel & Company, Inc.  The resulting entity is Mercantile Brokerage Services, Inc., a general securities broker-dealer that offers full-service, discount and online brokerage capabilities and account services. Our customers can choose from investments in stocks, bonds, proprietary and nonproprietary mutual funds, and fixed or variable annuities.

Private Wealth Management Services

When managing a client’s assets as part of an investment management or trustee relationship, Bankshares focuses on consistent investment performance and an asset allocation that is individually designed to meet each client’s risk/return parameters and investment objectives.  Professional advisors, working in partnership with our clients, provide access to proprietary and third-party separate account management, the family of Mercantile Funds, nonproprietary mutual funds and a variety of alternative investments.  In addition, IWM provides a wide range of sophisticated fiduciary and client administrative services, including trust administration, protection and continuity of trust structures, estate settlement, estate advice and planning, tax advice and planning and charitable giving programs. IWM also acts in a custodial capacity for its clients, providing safekeeping of assets, transaction execution, income collection, preparation of tax returns and recordkeeping. IWM also specializes in services designed to meet the unique needs of families with substantial wealth. We provide a full range of services required to manage seamlessly our client’s complex, multigenerational financial circumstances. We also provide guidance in more sophisticated investment strategies, incorporating nontraditional asset classes such as private equity, real estate and hedge fund investing.

Private Banking Services

The Private Banking Group provides one point of contact for its clients’ deposit, investment and credit needs, ensuring that these services are delivered within an overall asset management plan.  Private bankers can coordinate cash flows, arrange investment of short- and long-term funds and structure credit arrangements to meet short- to long-term needs. In the fourth quarter of 2005, the Private Banking Group of MSD&T was consolidated into the Private Banking Group of IWM. This organizational change will provide private banking customers with Bankshares’ full range of financial services.

Institutional Investment Management

Bankshares, through IWM, the Banks and Boyd Watterson Asset Management, LLC, works to provide businesses and charitable organizations with investment management and administrative services for their employee retirement plans, profit sharing plans and endowments.  Clients include state and local government entities, unions, charitable organizations and military institutions.  For example, IWM is trustee for a group trust that focuses on commercial real estate investments for Taft-Hartley pension plans. IWM also can help nonprofit organizations, such as charitable and philanthropic groups, with annual giving and capital campaigns, pooled income funds, gift annuities and charitable remainder trusts.  Bankshares offers corporations 401(k) programs tailored to their specific needs.

Mercantile Funds

We offer a full spectrum of mutual funds - from equity funds designed to grow clients’ money over time, to taxable and tax-exempt bond funds designed to offer regular income payments, to money market funds designed to help clients build a cash reserve. The Mercantile Funds help clients create well-rounded portfolios around their goals - with the level of risk and potential for return that makes the most sense for them.

Managed by Mercantile Capital Advisors, Inc., an affiliate of MSD&T, Mercantile Funds utilize the same investment foundation that has brought Mercantile regional prominence: risk management, in-depth fundamental research and a product line designed to meet clients’ needs.

Private Equity

Bankshares, in partnership with MSD&T, began a focused private equity investment initiative in 2000 with two objectives: provide an alternative method of funding to develop additional long-term client relationships with emerging companies in Bankshares’ market area and provide an alternative use of capital to generate long-term returns.  The primary investments are private equity limited partnerships located, or seeking investment opportunities, within Bankshares’ geographic trade area and, to a lesser extent, direct investments in privately held companies within the region. The private equity funds include small- and middle-market buyout funds, mezzanine funds and late-stage venture funds in which the target investments of the funds are or have the potential to become Bankshares customers.  For more information on private equity investments, see Notes No. 1, 6 and 10 of the financial statements.

Statistical Information

The statistical information required in this Item 1 is set forth in Items 6, 7 and 8 of this Annual Report on Form 10-K, as follows.

Disclosure Required by Guide 3		Reference to Caption in Item 6 or 7, or Note in Item 8
(I)	Distribution of Assets,
Liabilities and Stockholders
Equity; Interest Rates and
	Interest Differentials	Analysis of Interest Rates and Interest Differentials (Item 7)
Rate/Volume Analysis (Item 7)
Nonperforming Assets (Item 7)
(II)	Investment Portfolio	Bond Investment Portfolio (Item 7)
Notes to Financial Statement, Note No. 3, Investment Securities
(III)	Loan Portfolio	Year-End Loan Data (Item 6)
Loan Maturity Schedule (Item 7)
Interest Rate Risk (Item 7)
Nonperforming Assets (Item 7)
(IV)	Summary of Loan Loss
	Experience	Allowance for Loan Losses (Item 7)
Credit Risk Analysis (Item 7)
Allocation of Allowance for Loan Losses (Item 7)
(V)	Deposits	Analysis of Interest Rates and Interest Differentials (Item 7)
Notes to Financial Statements, Note No. 7, Deposits
(VI)	Return on Equity and Assets	Return on Equity and Assets (Item 6)
(VII)	Short-Term Borrowings	Notes to Financial Statements, Note No. 8, Short-Term Borrowings

Employees

At December 31, 2005, Bankshares and its affiliates had approximately 3,606 employees.

Competition

The banking business is highly competitive.  Within their service areas, the Banks compete with commercial banks (including local banks and branches or affiliates of other larger banks), savings and loan associations and credit unions for loans and deposits, and with insurance companies and other financial institutions for various types of loans.  There is also competition for commercial and retail banking business from banks and financial institutions located outside our service areas.  Interstate banking is an established part of the competitive environment.  Bankshares is a financial holding company and is the largest independent bank holding company headquartered in Maryland.  Measured in terms of assets under management and administration, MSD&T believes it is one of the largest trust institutions in the mid-Atlantic region of the United States.  MSD&T and its subsidiaries (i.e., Boyd Watterson & Mercantile Capital Advisors, Inc.) compete for various classes of fiduciary and investment advisory business with other banks and trust companies, insurance companies, investment counseling firms, mutual funds and others.  Mercantile Mortgage is one of many competitors in its area of activity.  MBC Agency, Inc. is limited to providing life, health and accident insurance in connection with credit extended by the Banks.

The Banks ranged in asset size from approximately $178.7 million to $7.2 billion, at December 31, 2005.  They face competition in their own local service areas as well as from the larger competitors mentioned above.

Supervision and Regulation

Bankshares

Bankshares, as a registered bank holding company, is subject to regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and is required to file with the Federal Reserve Board quarterly and annual reports and such additional information as the Federal Reserve Board may require pursuant to the BHC Act.  Among other provisions, the BHC Act and regulations promulgated thereunder require prior approval of the Federal Reserve Board of the acquisition by Bankshares of more than 5% of any class of the voting shares of any bank holding company, bank, or savings association.

Capital Adequacy.  The Banks include seven banks chartered by the state of Maryland (two of which are members of the Federal Reserve System), a Delaware-chartered bank, and three national banks (additional information about the chartering of the Banks is contained in The Banks, below).  The Federal Reserve Board, regulator of bank holding companies and state-chartered banks that are members of the Federal Reserve System, the Office of the Comptroller of the Currency (the “OCC”), the federal regulator of national banks, and the Federal Deposit Insurance Corporation (the “FDIC”), federal regulator of state-chartered banks that are not members of the Federal Reserve System and insurer of the deposits of all U.S. commercial banks, have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations.  In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories.  FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified.  Failure to meet the capital guidelines could also subject a banking institution to requirements to raise capital.

The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures.  Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized.  Under the regulations, a “well capitalized” institution must have a Tier 1 risk-based capital ratio of at least six percent, a total risk-based capital ratio of at least ten percent and a leverage ratio of at least five percent and not be subject to a capital directive order.  As of December 31, 2005, the most recent notification from the primary regulators for each of Bankshares’ subsidiary banks categorized them as “well capitalized” under the prompt corrective action regulations.

Changes to the risk-based capital regime for banking organizations are proposed or implemented from time to time. The minimum risk-based capital requirements that are currently in effect for U.S. banking organizations follow the Capital Accord issued in 1988 by the Basel Committee on Banking Supervision, which is comprised of bank supervisors and central banks from the major industrialized countries, including the United States.  The Basel Committee issued a proposed replacement for the 1988 Capital Accord in 2001 (“Basel II”), and work has continued on the details of Basel II and the timing of its implementation since that time.  What form any changes to the risk-based capital requirements may take, the extent of their applicability to a bank holding company such as Bankshares, and the impact they might have on Bankshares and its subsidiaries cannot be determined at this time.  Additional information regarding capital requirements for bank Additional information regarding capital requirements for bank holding companies and tables reflecting Bankshares’ regulatory capital position at December 31, 2005 can be found in Note No. 11 (Shareholders’ Equity) to the financial statements in Item 8 of this Annual Report.

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

The GLB Act repealed the provisions of Glass-Steagall and restrictions in the BHC Act that limited affiliations among, and overlapping business activities between the banking business and, respectively, the securities and insurance industries.  With the adoption of the GLB Act, a bank holding company that makes an effective election to become a “financial holding company” may, within a holding company system, (a) engage in banking, or managing or controlling banks; (b) perform certain servicing activities for subsidiaries; and (c) engage in any activity, or acquire and retain the shares of any company engaged in any activity that is either (i) financial in nature or incidental to such financial activity, as determined by the Federal Reserve Board in consultation with the Secretary of the Treasury or (ii) complementary to a financial activity and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally, as determined by the Federal Reserve Board.  Activities that are “financial in nature” include activities specified in the GLB Act and those activities that the Federal Reserve Board had determined, by order or regulation in effect prior to enactment of the GLB Act, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.  Thus, a financial holding company may engage in a full range of banking, securities and insurance activities, including securities and insurance underwriting, as well as, subject to certain restrictions, merchant banking activities.  The election to become a financial holding company is only available to bank holding companies whose bank and thrift subsidiaries are well capitalized, well managed, and have satisfactory Community Reinvestment Act ratings.

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

The Fair Credit Reporting Act and the Fair and Accurate Transactions Act of 2003.  The Fair Credit Reporting Act (“FCRA”), among other provisions, restricts any bank from sharing with its affiliates certain information relating to its individual customers’ creditworthiness and certain other matters with various exceptions.   FCRA preempts state laws that purport to restrict further such information sharing among affiliated institutions.  The Fair and Accurate Transactions Act of 2003 (the “FACT Act”), which was signed into law on December 4, 2003, amended FCRA in various respects, including to enhance the ability of consumers to combat identity theft, increase the accuracy of consumer credit reports, and allow consumers to exercise greater control over the type and amount of marketing solicitations that they receive.  The new marketing restrictions, with some exceptions, would prevent banks from using certain information received from an affiliate for marketing to a consumer unless the consumer was given notice and an opportunity to opt out.  The FACT Act also restricts the sharing of certain types of consumer medical information among affiliates.  These new restrictions on sharing or using information shared among affiliates must be implemented by regulations, which were issued for public comment but have not yet been finalized.  More generally, the Federal Reserve Board and the Federal Trade Commission issued joint final rules establishing December 1, 2004 as the effective date for many of the provisions of the FACT.

In December 2004, implementing section 216 of the FACT Act, the federal bank regulatory agencies announced interagency final rules to require financial institutions to adopt measures for properly disposing of “consumer information” derived from credit reports.  Federal banking law requires financial institutions to protect customer information by implementing information security programs.  The rules adopted by the banking agencies require institutions to make certain adjustments to their information security programs to include measures for the proper disposal of consumer information.  The rules define “consumer information” to mean “any record about an individual, whether in paper, electronic, or other form, that is a consumer report or is derived from a consumer report and that is maintained or otherwise possessed by or on behalf of the [institution] for a business purpose,” and include a compilation of such records, but exclude any record that does not identify an individual.  The rules took effect on July 1, 2005.  Federal regulators have pursued enforcement action against U.S. banks and other entities for failing to properly safeguard customers’ information.

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

Interstate Banking.   Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking and Branching Act”), a bank holding company may acquire banks located in states other than its home state without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, after the proposed acquisition, controls no more than 10%  of the total amount of deposits of insured depository institutions in the United States and no more than 30%  or such lesser or greater amount set by state law of such deposits in that state.

Subject to certain restrictions, the Interstate Banking and Branching Act also authorizes banks to merge across state lines to create interstate banks.  The Interstate Banking and Branching Act also permits a bank to open new branches in a state in which it does not already have banking operations if such state enacts a law permitting de novo branching.

Other Regulatory Matters.  Bankshares is a separate and distinct legal entity from its subsidiaries.  It receives substantially all of its revenue from dividends from its subsidiaries and interest payments from the Banks on subordinated debt. These dividends are the principal source of funds to pay dividends on Bankshares’ common stock and interest on its debt. The payment of dividends by a bank is subject to federal law restrictions as well as to the laws of its state of incorporation in the case of a state-chartered bank. Also, a parent company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.  It is Federal Reserve Board policy that a bank holding company should serve as a source of financial and managerial strength for, and commit resources to support each, of its subsidiary banks even in circumstances in which it might not do so (or may not legally be required or financially able to do so) absent such a policy.

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

The laws and regulations to which Bankshares is subject are constantly under review by Congress, regulatory agencies and state legislatures.  The likelihood and timing of any bank-related proposals or legislation and the impact they might have on Bankshares and its subsidiaries cannot be determined at this time.

As a general matter, the recent regulatory environment for banking organizations has included significant enforcement actions by banking regulators and other federal and state agencies, involving such matters as alleged shortcomings in anti-money laundering policies and procedures, inadequate protection of confidential customer information, and violations of securities or other laws.  As a result of this regulatory environment, banking organizations may experience increases in compliance requirements and associated costs.

The Banks

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

In addition, The Annapolis Banking and Trust Company and Farmers & Mechanics Bank are members of the Federal Reserve System and are thereby subject to regulation by the Federal Reserve Board.

The Citizens National Bank, The National Bank of Fredericksburg and Marshall National Bank and Trust Company are national banks subject to regulation and regular examination by the OCC in addition to regulation and examination by the FDIC, which insures their deposits.

Mercantile Peninsula Bank is a Delaware bank, subject to the banking laws of Delaware and to regulation by the Delaware State Bank Commissioner, who is required by statute to make periodic examinations.  Its deposits are insured by, and it is subject to certain provisions of federal law and regulation and examination by, the FDIC.

Bankshares and its affiliates are subject to the provisions of Section 23A and Section 23B of the Federal Reserve Act and the Federal Reserve Board’s Regulation W, which implements Sections 23A and 23B.  Section 23A, among other things, limits the amount of loans or extensions of credit by the Banks to, and their investments in, Bankshares and the nonbank affiliates of the Banks, while Section 23B generally requires that transactions between the Banks and Bankshares and its nonbank affiliates be on terms and under circumstances that are substantially the same as with non-affiliates.  Under the cross-guarantee provisions of the Federal Deposit Insurance Act, in the event of a loss suffered or anticipated by the FDIC either as a result of default of a bank subsidiary or related to FDIC assistance provided to a bank subsidiary in danger of default the Banks may be assessed for the FDIC’s loss, subject to certain exceptions.

Other Affiliates

As affiliates of Bankshares, the nonbank affiliates are subject to examination by the Federal Reserve Board and, as affiliates of the Banks, they are subject to examination by the FDIC, the Commissioner of Financial Regulation of Maryland and the OCC, as the case may be.  In addition, MBC Agency, Inc. and Mercantile Life Insurance Company are subject to licensing and regulation by state insurance authorities.  Mercantile Capital Advisors, Inc., Boyd Watterson and Mercantile Brokerage Services, Inc. are subject to regulation by the Securities and Exchange Commission and state securities law authorities, and Mercantile Brokerage Services, Inc. is also subject to regulation by the National Association of Securities Dealers, Inc.  Retail sales of insurance and securities products by Mercantile Brokerage Services, Inc. are also subject to the requirements of the Interagency Statement on Retail Sales of Nondeposit Investment Products promulgated in 1994 by the FDIC, the Federal Reserve Board, the Comptroller of the Currency and the Office of Thrift Supervision.

Effects of Monetary Policy

All commercial banking operations are affected by the Federal Reserve System’s conduct of monetary policy and its policies change from time to time based on changing circumstances.  The Federal Reserve Board effectively controls the supply of bank credit in order to achieve economic results it deems appropriate, including efforts to combat unemployment, recession or inflationary pressures.  Among the instruments of monetary policy used to advance these objectives are open market operations in the purchase and sale of U.S. Government securities, changes in the discount rate charged on bank borrowings and changes in reserve requirements against bank deposits.  These means are used in varying combinations to influence the general level of interest rates and the general availability of credit.  More specifically, actions by the Federal Reserve Board influence the levels of interest rates paid on deposits and other bank funding sources and charged on bank loans as well as the availability of bank funds with which loans and investments can be made.

Cautionary Statement

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of and pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  A forward-looking statement encompasses any estimate, prediction, opinion or statement of belief contained in this report and the underlying management assumptions.  These “forward-looking statements” include such words as “believes,” “expects,” “anticipates,” “intends” and similar expressions.  Examples of forward-looking statements in this Annual Report on Form 10-K are statements concerning competitive conditions, effects of monetary policy, the potential impact of legislation, identification of trends, loan growth, customer borrowing trends, anticipated levels of interest rates, business strategies and services, continuation or development of specified lending and other activities, credit quality, predictions or assessments related to the determination and adequacy of loan loss allowances, monitored loans, internal controls, tax accounting, importance and effects of capital levels, effects of asset sensitivity and interest rates, earnings simulation model projections, efforts to mitigate market and liquidity risks, dividend payments and impact of FASB pronouncements. These statements are based on current expectations and assessments of potential developments affecting market conditions, interest rates and other economic conditions, and results may ultimately vary from the statements made in this report.  The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: (1) the interest rate environment may further compress margins and adversely affect net interest income; (2) results may be adversely affected by continued diversification of assets and adverse changes in credit quality; (3) economic slowdown could adversely affect credit quality and loan originations; (4) loan growth may not improve to a degree that would help offset continuing pressure on net interest margin; (5) adverse governmental or regulatory policies may be enacted; (6) the expected growth opportunities or cost savings from our merger with Community Bank of Northern Virginia may not be fully realized or may take longer to realize than expected;  (7) Community Bank of Northern Virginia’s actual earnings may not be as strong as initially projected; (8) declines in equity and bond markets may adversely affect IWM revenues; and (9) the inability to manage adequately the spread between yields on earning assets and cost of funds could adversely affect results.

Website Access To Information

Bankshares’ annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports may be accessed through Bankshares’ website as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.  Bankshares’ website is www.mercantile.com.

ITEM 1A.  RISK FACTORS

The following is a summary of the risk factors that we believe are most relevant to our business.  These are factors that, individually or in the aggregate, we think could cause our actual results to differ significantly from anticipated or historical results.  You should understand that it is not possible to predict or identify all such factors.  Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.  We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise.  You are advised, however, to consult any further disclosure we make on related subjects in our reports on forms 10-Q and 8-K filed with the SEC.

Bankshares Is Subject To Interest Rate Risk

Our earnings depend largely on the relationship between the yield on our interest-earning assets and our cost of funds.  This relationship, known as the interest rate spread, is subject to fluctuation and is affected by economic and competitive factors which influence market interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets.  Fluctuations in market interest rates also affect our customers’ demand for our products and services.  See the sections entitled “Net Interest Income and Net Interest Margin” and “Interest Rate Risk” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this report for further discussion related to Bankshares’ management of interest rate risk.

Bankshares Is Subject To Lending Risk

There are inherent risks associated with Bankshares’ lending activities.  These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets in which Bankshares operates.  Increases in interest rates and/or weakening economic conditions could adversely affect the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans.  Commercial loans, including commercial real estate loans are typically subject to a higher credit risk than other types of loans, including residential real estate or consumer loans, because they usually involve larger loan balances to a single borrower and are more susceptible to a risk of default during an economic downturn.  Because Bankshares’ loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans.  These types of loans are also typically larger than residential real estate loans and consumer loans.   An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge offs, all of which could have a material adverse effect on Bankshares’ financial condition and results of operations.  See the section captioned “Loans” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to commercial and industrial, construction and commercial real estate loans.

Bankshares’ Allowance For Possible Loan Losses May Be Insufficient

In an attempt to mitigate our loan and lease losses, we maintain an allowance for loan and lease losses based on, among other things, national and regional economic conditions, historical loss experience and delinquency trends.  However, we cannot predict loan and lease losses with certainty, and we cannot assure you that charge-offs in future periods will not exceed the allowance for loan and lease losses.  If our allowance for loan and lease losses were not sufficient to cover actual loan and lease losses, our earnings would decrease.  In addition, regulatory agencies, as an integral part of their examination process, review our allowance for loan and lease losses and may require additions to the allowance based on their judgment about information available to them at the time of their examination.  Factors that require an increase in our allowance for loan and lease losses could reduce our earnings.

Bankshares’ Profitability Depends Significantly On Economic Conditions

The economic impact of the United States’ military operations in Iraq, as well as the war on terrorism and the possibility of any terrorist attacks in response to these operations, is uncertain but could have a material effect on general economic conditions, consumer confidence and market liquidity.  Further, the geographic concentration of our business in the vicinity of the nation’s capital may place our business at greater risk of terrorist activity.  A deterioration in economic conditions in the Washington-Baltimore metropolitan area could have a material adverse effect on the quality of our loan portfolio and the demand for our products and services, and, accordingly, on our results of operations.  No assurance can be given as to the effect of these events on the performance of our business.  Furthermore, a significant decline in general economic conditions, caused by inflation, recession, unemployment, changes in securities markets or other factors could impact local economic conditions and, in turn, have a material adverse effect on Bankshares’ financial condition and results of operations.

Bankshares Operates In A Highly Competitive Industry and Market Area

Bankshares faces substantial competition in all areas of its operations from a variety of competitors, many of which are larger and may have more financial resources.  Such competitors primarily include national, regional, and community banks within the various markets in which Bankshares operates.  Bankshares also faces competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries.  The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation.  Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking.  Also, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic funds transfer and automatic payment systems.  Many of Bankshares’ competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than Bankshares can. Bankshares’ ability to compete successfully depends on a number of factors, including, among other things:

•                  The ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe, sound assets.

•                  The ability to expand Bankshares’ market position.

•                  The scope, relevance and pricing of products and services offered to meet customer needs and demands.

•                  The rate at which Bankshares introduces new products and services relative to its competitors.

•                  Customer satisfaction with Bankshares’ level of service.

•                  Industry and general economic trends.

Failure to perform in any of these areas could significantly weaken Bankshares’ competitive position, which could adversely affect Bankshares’ growth and profitability, which, in turn, could have a material adverse effect on Bankshares’ financial condition and results of operations.

Bankshares Is Subject To Extensive Government Regulation and Supervision

Financial institution regulation has been the subject of significant legislation in recent years and may be the subject of further significant legislation in the future, none of which is within our control.  Significant new laws or changes in, or repeals of, existing laws, including with respect to federal and state taxation, may cause our results of operations to differ materially.  Further, federal monetary policy, particularly as implemented through the Federal Reserve, significantly affects credit conditions for our affiliated banks, primarily through open market operations in U.S. government securities and the discount rate for bank borrowings and reserve requirements.  A material change in any of these conditions would have a material impact on our results of operations.  Furthermore, failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on Bankshares’ business, financial condition and results of operations.  While Bankshares has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section captioned “Supervision and Regulation” in Item 1 “Business” located elsewhere in this report.

Bankshares’ Controls And Procedures May Fail Or Be Circumvented

Management regularly reviews and updates Bankshares’ internal controls, disclosure controls and procedures, and corporate governance policies and procedures.  Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system will be met.  Any failure or circumvention of Bankshares’ controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on Bankshares’ business, results of operations and financial condition.

Potential Acquisitions May Disrupt Bankshares’ Business And Dilute Stockholder Value

Bankshares seeks merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services.  Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

•                  Potential exposure to unknown or contingent liabilities of the target company.

•                  Exposure to potential asset quality issues of the target company.

•                  Difficulty and expense of integrating the operations and personnel of the target company.

•                  Potential disruption to Bankshares’ business.

•                  Potential diversion of Bankshares’ management’s time and attention.

•                  The possible loss of key employees and customers of the target company.

•                  Difficulty in estimating the value of the target company.

•                  Potential changes in banking or tax laws or regulations that may affect the target company.

Bankshares regularly evaluates merger and acquisition opportunities and conducts due diligence activities related to possible transactions with other financial institutions and financial services companies.  As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time.  Acquisitions typically involve the payment of a premium over book and market values and, therefore, some dilution of Bankshares’ tangible book value and net income per common share may occur in connection with any future transaction.

Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on Bankshares’ financial condition and results of operations.  See Note No. 2 “Business Combinations” in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which is located elsewhere in this report.

Bankshares May Not Be Able To Attract And Retain Skilled People

Bankshares’ success depends, in large part, on its ability to attract and retain key people.  Competition for the best people in the business conducted by Bankshares can be intense and Bankshares may not be able to hire people or to retain them. The unexpected loss of services of one or more of Bankshares’ key personnel could have a material adverse impact on Bankshares’ business because of their skills, knowledge of Bankshares’ market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

Bankshares’ Information Systems May Experience An Interruption Or Breach In Security

Bankshares relies heavily on communications and information systems to conduct its business.  Any failure, interruption or breach in security of these systems could result in failures or disruptions in Bankshares’ customer relationship management, general ledger, deposit, loan and other systems.  While Bankshares has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed.  The occurrence of any failures, interruptions or security breaches of Bankshares’ information systems could damage Bankshares’ reputation, result in a loss of business, subject Bankshares to additional regulatory scrutiny, or expose Bankshares to civil litigation and possible financial liability, any of which could have a material adverse effect on Bankshares’ financial condition and results of operations.

Bankshares Continually Encounters Technological Change

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology driven products and services.  The effective use of technology increases efficiency and enables financial institutions to serve customers better and to reduce costs.  Bankshares’ future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in Bankshares’ operations.  Many of Bankshares’ competitors have substantially greater resources to invest in technological improvements.  Bankshares may not be able to effectively implement new technology driven products and services or be successful in marketing these products and services to its customers.  Failure to keep pace successfully with technological change affecting the financial services industry could have a material adverse impact on Bankshares’ business and, in turn, Bankshares’ financial condition and results of operations.

Bankshares Is Subject To Claims and Litigation Pertaining To Fiduciary Responsibility

From time to time, customers make claims and take legal action pertaining to Bankshares’ performance of its fiduciary responsibilities.  Whether customer claims and legal action related to Bankshares’ performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to Bankshares they may result in significant financial liability and/or adversely affect the market perception of Bankshares and its products and services as well as affect customer demand for those products and services.  Any financial liability or reputation damage could have a material adverse effect on Bankshares’ business, which, in turn, could have a material adverse effect on Bankshares’ financial condition and results of operations.

Severe Weather, Natural Disasters, Acts Of War Or Terrorism And Other External Events Could Significantly Impact Bankshares’ Business

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on Bankshares’ ability to conduct business.  Such events could affect the stability of Bankshares’ deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause Bankshares to incur additional expenses.  Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on Bankshares’ business, which, in turn, could have a material adverse effect on Bankshares’ financial condition and results of operations.

Bankshares Relies On Dividends From Its Subsidiaries For Most Of Its Revenue

We are a financial holding company and a bank holding company and as a result, much of our income consists of dividends received from our affiliated banks.  This means we rely primarily upon dividends from our affiliated banks to pay dividends to Bankshares’ common stockholders.  Federal and state bank regulations restrict the amounts when our affiliated banks pay dividends directly or indirectly to us, when making any extensions of credit to us, when transferring assets to us and when investing in our stock or securities.  These regulations also prevent us from borrowing from our affiliated banks unless the loans are secured by collateral.  In addition, we cannot assure that our affiliated banks will be able to continue to pay dividends to us at past levels, if at all.  If we do not receive sufficient cash dividends or borrowings from our affiliate banks, we may not have sufficient funds to pay dividends on common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

There were no unresolved staff comments as of December 31, 2005.

ITEM 2.  PROPERTIES

The main offices of Bankshares and MSD&T are located in a 21-story building at Two Hopkins Plaza in Baltimore, Maryland, which is owned by MBC Realty, LLC, a wholly owned subsidiary of Harbor Group International, L.L.C.  Pursuant to a lease agreement by and between MBC Realty, LLC (which was previously owned by Bankshares) and MSD&T, effective as of December 13, 2004, MSD&T agreed to lease up to approximately 179,000 square feet of prime office space and approximately 27,000 square feet of back-office and storage space at Two Hopkins Plaza, for a term of ten years.  At December 31, 2005, MSD&T and Bankshares occupied approximately 206,000 square feet.  The lease agreement contains two five-year renewal options.  The lease agreement requires aggregate annual rent of approximately $3.9 million in 2005.  At December 31, 2005, Bankshares also occupied approximately 132,000 square feet of leased space in a building located in Linthicum, Maryland, in which its operations and certain other departments are located, and a 7,000 square foot call center facility in Federalsburg, Maryland.  The Linthicum and Federalsburg properties are owned by Bankshares.  Of the 240 banking offices, 112 are owned in fee, 33 are owned subject to ground leases and 95 are leased, with aggregate annual rentals, not including the branch located at Two Hopkins Plaza, of approximately $10.6 million as of December 31, 2005.

ITEM 3.  LEGAL PROCEEDINGS

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

Thereafter, certain plaintiffs who had initially opted out of the proposed settlement and other objectors challenged the validity of the settlement in the district court.  The district court denied their arguments and approved the settlement.  These “opt out” plaintiffs and other objectors appealed the district court’s approval of the settlement to the Third Circuit Court of Appeals.  In August 2005, the Third Circuit reversed the district court’s approval of the settlement and remanded the case to the district court with instructions to consider and address certain specific issues when re-evaluating the settlement. Certain individuals who were excluded from the settlement class have filed two actions on behalf of a putative class of plaintiffs alleging claims similar to those raised in the initial filing.  These actions recently were consolidated in the Western District of Pennsylvania.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this Report to a vote of security holders, which is required to be disclosed pursuant to the instructions contained in the form for this Report.

SPECIAL ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT

The Bankshares’ officers who file reports under Section 16 of the Securities Exchange Act of 1934 are:

Name	Position	Age

Edward J. Kelly, III	Chairman of the Board, President and Chief Executive Officer	52

Alexander T. Mason	Vice Chairman and Chief Operating Officer	54

Jay M. Wilson	Vice Chairman and Chairman and Chief Executive Officer,
	Investment & Wealth Management	59

J. Marshall Reid	Executive Vice President, Banking	60

Peter W. Floeckher, Jr.	Executive Vice President, Affiliate Management	56

Terry L. Troupe	Executive Vice President and Chief Financial Officer	58

John L. Unger	Executive Vice President, General Counsel and Secretary	52

Michael M. Paese	Executive Vice President, Chief Administrative Officer,
	Chief Risk Officer and Deputy General Counsel	38

Deborah A. Kakaris	Executive Vice President, Operations and Technology Services	42

Kaye A. Simmons	Senior Vice President and Treasurer, Bankshares	50

William T. Skinner, Jr.	Senior Vice President and Controller	58

No family relationships, as defined by the rules and regulations of the Securities and Exchange Commission, exist among any of the Executive Officers. All officers are elected annually by the Board of Directors and hold office at the pleasure of the Board.

Effective March 1, 2001, Mr. Kelly became President and Chief Executive of Bankshares and Chairman of the Board and Chief Executive Officer of MSD&T.  In addition, effective March 1, 2003 Mr. Kelly became Chairman of Bankshares. Mr. Kelly served as Managing Director, Head of Global Financial Institutions, and as Co-Head of Investment Banking Client Management of J. P. Morgan, Chase & Co. during January 2001.  Prior thereto, he was a Managing Director of J. P. Morgan & Co. Incorporated and held the following additional positions with that Company: Head, Global Financial Institutions from February, 2000 through December, 2000; Co-Head, Global Financial Institutions and Head, Latin America Investment Banking from December 1997 through February 2000; Member, Global Investment Banking Committee from December 1997 through December 2000; and Co-Head, Financial Institutions (Americas) from February 1996 through December 1997.

Mr. Mason joined Bankshares in November 2003, and is Vice Chairman of Bankshares.  Effective January 2, 2004, he was named Bankshares’ Chief Operating Officer. Prior to joining Bankshares, he was Vice Chairman of Deutsche Bank in the Americas and Managing Director of Deutsche Bank Securities.  He also served as chief operating officer of the firm’s Global Corporate Finance Department and headed up the firm’s Global Industry Group practice.  He was elected a director of MSD&T in January 2005, and a director of Bankshares in January 2005.

Mr. Wilson has been a Vice Chairman of Bankshares and Chief Executive Officer of the Investment and Wealth Management Division of MSD&T since January 2005.  From September 1998 until December 2004, he was General Partner of Spring Capital Partners, L.P., a private equity fund providing expansion and acquisition capital to emerging growth companies. He was elected a director of MSD&T in January 2005, and a director of Bankshares in January 2005.

Mr. Reid was elected President and Chief Operating Officer of MSD&T in September 1997. He joined MSD&T as a Senior Vice President in 1993 and served as an Executive Vice President from 1994 until September 1997.

Mr. Floeckher was appointed Executive Vice President and Head of the Affiliates for Bankshares in November 2003.  He served as President and Chief Executive Officer of Citizens National Bank from 1995 until November 2003.

Mr. Floeckher is responsible for oversight of the Banks, which includes risk management, compliance and enhanced performance through coordinated sharing of best practices.

Mr. Troupe has been Chief Financial Officer of Bankshares and MSD&T since he joined the Bank in September 1996.

Mr. Unger became General Counsel on March 23, 2002 and was elected Secretary of Bankshares and MSD&T on July 1, 2002.  Prior to joining Bankshares, Mr. Unger was General Counsel to IMI Resort Holdings, Inc., a privately held real estate company in Greenville, South Carolina.

Mr. Paese was named Chief Administrative Officer of Bankshares in November 2004 and became Chief Risk Officer on January 2, 2005.  He joined MSD&T as a Senior Vice President and Deputy General Counsel in January 2003.  Before joining Mercantile, Mr. Paese was Senior Counsel to the Financial Services Committee of the U.S. House of Representatives (minority).  Mr. Paese advised the Committee on legal and policy issues relating to U.S. capital markets and corporate governance.  Prior thereto, Mr. Paese was a Vice President in equity capital markets, at J .P. Morgan & Co. Incorporated.  Prior thereto, Mr. Paese was an associate at Davis Polk & Wardwell.

Mrs. Kakaris has been an Executive Vice President of Bankshares and MSD&T since 2002.  She is responsible for Operations and Technology Services.  Mrs. Kakaris joined the bank in 1988 and served as a Senior Vice President from 1997 until March 2002.

Ms. Simmons joined Bankshares in 2003, after the merger with F&M Bancorp.  She had been Treasurer of F&M Bancorp since 2000 and Executive Vice President and Chief Financial Officer of Farmers & Mechanics Bank since 2000. Prior to that time, Ms. Simmons served as Senior Vice President of Finance and Treasurer of Citizens Bancorp from 1989 to 1997.

Mr. Skinner has been Senior Vice President and Controller of Bankshares since 1998.  He served as Controller of MSD&T since 1996.  Mr. Skinner joined MSD&T in 1979.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES

For information regarding market prices, dividends on Bankshares common stock, and the number of Bankshares stockholders, see the information set forth under the captions “Dividends” and “Recent Common Stock Prices” in Item 7 of this Annual Report.

Item 6.  Selected Financial Data

Five-Year Selected Financial Data

Years Ended December 31,
(Dollars in thousands, except per share data)	2005	2004	2003	2002	2001
OPERATING RESULTS
Net interest income	$617,126	$545,781	$472,349	$441,035	$417,327
Net interest income - taxable equivalent	623,973	552,525	479,109	447,228	423,751
Provision for loan losses	1,576	7,221	12,105	16,378	13,434
Noninterest income	243,120	213,929	183,572	144,519	146,404
Noninterest expense	420,821	391,958	337,447	272,608	263,959
Net income	276,319	229,407	196,814	190,238	181,295

PER COMMON SHARE DATA (1)
Basic net income	$2.28	$1.93	$1.80	$1.82	$1.71
Diluted net income	2.26	1.92	1.79	1.81	1.70
Dividends paid	0.99	0.92	0.86	0.79	0.73
Book value at period end	17.81	16.12	15.39	12.83	11.75
Market value at period end	37.63	34.80	30.39	25.73	28.69
Market range:
High	40.09	35.39	30.63	30.24	29.67
Low	32.27	26.87	20.11	21.38	22.42

BALANCE SHEET DATA AT PERIOD END
Total loans	$11,607,845	$10,228,433	$9,272,160	$7,312,027	$6,906,246
Total investment securities	3,106,287	2,928,870	3,070,645	2,550,491	2,327,760
Total assets	16,421,729	14,425,690	13,695,472	10,790,376	9,928,786
Total deposits	12,077,350	10,799,199	10,262,553	8,260,940	7,447,372
Shareholders’ equity	2,194,722	1,917,683	1,841,441	1,324,358	1,230,206

PROFITABILITY RATIOS
Return on average assets	1.78%	1.64%	1.64%	1.88%	1.96%
Return on average equity	13.18	12.26	13.15	15.12	15.15
Return on average tangible equity	19.54	18.00	16.55	16.69	17.67
Net interest rate spread - taxable equivalent	3.88	3.99	3.92	4.05	3.79
Net interest margin on earning assets - taxable equivalent	4.44	4.35	4.32	4.65	4.83
Efficiency ratio	48.53	51.14	50.92	46.07	46.30
Cash operating efficiency ratio	47.61	49.63	49.52	45.80	45.10

CAPITAL RATIOS
Average equity to average assets	13.51%	13.38%	12.51%	12.43%	12.97%
Average tangible equity to average tangible assets	9.70	9.70	10.34	11.45	11.89
Dividend payout ratio (1)	43.42	47.67	47.78	43.41	42.69
Risk-based capital:
Tier 1 capital ratio	11.82	12.33	12.46	15.00	15.41
Total capital ratio	15.37	16.23	16.63	16.29	16.72
Leverage ratio	9.81	10.02	9.60	11.20	11.60

Bank offices	240	226	227	185	188
Employees	3,606	3,479	3,565	2,885	2,949

CREDIT QUALITY DATA AT PERIOD END
Net charge-offs	$991	$13,556	$8,574	$19,240	$10,583
Nonaccrual loans	22,565	30,898	50,352	33,371	32,919
Other real estate owned, net	667	212	191	132	181
Total nonperforming assets	23,232	31,110	50,543	33,503	33,100

CREDIT QUALITY RATIOS
Net charge-offs as a percent of period-end loans	0.01%	0.13%	0.09%	0.26%	0.15%
Allowance for loan losses as a percent of period-end loans	1.35	1.46	1.68	1.90	2.05
Allowance for loan losses as a percent of nonperforming loans	694.32	482.24	308.50	415.33	429.73
Nonperforming assets as a percent of period-end loans and other real estate owned	0.20	0.30	0.55	0.46	0.48

(1)           On January 10, 2006, Bankshares announced a three-for-two stock split on its common stock. Per share amounts and other applicable information have been adjusted to give effect to the split.

Five-Year Summary of Consolidated Income

Years Ended December 31,
(Dollars in thousands)	2005	2004	2003	2002	2001
INTEREST INCOME
Interest and fees on loans	$700,832	$546,531	$472,943	$468,678	$543,242
Interest on securities	112,769	111,003	113,254	112,091	99,624
Other interest income	2,436	1,503	3,397	4,848	5,986
Total interest income	816,037	659,037	589,594	585,617	648,852
INTEREST EXPENSE
Interest on deposits	139,917	83,403	93,190	122,569	199,703
Interest on short-term borrowings	26,266	7,844	5,604	11,259	25,120
Interest on long-term debt	32,728	22,009	18,451	10,754	6,702
Total interest expense	198,911	113,256	117,245	144,582	231,525
NET INTEREST INCOME	617,126	545,781	472,349	441,035	417,327
Provision for loan losses	1,576	7,221	12,105	16,378	13,434
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	615,550	538,560	460,244	424,657	403,893
NONINTEREST INCOME
Investment and wealth management	95,756	90,050	78,933	68,435	69,331
Service charges on deposit accounts	43,885	44,263	39,194	33,539	30,101
Other income	103,479	79,616	65,445	42,545	46,972
Total noninterest income	243,120	213,929	183,572	144,519	146,404
NONINTEREST EXPENSES
Salaries and employee benefits	246,397	232,297	198,043	165,371	152,887
Net occupancy and equipment expenses	60,255	55,746	52,366	40,368	38,448
Amortization of goodwill	—	—	—	—	9,072
Other expenses	114,169	103,915	87,038	66,869	63,552
Total noninterest expenses	420,821	391,958	337,447	272,608	263,959
Income before income taxes	437,849	360,531	306,369	296,568	286,338
Applicable income taxes	161,530	131,124	109,555	106,330	105,043
NET INCOME	$276,319	$229,407	$196,814	$190,238	$181,295

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

I. EXECUTIVE OVERVIEW

Mercantile Bankshares Corporation (“Bankshares”) is a regional multibank holding company headquartered in Baltimore, Maryland.  At December 31, 2005, Bankshares had $16.4 billion in assets, $11.6 billion in loans and $12.1 billion in deposits.  It is the largest bank holding company headquartered in the state of Maryland.  The two principal lines of business are Banking and Investment & Wealth Management (“IWM”), delivered through the lead bank Mercantile-Safe Deposit and Trust Company (“MSD&T”) and 10 affiliated banks.  See “Segment Reporting” in section “II. ANALYSIS OF OPERATING RESULTS FOR 2005 TO 2004” for more information.

On January 10, 2006, Bankshares announced a three-for-two stock split on its common stock, payable in the form of a stock dividend on January 27, 2006 to stockholders of record as of the close of business on January 20, 2006.  Certain shares, average shares and per share amounts have been adjusted to give effect to the split.

Bankshares recorded its 30th consecutive year of increased net income in 2005.  Net income for Bankshares was $276.3 million for the year ended December 31, 2005, compared with $229.4 million for the year 2004, representing a 20.4% increase.  Diluted net income per common share for 2005 increased by 17.7% to $2.26 compared with $1.92 for 2004.  The most noteworthy factors affecting 2005 earnings were the acquisition of Community Bank of Northern Virginia (“CBNV”), improvement in the net interest margin, growth in loans and improving credit quality.

On May 18, 2005, Bankshares completed its acquisition of CBNV, a bank headquartered in Sterling, Virginia, which was merged into MSD&T.  CBNV operated 14 branch offices in the Northern Virginia metropolitan market at the time of the acquisition.  The consideration paid to CBNV shareholders in connection with the acquisition was comprised of $82.9 million in cash and 3.7 million shares of Bankshares’ common stock as adjusted to give effect to the stock split.  CBNV transactions have been included in Bankshares’ financial results subsequent to May 18, 2005.  The assets and liabilities of CBNV were recorded on the Consolidated Balance Sheet at their respective fair values.  The fair values were determined as of May 18, 2005, and are subject to refinement as further information becomes available.  The transaction resulted in total assets acquired as of May 18, 2005 of $888.2 million, including $671.0 million of loans and leases; liabilities assumed were $842.3 million, including $626.9 million of deposits.  Bankshares recorded $162.1 million of goodwill and $4.6 million of core deposit intangible (“CDI”).  CDI is subject to amortization and is being amortized over nine years on a straight-line basis.

The Board of Governors of the Federal Reserve System (“Federal Reserve Board”) increased short-term rates by 125 basis points in 2004 and 200 basis points in 2005.  The net interest margin improved 9 basis points to 4.44% for 2005 from 4.35% for 2004, which compares favorably with the increase of 3 basis points experienced during 2004.  The net interest margin for 2003 was 4.32%.  The 2005 net interest margin increase was attributable to a 20 basis point increase in the benefit derived from noninterest-bearing sources of funds, which was partially offset by an 11 basis point decline in the spread between the yield on earning assets and the cost of interest-bearing liabilities.  Competition to gather deposits increased throughout the year and resulted in higher rates paid on these funds.  See “Analysis of Interest Rate and Interest Differentials” and the discussions of “Net Interest Income” and “Interest Rate Risk” found in Item 7 of this report.

At December 31, 2005, loans outstanding were $11.6 billion, an increase of 13.5% over the $10.2 billion outstanding at December 31, 2004.  Much of the lending growth was driven by strong real estate markets for both commercial and residential properties.  Construction loans at December 31, 2005 were $1.6 billion, an increase of 26.7% from $1.3 billion at December 31, 2004.  Commercial real estate loans were $3.7 billion at December 31, 2005, an increase of 18.6% from $3.1 billion at December 31, 2004.  Commercial and industrial loans grew by 3.2%.

Credit quality measures improved on both an absolute and relative basis.  Nonperforming loans declined from $30.9 million at December 31, 2004 to $22.6 million at December 31, 2005.  This is the lowest level reported at year-end since December 31, 1999.  Nonperforming loans as a percent of year-end loans were 0.19% at December 31, 2005.  On a relative basis, this is their lowest level at year-end in more than 20 years.  Reflecting these improvements, the provision for loan losses declined by $5.6 million to $1.6 million for the year ended December 31, 2005.

In 2005 Bankshares experienced improvements in return on average assets (“ROA”) and return on average shareholders’ equity (“ROE”). The 2005 ROA increased to 1.78% from 1.64% in 2004. Bankshares’ 2005 ROE increased to 13.18% from 12.26% in 2004.  Average shareholders’ equity to average assets was at 13.51% for 2005, an increase from 13.38% for 2004.

Bankshares also reports cash operating earnings, defined as “GAAP” (Generally Accepted Accounting Principles) earnings excluding the amortization of intangible assets associated with purchase accounting for business combinations; securities gains and losses; and other significant gains, losses or expenses (such as those associated with integrating acquired entities’ operations into Bankshares) unrelated to Bankshares’ core operations.  We believe these non-GAAP measures provide information useful to investors in understanding our ongoing core business and operational performance trends.  These measures should not be viewed as a substitute for GAAP.  Management believes presentations of financial measures excluding the impact of certain items provide useful supplemental information and better reflect its core operating activities.  In order to arrive at core business operating results, the effects of certain noncore business transactions, such as gains and losses on the sales of securities, amortization of intangibles, restructuring charges and merger-related expenses, have been excluded.  Management reviews these same measures internally.  For instance, the cash operating efficiency ratio, rather than the GAAP basis efficiency ratio, is used to measure management’s success at controlling ongoing, core operating expenses.  We believe these measures are consistent with how investors and analysts typically evaluate our industry, and by providing these measures, we facilitate their analysis.  Cash operating earnings totaled $279.6 million for 2005, an increase of 18.7% over $235.5 million for 2004.

Additionally, management believes that reporting several key measures based on tangible assets (total assets less intangible assets) and tangible equity (total equity less intangible assets) is important, as this more closely approximates the basis for measuring the adequacy of capital for regulatory purposes.  For the year 2005, the return on average tangible assets was 1.89% compared with 1.75% for 2004.  The ratio of average tangible equity to average tangible assets was 9.70% for 2005 and 2004.  See “Reconciliation of Non-GAAP Measures” for the reconciliation of GAAP measures to non-GAAP measures in the section captioned “II. ANALYSIS OF OPERATING RESULTS FOR 2005 TO 2004” elsewhere in Item 7.

The remaining sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations will provide a more detailed explanation of the important trends and material changes in components of our consolidated financial statements.  The discussion suggests that sustaining future earnings growth comparable to our experience in past years will require, among other things, efficient generation of loan growth in a competitive market, while maintaining an adequate spread between yields on earning assets and the cost of funds.  Our degree of success in meeting these goals depends on unpredictable factors such as possible changes in prevailing interest rates, the mix of deposits, credit quality and general economic conditions.  This discussion and analysis should be read in conjunction with the consolidated financial statements and other financial information presented in this Report.

NET INCOME	DILUTED EARNINGS PER SHARE
(Dollars in millions)	(In dollars)
Five-Year Compound Growth Rate: 9.5%	Five-Year Compound Growth Rate: 6.1%

TOTAL ASSETS	INTEREST YIELDS AND RATES
(Dollars in millions) December 31, 2005	(Tax-equivalent basis)
Five-Year Compound Growth Rate: 12.9%

Critical Accounting Policies and Related Estimates

Set forth below is a discussion of the accounting policies and related estimates that management believes are the most critical to understanding Bankshares’ consolidated financial statements, financial condition and results of operations, and which require complex management judgments, uncertainties and/or estimates.  Information regarding Bankshares’ other accounting policies is included in Note No. 1 (Significant Accounting Policies) of the financial statements.

Investment Securities

Investment securities classified as “held-to-maturity” are acquired with the intent and ability to hold until maturity and are carried at cost.  Investment securities classified as “available-for-sale” are acquired to be held for indefinite periods and may be sold in response to changes in interest rates and/or prepayment risk or for liquidity management purposes.  These securities are carried at fair value.  Securities may become impaired on an other-than-temporary basis, which involves a degree of judgment.  Therefore, an assessment is made at the end of each quarter to determine whether there have been any events or economic circumstances to indicate that a security is impaired on an other-than-temporary basis.  An other-than-temporary impairment may develop if, based on all available evidence, the carrying amount of the investment is not recoverable within a reasonable period.  Factors considered in making this assessment include among others, the intent and ability to hold the investment for a period sufficient for a recovery in value, external credit ratings and recent downgrades, market price fluctuations due to factors other than interest rates, and the probability of collection of contractual cash flows.  Securities on which there is an unrealized loss deemed to be other-than-temporary are written down to fair value, and the adjustment is recorded as a realized loss.

Allowance for Loan Losses

Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. Bankshares’ allowance for loan losses provides for probable losses based on evaluations of known and inherent risks in the loan portfolio.  Management uses historical quantitative information to assess the adequacy of the allowance for loan losses as well as qualitative information about the prevailing economic and business environment among other things.  The allowance for loan losses is comprised of specific allocations to impaired loans and general allocations to pools of loans not deemed impaired that include an unallocated amount.

The specific allowance allocation is based on an analysis of the loan portfolio.  Each loan with an outstanding balance in excess of a specified threshold that is either in nonaccrual status or on the Watchlist is evaluated.  The Watchlist represents loans identified and closely followed by management.  They possess certain qualities or characteristics that may lead to collection and loss issues.  The identified loans are evaluated for potential loss in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting for Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting for Creditors for Impairment of a Loan – Income Recognition and Disclosure” by analyzing current collateral values or present value of cash flows, as well as the capacity of the guarantor, as applicable.

The general allowance calculation begins with segmentation of the remaining (unimpaired) portfolio according to loan types. Historical loss factors are maintained for each loan type, providing the starting point of the analysis.  Historical loss factors are applied to all non-Watchlist loans.  Management is currently utilizing the past five-year loss history specific to each major segment to perform the allocation.  Historical loss factors are adjusted to reflect the point in time that management initially identified a potential impairment loss in such risk-rated loans as opposed to when such loss is actually taken as a charge-off against the allowance.  This adjustment is necessary, as Bankshares’ practice has generally been to work with its borrowers through their economic difficulties and record a charge-off when all recovery efforts have been exhausted.  Accordingly, historical losses may tend to lag the national and regional economic cycles.  Bankshares also has developed data on probability of default and loss given default, which have been incorporated for the higher risk rated credits, which include Watchlist loans that are not currently impaired.  Those loss factors are then applied to all loans within the same risk rating.  Qualitative factors that may cause credit losses to deviate from average historical experience are then developed.  These include, but are not limited to: changes in the volume and severity of past due loans; changes in the volume of Watchlist loans and nonaccruals; concentrations in a specific industry or geographic location; administrative risk concerns that include changes in the loan review and loan grading system; changes in lending policies and procedures (which include underwriting, collection, charge-off and recovery practices); changes in management or the staff of any previously mentioned areas; and current economic conditions and indicators.  Both internal and external peer data are utilized as applicable to establish these factors.  Management’s judgment and experience are key to this process.  These factors are revised to address current conditions and trends in the portfolio.

The allowance amount not allocated represents the differential between the combined specific and general allocations and the actual allowance recorded on the books.  The unallocated allowance recognizes the imprecision inherent in estimating and measuring loss when allocating the allowance to individual, or pools of, loans.  It also takes into consideration the allowance level deemed appropriate by each affiliate based on its local knowledge and input from bank regulators and their view from the standpoint of safety and soundness, among other factors.

For a full discussion of Bankshares’ methodology for assessing the adequacy of the allowance for loan losses, see “Allowance for Loan Losses” found elsewhere in Item 7 and Note No. 1 (Significant Accounting Policies) of the financial statements.

Loans in Nonaccrual Status or Deemed to Be Impaired

A loan asset will be classified and placed into nonaccrual status when the principal or interest payments on any loan (e.g., commercial, mortgage and construction loans) are past due 90 days or more at the end of a calendar quarter or the payment in full of principal or interest is not expected.  Any accrued but uncollected interest is reversed at that time.  Consumer installment loans are charged off when they become 90 days past due at the end of the quarter.  Additionally, a loan may be put on nonaccrual status sooner than 90 days, if in management’s judgment, the loan or portion thereof is deemed uncollectible.  Bankshares ceases to accrue interest income on such loans. Subsequent receipts on nonaccrual loans are recorded as a reduction of principal, and interest income is recorded only once principal recovery is reasonably assured.  Generally, a loan may be restored to accrual status when all past due principal, interest and late charges have been paid and the Bank expects repayment of the remaining contractual principal and interest.

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

Income Taxes

Bankshares recognizes deferred income tax assets and liabilities for the future tax effects of temporary differences, net operating loss carryovers and tax credits.  Deferred tax assets are subject to management’s judgment, based on available evidence, that future realization is more likely than not.  If management determines that Bankshares may be unable to realize all or part of net deferred tax assets in the future, then Bankshares would be required to record a valuation allowance against such deferred tax asset.  In such an event, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the expected realizable amount.  For more information regarding Bankshares’ accounting for income taxes, see Note No. 12 (Income Taxes) of the financial statements.

Valuation of Goodwill/Intangible Assets and Analysis for Impairment

Bankshares has increased its market share, in part, through the acquisition of entire financial institutions accounted for under the purchase method of accounting, as well as from the purchase of other financial institutions’ branches (not the entire institution). Bankshares is required to record assets acquired and liabilities assumed at their fair value, which involves an estimate determined by the use of internal or other valuation techniques.  See Note No. 19 (Goodwill and Intangible Assets) of the financial statements for further information on the accounting for goodwill and other intangible assets.

II. ANALYSIS OF OPERATING RESULTS FOR 2005 TO 2004

Segment Reporting

Bankshares reports two distinct business segments, Banking and Investment & Wealth Management, for which financial information is segregated for use in assessing performance and allocating resources when reporting to the Board of Directors.  The Banking segment consists of the group of 11 affiliate banks and mortgage-banking activities.  A schedule disclosing the details of these operating segments can be found in Note No. 16 (Segment Reporting) of the financial statements.  Segment financial information is subjective and, unlike financial accounting, is not necessarily based on GAAP.  As a result, financial information of the reporting segments is not necessarily comparable with similar information reported by others and may not be comparable with Bankshares’ consolidated results.  Certain expense amounts, such as operations overhead, have been reclassified from internal financial reporting in order to provide for proper allocation of costs in the reported data.

In the fourth quarter of 2005, the Private Banking Group of MSD&T was consolidated into the Private Banking Group of IWM.  The segment results have been reclassified to conform to current presentation for comparability.  Additionally, as loans and deposits are now being reflected in the IWM segment, a funds transfer-pricing model was utilized to match the duration of the funding and investment of the IWM segment’s assets and liabilities.

Banking

The Banking segment includes the Retail, Small Business, Commercial and Mortgage Banking lines of business.  Banking products include:

•                  Retail Banking:  Checking, savings and money market accounts, time deposits and IRAs, insurance, equity lines and loans, lines of credit, and equipment and transportation (auto, recreational vehicle and marine) loans.

•                  Small Business Banking:  Deposit and credit products and services to businesses with annual revenues up to $3.0 million or credit needs up to $750.0 thousand, including receivables and inventory financing, equipment leases, and real estate financing.

•                  Commercial Banking:  Commercial deposit, lending and commercial real estate solutions to businesses typically with annual revenues between $4.0 million and $50.0 million, and including commercial loans and lines of credit, letters of credit, asset-based lending, commercial real estate, construction loans, capital market products and insurance.

•                  Mortgage Banking:  Commercial, multi-family and residential mortgage loan origination and servicing.

The following table presents selected Banking segment information for the three years ended December 31, 2005.

(Dollars in thousands)	2005	2004	2003
Net interest income	$609,758	$534,468	$469,704
Provision for loan losses	(1,576)	(7,221)	(12,105)
Noninterest income	132,154	114,477	98,426
Noninterest expenses	(341,543)	(318,706)	(268,656)
Adjustments	17,610	18,098	9,941
Income before income taxes	416,403	341,116	297,310
Income tax expense	(145,044)	(120,253)	(104,815)
Net income	$271,359	$220,863	$192,495
Average loans	$10,876,592	$9,591,510	$7,969,464
Average earning assets	13,917,161	12,576,465	10,966,978
Average assets	15,235,634	13,413,992	11,581,942
Average deposits	11,444,361	10,323,349	9,010,069
Average equity	1,891,834	1,449,355	1,280,643

In the second quarter of 2005, Bankshares consolidated Fidelity Bank into Farmers & Mechanics Bank.  The consolidation of these banks enables the surviving bank, Farmers & Mechanics, to serve its local customers with greater size and expertise.  Also in the second quarter of 2005, Mercantile Potomac Bank merged into MSD&T.  This combination allows Bankshares to provide the capital resources necessary for expansion into the Washington, D.C. and Northern Virginia markets.  Further, the merger of CBNV into the Mercantile Potomac Division of MSD&T was completed in the second quarter.  Mercantile Potomac Bank and Fidelity Bank will continue to serve their respective markets under their own names with local leadership and decision-making.

In the third quarter of 2004, Bankshares consolidated 11 affiliate banks into four banks.  The consolidated banks shared common markets.  The consolidation of these banks enables the surviving banks to serve their local customers with greater size, scale and expertise.  This initiative was not undertaken to reduce operating costs, although some savings arose out of the consolidation.  The initiative was undertaken to enable these banks to streamline operating processes, controls and compliance efforts; recruit seasoned professionals to these markets; and provide a greater breadth of services at the local level.  Bankshares is committed to the affiliate bank model, whereby local boards of directors provide strong oversight, and bank presidents maintain strong relationships within the community. In 2004, Banking incurred approximately $3.6 million in restructuring charges related to the consolidations. A majority of these costs was in severance charges and other personnel costs of approximately $2.3 million, with $1.1 million in legal and consulting fees.

The Banking segment, which contributed 86.0% of total revenue, continued to experience strong loan and deposit growth.  The Banking segment was the primary beneficiary of the CBNV acquisition.  The addition of CBNV during 2005 had an impact on nearly every line of the consolidated balance sheet and statement of consolidated income, as well as the performance of the Banking segment, as set forth below.  Net income for Banking for 2005 increased 22.9% to $271.4 million from $220.9 million for 2004.  The Banking segment’s operating leverage improved over the comparative period, with revenue growth of 15.4% and expense growth of 7.8%, which includes the addition of CBNV. Net interest income for Banking increased 14.1% to $609.8 million for 2005 from $534.5 million for 2004. The growth in net interest income in 2005 was largely attributable to a 13.4% increase in average loans outstanding, with the CBNV acquisition contributing approximately 32.1% of this growth.  See the analysis of net interest income included in the section captioned “Net Interest Income and Net Interest Margin” included elsewhere in this document.

As a reflection of the overall improvement in the Banking credit quality trends, Banking recorded a decrease of $5.6 million in the provision for loan losses for 2005.  Banking recorded a provision for loan losses of $1.6 million in 2005 compared with $7.2 million in 2004.  The allowance as a percentage of loans was 1.35% at year-end 2005 compared with 1.46% at year-end 2004.

Average loans outstanding increased 13.6% to $10.9 billion for 2005.  Commercial loans excluding the leasing portfolio (which is in the process of paying down as Bankshares has reduced the scope of this business) increased 5.0%, while commercial real estate increased 19.0% from the 2004 average.  Construction loans increased 28.7%, while consumer loans increased 13.0%, from 2004 levels.  Residential real estate loans increased 9.1% from 2004.  The CBNV acquisition contributed approximately 32.1% of the average loan growth in 2005.

Average deposits for Banking increased 10.9% to $11.4 billion in 2005.  All deposit categories increased from the 2004 average outstandings.  The strongest year-over-year growth was in certificates of deposit, noninterest-bearing deposits and money market deposit accounts with growth percentages of 19.9%, 9.3% and 8.5%, respectively.  The CBNV acquisition contributed approximately 34.8% of this deposit growth.

The year-over-year increases in noninterest income and noninterest expenses from 2004 are primarily attributable to the CBNV acquisition, increased deposit activities and branch expansion.  Noninterest income increased by $17.7 million in 2005, with gains on sales of bank premises increasing $2.7 million, mortgage banking fees increasing $3.5 million, nonmarketable investments increasing $2.6 million, insurance fees increasing $1.8 million and electronic banking fees increasing $2.2 million.  These gains were partially offset by a decrease of $0.6 million in deposit service charges.  Noninterest expenses increased by $22.8 million from 2004.  This increase was partially attributable to the $8.2 million in additional operating expenses related to the CBNV acquisition.  More than 41.0% of the increase in total noninterest expense is related to salaries and benefits, which grew by $11.2 million.  Incentive compensation linked to improved operating performance increased $7.7 million and pension expense increased $1.3 million.  Occupancy expense increased by $3.6 million and electronic banking costs increased by $2.4 million.

Investment & Wealth Management

IWM includes Retail Brokerage Services, Private Wealth Management, Institutional Investment Management, Private Banking and Mercantile Funds.  IWM provides a full line of investment products and retirement, tax and estate planning services. IWM products include:

•                  Retail Brokerage Services: Stocks, bonds, proprietary and nonproprietary mutual funds, fixed and variable annuities.

•                  Private Wealth Management Services: Proprietary and nonproprietary mutual funds, proprietary and nonproprietary separate account management, customized wealth advisory services, defined benefit and defined contribution retirement services, family office services, individual and institutional trust services and custody services.

•                  Institutional Investment Management:  Sophisticated investment management and administrative services for employee retirement plans, profit-sharing plans and endowments.

•                  Private Banking Services: Deposits, loans, and mortgages.

•                  Mercantile Funds:  Proprietary stock, taxable and nontaxable fixed income, money market mutual funds and registered hedge funds of funds.

The following table presents selected IWM segment information for the three years ended December 31, 2005.

(Dollars in thousands)	2005	2004	2003
Net interest income	$7,819	$10,172	$7,803
Provision for loan losses	—	—	—
Noninterest income	95,958	90,516	78,608
Noninterest expenses	(72,929)	(69,575)	(63,870)
Adjustments	(3,885)	(3,603)	(3,483)
Income before income taxes	26,963	27,510	19,058
Income tax expense	(10,785)	(11,004)	(7,623)
Net income	$16,178	$16,506	$11,435
Average loans	$152,572	$127,739	$119,285
Average earning assets	152,572	127,739	119,285
Average assets	152,941	127,949	119,501
Average deposits	199,159	175,096	132,575
Average equity	34,354	31,219	28,834

In the fourth quarter of 2005, the Private Banking Group of MSD&T was consolidated into the Private Banking Group of IWM.  The segment results have been reclassified to conform to current presentation for comparability.  Additionally, as loans and deposits are now being reflected in the IWM segment, a funds transfer-pricing model was utilized to match the duration of the funding and investment of the IWM’s segment assets and liabilities.

Ongoing progress was made in expanding the IWM business and upgrading client services.  Resources related to new business development and client service were added.  Product breadth was enhanced with the expansion of the open architecture platform that provides clients with access to a selected group of external separate account managers and mutual funds to complement Bankshares’ proprietary products.  Resources were also added in the DC/Virginia market, and Bankshares’ acquisition of CBNV has provided a larger distribution network in Northern Virginia.

Net income in IWM decreased slightly to $16.2 million in 2005, from $16.5 million in 2004 primarily due to a reduction in net interest income in the Private Banking Group.  Net interest income declined due to lower earnings attributed to noninterest-bearing demand deposit accounts due to greater volatility in customer balances during 2005.  Excluding the Private Banking Group, IWM net income increased $1.3 million, or 11.5%, from the previous year.  Pretax profit margins, prior to corporate overhead allocation, were 29.9% and 31.1% for 2005 and 2004, respectively.

The rise in equity markets immediately following the November 2004 election was sustained through most of 2005.  While the S&P 500 ended 2005 only 2.8% ahead of December 2004, most months during the year were 4.0% to 6.0% ahead of the comparable month in 2004.  Other major indices had mixed results.  Between December 31, 2004 and December 31, 2005, the Dow Jones Industrial Average was down 0.6% and the Nasdaq was up 1.4%.  In fixed income markets, the Lehman Aggregate Bond Index was down 2.5% for the year.  Given the relatively balanced weighting of equities and fixed income within Bankshares’ investment asset base, the markets overall provided a modest boost in 2005.  As of December 31, 2005, 44% of IWM’s managed assets were invested in equities, including real estate.  Approximately 38% of IWM’s managed assets were invested in fixed income securities and 18% were invested in cash and other.

	As of December 31,
Market Indices	2005	2004	2003
Dow Jones Industrial Average	10717	10783	10454
Year-over-Year % Change	-0.6	3.1	25.3
S&P 500 Index-period-end	1248	1214	1112
Year-over-Year % Change	2.8	9.0	26.4
Nasdaq	2205	2175	2003
Year-over-Year % Change	1.4	8.6	50.0
Lehman Brothers US Aggregate Bond Index	101.9	104.6	106.0
Year-over-Year % Change	-2.5	-1.3	-1.9

Revenues increased $3.1 million, or 3.1%, to $103.8 million in 2005 from $100.7 million in 2004.  Revenue increases were realized in Private Wealth Management, Institutional Investment Management, Mercantile Funds, and Brokerage.  Revenues declined in Private Banking despite strong loan and deposit growth.  Growth in IWM revenues was principally due to stronger equity and real estate markets during 2005 compared with 2004, increased new sales in Private Wealth Management and increased brokerage activity.

Private Wealth Management benefited from a modest improvement in the equity markets, 19% growth in annualized revenues from new sales compared with the prior year and the addition of new assets at higher fees than the prevailing average.  These trends were partially offset by a decline in income-related fees associated with the current low interest rate environment.  The increase in revenues partially reflects a $0.3 billion, or 2.1%, increase in Personal Assets Under Administration to $12.5 billion.  Personal Assets with Investment Responsibility increased $0.1 billion, or 1.5%, to $8.7 billion, while Assets with No Investment Responsibility increased $0.2 billion, or 4.5%, to $3.8 billion.

Institutional Investment Management benefited from an increase in real estate pension fees.  This was partially offset by a decline in the revenues of our Boyd Watterson Asset Management (“Boyd Watterson”) subsidiary and the loss of one significant account in the custody area.  The decline in revenues at Boyd Watterson is primarily attributable to a decline in equity assets under management and the spin-off of one part of its business.  Total Institutional Assets Under Administration (including Boyd Watterson) declined $1.6 billion, or 4.5%, to $33.7 billion.  Institutional Assets with Investment Responsibility declined $0.6 billion, or 4.9%, to $11.6 billion.  Assets Under Administration with No Investment Responsibility declined $1.0 billion, or 4.3%, to $22.1 billion.

The Mercantile Funds benefited from higher assets flows into the funds and improved equity markets.  Mercantile Fund assets increased $0.1 billion, or 3.2%, to $3.9 billion, driven by an 11.0% increase in personal trust assets.  Brokerage commissions and income benefited from growth in the number of accounts and assets held in accounts.  Brokerage assets increased 14.0% to $1.0 billion.  In the table below, Mutual Fund assets and Brokerage assets have been allocated to Personal and Institutional.

	Year ended December 31,
(Dollars in billions)	2005	2004	2003
Personal
Assets with Investment Responsibility	$8.7	$8.7	$8.7
Assets with No Investment Responsibility	3.8	3.6	3.3
Total Personal	12.5	12.3	12.0
Institutional
Assets with Investment Responsibility	11.6	12.2	12.2
Assets with No Investment Responsibility	22.1	23.1	21.6
Total Institutional	33.7	35.3	33.8

Mutual Funds Not included Above	0.3	0.2	0.2
Total

Assets with Investment Responsibility	20.6	21.1	21.1
Assets with No Investment Responsibility	25.9	26.7	24.9
Total Assets Under Administration	$46.5	$47.8	$46.0

At December 31, 2005, Assets Under Administration by IWM were $46.5 billion, a decrease of $1.3 billion, or 2.7%, from the prior year.  Bankshares had investment responsibility for $20.6 billion, down $0.5 billion, or 2.4%, compared with the prior year. Additional revenue growth will depend on continued new sales and increased distribution, equity and bond market conditions and acquisitions, if any.

In 2005, expenses increased 4.8%, or $3.3 million, to $72.9 million, compared with $69.6 million in 2004. Increases in personnel-related, technology and occupancy expenses were offset by decreases in professional services, travel and marketing expenses.

Bankshares Earnings Performance

ANALYSIS OF INTEREST RATES AND INTEREST DIFFERENTIALS

The following table presents the distribution of the average consolidated balance sheets, interest income/expense and yields earned and rates paid.

	2005			2004
	Average	Income (1)	Yield (1)	Average	Income (1)	Yield (1)
(Dollars in thousands)	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate
Earning assets
Loans: (2)
Commercial and leasing	$2,900,598	$186,462	6.43%	$2,725,452	$145,170	5.33%
Commercial real estate	3,444,921	226,356	6.57	2,927,968	173,626	5.93
Construction	1,473,353	102,484	6.96	1,144,044	62,508	5.46
Residential real estate	1,761,955	105,312	5.98	1,643,504	98,596	6.00
Home equity lines	507,153	30,692	6.05	450,244	20,222	4.49
Consumer	941,571	54,283	5.77	828,197	50,940	6.15
Total loans	11,029,551	705,589	6.40	9,719,409	551,062	5.67
Federal funds sold, et al	51,826	2,434	4.70	59,848	1,501	2.51
Securities: (3)
Taxable securities
U.S. Treasury	494,763	17,906	3.62	741,127	28,710	3.87
U.S. Government agencies	922,597	30,143	3.27	810,014	28,554	3.53
Mortgage-backed	1,418,144	59,084	4.17	1,250,947	48,159	3.85
Other investments	63,067	2,497	3.96	57,193	2,389	4.18
Tax-exempt securities
States and political subdivisions	87,992	5,229	5.94	94,308	5,404	5.73
Total securities	2,986,563	114,859	3.85	2,953,589	113,216	3.83
Interest-bearing deposits in other banks	197	2	1.21	158	2	1.17
Total earning assets	14,068,137	822,884	5.85	12,733,004	665,781	5.23
Cash and due from banks	309,646			291,540
Bank premises and equipment, net	143,177			141,368
Other assets	1,154,561			985,222
Less: allowance for loan losses	(154,502)			(158,163)
Total assets	$15,521,019			$13,992,971
Interest-bearing liabilities
Deposits:
Savings	$1,428,445	5,545	0.39	$1,425,423	4,197	0.29
Checking plus interest accounts	1,399,215	2,367	0.17	1,289,295	1,899	0.15
Money market	1,651,513	23,036	1.39	1,571,462	9,584	0.61
Time deposits $100,000 and over	1,627,194	51,714	3.18	1,314,423	26,101	1.99
Other time deposits	2,142,068	57,255	2.67	1,933,799	41,622	2.15
Total interest-bearing deposits	8,248,435	139,917	1.70	7,534,402	83,403	1.11
Short-term borrowings	1,105,988	26,266	2.37	932,493	7,844	0.84
Long-term debt	749,196	32,728	4.37	645,375	22,009	3.41
Total interest-bearing funds	10,103,619	198,911	1.97	9,112,270	113,256	1.24
Noninterest-bearing deposits	3,165,320			2,879,290
Other liabilities and accrued expenses	155,663			129,741
Total liabilities	13,424,602			12,121,301
Shareholders’ equity	2,096,417			1,871,670
Total liabilities & shareholders’ equity	$15,521,019			$13,992,971
Net interest rate spread		$623,973	3.88%		$552,525	3.99%
Effect of noninterest-bearing funds			0.56			0.36
Net interest margin on earning assets			4.44%			4.35%
Tax-equivalent adjustment included in:
Loan income		$4,757			$4,531
Investment securities income		2,090			2,213
Total		$6,847			$6,744

	2003			2002			2001
	Average	Income (1)	Yield (1)	Average	Income (1)	Yield (1)	Average	Income (1)	Yield (1)
(Dollars in thousands)	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate
Earning assets
Loans: (2)
Commercial and leasing	$2,478,707	$135,186	5.45%	$2,367,328	$148,380	6.27%	$2,407,097	$190,143	7.90%
Commercial real estate	2,316,627	142,166	6.14	1,915,994	130,995	6.84	1,571,238	127,848	8.14
Construction	929,939	50,324	5.41	733,237	44,667	6.09	795,931	63,359	7.96
Residential real estate	1,350,034	88,292	6.54	1,247,859	91,592	7.34	1,229,755	98,464	8.01
Home equity lines	311,037	13,899	4.47	215,411	11,122	5.16	175,549	13,892	7.91
Consumer	702,638	47,973	6.83	609,015	46,744	7.68	653,286	54,486	8.34
Total loans	8,088,982	477,840	5.91	7,088,844	473,500	6.68	6,832,856	548,192	8.02
Federal funds sold, et al	250,462	3,337	1.33	178,624	4,833	2.71	141,245	5,968	4.38
Securities: (3)
Taxable securities
U.S. Treasury	1,021,513	41,233	4.04	1,478,387	67,531	4.57	1,366,245	73,653	5.39
U.S. Government agencies	709,519	32,399	4.57	610,617	30,072	4.92	339,298	19,812	5.84
Mortgage-backed	927,235	36,135	3.90	216,391	12,096	5.59	48,203	3,599	7.47
Other investments	20,804	807	3.88	9,131	628	6.88	8,823	736	8.34
Tax-exempt securities
States and political subdivisions	69,888	4,543	6.50	38,799	3,135	8.08	40,359	3,298	8.17
Total securities	2,748,959	115,117	4.19	2,353,325	113,462	4.82	1,802,928	101,098	5.61
Interest-bearing deposits in other banks	9,085	60	0.66	358	15	4.12	365	18	4.98
Total earning assets	11,097,488	596,354	5.37	9,621,151	591,810	6.15	8,777,394	655,276	7.47
Cash and due from banks	266,173			227,034			215,852
Bank premises and equipment, net	118,071			101,660			102,993
Other assets	637,461			314,511			273,444
Less: allowance for loan losses	(147,612)			(140,899)			(142,481)
Total assets	$11,971,581			$10,123,457			$9,227,202
Interest-bearing liabilities
Deposits:
Savings	$1,168,074	4,702	0.40	$966,283	8,405	0.87	$853,911	12,899	1.51
Checking plus interest accounts	1,071,877	2,061	0.19	873,497	2,908	0.33	771,186	5,255	0.68
Money market	1,357,234	9,757	0.72	1,096,417	14,223	1.30	846,577	21,839	2.58
Time deposits $100,000 and over	1,272,327	29,464	2.32	1,080,347	34,671	3.21	1,145,569	62,350	5.44
Other time deposits	1,852,622	47,206	2.55	1,759,160	62,362	3.54	1,812,589	97,360	5.37
Total interest-bearing deposits	6,722,134	93,190	1.39	5,775,704	122,569	2.12	5,429,832	199,703	3.68
Short-term borrowings	851,348	5,604	0.66	845,938	11,259	1.33	744,907	25,120	3.37
Long-term debt	517,386	18,451	3.57	279,471	10,754	3.85	117,823	6,702	5.69
Total interest-bearing funds	8,090,868	117,245	1.45	6,901,113	144,582	2.10	6,292,562	231,525	3.68
Noninterest-bearing deposits	2,269,720			1,856,706			1,618,838
Other liabilities and accrued expenses	113,848			107,671			118,744
Total liabilities	10,474,436			8,865,490			8,030,144
Shareholders’ equity	1,497,145			1,257,967			1,197,058
Total liabilities & shareholders’ equity	$11,971,581			$10,123,457			$9,227,202
Net interest rate spread		$479,109	3.92%		$447,228	4.05%		$423,751	3.79%
Effect of noninterest-bearing funds			0.40			0.60			1.04
Net interest margin on earning assets			4.32%			4.65%			4.83%
Tax-equivalent adjustment included in:
Loan income		$4,897			$4,822			$4,950
Investment securities income		1,863			1,371			1,474
Total		$6,760			$6,193			$6,424

(1)  Presented on a tax-equivalent basis using the statutory federal corporate income tax rate of 35%.  See “Reconciliation of
Non-GAAP Measures.”

(2)  Nonaccrual loans are included in the respective average loan balances.

(3)  Average investment securities are reported at amortized cost and exclude unrealized gains (losses) on securities available-for-sale.

(4)  Loan fees of $12.4 million, $11.1 million, $9.3 million, $9.7 million and $9.2 million for 2005, 2004, 2003, 2002 and 2001, respectively, are included for rate calculation purposes.

Net Interest Income and Net Interest Margin

Net interest income represents the largest source of Bankshares’ revenue.  Changes in both the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities affect it.  Interest rate risk represents one of the more significant risks facing financial institutions like Bankshares.  See additional discussion under the caption “Interest Rate Risk” in section ”III. ANALYSIS OF FINANCIAL CONDITION.”  It is measured in terms of the effect changes in market interest rates have on net interest income.  Bankshares is slightly asset sensitive, with assets repricing more quickly than liabilities in response to changes in interest rates.  In a rising rate environment, Bankshares’ net interest margin (net interest income expressed as a percent of average earning assets) expands, causing the growth in net interest income to accelerate.  Net interest income, on a fully tax-equivalent basis, was $624.0 million for 2005.  This represents an increase of 12.9%, or $71.4 million, over the prior year’s $552.5 million.  In 2004, fully tax-equivalent net interest income increased by $73.4 million, or 15.3%, over 2003.  As previously noted, net interest income is affected by changes in the volume of earning assets and the net interest margin earned thereon.  The “Rate/Volume Analysis” table presents further details supporting this discussion.

Average earning assets increased by $1.3 billion, or 10.5%, in 2005, due in part to the CBNV acquisition.  Average total loans grew $1.3 billion, or 13.5%, during 2005, of which the CBNV acquisition contributed approximately 32.1%, compared with an increase of $1.6 billion, or 14.7% in 2004, which included a full year of the Farmers acquisition.  Average securities, the other major component of earning assets, increased by $33.0 million, or 1.1%, in 2005 compared with an increase of $204.6 million, or 7.4%, in the prior year.  The slowing growth of the investment portfolio in 2005 is attributable to liquidity used to fund additional loan growth.  See the following section ”III. ANALYSIS OF FINANCIAL CONDITION” for a more in-depth discussion of balance sheet trends.  The overall growth in average earning assets added $60.4 million to net interest income in 2005.

Also contributing to the increase in net interest income was a 9 basis point increase in the net interest margin from 4.35% in 2004 to 4.44% in 2005, compared with a 3 basis-point increase from 4.32% in 2003.  The increase was attributable to a 20 basis point increase in the benefit derived from noninterest-bearing sources of funds, which was partially offset by an 11 basis point decline in the spread between the yield on earning assets and the cost of interest-bearing liabilities.  The benefit from noninterest-bearing funds increased due primarily to a $343.8 million increase in net noninterest-bearing funds and the rising rate environment.  The decline in the net interest spread resulted from intensified competitive pressure on deposit pricing and the flatness of the yield curve, which caused the overall yield on the investment portfolio to lag the increase in funding costs. The net improvement in the net interest margin of 9 basis points added $11.0 million to net interest income in 2005.

During 2005, the Federal Reserve Board raised rates eight times, for a total increase of 200 basis points, and the yield curve flattened dramatically.  At December 31, 2004, the spread between the 10-year and two-year Treasury note rates was 115 basis points, and by December 31, 2005, the spread had inverted to a negative 2 basis points.

Looking forward to 2006, management anticipates a moderate increase in short-term interest rates in the near term. Given the current rate environment, the shape of the yield curve and the competitive dynamic, it is difficult to predict how these pressures will affect the net interest margin.  Management feels that Bankshares’ balance sheet is relatively well positioned with respect to Federal Reserve Board interest rate changes; however, competition for customers is expected to remain intense.  As Bankshares expands in new markets, it is possible that spreads and margins may compress due to loan and deposit pricing competition and the effort to achieve sensible growth from small existing market positions.  For additional information regarding interest rate sensitivity, see the discussion under “Interest Rate Risk” in “III. ANALYSIS OF FINANCIAL CONDITION.”

SOURCES OF INCOME	USES OF INCOME
(Dollars in millions)	(Dollars in millions)

RATE/VOLUME ANALYSIS

A rate/volume analysis, which demonstrates changes in tax-equivalent interest income and expense for significant assets and liabilities, appears below.  The calculation of rate and volume variances is based on a procedure established for banks by the Securities and Exchange Commission.

	Year ended December 31,
	2005 vs. 2004			2004 vs. 2003
	Due to variances in			Due to variances in
(Dollars in thousands)	Total	Rates	Volumes (5)	Total	Rates	Volumes (5)
Interest earned on:
Loans:
Commercial and leasing (1)	$41,292	$30,033	$11,259	$9,984	$(3,159)	$13,143
Commercial real estate (2)	52,730	18,762	33,968	31,460	(4,792)	36,252
Construction (3)	39,976	17,070	22,906	12,184	486	11,698
Residential real estate	6,716	(364)	7,080	10,304	(7,302)	17,606
Home equity lines	10,470	7,026	3,444	6,323	71	6,252
Consumer	3,343	(3,193)	6,536	2,967	(4,756)	7,723
Taxable securities (4)	1,818	332	1,486	(2,762)	(10,200)	7,438
Tax-exempt securities (4)	(175)	200	(375)	861	(726)	1,587
Federal funds sold, et al	933	1,310	(377)	(1,836)	704	(2,540)
Interest-bearing deposits in other banks	—	—	—	(58)	1	(59)
Total interest income	157,103	71,176	85,927	69,427	(29,673)	99,100

Interest paid on:
Savings deposits	1,348	1,336	12	(505)	(1,541)	1,036
Checking plus interest deposits	468	282	186	(162)	(580)	418
Money market accounts	13,452	12,335	1,117	(173)	(1,713)	1,540
Time deposits $100,000 and over	25,613	15,673	9,940	(3,363)	(4,338)	975
Other time deposits	15,633	10,066	5,567	(5,584)	(7,652)	2,068
Short-term borrowings	18,422	14,302	4,120	2,240	1,706	534
Long-term debt	10,719	6,184	4,535	3,558	(1,006)	4,564
Total interest expense	85,655	60,178	25,477	(3,989)	(15,124)	11,135
Net interest earned	$71,448	$10,998	$60,450	$73,416	$(14,549)	$87,965

(1) Tax-equivalent adjustments of $3.1 million for 2005, 2004 and 2003 are included in the calculation of commercial loan rate variances.

(2) Tax-equivalent adjustments of $0.6 million for 2005 and $0.5 million for both 2004 and 2003 are included in the calculation of commercial real estate loan rate variances.

(3) Tax-equivalent adjustments of $1.0 million for 2005, $0.9 million for 2004 and $1.3 million for 2003 are included in the calculation of construction loan rate variances.

(4) Tax-equivalent adjustments of $2.1 million for 2005, $2.2 million for 2004 and $1.9 million for 2003 are included in the calculation of investment securities rate variances.

(5) Changes attributable to mix (rate and volume) are included in the volume variance.

Interest Income

Fully tax-equivalent interest income amounted to $822.9 million in 2005, an increase of $157.1 million, or 19.1%, from $665.8 million in 2004.  This compares favorably with the $69.4 million, or 11.6%, increase in 2004 from 2003.  The increase in 2005 was due to growth in average loans and securities that contributed $85.9 million, and an increase in market interest rates, resulting in a $71.2 million increase from the higher yield on earning assets.  During 2004, the $99.1 million in additional interest income from growth in average loans and securities was offset by a decline in market interest rates, resulting in a $29.7 million reduction in interest income from lower earning assets.

At year-end 2005, the prime rate was 7.25%, compared with 5.25% and 4.00% at year-end 2004 and 2003, respectively.  The average prime rate was 6.19% for 2005, compared with 4.35% for 2004, an increase of 184 basis points.  The yield on average total loans in 2005 was 6.40%, a 73 basis-point increase from 5.67% in 2004.  The commercial, construction and home equity loan portfolios are the most sensitive to changes in short-term interest rates.  The average yield on the construction and home equity loan portfolios increased 150 basis points and 156 basis points, respectively, while the commercial loan portfolio yield increased 110 basis points over 2004.

The commercial real estate loan portfolio includes both fixed and variable-rate loans and the average portfolio yield increased 64 basis points.  The residential real estate and consumer loan portfolios are affected mostly by intermediate and long-term rates and do not move with the prime rate.  The yields on the consumer loan portfolio and the residential real estate portfolios decreased by 38 basis points and 2 basis points, respectively.

The yield on investment securities, 3.85% in 2005, increased 2 basis points, from 3.83% in 2004.  The yield on the portfolio decreased 36 basis points in 2004 from 4.19% in 2003.  Bankshares has been changing the mix of the portfolio to offset the negative impact on interest income from reinvesting at lower yields.  During 2005 Bankshares continued to follow a strategy to diversify the portfolio to a mix of U.S. Treasury, U.S. Government agencies and mortgage-backed securities.  This has resulted in a mix of 17.0%, 31.0% and 47.0% of treasury, agency and mortgage-backed securities, respectively, in 2005.  The other 5.0% of the investment securities was comprised of 3.0% municipals and 2.0% other investments at year-end.

Interest Expense

Total interest expense in 2005 was $198.9 million, an increase of $85.7 million, or 75.6%, from $113.3 million in 2004.  The increase in interest expense for 2005 was attributable to an increase in the rate paid on total interest-bearing funds of 73 basis points and a 10.9% growth in average balances.  Total interest expense in 2004 was $4.0 million less than the $117.2 million reported in 2003.  With the expectation that the Federal Reserve Board will increase short-term rates again in 2006, management anticipates that rates paid on managed-rate deposits (savings, checking plus interest and money market accounts) will increase.  See the discussion under “Interest Rate Risk” in “III. ANALYSIS OF FINANCIAL CONDITION” for further information regarding Bankshares’ exposure to changes in interest rates.

The rate paid on average total interest-bearing deposits was 1.70% in 2005, an increase of 59 basis points from 1.11% for the prior year.  The rate paid on savings, checking plus interest and money market accounts increased 10 basis points, 2 basis points and 78 basis points, respectively.  Certificates of deposit of $100,000 and over increased 119 basis points, while the rate paid on other time deposits increased 52 basis points in 2005.

The most interest rate sensitive source of funds is short-term borrowings.  This category is comprised of federal funds purchased, securities sold under agreements to repurchase and commercial paper.  The duration of these funds is very short, with most repricing daily. Reflecting the rate environment, the rate paid on short-term borrowings increased 153 basis points to 2.37% in 2005, after having increased by 18 basis points in 2004 to 0.84%.  The rate paid on long-term debt increased 96 basis points in 2005, following a decline of 16 basis points in the prior year.  The increase is related primarily to the increase in interest rate swap costs on Bankshares’ long-term debt.  The $200.0 million of 10-year debt issued by MSD&T in the fourth quarter of 2001, issued at a fixed rate of 5.70%, were converted to a floating rate through an interest rate swap.  The notes reprice quarterly and carried an effective cost of 4.24% during 2005 versus 2.38% in 2004.  Additionally, Bankshares issued $300.0 million of subordinated debt in April 2003.  The notes were issued at a fixed rate of 4.63%.  Subsequently, $150.0 million of this debt was converted to a floating rate through interest rate swaps.  The effect of the swaps lowered the cost on the $300.0 million debt to 4.37% during 2005 versus 3.46% in 2004.

NONINTEREST INCOME

A schedule of noninterest income over the past three years is presented below:

	Year ended December 31,			% Change
(Dollars in thousands)	2005	2004	2003	2005/2004	2004/2003
Investment and wealth management	$95,756	$90,050	$78,933	6.3%	14.1%
Service charges on deposit accounts	43,885	44,263	39,194	(0.9)	12.9
Mortgage banking-related fees:
Commercial	12,015	8,478	6,645	41.7	27.6
Residential	3,004	3,017	4,466	(0.4)	(32.4)
Total mortgage banking-related fees	15,019	11,495	11,111	30.7	3.5
Net investment securities gains	405	1,239	7,137	(67.3)	(82.6)
Nonmarketable investments:
Private equity and other investments	10,379	2,569	823	304.0	212.2
Hedge funds	4,720	5,529	6,385	(14.6)	(13.4)
Bank-owned life insurance	4,783	3,324	2,981	43.9	11.5
Total nonmarketable investments	19,882	11,422	10,189	74.1	12.1
Other income:
Electronic banking fees	23,969	21,766	16,930	10.1	28.6
Charges and fees on loans	12,664	10,833	9,549	16.9	13.4
Insurance	15,017	13,358	4,656	12.4	186.9
All other income	16,523	9,503	5,873	73.9	61.8
Total other income	68,173	55,460	37,008	22.9	49.9
Total	$243,120	$213,929	$183,572	13.6	16.5

Noninterest Income

Noninterest income for 2005 increased by $29.2 million, or 13.6%, to $243.1 million compared with $213.9 million for 2004.  The table above shows the major components of noninterest income.  IWM revenue includes personal and institutional fee income related primarily to trust, brokerage and custody services.  IWM revenue represented the largest source of noninterest income at 39.4%.  Revenues increased 6.3% to $95.8 million in 2005.  Growth in IWM revenue was due principally to stronger equity markets during 2005 compared with 2004, increased new sales in Private Wealth Management and increased brokerage activity.  Additional growth will depend on continued new sales and increased distribution, equity and bond market conditions and further acquisitions, if any.  See the preceding discussion in “Segment Reporting” for additional information relating to IWM.

Service charges on deposit accounts decreased slightly from 2004.  The decrease was related primarily to increased earnings credits used to calculate service charges to our business customers, which resulted from the rising interest rate environment.  Overdraft fees increased $1.9 million over 2004, partially offsetting the decline in service charges from our business customers.

Mortgage banking fees increased $3.5 million, or 30.7%, over 2004 due to strong performance in the commercial sector.  Bankshares’ mortgage banking-related revenue is comprised of loan origination fees, which is the largest category, at 65.0%, of total mortgage banking fees; servicing fees; originated mortgage servicing; and net gain on sales of mortgage loans.  Commercial mortgage banking-related fees increased $3.5 million due to higher origination fees of $2.3 million and increased income of $1.1 million from originated mortgage servicing.  Commercial servicing income was nearly flat compared with the prior year.  Commercial mortgages are brokered to an investor base with servicing retained.  Residential mortgage banking fees for 2005 were nearly flat compared with 2004.

Investment securities gains in 2005 mostly represent the restructuring of the securities portfolio acquired from CBNV.  The gains in 2004 represent sales of equity securities, with the balance related to the continued restructuring of the investment securities held in the available-for-sale portfolios.

Nonmarketable investment income represents revenues derived from investing in private equities, hedge funds-of-funds (“hedge funds”), Federal Reserve Banks and Federal Home Loan Bank securities acquired to meet various regulatory requirements and bank-owned life insurance (“BOLI”).  In 2005, nonmarketable investment income increased $8.5 million, or 74.1%, over 2004 as a result of better private equity investment performance and higher income from bank-owned life insurance (“BOLI”).  These increases were partially offset by a decline in hedge fund income.  The increase in BOLI revenue was due to better performance and the purchase of an additional $50.0 million in the third quarter of 2005, bringing total investments in BOLI to $152.6 million.

Other income includes several categories.  Electronic banking fees consist of merchant card processing fees, foreign ATM fees and check card fees.  These fees increased by $2.2 million, or 10.1%, from 2004 due to higher volumes.  Charges and fees on loans consist of letters of credit fees, late fees and other assessed loan fees and increased $1.8 million, primarily due to higher letters of credit fees.  Insurance revenues increased $1.7 million and are derived from fee income related to the sale and servicing of insurance products.  All other income increased $7.0 million over 2004 due primarily to a $2.7 million increase in gains on sales of bank-owned premises and $3.3 million in higher capital markets-related revenue.

NONINTEREST EXPENSES

A schedule of noninterest expenses over the past three years is presented below:

	Year ended December 31,			% Change
(Dollars in thousands)	2005	2004	2003	2005/2004	2004/2003
Salaries	$200,222	$187,621	$160,326	6.7%	17.0%
Employee benefits	46,175	44,676	37,717	3.4	18.5
Net occupancy expense of bank premises	28,596	24,307	20,756	17.6	17.1
Furniture and equipment expenses	31,659	31,439	31,610	0.7	(0.5)
Communications and supplies	16,406	16,904	15,188	(2.9)	11.3
Other expenses:
Professional services	21,914	25,302	19,500	(13.4)	29.8
Advertising and promotional expenses	9,103	8,418	9,155	8.1	(8.1)
Electronic banking expenses	13,946	11,509	8,621	21.2	33.5
Amortization of intangible assets	8,773	8,142	4,943	7.7	64.7
Outsourcing expenses	11,231	5,342	4,145	110.2	28.9
All other expenses	32,796	28,298	25,486	15.9	11.0
Total other expenses	97,763	87,011	71,850	12.4	21.1
Total	$420,821	$391,958	$337,447	7.4	16.2

Noninterest Expenses

Noninterest expenses increased $28.9 million, or 7.4%, from 2004.  The table above shows the major components of noninterest expenses.  The principal reasons for the year-over-year increase were expenses of approximately $8.0 million related to the acquisition of CBNV; higher incentive compensation related to improved operating performance; base compensation and staffing increases; higher occupancy expense due to the December 2004 sale of Bankshares’ headquarters building and the outsourcing of IWM back-office functions.

Controlling costs and maintaining operational efficiencies remains a primary objective for Bankshares.  A closely monitored key measure is Bankshares’ overall efficiency ratio.  It is computed by dividing noninterest expenses by the sum of net interest income on a tax-equivalent basis and noninterest income.  Bankshares’ efficiency ratio was 48.53% for the year ended December 31, 2005 compared with 51.14% for the year ended December 31, 2004.  The cash operating efficiency ratio excludes amortization expense for intangibles and nonoperating income and expenses, such as securities gains and losses and other significant gains, losses or expenses (such as those associated with integrating acquired entities’ operations into Bankshares) unrelated to Bankshares’ core operations.  When calculating certain performance ratios, Bankshares believes that excluding these costs and income helps the investor to evaluate and compare the results of our core, ongoing business operations.  Bankshares’ cash operating efficiency ratio was 47.61% and 49.63% for the years ended December 31, 2005 and 2004, respectively.  See “Reconciliation of Non-GAAP Measures” found in Item 7.

Salaries, which include base compensation, commissions, incentive compensation and stock-based compensation, are the largest component of noninterest expense at 47.6%.  Salaries increased $12.6 million, or 6.7%.  Nearly one-quarter of this increase, ($3.0 million) was due to the CBNV acquisition.  Also contributing to the increase were higher incentive compensation expenses of $8.3 million related to improved operating performance and $6.3 million in merit and staffing increases.  Stock-based compensation was nearly flat when compared with 2004.  Partially offsetting these increases was a reduction in salaries expense by $2.5 million based on the deferral of loan origination costs.  Employee benefit expenses increased nearly $1.5 million, or 3.4%.  This increase was due primarily to higher payroll taxes and pension expense.  Partially offsetting this increase was a $1.3 million rebate from a medical insurance provider due to good claims experience.

Net occupancy expense, which includes premises depreciation, rents, maintenance and utilities, increased due to an increase of approximately $5.0 million related to the loss of outside tenant income due to the sale of Bankshares’ headquarters building in December 2004.  The net addition of 14 new branches, primarily from the CBNV acquisition, also contributed to the increase.  Furniture and equipment expenses include depreciation, rental and maintenance expense associated with the upkeep and improvement of hardware and computer software.

Other expenses consist of professional services, advertising and promotion, electronic banking, intangible amortization, outsourcing and all other expenses.  Other expenses increased $10.8 million, or 12.4%, in 2005.  The CBNV acquisition contributed $2.4 million to this increase.  Professional fees decreased $3.4 million in 2005 due primarily to a $1.4 million reduction in fees related to the implementation of compliance measures under The Sarbanes-Oxley Act of 2002 and a decrease of $1.5 million related to a litigation matter in 2004.  The increase in electronic banking expense of $2.4 million in 2005 was driven by volume increases.  This increase was not completely offset by increased revenue generated from these services (referred to in the Noninterest Income section).   Amortization of other identifiable intangibles increased to $8.8 million in 2005, from $8.1 million in 2004, as a direct result of the CBNV acquisition.  The remaining increase in other expenses over 2004 was due primarily to $5.9 million in higher fees related to the outsourcing of IWM back-office functions.

III. ANALYSIS OF FINANCIAL CONDITION

Investment Securities

Bankshares’ investment securities portfolio is structured to manage liquidity, interest rate risk and regulatory capital and to take advantage of market conditions that create more economically attractive returns on investments.  At December 31, 2005, the total investment securities portfolio was $3.1 billion compared with $2.9 billion at December 31, 2004, with net unrealized losses of $52.2 million and $3.2 million for the same periods.  The portfolio consists of short-term and intermediate-term U.S. Treasury and U.S. Government agency obligations, adjustable-rate mortgage-backed securities (ARMs) and intermediate average-life agency collateralized mortgage obligations (CMOs).  More than 99.5% of the total investment portfolio is classified as available-for-sale.

At year-end 2005, the weighted-average maturity of the debt securities available-for-sale portfolio was 2.3 years compared with 2.4 years at year-end 2004.  Since 50.0% of this portfolio was mortgage-backed securities, the expected remaining maturity may differ from contractual maturity because borrowers may have the right to prepay obligations before the underlying mortgages mature.  The fair value of the bond securities available-for-sale portfolio at December 31, 2005 was 98.2% of amortized cost, compared with 99.8% at December 31, 2004.  The fair value and unrealized loss on securities as of December 31, 2005, segregated by those securities that have been in an unrealized loss position for a year or more, was $2.0 billion and $22.0 million, respectively.  Because the declines in fair value were due to changes in interest rates, not in estimated cash flows or credit quality, no charge from an other-than-temporary impairment was recorded at December 31, 2005.  The reference point for determining those securities in an unrealized loss position is quarter-end.  As such, it is possible that a security had a market value that exceeded its amortized cost on other days during the past 12-month period.

The estimated effects of a 200 basis point increase or decrease in interest rates on the fair value and the expected remaining maturity of the mortgage-backed securities available-for-sale portfolio are provided in the table below.

	Fair	Net Unrealized	Remaining Maturity
(Dollars in millions)	Value	Gain (Loss)	In Years
At December 31, 2005	$1,544	$(37.6)	3.09

Assuming a 200 basis point:
Increase in interest rates	1,456.3	(137.7)	4.09
Decrease in interest rates	1,613.9	19.9	1.52

More information on the investment portfolio is provided in the following table and in Note No. 3 (Investment Securities) of the financial statements.

BOND INVESTMENT PORTFOLIO

The following summary shows the maturity distribution and average tax-equivalent yields for the bond investment portfolio at December 31, 2005.

	Within 1	1-5	5-10	After 10
(Dollars in thousands)	Year	Years	Years	Years	Total
Securities available-for-sale (1)
U.S. Treasury
Fair Value	$210,216	$221,820	$—	$—	$432,036
Yield	3.50%	3.84%	—%	—%	3.65%
U.S. Government agencies
Fair Value	$366,662	$612,613	$33	$—	$979,308
Yield	2.89%	3.74%	7.54%	—%	3.42%
States and political subdivisions
Fair Value	$5,300	$19,836	$44,999	$—	$70,135
Yield	4.53%	4.87%	5.72%	—%	5.39%
Mortgage-backed securities (2)
Fair Value	$25,668	$1,381,340	$137,253	$—	$1,544,261
Yield	3.84%	4.23%	4.54%	—%	4.26%
Other bonds, notes and debentures
Fair Value	$9,741	$9,127	$—	$—	$18,868
Yield	2.72%	3.57%	—%	—%	3.13%
Total securities available-for-sale
Fair Value	$617,587	$2,244,736	$182,285	$—	$3,044,608
Yield	3.14%	4.06%	4.83%	—%	3.92%
Securities held-to-maturity
States and political subdivisions
Amortized cost	$2,347	$7,353	$6,959	$—	$16,659
Yield	6.20%	6.50%	7.85%	—%	7.02%

(1) Investment securities available-for-sale are presented at estimated fair value.  Yields on such securities are based on amortized cost.

(2) Maturities are reflected based on projected maturities at time of purchase.  Actual maturities will vary as a result of the level of loan prepayments in the underlying mortgage pools.

LOAN COMPOSITION AND GROWTH

Average Loans (Dollars in millions)

Five-Year Compound Growth Rate:  12.3%

Loan Portfolio

A comparative chart of average loan balances is included below; year-end balances are in Note No. 4 (Loans and Allowance for Loan Losses) of the Financial Statements.

Loans totaled $11.6 billion for the year ended December 31, 2005, an increase of 13.5% over the $10.2 billion for the year ended December 31, 2004.  Loans averaged $11.0 billion in 2005 compared with $9.7 billion in 2004, an increase of 13.5%.  On average in 2005, commercial loans grew 6.4%; commercial real estate grew 17.7%; construction grew 28.8%; residential real estate loans grew 7.2%; home equity lines grew 12.6%; and consumer loans increased 13.7% over 2004.  The increases in the various loan categories resulted from both organic growth and the CBNV acquisition.  On an average basis, the percentage of commercial real estate loans to total loans increased to 31.2% in 2005 from 30.0% in 2004.  Additionally, construction loans increased in 2005 from 2004, while commercial loans declined to 26.3% in 2005 from 28.1% in 2004.  Strong demand continued throughout 2005 for real estate-based loans including commercial, residential and home equity loans and lines.

COMPOSITION OF LOANS

	Average Balances
(Dollars in thousands)	2005		2004		2003		2002		2001
Commercial	$2,900,598	26.3%	$2,725,452	28.1%	$2,478,707	30.6%	$2,367,328	33.4%	$2,407,097	35.2%
Commercial real estate	3,444,921	31.2	2,927,968	30.1	2,316,627	28.6	1,915,994	27.0	1,571,238	23.0
Construction	1,473,353	13.4	1,144,044	11.8	929,939	11.5	733,237	10.3	795,931	11.6
Residential real estate	1,761,955	16.0	1,643,504	16.9	1,350,034	16.7	1,247,859	17.6	1,059,798	15.5
Home equity lines	507,153	4.6	450,244	4.6	311,037	3.9	215,411	3.0	345,506	5.1
Consumer	941,571	8.5	828,197	8.5	702,638	8.7	609,015	8.7	653,286	9.6
Total	$11,029,551	100.0%	$9,719,409	100.0%	$8,088,982	100.0%	$7,088,844	100.0%	$6,832,856	100.0%

Deposits

Bankshares’ primary source of funding for its investing and lending activities is deposits gathered by the 240 branches of its banking affiliates.  Average total deposits in 2005 were $11.4 billion, representing an increase of $1.0 billion, or 9.6%, over the prior year average of $10.4 billion.  The CBNV acquisition accounted for a substantial portion of this growth, contributing 61.5% based on $626.9 million in acquired deposits.  For the year ended December 31, 2005, 81.1% of the funding for average earning assets was derived from deposits, compared with 81.8% for the year ended December 31, 2004.  The affiliate-banking model positions Bankshares to compete not only with the large national and regional banking companies in the gathering of these funds, but also with local community banks.  Based on historical experience, management believes Bankshares is positioned to retain this core customer base, although pricing pressure is expected to be intense.  Bankshares continues to promote its cash management services to its commercial customers in order to maintain and expand this key source of funding.  However, should there be an outflow of deposits, a reversal of recent trends, the investment portfolio should provide adequate liquidity.

In 2005, interest-bearing deposits represented 72.3% of average total deposits and were $8.2 billion, reflecting growth of 9.5% from 2004.  Growth in savings accounts slowed as customers demonstrated a stronger preference for higher yielding money market and certificates of deposit accounts.  Checking plus interest accounts increased 8.5% from 2004 to $1.4 billion.  Certificates of deposit $100,000 and over and other time deposits increased 16.0% on average in 2005 over 2004 with the CBNV acquisition contributing approximately 51.5% of the growth.  Total average noninterest-bearing deposits rose from $2.9 billion in 2004 to $3.2 billion in 2005, or 9.9%, and represented 27.7% of average deposits.  Demand for this product has been strong among both commercial and retail customers throughout 2005.

DEPOSIT MIX

	Average Balances
(Dollars in thousands)	2005		2004		2003		2002		2001
Noninterest-bearing deposits	$3,165,320	27.7%	$2,879,290	27.6%	$2,269,720	25.2%	$1,856,706	24.3%	$1,618,838	23.0%
Interest-bearing deposits:
Savings	1,428,445	12.5	1,425,423	13.7	1,168,074	13.0	966,283	12.7	853,911	12.2
Checking plus interest	1,399,215	12.2	1,289,295	12.4	1,071,877	11.9	873,497	11.4	771,186	10.9
Money market	1,651,513	14.5	1,571,462	15.1	1,357,234	15.1	1,096,417	14.4	846,577	12.0
Time deposits $100,000 and over	1,627,194	14.3	1,314,423	12.6	1,272,327	14.2	1,080,347	14.2	1,145,569	16.2
Other time deposits	2,142,068	18.8	1,933,799	18.6	1,852,622	20.6	1,759,160	23.0	1,812,589	25.7
Total	$11,413,755	100.0%	$10,413,692	100.0%	$8,991,854	100.0%	$7,632,410	100.0%	$7,048,670	100.0%

Risk Management

Bankshares has established an integrated risk management structure in which senior management regularly identifies, measures and manages risks.  The Chief Risk Officer coordinates and directs the work of several standing management committees charged with managing the risks Bankshares faces and provides regular reports to the Audit Committee.  These committees are listed below.

Credit Quality Committee

The Credit Quality Committee oversees the establishment of consistent credit quality policies and, among other responsibilities, works with management in determining important financial reporting information, including the allowance for loan and lease loss reserve.  A centralized loan review function is charged with analyzing the risks and quality of the lending portfolios.  Among other things, Loan Review reaffirms or modifies individual loan-risk ratings in accordance with Bankshares’ Loan Policy.  The Committee reports quarterly to the Audit Committee.  The members of the Committee include the senior vice presidents of Loan Review, the Chief Financial Officer, Chief Administrative/Risk Officer, Vice Chairman/Chief Operating Officer and Chief Executive Officer of Bankshares, the senior vice president of Credit Policy at MSD&T, the executive vice president of Affiliate Administration and the Bankshares’ Treasurer.

Asset and Liability Committee

The Asset and Liability Committee (“ALCO”) manages interest rate risk, market risk and liquidity risk.  These risks are described in more detail elsewhere in this document.

Compliance Committee

The Compliance Committee establishes compliance guidelines and ensures strict compliance with all relevant regulatory and statutory requirements for Bankshares and its affiliates.  In creating the Compliance Committee, management intended to foster a strong compliance function, which would establish global compliance guidelines and ensure strict compliance for Bankshares and its affiliates with relevant banking statutes and regulations, including the Bank Secrecy Act, anti-money laundering statutes and fair lending statutes.  A chief compliance officer oversees compliance with existing regulatory requirements and is responsible for developing a comprehensive training program.

Compliance deficiencies are reported to senior management through the General Counsel and the Compliance Committee.  As part of its mission, the Committee regularly assesses Bankshares’ compliance efforts and maintains a high level of awareness about compliance and its effect on daily activities.  The chief compliance officer prepares a report, at least quarterly, that includes

(1) the results of compliance monitoring activities and any compliance concerns identified with recommended corrective action,

(2) regulatory developments related to new and revised regulations and proposed regulations, (3) compliance training activities,

(4) compliance initiatives, (5) regulatory exams, and (6) customer complaints.  The Committee’s meetings are chaired by the General Counsel and are held quarterly.  In addition, the chief compliance officer presents the compliance report to the Audit Committee quarterly.

Disclosure Committee

The Disclosure Committee is comprised of senior representatives of all of Bankshares’ business lines and is responsible for reviewing Bankshares’ periodic filings and disclosures in order to ensure compliance with the requirements of U.S. securities laws.  In conjunction with the Chief Executive Officer and the Chief Financial Officer, the Disclosure Committee is charged with the design and oversight of internal controls over financial reporting.

The Committee conducts a systematic analysis of Bankshares’ annual and quarterly filings and reports filed on Form 8-K.  It has established and evaluates the disclosure policies and procedures relating to the various certification requirements of the Chief Executive Officer and the Chief Financial Officer, as required by sections 302, 404, and 906 of The Sarbanes-Oxley Act of 2002.  The Committee, at least annually, performs a formal risk assessment of the primary business processes/cycles that support financial reporting.  The Committee reviews important changes in the law related to disclosure requirements with Bankshares’ external and internal legal counsel.  The Chief Financial Officer and his subordinates monitor important changes in accounting standards and evaluate changes in the organization that may affect internal controls over financial reporting or that may require disclosure, and regularly report to the Committee on such developments.  The Committee regularly reports to the Audit Committee.

Technology and Operations Committee

The Technology and Operations Committee evaluates operational risk on an ongoing basis.  The Committee has developed an Operational and IT Risk framework, including the evaluation of key risk indicators and the integration with existing Bankshares internal control and risk-assessment efforts.  Specifically, the Committee ensures that risk management is a responsibility of all layers of management, and it monitors the implementation of the various operational and information technology risk policies of Bankshares.

The Committee ensures that a structure and process exist for the continuous identification and evaluation, and subsequent remediation, of operational risk.  Membership includes eight individuals from the Operations & Technology Division.  Ad hoc members include representatives from executive management, business units, Internal Audit, Financial Services and Compliance.   The President of MSD&T and the Chief Risk Officer/Chief Administrative Officer are kept apprised of the Committee’s activities.  The Chair of the Committee, the executive vice president of Operations & Technology Services, reports to the Audit Committee at least annually.

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

Bankshares’ loan review function examines each affiliate bank at least once every five quarters.  These examinations provide Bankshares’ management with an independent perspective as to overall loan portfolio quality, risk profile, risk trends and credit administration processes at each affiliate.  The Audit Committee receives quarterly reports on the findings.

ALLOWANCE AS A PERCENT OF PERIOD-END LOANS; NONPERFORMING LOANS AS A PERCENT OF PERIOD-END LOANS

ALLOWANCE FOR LOAN LOSSES

	Year Ended December 31,
(Dollars in thousands)	2005	2004	2003	2002	2001
Allowance balance — beginning	$149,002	$155,337	$138,601	$141,463	$138,612
Allowance of acquired banks	7,086	—	13,205	—	—
Charge-offs:
Commercial and leasing	(3,692)	(13,433)	(6,916)	(18,193)	(9,585)
Commercial real estate	(32)	(67)	(625)	(471)	(42)
Construction	—	—	(170)	—	(90)
Residential real estate	(202)	(427)	(246)	(251)	(104)
Home equity lines	(91)	(7)	(29)	(74)	(125)
Consumer	(3,585)	(4,446)	(4,338)	(3,232)	(3,382)
Total	(7,602)	(18,380)	(12,324)	(22,221)	(13,328)
Recoveries:
Commercial and leasing	3,545	1,768	1,345	896	635
Commercial real estate	158	118	174	161	160
Construction	446	5	136	226	78
Residential real estate	238	442	125	128	147
Home equity lines	—	38	44	83	41
Consumer	2,224	2,453	1,926	1,487	1,684
Total	6,611	4,824	3,750	2,981	2,745
Net charge-offs	(991)	(13,556)	(8,574)	(19,240)	(10,583)
Provision for loan losses	1,576	7,221	12,105	16,378	13,434
Allowance balance - ending	$156,673	$149,002	$155,337	$138,601	$141,463
Average loans	$11,029,551	$9,719,409	$8,088,982	$7,088,844	$6,832,856
Percent of net charge-offs to average loans	0.01%	0.14%	0.11%	0.27%	0.15%
Period-end loans	$11,607,845	$10,228,433	$9,272,160	$7,312,027	$6,906,246
Percent of allowance for loan losses to period-end loans	1.35%	1.46%	1.68%	1.90%	2.05%

Bankshares maintains an allowance for loan losses at a level considered by management to be adequate to absorb potential losses inherent in the loan portfolio.  Each Bankshares affiliate is required to maintain an allowance for loan losses adequate to absorb losses inherent in the loan portfolio. Each affiliate’s reserve is dedicated to that affiliate only and is not available to absorb losses from another affiliate. The allowance for loan losses is comprised of specific allocations to impaired loans and general allocations to pools of loans not deemed impaired.  It may also include an unallocated amount.  The portfolio review and the calculation of the allowance for loan losses are performed on a quarterly basis by Bankshares’ management.  The calculation is reviewed by the Bankshares Credit Quality Committee and each affiliate bank as to its allowance.  The aggregate calculation establishes a targeted minimum level for the allowance at each affiliate, subject to review and input from each affiliate.  Final approval rests with the Credit Quality Committee.  The final evaluation is reviewed with the Bankshares Audit Committee.  All loan loss reserves are subject to annual bank regulatory examinations and determinations as to their methodology and adequacy.  Overall, the determinations of the allowance for loan losses incorporate SFAS No. 114, “Accounting by Creditors for Impairment of a Loan - an amendment of FASB Statements No. 5 and 15,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure.”  Also incorporated in determination of the allowance is SFAS No. 5, “Accounting for Contingencies”; guidance contained in the Securities and Exchange Commission’s SAB No. 102, “Loan Loss Allowance Methodology and Documentation”; and the Federal Financial Institutions Examination Council’s Policy Statement on Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

The following table presents the amount of allowance for loan losses and the percentage distribution of loan amounts in each category, at the date shown.

	Allowance amount allocated as of December 31,
	2005		2004		2003		2002		2001
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
(Dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Allowance amount allocated to:
Commercial and leasing	$55,421	25.5%	$58,915	28.0%	$94,584	28.5%	$97,472	32.8%	$92,532	34.4%
Commercial real estate	39,790	31.9	32,770	30.5	28,237	29.6	21,275	27.6	13,315	26.4
Construction	16,163	13.8	11,080	12.4	10,806	11.5	9,644	11.1	7,124	9.4
Residential real estate	12,371	15.5	10,303	16.4	7,263	16.6	3,645	16.9	2,866	17.9
Home equity lines	3,342	4.4	5,460	4.9	4,710	4.5	1,860	3.3	1,414	2.8
Consumer	10,808	8.9	8,787	7.8	9,737	9.3	4,705	8.3	4,735	9.1
Allowance amount not allocated	18,778		21,687		—		—		19,477
Total	$156,673	100.0%	$149,002	100.0%	$155,337	100.0%	$138,601	100.0%	$141,463	100.0%

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

The specific allowance allocation is based on an analysis of the loan portfolio by each affiliate bank and Loan Review.  Each loan with an outstanding balance in excess of a specified threshold that is either on nonaccrual status or on the Watchlist is evaluated. The Watchlist represents loans identified and closely followed by management.  They possess certain qualities or characteristics that may lead to collection and loss issues.  Monitored loans, which are included in the Watchlist, display additional risk characteristics suggesting that they may be classified as nonperforming loans in the near future.  The identified loans are evaluated for potential loss in accordance with SFAS No. 114 and SFAS No. 118 by analyzing current collateral values or present values of cash flows, as well as the capacity of the guarantor, as applicable.  The specific allocation resulting from this review decreased 60.4% to $4.2 million from $10.6 million at December 31, 2005 and 2004, respectively, and was related to specific loan balances of $12.0 million and $18.4 million.  The decrease was largely attributable to the payoff of a credit exposure at MSD&T during the fourth quarter of 2005.  Two credit exposures at MSD&T accounted for $3.5 million, based on the fair value of the collateral, of the specific allocation at December 31, 2005.  See “Nonperforming Assets” in the following section for more detail.

The general allowance calculation, which is completed on a quarterly basis, begins with segmentation of the remaining (unimpaired) portfolio according to loan types.  Historical loss factors are maintained for each loan type, providing the starting point of the analysis. Historical loss factors are applied to all non-Watchlist loans.  Management is currently utilizing the past five-year loss history specific to each major segment to perform the allocation.  Bankshares also has developed data on probability of default and loss given default, which have been incorporated for the higher risk rated credits, which include Watchlist loans that are not currently impaired.  Those loss factors are then applied to all loans within the same risk rating.  Qualitative factors that may cause credit losses to deviate from average historical experience are then developed.  These include, but are not limited to: changes in the volume and severity of past due loans; changes in the volume of Watchlist loans and nonaccruals; concentrations in a specific industry or geographic location; administrative risk concerns that include changes in the loan review and loan grading system; changes in lending policies and procedures (which include underwriting, collection, charge-off and recovery practices); changes in management or the staff of any previously mentioned areas; and current economic conditions and indicators.  Both internal and external peer data are utilized as applicable to establish these factors.  Management’s judgment and experience are key to this process.  These factors are revised to address current conditions and trends in the portfolio.  The general allowance was $133.7 million and $116.7 million at December 31, 2005 and 2004, respectively.

The combination of specific and general allowance calculations resulted in $137.9 million being allocated to loan portfolio segments at December 31, 2005 compared with $127.3 million at December 31, 2004.  The increase in the allocated allowance is primarily attributable to the $7.1 million allowance related to the CBNV acquisition.  The allocation to the commercial and leasing portfolio has continued to decrease as management has made significant progress in resolving nonperforming loans in this segment.  This segment has been the major beneficiary of the decrease in the specific allowance.  The increased allocations to the commercial real estate, construction, residential real estate and consumer loan portfolios are related to the growth in these portfolios, which include balances added as a result of the CBNV acquisition.  The decline in the allocation to the home equity lines portfolio is attributable to improving credit quality metrics.

The allowance amount not allocated represents the differential between the combined specific and general allocations and the actual allowance.  The unallocated allowance recognizes the imprecision inherent in estimating and measuring loss when allocating the allowance to individual, or pools of, loans.  It is designed to capture fully probable incurred losses in the loan portfolio after taking into consideration these perspectives.  It takes into consideration the allowance level deemed appropriate by each affiliate based on its local knowledge and input from their regulators, including their view from the standpoint of safety and soundness, among other factors.  The amount of this component and its relationship to the total allowance for loan losses may change from one period to another.  At December 31, 2005, the unallocated component of the allowance for loan losses was $18.8 million, or 12.0%, of the allowance for loan losses.

During 2005, management engaged a third-party vendor to begin building a migration model to enhance the allocation methodology of the allowance for loan losses.  When completed, this model will replace the in-house model currently utilized by management.  In anticipation of this project, during 2004, management completed a project to enhance its risk-rating categories to provide more granularity in assessing the overall risk profile of the loan portfolio.  Management expects to convert to the migration model during 2006.  In addition, the model will evaluate draws against committed, unused lines of credit and project expected losses related to unused lines of credit.  Any reserve for losses on unfunded lines of credit must be accounted for as a liability, separate from the allowance for possible loan losses.  Management does not expect that this refinement of the credit-risk analysis will have a material effect on its operating results or its financial position.

The allowance for loan losses has been established through provisions for loan losses against income.  Loans deemed uncollectible are charged against the allowance for loan losses and any subsequent recoveries are credited to the allowance.  The total allowance for loan losses increased by $7.6 million from year-end 2004 to $156.7 million at December 31, 2005, which reflected the addition of $7.1 million of CBNV’s allowance at consummation under SOP 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” The allowance for loan losses as a percent of loans declined to 1.35% at December 31, 2005 compared with 1.46% at December 31, 2004.  This reflects overall improving credit quality trends, the disposition of previously mentioned problem credits and the inclusion of the acquired portfolio, which resulted in a lower required allowance as a percentage of loans.  During 2005, the provision for loan loss expense was $1.6 million compared with $7.2 million in 2004.  Net charge-offs decreased to $1.0 million during 2005 compared with $13.6 million during 2004, mainly due to moderating trends in the level of new nonperforming assets, our strategic decision to actively manage down problem loans and a higher level of recoveries during the period.  The consumer portfolio represented the largest net charge-off amount for 2005 at $1.4 million.  Net charge-offs as a percent of average loans were 0.01%, 0.14% and 0.11% for the years ended December 31, 2005, 2004 and 2003, respectively.  Intensive collection efforts continue after a loan is charged off in order to maximize the recovery of amounts previously charged off.  Recoveries as a percent of loans charged off were 86.9% in 2005, 26.3% in 2004 and 30.4% in 2003.  Recoveries in a given year may not relate to loans charged off in that year.  Further details related to the allowance for loan losses are shown in the tables above and in Note No. 4 (Loans and Allowance for Loan Losses) of the financial statements.

NONPERFORMING ASSETS

A five-year comparison of nonperforming assets is presented below.

	December 31,
(Dollars in thousands)	2005	2004	2003	2002	2001
Nonaccrual loans (1)
Commercial and leasing	$15,771	$25,510	$37,393	$19,944	$22,495
Commercial real estate	4,451	1,959	7,363	9,322	5,564
Construction	376	9	651	1,365	2,201
Residential real estate	1,505	2,748	3,721	2,479	2,251
Home equity lines	88	300	78	105	9
Consumer	374	372	1,146	156	399
Total	22,565	30,898	50,352	33,371	32,919
Renegotiated loans (1)	—	—	—	—	—
Loans contractually past due 90 days or more and still accruing interest	—	—	—	—	—
Total nonperforming loans	22,565	30,898	50,352	33,371	32,919
Other real estate owned	667	212	191	132	181
Total nonperforming assets	$23,232	$31,110	$50,543	$33,503	$33,100
Nonperforming loans as a percent of period-end loans	0.19%	0.30%	0.54%	0.46%	0.48%
Nonperforming assets as a percent of period-end loans and other real estate owned	0.20%	0.30%	0.55%	0.46%	0.48%

(1) Aggregate gross interest income of $2.1 million and $2.5 million in 2005 and 2004, respectively, on nonaccrual and renegotiated loans would have been recorded if these loans had been accruing on their original terms throughout the period or since origination if held for part of the period.  The amount of interest income on the nonaccrual and renegotiated loans that was recorded totaled $0.5 million and $0.8 million in 2005 and 2004, respectively.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, renegotiated loans and other real estate owned (i.e., real estate acquired in foreclosure or in lieu of foreclosure).  With respect to nonaccrual loans, our policy is that, regardless of the value of the underlying collateral and/or guarantees, no interest is accrued on the entire balance once either principal or interest payments on any loan are 90 days past due at the end of a calendar quarter.  All accrued and uncollected interest on such loans is reversed out of interest income and is recognized only as it is collected.  If a loan is impaired and has a specific loss allocation based on an analysis under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan – an amendment of FASB Statements No. 5 and 15,” all payments are applied against the loan’s principal.  A loan may be placed on nonaccrual status sooner than this standard if, in management’s judgment, such action is warranted.

Nonperforming assets as a percentage of period-end loans and other real estate owned were 0.20% at December 31, 2005 compared with 0.30% in the preceding year.  At year-end 2005, nonperforming assets were $23.2 million compared with $31.1 million at year-end 2004.  Nonperforming loans totaled $22.6 million at December 31, 2005 compared with $30.9 million at December 31, 2004.  The largest dollar decrease in nonperforming loans was $9.7 million in the commercial and leasing category, which accounted for 69.9% of nonperforming loans at December 31, 2005.  The decrease in nonperforming loans was due primarily to improvement in credit quality at the lead bank, MSD&T.

The level of monitored loans, or loans with characteristics suggesting that they may be classified as nonperforming in the near future, decreased during the year.  At December 31, 2005, monitored loans were $2.2 million compared with $6.4 million a year before. Contributing to this decrease was the elimination of the one remaining loan secured by a commercial aircraft.  The amount of loans past due 30-89 days increased from $51.5 million at December 31, 2004 to $65.2 million at December 31, 2005.  This increase was primarily reflected in the construction loan category and in a general increase in loans past due 30 days.  At the acquisition date, Bankshares determined that two loans at CBNV were deemed to be impaired and were subject to SOP 03-3.  These loans had a $4.9 million contractual balance and a $3.5 million carrying value at December 31, 2005 and the estimated cash flows are assessed at each quarter-end.

Other real estate owned was $667 thousand at December 31, 2005 compared with $212 thousand at December 31, 2004.  These properties generally are sold within a short period, therefore, regardless of the amount, the properties generally will have changed from year to year.  Other real estate owned is carried at the lower of cost or fair market value.  Refer to the data in the “Nonperforming Assets” table above, which shows the changes in the amounts of various categories of nonperforming assets over the last five years and sets forth the relationship between nonperforming loans and total loans.

LOAN MATURITY SCHEDULE

The following table illustrates loan diversity by maturity distribution for commercial (including commercial real estate and lease financing) and construction loans as of December 31, 2005.

	Maturing
		Over 1
	1 year	through	Over 5
(Dollars in thousands)	or less	5 years	years	Total
Commercial	$2,150,884	$3,482,378	$1,027,336	$6,660,598
Construction	671,557	812,123	123,415	1,607,095
Total	$2,822,441	$4,294,501	$1,150,751	$8,267,693

Of the $5.4 billion in loans maturing after one year, $2.6 billion, or 47.3%, have fixed interest rates, and $2.8 billion, or 52.7%, have variable interest rates.

Asset/Liability and Market Risk Management

Asset/liability management involves the evaluation, monitoring and management of interest rate risk, market risk, liquidity and funding.  The Asset/Liability Management Committee (“ALCO”) oversees policy guidelines and reports periodically to the Board of Directors.  This Committee consists of senior financial and business executives.  Treasury division management and other finance personnel monitor the day-to-day exposure to interest rates in response to loan and deposit flows.

Interest Rate Risk

Interest rate risk, which potentially can have a significant earnings impact, is an integral part of being a financial intermediary. Bankshares is subject to interest rate risk due to a variety of factors including:

•                  Assets and liabilities may mature or reprice at different times (for example, currently our assets reprice slightly faster than our liabilities and if interest rates fall, earnings will initially decline);

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

To manage this asset sensitivity in our balance sheet, we maintain a large portfolio of fixed-rate, although short-duration, investments. Periodically, we elect to use derivatives to protect assets and liabilities from changes in interest rates.  When deciding whether to use derivatives instead of cash market instruments to achieve the same goal, we consider a number of factors, such as cost, efficiency, the effect on our liquidity and capital, and our overall strategy.  The derivatives we use for interest rate risk management purposes are primarily interest rate swaps.  We fully incorporate the market risk associated with interest rate risk management derivatives into our earnings simulation model in the same manner as other on-balance-sheet financial instruments.  The credit risk amount and estimated net fair value of these derivatives as of December 31, 2005 and 2004 are presented in Note No. 18 (Derivative Instruments and Hedging Activities) to the financial statements.   Derivatives are used for asset/liability management in three ways:  (1) to convert long-term fixed-rate debt to floating-rate payments by entering into receive-fixed swaps at issuance; (2) to convert the cash flows from selected asset and/or liability instruments/portfolios from fixed to floating payments or vice versa; and (3) to hedge the mortgage origination pipeline by utilizing forward commitments for loans held-for-sale.

We assess interest rate risk by comparing projected net interest income in the current rate environment with various interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of the change and the projected shape of the yield curve.  This analysis incorporated substantially all of Bankshares’ assets and liabilities and off-balance sheet instruments as of December 31, 2005.  Through these simulations, management estimates the impact on net interest income of a 200 basis point upward and a 200 basis point downward change in interest rates.  In analyzing interest rate sensitivity for policy measurement, we compare our forecasted net interest income in both “high rate” and “low rate” scenarios to our most likely earnings estimate utilizing a “flat rate” scenario.  The policy measurement period is 12 months in length, beginning with the first month of the forecast.  Our objective is to manage prudently the interest-bearing assets and liabilities on our balance sheet in ways that minimize our exposure to changes in interest rates.  Our “high rate” and “low rate” scenarios assume gradual 100 and 200 basis point increases or decreases in the federal funds rate relative to the “flat rate” scenario.  Our standard approach evaluates expected net interest income in a 200 basis point range both above and below the “flat rate” scenario.  However, due to the low absolute levels of interest rates in 2004, we modified the “low rate” scenario to measure a decline of 100 basis points.  To capture the impact of yield curve-related risk, we simultaneously measure the impact of nonparallel shifts in rates.  A parallel shift would move all points on the yield curve by the same increments.  A nonparallel shift would consist of a 100 basis point increase in short-term rates, while long-term rates would increase by a different amount.  A rate shift in which short-term rates rise to a greater extent than long-term rates is referred to as a “flattening” of the yield curve.  Conversely, long-term rates rising to a greater extent than short-term rates would lead to a “steepening” of the yield curve.

The Federal Reserve Board began tightening monetary policy in June 30, 2004.  By December 31, 2005, the Federal Reserve Board had raised interest rates by 325 basis points.  As a result, the historically steep yield curve environment that persisted in 2004 began to shift to a flatter yield curve environment.  Accordingly, throughout 2005 we evaluated rate shifts that included a flattening of the yield curve.  Interest rate risk management decisions are made based on a composite view of both parallel and nonparallel shifts.

EARNINGS SENSITIVITY

The following table summarizes the effect a positive 100 and 200 basis point change and a negative 100 and 200 basis point change in interest rates would have on Bankshares’ net interest income over the next 12 months.

	Calculated increase / (decrease) in
	projected net interest income
Change in interest rates	As of December 31,
(basis points)	2005	2004
+200	2.3%	5.5%
+100	1.3%	2.8%
-100	(1.8)%	(3.0)%
-200	(4.6)%	N/A %

As seen in the “Earnings Sensitivity” table above, within a one-year horizon, the earnings sensitivity model forecasts that, compared with the net interest income projection under stable rates, net interest income would increase by 1.3% and 2.3% if interest rates increased by 100 and 200 basis points, respectively.  Inversely, if interest rates decreased by 100 and 200 basis points, net interest income would decrease by 1.8% and 4.6%, respectively.  Bankshares manages the interest rate risk profile within policy limits of +/- 5.0% change in net interest income on a +/- 200 basis point change in interest rates and at December 31, 2005 was within the risk limits established.  These results are not necessarily indicative of future actual results, nor do they take into account certain actions that management may undertake in response to future changes in interest rates.

Bankshares’ Consolidated Balance Sheet had been positioned for a rate rise, and the increase in 2005 in net interest income reflects some of the benefit of the Federal Reserve Board rate increases.  In response to action by the Federal Reserve Board, Bankshares prime interest rate continued to rise. Bankshares has approximately $4.7 billion in loans that will reprice within the next quarter. Additionally, in 2005 we continued our investment strategy of shifting the portfolio mix into a higher percentage of mortgage-backed securities.  We use mortgage-backed securities as a hedge against both rising and falling interest rates, depending on their purchase price, which has a significant impact on their yield in different rate environments.  We selectively include current coupon mortgage securities in our portfolio as a hedge against a continued low rate environment.  Mortgage securities purchased at a discount are used to hedge against declining rates.  The effects of a rising rate environment on interest expense are less predictable due to customer behavior and intense price competition that may shift the mix of deposit products.  Approximately $1.6 billion in short and long-term debt will also be subject to rate increases in the near term.  Given the current rate environment, the shape of the yield curve and the competitive dynamic, we anticipate the net interest margin will be under greater pressure in 2006.

MARKET VALUE OF EQUITY MODELING

Bankshares also utilizes the market value of equity as a measurement tool in managing interest rate sensitivity.  The market value of equity measures the degree to which the market values of Bankshares’ assets and liabilities and off-balance sheet instruments will change given a change in interest rates.  ALCO guidelines limit the change in market value of equity in a 200 basis point parallel rate shock to 25% of the market value of equity assuming interest rates at December 31, 2005.  The up 200 basis point scenario resulted in a 2.9% decrease at December 31, 2005 and a 2.2% increase at December 31, 2004.  The down 200 basis point scenario resulted in a 3.9% decrease at December 31, 2005 and an 8.6% decrease at December 31, 2004.  At December 31, 2005 and 2004, Bankshares was within its policy guidelines.

The valuation analysis is dependent upon certain key assumptions about the nature of indeterminate maturities of assets and liabilities. Management estimates the average life and rate characteristics of asset and liability accounts based on historical analysis and management’s expectation of rate behavior.  These assumptions are periodically validated and updated.

Market Risk

Market risk is defined as the constraint imposed by lower market values of assets and liabilities as interest rates and equity markets fluctuate.  Changes in market values also affect the fee income earned by IWM, where a significant portion of the fee schedule is tied to current asset values under management or administration.  Bankshares has designated substantially all of its investment portfolio as available-for-sale, and in accordance with financial reporting standards, this portfolio is reported at fair value.  Changes in fair value, net of tax, are reflected as a component of shareholders’ equity.

Trading Activities

Bankshares provides capital market products to its customers.  From a market risk perspective, Bankshares’ net income is exposed to changes in interest rates, credit spreads, and equities and their implied volatilities.  The primary purpose of Bankshares’ trading business is to accommodate customers in the management of their market price risks.  Derivative transactions executed with customers are simultaneously hedged in the capital markets.  All derivatives transacted with customers used to hedge capital market transactions with customers are carried at fair value.  The ALCO establishes and monitors counterparty risk limits.  The notional amount, exposure amount and estimated net fair value of all customer accommodation derivatives at December 31, 2005 are included in Note No. 18 (Derivative Instruments and Hedging Activities) to the financial statements.

Equity Markets

Bankshares is directly and indirectly affected by changes in the equity markets.  Bankshares has made investments in private equities and hedge funds.  These private equity investments are made within capital allocations approved by Bankshares’ management. Management reviews these investments at least quarterly and assesses them for possible other-than-temporary impairment.  For nonmarketable investments, the analysis is based on the facts and circumstances of each individual investment and the expectations for that investment’s cash flows and capital needs, the viability of the business model and an appropriate exit strategy.  Private equity investments totaled $20.7 million at December 31, 2005 and $24.7 million at December 31, 2004.  Hedge funds investment totaled $62.8 million at December 31, 2005 and $77.5 million at December 31, 2004.

Changes in equity market prices may also indirectly affect Bankshares’ net income (1) by affecting the value of third-party assets under management or administration within IWM and, hence, fee income; (2) by affecting particular borrowers, whose ability to repay principal and/or interest may be affected by the stock market; or (3) by affecting brokerage activity, related commission income and other business activities.

Bankshares’ maintenance of capital ratios well above regulatory requirements (see “Capital Resources and Adequacy”) provides management with the flexibility to utilize the available-for-sale portfolio for liquidity and interest rate risk management needs, even during a period when valuations are depressed.  Maintaining a fairly short duration in the portfolio also mitigates market risk.

Liquidity Risk

Liquidity risk is the possibility that Bankshares will not be able to fund present and future financial obligations.  The objective of liquidity management is to maintain the ability to meet commitments to fund loans, purchase securities and repay deposits and other liabilities in accordance with their terms.  To achieve this objective, the ALCO establishes and monitors liquidity guidelines that require sufficient asset-based liquidity to cover potential funding requirements and to avoid over-reliance on volatile, less reliable funding markets.  Debt securities in the available-for-sale portfolio provide liquidity, in addition to the immediately liquid resources of cash and due from banks and federal funds sold and securities purchased under resale agreements.  By limiting the maturity of securities and maintaining a conservative investment posture, management can rely on the investment portfolio to help meet any short-term funding needs. U.S. Treasury and agency securities, which provide the greatest liquidity, averaged $1.4 billion in 2005, an 8.6% decrease from the average of $1.6 billion in 2004.

Core customer deposits historically have provided a substantial source of relatively stable, low-cost funds.  During 2005, core deposits (total deposits less certificates of deposit of $100,000 and over), averaged $9.8 billion compared with $9.1 billion during 2004.  Although not viewed as core deposits, a substantial portion of short-term borrowings comprised of securities sold under agreements to repurchase and commercial paper originate from core deposit relationships tied to the overnight cash management program offered to customers.  Short-term borrowings averaged $1.1 billion during 2005, an 18.1% increase from the 2004 level.

In addition to these sources, Bankshares has access to national markets for certificates of deposit, commercial paper and debt financing.  Should Bankshares need to supplement its liquidity, it also has $2.1 billion in lines with the Federal Home Loan Bank of Atlanta (“FHLB”) and back-up commercial paper lines of $40.0 million with commercial banks.  Bankshares is required to obtain approval from holders of Bankshares’ 6.72% and 6.80% unsecured senior notes if Bankshares incrementally borrows in excess of $150.0 million under the FHLB lines.

Long-term debt increased to $742.2 million at December 31, 2005 from $690.1 million at December 31, 2004, primarily due to the $116.2 million of additional FHLB advances and subordinated debt assumed in the CBNV acquisition.  During 2005, $118.5 million was repaid on long-term debt.  Bankshares can access the capital markets for long-term funding by issuing registered debt and private placements.  In September 2005, Moody’s Investors Service affirmed Mercantile Bankshares Corporation’s commercial paper rating of “P-1” and Bankshares’ subordinated debt rating of “A2.”  Also in September 2005, Standard & Poor’s Ratings Service affirmed Bankshares’ rating of “A+/Stable/A-1” and counterparty rating of “A+/Stable/A-1.”  Rating agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, quality of the management team, business mix and the level and quality of earnings.

TIER I CAPITAL RATIO*	DIVIDENDS PER SHARE
Regulatory Tier I Minimum: 4.0%	Five-Year Compound Growth Rate: 7.8%
* Tier I equity as percentages of risk-adjusted total assets at December 31,

Capital Resources and Adequacy

Bankshares has consistently maintained a capital to asset ratio higher than its peers, as reported in data furnished by its regulators. Shareholders’ equity averaged $2.1 billion during 2005, which represented an increase of $224.7 million, or 12.0%, over the prior year’s average.  This increase reflected the shares issued in the CBNV acquisition that were valued at $124.3 million.

Maintenance of capital strength has long been a guiding principle of Bankshares.  Ample capital is necessary to sustain growth, to provide a measure of protection against unanticipated declines in asset values and to safeguard the funds of depositors.  Capital also provides a source of funds to meet loan demand and enables Bankshares to manage its assets and liabilities effectively.

Shareholders’ equity increased 14.4% to $2.2 billion at year-end 2005 from $1.9 billion at year-end 2004. The increase was attributable primarily to earnings growth and the CBNV acquisition offset by increased cash dividend payments.  Book value per share was $17.81 at December 31, 2005 compared with $16.12 at December 31, 2004.  The ratio of average equity to average assets was 13.51% in 2005 and 13.38% in 2004, ranking Bankshares among the most strongly capitalized banks in the industry.  Excluding intangible assets, average tangible equity to average tangible assets was 9.70% in both 2005 and 2004.  Bankshares believes that excluding intangible assets helps the investor understand the effects of acquisition activities on its results and more closely approximates the basis for measuring the adequacy of capital for regulatory purposes.

While maintaining exceptional capital strength and financing the growth of the corporation, Bankshares also has pursued a share repurchase program.  In 2001, the Board of Directors authorized the repurchase of shares of common stock under these programs.  At December 31, 2005, there remained 476,327 shares of common stock authorized for repurchase.  The share repurchase program has supported management’s strategy to enhance shareholder value.  Management has repurchased shares in open market and privately negotiated transactions during periods when capital accumulates at a rate in excess of that required to support the growth of earning assets.  See Note No. 11 (Shareholders’ Equity) of the financial statements and the “Statements of Changes in Consolidated Shareholders’ Equity” found elsewhere in this document for details related to the share repurchase program.

Various bank regulatory agencies have implemented capital guidelines, which are directly related to a bank’s risk-based capital ratios. By regulatory definition, a well capitalized institution, such as Bankshares, faces fewer regulatory constraints on its operations than institutions classified as undercapitalized.  For example, only well capitalized banks can accept brokered deposits without advance regulatory approval.  In addition, FDIC deposit insurance premium rates are significantly lower for banks with higher capital levels. The “Tier I Capital Ratio” graph above shows that Bankshares has maintained capital levels well in excess of the regulatory minimum over each of the last five years.  For a further discussion of the regulatory capital requirements that apply to Bankshares, see Note No. 11 (Shareholders’ Equity) of the financial statements.  Bank regulatory agencies also impose certain restrictions on transactions among and between subsidiaries of bank holding companies, including extensions of credit, transfers of assets and payments of dividends.  Historically, the dividend restrictions have not limited dividend payments at Bankshares and it is not anticipated that they will have a constraining effect in the future.  In addition to dividend restrictions, capital requirements also are affected by off-balance sheet risks.  These include such items as letters of credit and commitments to extend credit. Refer to Note No. 10 (Commitments and Contingencies) of the financial statements for information regarding Bankshares’ commitments.

DIVIDENDS

	2005				2004
Quarter	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Common dividends	$0.25	$0.25	$0.25	$0.23	$0.23	$0.23	$0.23	$0.22

Bankshares has paid quarterly cash dividends on its common stock since September 1970 when such stock was first issued. Bankshares intends to consider quarterly payment of dividends on its common stock, but such payment is necessarily dependent on many factors, including the future earnings and financial requirements of Bankshares and its affiliates.

On January 10, 2006, Bankshares’ Board of Directors announced a three-for-two stock split on its common stock. In addition, the Board stated its intention to raise the indicated quarterly per share dividend rate, adjusted for the stock split, to $0.26 per share.

For the 29th consecutive year, the annual dividend paid on common stock exceeded the prior year’s level.  Effective with the June 2005 dividend, the quarterly cash dividend, adjusted for the stock split, was increased 8.7% to $0.25 from $0.23 per share.  Over the last five years, dividends have increased at a compound growth rate of 7.8%.  Management periodically will evaluate the dividend rate in light of Bankshares’ capital strength, profitability and conditions prevailing in the economy in general and the banking industry in particular.  The annual dividends paid per common share were $0.99 in 2005 and $0.92 in 2004.  Total cash dividends paid were $120.2 million in 2005 and $109.3 million in 2004.  The “Dividends” table above presents quarterly dividends paid over the last two years.

RECENT COMMON STOCK PRICES

Market Prices (1)

	2005				2004
Quarter	4th	3rd	2nd	1st	4th	3rd	2nd	1st
High	$40.09	$37.46	$35.20	$34.90	$35.39	$32.89	$31.95	$30.67
Low	34.11	34.13	32.39	32.27	31.38	29.45	26.87	27.67

(1) The stock of Mercantile Bankshares Corporation is traded on the NASDAQ National Market under the symbol MRBK. The quotations represent actual transactions.

As of January 31, 2006, there were 10,996 shareholders of record.

Off-Balance Sheet Arrangements and Contractual Obligations

Off-Balance Sheet Arrangements

Bankshares consolidates majority-owned subsidiaries that it controls.  Other affiliates, including certain joint ventures in which there is less than 20% ownership, generally are carried at the lower of cost or fair market value.  Bankshares does not dispose of troubled loans or problem assets by means of unconsolidated special purpose entities.

One of Bankshares’ mortgage banking subsidiaries, as a Fannie Mae Delegated Underwriting and Servicing lender, has a loss sharing arrangement for loans originated on behalf of and sold to Fannie Mae.  In the ordinary course of business, Bankshares routinely originates and sells mortgage loans on the secondary market.  Typically, these loans are sold under forward commitments.  Refer to Note No. 10 (Commitments and Contingencies) of the financial statements for additional information regarding commitments relating to mortgage banking.

Contractual Obligations and Other Commitments

Through the normal course of business, Bankshares enters into certain contractual obligations and other commitments.  Such obligations generally relate to funding operations through debt arrangements as well as leases of premises and equipment.  It is estimated that approximately $36.0 million of capital expenditures for new and existing banking offices and replacement of furniture, equipment and technology will occur in 2006.  While these items have been included in the budget for 2006, they are subject to a review and approval process prior to funding.  For further information on commitments, see Notes No. 5, 9 and 10 of the financial statements.

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

Additionally, Bankshares has committed to invest funds in third-party private equity investments.

The table below summarizes significant contractual obligations and other commitments:

	1 Year	1-3	3-5	After 5
(Dollars in thousands)	or less	years	years	years	Total
Contractual obligations
Long-term debt (1)	$88,028	$45,911	$27,823	$580,401	$742,163
Operating leases	16,758	29,094	17,919	43,667	107,438
Purchase obligations	5,000	10,000	10,000	5,000	30,000
Total contractual obligations by period	$109,786	$85,005	$55,742	$629,068	$879,601
Other commitments
Commitments to extend credit					$4,782,574
Standby letters of credit and financial guarantees					540,567
Unfunded third-party private equity investments					26,641
Total other commitments					$5,349,782

(1) Includes $49.3 million in financing resulting from the sale of the Hopkins Plaza Building. Includes principal payments only.

REVIEW OF EARNINGS AND BALANCE SHEET FOR 2004 TO 2003

Performance & Operating Analysis

In the third quarter of 2004, Bankshares consolidated 11 affiliate banks into four banks.  The consolidated banks shared common markets.  The consolidation of these banks enables the surviving banks to serve their local customers with greater size, scale and expertise.  This initiative was not undertaken to reduce operating costs, although some savings arose out of the consolidation.  It was to enable these banks to streamline operating processes, controls and compliance efforts; recruit seasoned professionals to these markets; and provide a greater breadth of services at the local level.  Bankshares is committed to the affiliate bank model, whereby local boards of directors provide strong oversight, and bank presidents maintain strong relationships within the community. As with any strategic initiative, costs are involved.  In 2004, Banking incurred approximately $3.6 million in restructuring charges related to the consolidations.  A majority of these costs were in severance charges and other personnel costs of approximately $2.3 million with $1.1 million in legal and consulting fees.

Net income in 2004 was $229.4 million compared with $196.8 million in 2003, a 16.6% increase.  Diluted net income per common share was $1.92 in 2004 compared with $1.79 in 2003, an increase of 7.3%.  Return on average assets was 1.64%, and return on average equity was 12.26% in 2004 compared with 1.64% and 13.15%, respectively, in 2003.  The decrease in return on average equity was due primarily to equity issued in the Farmers acquisition.  Average assets increased 16.9% to $14.0 billion; average deposits increased 15.8% to $10.4 billion; and average loans increased 20.2% to $9.7 billion for the year ended December 31, 2004 compared with the prior year.

Net interest income, on a fully tax-equivalent basis, was $552.5 million in 2004 compared with $479.1 million in 2003.  Both changes in the level of interest rates and changes in the amount and composition of interest-earning assets and interest-bearing liabilities affected net interest income.  In response to the improving economy, the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) began increasing short-term interest rates.  After reducing short-term rates by 50 basis points in 2002 and 25 basis points in 2003, the Federal Reserve Board increased short-term rates 125 basis points in 2004.  By year-end 2004, the benchmark targeted overnight federal funds rate had risen from 1.00% to 2.25%.  Although the net interest margin improved only 3 basis points to 4.35% for 2004 from 4.32% for 2003, this compared very favorably with the 33 basis point decline experienced during 2003.

Noninterest income for 2004 increased by $30.4 million, or 16.5%, to $213.9 million compared with $183.6 million for 2003. The increases over 2003 were significantly affected in nearly every category by the inclusion of Farmers for a full year, which was acquired on August 12, 2003.  Stronger equity markets on average during 2004 fueled the $90.1 million, or 14.1%, increase in IWM revenues over 2003.  Additionally, the investment in nonmarketable investments (private equity, hedge funds and other investments) improved with the stronger equity markets.  Income from private equity and other investments increased $1.7 million, or 212.2%, in 2004, offset slightly by a decline in income from hedge funds of $0.9 million, or 13.4%, in 2004.

Noninterest expenses increased $54.5 million, or 16.2%, from 2003.  The principal reasons for the year-over-year increase were the full-year inclusion of Farmers, Boyd Watterson and Peremel; costs related to the consolidation of 11 bank affiliates into four; costs related to conversion and outsourcing the IWM back-office to SunGard; and increased professional services related to compliance costs.  Salaries increased $27.3 million, or 17.0%.  Nearly one-third of this increase ($9.2 million) was due to Farmers, Boyd Watterson and Peremel included in 2004 for a full year.

Net occupancy expense increased by $3.6 million, or 17.1%, during 2004 due to inclusion for a full year of 39 net additional branch locations as well as three corporate offices related to acquisitions.  Mitigating a portion of this expense was $1.2 million related to the termination of certain Banking lease agreements, due primarily to the Farmers integration concluded in 2004.

Professional fees increased $5.8 million in 2004.  Professional services increased with costs incurred in connection with the investigation of potential acquisitions of $1.0 million, legal costs related to investigatory and litigation matters that, in management’s view, were not normal recurring expenses of $2.5 million, and compliance implementation costs of $2.5 million related to Section 404 of The Sarbanes-Oxley Act of 2002.

Segment Reporting

In the fourth quarter of 2005, the Private Banking Group of MSD&T was consolidated into the Private Banking Group of IWM. The segment results have been reclassified to conform to current presentation for comparability.

Banking

Net income in 2004 was $220.9 million compared with $192.5 million in 2003, a 14.7% increase.  For the year ended December 31, 2004, average assets increased 15.8% to $13.4 billion; average deposits increased 14.6% to $10.3 billion; and average loans increased 20.4% to $9.6 billion.

Net interest income, on a fully tax-equivalent basis, was $539.0 million in 2004 compared with $474.6 million in 2003.  The increase in net interest income was attributable to a 14.7% increase in average earning assets, which more than offset a decline of 4 basis points in the net interest margin. Contributing to the net interest margin decline was the capital restructuring of the banks during the third quarter of 2003.  Subordinated debt totaling $300 million, issued by Bankshares in April 2003, and used in part to fund the cash portion of the Farmers acquisition, was invested in a like amount of subordinated debt issued by the banks.  Excess equity capital was paid to Bankshares in the form of a special cash dividend.

The year-over-year increases in noninterest income and noninterest expenses from 2003 were attributable primarily to the inclusion of Farmers for a full year and the branch expansion programs.  Noninterest income increased to $114.5 million in 2004 from $98.4 million in 2003 with deposit service charges increasing by $5.1 million, insurance fees increasing by $8.7 million and electronic banking fees increasing by $4.8 million, accounting for the largest gains.  These gains were partially offset by a decrease of $6.8 million in net gains on investment securities sold.  Noninterest expenses increased to $318.7 million in 2004 from $268.7 million in 2003.  More than 72% of this increase was related to salaries and benefits, which grew by $32.7 million.  Severance costs related to the affiliate bank consolidations were approximately $2.3 million.  Occupancy expense increased by $3.1 million, and amortization of intangible assets increased by $2.6 million, while furniture and equipment expenses decreased by $1.3 million.

IWM

On November 12, 2004, Bankshares consolidated its brokerage activities by merging Mercantile Securities, Inc. into Peremel. The resulting entity, Mercantile Brokerage Services, Inc., is a general securities broker-dealer that offers full-service, discount and online brokerage services.

Net income in 2004 was $16.5 million compared with $11.4 million in 2003.  Pretax profit margins, prior to corporate overhead allocations, were 31.1% and 26.3% for 2004 and 2003, respectively.  At December 31, 2004, assets under administration by IWM were $47.8 billion, an increase of $1.8 billion from the prior year.  Bankshares had investment management responsibility for $21.1 billion at December 31, 2004 and 2003.

Revenues increased $14.3 million, or 16.5%, to $100.7 million in 2004 from $86.4 million in 2003.  Revenue increases were achieved in the three principal client segments:  private wealth, institutional and brokerage.  Growth in IWM revenues was due principally to stronger markets during 2004 than 2003, new business development efforts and the inclusion of a full year’s results for Boyd Watterson and Peremel, which were acquired on March 1, 2003 and April 1, 2003, respectively.  Together, these acquisitions accounted for $2.4 million of the increase in revenues.

Expenses increased 8.9% to $69.6 million in 2004.  Increases in legal and professional service expenses were offset largely by decreases in personnel-related and technology expenses.  Also contributing to the increase was the inclusion of a full year’s results for Boyd Watterson and Peremel.  Expenses for 2003 included $3.6 million of severance and $0.5 million paid to terminate a technology equipment lease.

During the first quarter of 2004, Bankshares entered into a seven-year service contract with SunGard Wealth Management Services (“SunGard”) to provide a new core accounting system and back-office operations beginning in January 2005.  In 2004, IWM incurred approximately $0.9 million in restructuring charges related to the conversion to SunGard’s AddVantage trust accounting system.  A majority of these costs were severance charges of approximately $0.6 million.  Conversion costs of approximately $1.8 million that were incurred in 2004 are being amortized over the life of the contract.

Credit Quality Measures

Provision for loan losses was $7.2 million in 2004 compared with $12.1 million in 2003.  Net charge-offs in 2004 were $13.6 million, or 0.14% of average total loans compared with $8.6 million, or 0.11%, in 2003.  The allowance for loan losses was $149.0 million, or 1.46% of total loans, at December 31, 2004 compared with $155.3 million, or 1.68%, at December 31, 2003.

At December 31, 2004, total nonperforming assets were $31.1 million, or 0.30% of total loans, compared with $50.4 million, or 0.55%, at December 31, 2003.  The decline primarily relates to acceptance of payment and charge-off of a nonperforming loan in the fourth quarter of 2004.  The restoration of one customer to full accrual status accounted for $2.5 million of the $5.4 million decrease in commercial real estate nonaccrual loans.

Capital Ratios

The ratio of average shareholders’ equity to average total assets was 13.38% for 2004 and 12.51% for 2003.  Bankshares’ total risk-based capital ratio at December 31, 2004 was 16.23%, and Tier I capital ratio was 12.33%, exceeding the minimum regulatory guidelines of 8.0% and 4.0%, respectively.  Bankshares’ leverage ratios were 10.02% and 9.60% at December 31, 2004 and 2003, respectively, exceeding the minimum regulatory guideline of 4.0%.  As of December 31, 2004, all of Bankshares’ bank affiliates exceeded all capital adequacy requirements necessary to be considered “well capitalized.”  For additional information on Bankshares’ risk-based capital ratios, see Note No. 11 (Shareholders’ Equity) of the financial statements.

QUARTERLY RESULTS OF OPERATIONS

The following is a summary of the quarterly results of operations.

	Three months ended
2005 (Dollars in thousands, except per share data)	Dec. 31	Sept. 30	June 30	March 31
Net interest income	$162,434	$159,242	$152,367	$143,083
Provision for loan losses	—	820	—	756
Net income	74,863	70,956	67,873	62,627
Per share of common stock:
Basic	0.61	0.58	0.56	0.53
Diluted	0.60	0.57	0.56	0.52

	Three months ended
2004 (Dollars in thousands, except per share data)	Dec. 31	Sept. 30	June 30	March 31
Net interest income	$143,710	$138,182	$133,484	$130,405
Provision for loan losses	—	2,442	2,353	2,426
Net income	60,612	56,785	56,313	55,697
Per share of common stock:
Basic	0.51	0.48	0.47	0.47
Diluted	0.51	0.48	0.47	0.46

RECONCILIATION OF NON-GAAP MEASURES

We believe the non-GAAP measures we use provide information useful to investors in understanding our ongoing core business and operational performance trends.  These measures should not be viewed as a substitute for GAAP.  Management believes presentations of financial measures excluding the impact of certain items provide useful supplemental information and better reflect its core operating activities.  In order to arrive at core business operations results, the effects of certain non-core business transactions such as gains and losses on the sales of securities, amortization of intangibles, restructuring charges and merger-related expenses, have been excluded.  Management reviews these same measures internally.  For instance, the cash operating efficiency ratio, rather than the GAAP basis efficiency ratio, is used to measure management’s success at controlling ongoing, core operating expenses.  Additionally, management believes that reporting several key measures based on tangible assets (total assets less intangible assets) and tangible equity (total equity less intangible assets) is important as this more closely approximates the basis for measuring the adequacy of capital for regulatory purposes.

	For the twelve months ended December 31,		For the quarter ended December 31,
(Dollars in thousands)	2005	2004	2005	2004

(1) The net interest margin and efficiency ratios are presented on a fully taxable-equivalent (FTE) and annualized basis.  The FTE basis adjusts for the tax-favored status of income from certain loans and investments.  Management believes this measure to be the preferred industry measurement of net interest income and provides a relevant comparison between taxable and nontaxable investments.

Net interest income (GAAP basis)	$617,126	$545,781	$162,434	$143,710
Taxable-equivalent adjustment	6,847	6,744	1,833	1,660
Net interest income - taxable equivalent	$623,973	$552,525	$164,267	$145,370

(2) Management excludes the balance of intangible assets and their related amortization expense from its calculation of return on average tangible equity and average tangible equity to average tangible assets.  This adjustment allows management to review the core operating results and core capital position of Bankshares.  This is consistent with the treatment by the bank regulatory agencies that excludes goodwill and other intangible assets from their calculation of risk-based capital ratios.

Return on average equity (GAAP basis)	13.18%	12.26%	13.44%	12.62%
Impact of excluding average intangible assets and amortization	6.36	5.74	6.82	5.54
Return on average tangible equity	19.54%	18.00%	20.26%	18.16%

Average equity to average assets (GAAP basis)	13.51%	13.38%	13.59%	13.35%
Impact of excluding average intangible assets and amortization	(3.81)	(3.68)	(3.98)	(3.51)
Average tangible equity to average tangible assets	9.70%	9.70%	9.61%	9.84%

(3) The efficiency ratio is measured by dividing noninterest expenses by the sum of net interest income on an FTE basis and noninterest income.  When computing the cash operating efficiency ratio and cash operating earnings, management excludes the amortization of intangible assets, restructuring charges, merger-related expenses, and gains and losses on sales of premises and from sales of investment securities in order to assess the core operating results of Bankshares and because of the uncertainty as to timing and amount of gain or loss to be recognized.

Efficiency ratio (GAAP basis)		48.53%	51.14%	47.87%	52.70%
Impact of excluding:	Securities gains and (losses)	0.03	0.08	(0.01)	0.18
	Gains on sales of premises	0.24	0.11	—	0.01
	Amortization of deposit intangibles	(0.67)	(0.71)	(0.66)	(0.68)
	Amortization of other intangibles	(0.35)	(0.35)	(0.35)	(0.31
	Restructuring charges	—	(0.59)	—	(0.70)
	Merger-related expenses	(0.17)	(0.05)	(0.16)	—
Cash operating efficiency ratio		47.61%	49.63%	46.69%	51.20%

(4)  Bankshares presents cash operating earnings in order to assess its core operating results.

Net income (GAAP basis)	$276,319	$229,407	$74,863	$60,612
Less: Securities (gains) and losses, net of tax	(245)	(749)	32	(426)
Gains on sales of premises, net of tax	(2,624)	(1,005)	—	(26)
Plus: Amortization of deposit intangibles, net of tax	3,492	3,305	899	826
Amortization of other intangibles, net of tax	1,812	1,616	486	388
Restructuring charges, net of tax	—	2,711	—	850
Merger-related expenses, net of tax	877	248	216	—
Cash operating earnings	$279,631	$235,533	$76,496	$62,224

RECENT FASB PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.”  This new standard replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.”  Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so.  SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.”  The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Bankshares does not anticipate this revision will have a material effect on its consolidated financial statements.

In December 2004, the FASB issued Statement No. 123 (Revised 2005) (“SFAS No. 123(R)”), “Share-Based Payment,” which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Share-based compensation arrangements include share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  SFAS No. 123(R) requires all share-based payments to employees to be valued using a fair value method on the date of grant and expensed based on that fair value over the applicable vesting period.  Bankshares adopted the cost recognition provision of SFAS No. 123 in 1995 and has been expensing compensation cost related to options.  SFAS No. 123(R) also amends SFAS No. 95, “Statement of Cash Flows” requiring the benefits of tax deductions in excess of recognized compensation cost be reported as financing instead of operating cash flows.  The Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) which expresses the SEC’s views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations.  Additionally, SAB No. 107 provides guidance related to share-based payment transactions for public companies.

SFAS No. 123(R) also provides requirements for determining the grant date of an award that is subject to the accounting Provisions in SFAS No. 123(R). Specifically, assuming a company meets all of the other criteria in the definition of grant date in SFAS No. 123(R), a mutual understanding (between the company and the recipient) of the key terms and conditions of an award is presumed to exist at the date the award is approved if:  (1) the recipient does not have the ability to negotiate the key terms and conditions of the award, and (2) the key terms and conditions of the award are expected to be communicated to the recipient within a relatively short period of time after the grant was approved.

SFAS No. 123(R) requires a company to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting SFAS No. 123(R) (termed the “APIC Pool”), assuming the company has been following the recognition provisions prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation.”  After the adoption of SFAS No. 123(R), for options granted that have a retirement eligibility feature, compensation cost will be recognized immediately for awards granted to retirement eligible employees or over the period from the grant date to the date retirement eligibility is achieved.

Bankshares will adopt SFAS No. 123(R) effective January 1, 2006 under the modified version of prospective application. Bankshares does not anticipate this revision will have a material effect on its results of operations or financial condition.

On November 3, 2005, the FASB issued FSP Nos. FAS 115-1 and FAS 124-1 to address the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of the impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost.  If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. The FSP also includes guidance on the accounting subsequent to the recognition of an other-than-temporary impairment and requires additional disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  The guidance in this FAS amends FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”  It also nullifies certain requirements in EITF Issue No. 03-1 and EITF Issue No. 03-1a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” while retaining the disclosure requirements of EITF 03-1 which were adopted in 2003.  The guidance in this FSP shall be applied to reporting periods beginning after December 15, 2005. Bankshares does not anticipate this revision will have a material effect on its consolidated financial statements.

On December 12, 2003, the AICPA issued Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.”  SOP 03-3 addresses accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality.  As such, SOP 03-3 applies to loans and debt securities acquired individually, in pools or as part of a business combination and does not apply to originated loans.  The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts, which may be recognized for certain loans and debt securities. Additionally, SOP 03-3 does not allow the excess contractual cash flows over cash flows expected to be collected to be recognized as an adjustment to the yield, loss accrual or valuation allowance, such as the allowance for loan losses.  SOP 03-3 requires that increases in expected cash flows subsequent to the initial investment be recognized prospectively through adjustment of the yield on the loan or the debt security over its remaining life.  Decreases in expected cash flows should be recognized as an impairment.  The adoption of SOP 03-3 on January 1, 2005 did not have a material effect on Bankshares’ consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk refers to the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates, commodity prices, and other relevant market rates and prices, such as equity prices. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows, and future earnings. Due to the nature of its operations, Bankshares is primarily exposed to interest rate risk and, to a lesser extent, liquidity risk.

Refer to Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report, along with the cautionary statements set forth elsewhere in this report for additional information.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements of Mercantile Bankshares Corporation and on Mercantile Bankshares Corporation’s internal control over financial reporting

Consolidated Financial Statements

Consolidated Balance Sheets, December 31, 2005 and 2004

Statements of Consolidated Income for the years ended December 31, 2005, 2004, and 2003

Statements of Consolidated Cash Flows for the years ended December 31, 2005, 2004 and 2003

Statements of Changes in Consolidated Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria described in the “Internal Control-Integrated Framework” set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment and those criteria, management has concluded that, as of December 31, 2005, Bankshares’ internal control over financial reporting was effective.  Our independently registered public accounting firm has audited management’s assessment of the effectiveness of Bankshares’ internal control over financial reporting as of December 31, 2005 as stated in their report that appears on the following page.

/s/ Edward J. Kelly, III
Edward J. Kelly, III
Chairman, President and Chief Executive Officer

/s/ Terry L. Troupe
Terry L. Troupe
Executive Vice President and Chief Financial Officer

Mercantile Bankshares Corporation
March 10, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Mercantile Bankshares Corporation:

We have completed integrated audits of Mercantile Bankshares Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Mercantile Bankshares Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”, appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria.  Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.  We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
March 10, 2006

Consolidated Balance Sheets

DECEMBER 31,

(Dollars in thousands, except per share data)	2005	2004
ASSETS
Cash and due from banks	$369,536	$244,875
Interest-bearing deposits in other banks	200	158
Federal funds sold	25,104	101
Total cash and cash equivalents	394,840	245,134

Investment securities available-for-sale (1),(3)	3,089,628	2,908,694
Investment securities held-to-maturity (1),(3) fair value of $17,181 (2005) and $21,094 (2004)	16,659	20,176

Loans held-for-sale (1)	26,263	11,000

Loans (4)	11,607,845	10,228,433
Less: allowance for loan losses (1),(4)	(156,673)	(149,002)
Loans, net	11,451,172	10,079,431

Bank premises and equipment, net (1),(5)	137,419	139,946
Other real estate owned, net (1)	667	212
Goodwill, net (1),(19)	670,028	507,791
Other intangible assets, net (1),(19)	46,653	48,226
Other assets (6),(12)	588,400	465,080
Total assets	$16,421,729	$14,425,690

LIABILITIES
Deposits:
Noninterest-bearing deposits	$3,324,650	$3,049,031
Interest-bearing deposits	8,752,700	7,750,168
Total deposits	12,077,350	10,799,199
Short-term borrowings (8)	1,237,714	887,857
Accrued expenses and other liabilities (6)	169,780	129,996
Long-term debt (9)	742,163	690,955
Total liabilities	14,227,007	12,508,007

COMMITMENTS AND CONTINGENCIES (5),(9),(10)
SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized 2,000,000 shares; issued and outstanding - None
Common stock, $2 par value; authorized 130,000,000 shares; issued shares - 82,165,414 (2005) and 79,300,506 (2004); restricted shares - 166,060 (2005) and 143,528 (2004)	164,331	158,601
Capital surplus	676,830	530,705
Retained earnings	1,386,405	1,231,102
Accumulated other comprehensive loss, net of tax	(32,844)	(2,725)
Total shareholders’ equity	2,194,722	1,917,683
Total liabilities and shareholders’ equity	$16,421,729	$14,425,690

See notes to consolidated financial statements.

Statements of Consolidated Income

FOR YEARS ENDED DECEMBER 31,

(Dollars in thousands, except per share data)	2005	2004	2003
INTEREST INCOME
Interest and fees on loans (1)	$700,832	$546,531	$472,943
Interest and dividends on investment securities:
Taxable interest income	107,133	105,423	109,767
Tax-exempt interest income	3,161	3,266	2,746
Other investment income	2,475	2,314	741
Total interest and dividends on investment securities	112,769	111,003	113,254
Other interest income	2,436	1,503	3,397
Total interest income	816,037	659,037	589,594
INTEREST EXPENSE
Interest on deposits (7)	139,917	83,403	93,190
Interest on short-term borrowings	26,266	7,844	5,604
Interest on long-term debt	32,728	22,009	18,451
Total interest expense	198,911	113,256	117,245
NET INTEREST INCOME	617,126	545,781	472,349
Provision for loan losses (1),(4)	1,576	7,221	12,105
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	615,550	538,560	460,244
NONINTEREST INCOME
Investment and wealth management (1)	95,756	90,050	78,933
Service charges on deposit accounts	43,885	44,263	39,194
Mortgage banking-related fees	15,019	11,495	11,111
Investment securities gains (3)	405	1,239	7,137
Nonmarketable investments	19,882	11,422	10,189
Other income	68,173	55,460	37,008
Total noninterest income	243,120	213,929	183,572
NONINTEREST EXPENSES
Salaries	200,222	187,621	160,326
Employee benefits (14)	46,175	44,676	37,717
Net occupancy expense of bank premises (1),(5)	28,596	24,307	20,756
Furniture and equipment expenses (1),(5)	31,659	31,439	31,610
Communications and supplies	16,406	16,904	15,188
Other expenses	97,763	87,011	71,850
Total noninterest expenses	420,821	391,958	337,447
Income before income taxes	437,849	360,531	306,369
Provision for income taxes (1),(12)	161,530	131,124	109,555
NET INCOME	$276,319	$229,407	$196,814
NET INCOME PER SHARE OF COMMON STOCK (11):
Basic	$2.28	$1.93	$1.80
Diluted	$2.26	$1.92	$1.79
DIVIDENDS PAID PER COMMON SHARE	$0.99	$0.92	$0.86

See notes to consolidated financial statements.

Statements of Changes in Consolidated Shareholders’ Equity

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in thousands, except per share data)	Total	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
BALANCE, DECEMBER 31, 2002	$1,324,358	$137,672	$120,577	$1,010,248	$55,861
Net income	196,814			196,814
Unrealized losses on securities available-for-sale, net of reclassification adjustment, net of taxes	(33,377)				(33,377)
Comprehensive income	163,437
Cash dividends paid on common stock ($1.29 per share)	(95,842)			(95,842)
Issuance of 10,379,710 shares for bank acquisition	428,059	20,759	407,300
Fair value of 322,528 options related to employee stock option plan of acquired bank	5,944		5,944
Issuance of 124,268 shares for dividend reinvestment and stock purchase plan	4,696	248	4,448
Issuance of 23,737 shares for employee stock purchase dividend reinvestment plan	929	47	882
Issuance of 312,466 shares for employee stock option plan	5,744	625	5,119
Restricted stock awards:
Issuance of 101,932 shares	3,611	205	3,406
Deferred compensation	(3,611)			(3,611)
Amortization	3,139			3,139
Purchase of 5,500 shares under stock repurchase plan	(212)	(11)	(201)
Vested stock options	1,189	—	1,189	—	—
BALANCE, DECEMBER 31, 2003	1,841,441	159,545	548,664	1,110,748	22,484
Net income	229,407			229,407
Unrealized losses on securities available-for-sale, net of reclassification adjustment, net of taxes	(25,209)				(25,209)
Comprehensive income	204,198
Cash dividends paid on common stock ($1.38 per share)	(109,295)			(109,295)
Issuance of 117,126 shares for dividend reinvestment and stock purchase plan	5,281	234	5,047
Issuance of 24,583 shares for employee stock purchase dividend reinvestment plan	1,130	50	1,080
Issuance of 350,110 shares for employee stock option plan	7,911	700	7,211
Directors’ deferred compensation plan:
Transfer opening balance	6,406		6,406
Contribution	787		787
Dividend	—		168	(168)
Restricted stock awards:
Issuance of 35,982 shares	1,632	72	1,560
Deferred compensation	(1,632)			(1,632)
Amortization	2,042			2,042
Purchase of 1,000,000 shares under stock repurchase plan	(44,110)	(2,000)	(42,110)
Vested stock options	1,892	—	1,892	—	—
BALANCE, DECEMBER 31, 2004	1,917,683	158,601	530,705	1,231,102	(2,725)
Net income	276,319			276,319
Unrealized losses on securities available-for-sale, net of reclassification adjustment, net of taxes	(30,119)				(30,119)
Comprehensive income (11)	246,200
Cash dividends paid on common stock ($1.49 per share)	(120,167)			(120,167)
Issuance of 2,460,995 shares for acquisitions	125,351	4,922	120,429
Fair value of 138,764 converted options related to employee stock option plan of acquired bank	5,182		5,182
Issuance of 108,693 shares for dividend reinvestment and stock purchase plan	5,506	217	5,289
Issuance of 22,803 shares for employee stock purchase dividend reinvestment plan	1,195	46	1,149
Issuance of 203,695 shares for employee stock option plan	4,504	407	4,097
Directors’ deferred compensation plan:
Issuance of 10,994 shares	470	22	448
Contribution	1,132		1,132
Dividend	—		264	(264)
Restricted stock awards:
Issuance of 57,728 shares	3,055	116	2,939
Deferred compensation	(3,222)			(3,222)
Amortization	2,637			2,637
Vested stock options (15)	5,196	—	5,196	—	—
BALANCE, DECEMBER 31, 2005	$2,194,722	$164,331	$676,830	$1,386,405	$(32,844)

See notes to consolidated financial statements.

Statements of Consolidated Cash Flows

FOR YEARS ENDED DECEMBER 31,

(Dollars in thousands)	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$276,319	$229,407	$196,814
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,576	7,221	12,105
Depreciation	15,558	15,645	14,251
Amortization of other intangible assets	8,773	8,142	4,943
Provision for deferred tax benefits	(9,263)	(23,749)	(8,993)
Write-downs of other real estate owned	1	14	7
Gains on sales of other real estate owned	(198)	(204)	(366)
Gains on sales of investments securities	(405)	(1,239)	(7,137)
Gains on sales of premises	(4,341)	(1,664)	(228)
Loans held-for-sale	(14,974)	3,925	31,096
Net (increase) decrease in assets:
Interest receivable	(9,052)	2,486	4,741
Nonmarketable investments	13,100	(11,297)	(26,969)
Other assets	7,360	14,349	(7,239)
Net increase (decrease) in liabilities:
Interest payable	8,373	(1,113)	24,132
Other liabilities	(1,205)	7,307	(39,714)
Net cash provided by operating activities	291,622	249,230	197,443
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held-to-maturity	3,517	8,037	15,149
Proceeds from maturities of investment securities available-for-sale	898,334	917,216	961,583
Proceeds from sales of investment securities available-for-sale	121,634	49,314	572,615
Purchases of investment securities held-to-maturity	—	—	(2,590)
Purchases of investment securities available-for-sale	(1,078,446)	(871,948)	(1,488,190)
Net increase in customer loans	(713,794)	(973,155)	(663,922)
Proceeds from sales of other real estate owned	485	533	959
Capital expenditures	(10,214)	(10,474)	(17,355)
Proceeds from sales of premises	7,981	3,872	602
Business acquisitions (net of cash received)	(78,655)	—	(83,689)
Purchase of nonmarketable investments	(58,581)	(9,799)	(4,507)
Net cash used in investing activities	(907,739)	(886,404)	(709,345)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	167,769	298,310	367,640
Net increase (decrease) in interest-bearing deposits	485,400	238,338	(58,121)
Net increase (decrease) in short-term borrowings	340,151	78,836	(187,374)
Proceeds from issuance of long-term debt	—	51,250	300,000
Repayment of long-term debt	(118,535)	(8,044)	(8,638)
Proceeds from issuance of shares	11,205	14,322	11,369
Repurchase of common shares	—	(44,110)	(212)
Dividends paid	(120,167)	(109,295)	(95,842)
Net cash provided by financing activities	765,823	519,607	328,822
Net increase (decrease) in cash and cash equivalents	149,706	(117,567)	(183,080)
Cash and cash equivalents at beginning of period	245,134	362,701	545,781
Cash and cash equivalents at end of period	$394,840	$245,134	$362,701
SUPPLEMENTAL INFORMATION
Cash payments for interest	$189,186	$114,370	$115,921
Cash payments for income taxes	173,306	138,832	115,448

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. SIGNIFICANT ACCOUNTING POLICIES

A. Basis of Presentation

Mercantile Bankshares Corporation (“Bankshares”) is a regional multibank holding company headquartered in Baltimore, Maryland.  At December 31, 2005, Bankshares had $16.4 billion in assets, $11.6 billion in loans and $12.1 billion in deposits.  It is the largest bank holding company headquartered in the state of Maryland.  The two principal lines of business are Banking and Investment & Wealth Management (“IWM”), delivered through the lead bank Mercantile-Safe Deposit and Trust Company (“MSD&T”) and 10 affiliated banks.  The consolidated financial statements, which include the accounts of Mercantile Bankshares Corporation (“Bankshares”) (Nasdaq:  MRBK) and all of its affiliates, are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practice within the banking industry.  All significant intercompany transactions have been eliminated.  For purposes of comparability, certain prior period amounts have been reclassified to conform to current period presentation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the disclosure of revenues and expenses during the reporting period.  These estimates and assumptions, such as the accounting for loan losses, depreciation and pension obligations, are based on information available as of the date of the financial statements and could differ from actual results.

Assets (other than cash deposits) held for others under fiduciary and agency relationships are not included in the accompanying balance sheets since they are not assets of Bankshares or its affiliates.  Acquisitions accounted for as purchases are included in the financial statements from the respective dates of affiliation.

On January 10, 2006, Bankshares announced a three-for-two stock split on its common stock. Certain shares, average shares and per share amounts have been adjusted to give effect to the split.

B. Investment Securities

Investments are classified as either “held-to-maturity” or “available-for-sale” or “trading” at the date of commitment or purchase. The fair value of securities is based on pricing services that rely on quoted market prices, or if quoted market prices are not available, then the fair value is estimated using quoted market prices for similar securities, pricing models or discounted cash flow analysis.  Interest and dividends declared on securities are recognized in interest income on an accrual basis.  Premiums and discounts on debt securities are amortized/accreted by the level yield methods adjusted for the effects of prepayments on the underlying investments.  Realized gains and losses are recognized on a specific identification trade date basis.  Amortized cost is used to compute gains or losses on the sales of securities, which are reported in the Statement of Consolidated Income.

Investment securities classified as “held-to-maturity” are acquired with the intent and ability to hold until maturity and are carried at cost, adjusted for amortization of premiums and accretion of discounts.  Investment securities classified as “available-for-sale” are acquired to be held for indefinite periods of time and may be sold in response to changes in interest rates and/or prepayment risk or for liquidity management purposes.  These securities are carried at fair value, and any unrealized gain or loss in the market value of available-for-sale securities is reported as accumulated other comprehensive income, a separate component of shareholders’ equity, net of applicable taxes.  Trading securities are acquired with the intent to be held for a short period with a subsequent resale.  These securities are carried at fair value with realized and unrealized gains and losses recorded in trading account profit and losses in the results of operations.

An assessment is made at the end of each quarter to determine whether there have been any events or economic circumstances to indicate that a security is impaired on an other-than-temporary basis.  An other-than-temporary impairment may develop if, based on all available evidence, the carrying amount of the investment is not recoverable within a reasonable period of time.  Factors considered in making this assessment include, among others, the intent and ability to hold the investment for a period of time sufficient for a recovery in value; external credit ratings and recent downgrades; market price fluctuations due to factors other than interest rates; and the probability of collection of contractual cash flows.  Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value, and the adjustment is recorded as a realized loss in securities gains (losses).

C. Loans

Interest income on loans is accrued at the contractual rate on the principal amount outstanding.  Loan origination and commitment fees, direct loan acquisition and origination costs, when significant, are deferred and accreted to interest income over the life of the loan or over the commitment period.  Loans held-for-sale in conjunction with the mortgage banking business are carried at the lower of aggregate cost or fair value.  Fees related to loans held-for-sale are recognized as a component of mortgage banking income upon the sale of the loan.  Loans acquired through the completion of a transfer, including loans acquired in a business combination are accounted for in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.”  Under SOP 03-3, loans that fall within the scope of SOP 03-3 are evaluated for evidence of deterioration of credit quality since their origination for which it was probable that all contractual payments would not be collected.  Such loans are carried at their estimated fair value (as determined by the present value of expected future cash flows) with the estimated cash flows reevaluated on a quarterly basis.  The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan.  Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonacrretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance, but rather are part of the purchase price.  Increases in expected cash flows subsequent to the initial investment are recognized prospectively through an adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as an impairment.  Valuation allowances on these impaired loans reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that are ultimately not received) with the estimated cash flows reevaluated on a quarterly basis.  When scheduled principal or interest payments are past due 90 days or more at quarter-end on any loan, the accrual of interest income is discontinued.  Subsequent receipts on these loans are recorded as a reduction of principal, and interest income is recorded only once principal recovery is reasonably assured.  Previously accrued but uncollected interest on these loans is charged against interest income.  Generally, a loan may be restored to accruing status when all past due principal, interest and late charges have been paid and Bankshares expects repayment of the remaining contractual principal and interest.

Under Statements of Financial Accounting Standards (SFAS) Nos. 114 and 118, “Accounting by Creditors for Impairment of a Loan -an amendment of FASB Statements Nos. 5 and 15” a loan is considered impaired, based on current information and events, if it is probable that Bankshares will not collect all principal and interest payments according to the contractual terms of the loan agreement.  The impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the repayment is expected to be provided predominantly by the underlying collateral. Impaired loans do not include large groups of smaller balance homogeneous loans that are evaluated collectively for impairment (e.g., residential mortgages and consumer installment loans).  The allowance for loan losses related to these loans is included in the allowance for loan losses applicable to other than impaired loans. A majority of Bankshares’ impaired loans are measured by reference to the fair value of the collateral.

D. Allowance for Loan Losses

The allowance for loan losses is maintained at a level considered by management to be adequate to absorb losses inherent in the loan portfolio.  Management’s assessment includes the systematic evaluation of several factors:  current economic conditions and their impact on specific borrowers and industry groups; the level of classified and nonperforming loans; the historical loss experience by loan type; the results of regulatory examinations; and, in specific cases, the estimated value of underlying collateral.  The assessments of economic conditions, results of regulatory examinations and other risk elements are primarily determined by management at each affiliate and reviewed by Bankshares.  In developing this assessment, management must rely on estimates and exercise judgment in assigning credit risk. Depending on changing circumstances, future assessments of credit risk may yield materially different results from the estimates, which may require an increase or a decrease in the allowance for loan losses.

The allowance is increased by the loan loss provision charged to operating expenses and reduced by loan charge-offs, net of recoveries.  The provision for loan losses is based on a continuing review of the loan portfolios, past loss experience and current economic conditions that may affect borrowers’ ability to pay.  A loan is charged-off when, in management’s judgement, the collection of the remaining balance carried is remote.  Consumer loans that are 90 days past due at quarter end, unless well secured and in the process of collection, are charged off immediately.

E. Loans Held-for-Sale

Bankshares enters into commitments to sell loans that it has originated.  Generally, these loans are held for a short term.  Mortgage loans held for sale are recorded at the principal amount less deferred fee income, with fee income subsequently reflected in earnings when the loan is sold.   The carrying amounts of loans held-for-sale are reported at the lower of cost or fair market value, with the original principal amount adjusted to reflect changes in the loans’ fair value as applicable through fair value hedge accounting.  Pursuant to SFAS No. 133, loans held-for-sale, commitments to sell the loans, and any commitments to originate loans are recorded on the balance sheet at estimated fair market value.  The determination of any write-down to market value on loans held-for -sale includes consideration of all open positions and outstanding commitments from investors.  Declines in the market value of loans held-for-sale are recorded as a charge in mortgage banking-related fees.  Subsequent declines or recoveries of previous declines in the market value of loans held for sale are recorded in mortgage banking-related fees.  Sales of loans are recorded when the proceeds are received, and any difference between the proceeds and the carrying amount is recorded as a gain or loss in mortgage banking-related fees.

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

H. Goodwill and Intangible Assets

Goodwill is the excess of the cost of Bankshares’ investment over its equity in the net assets of purchased businesses.  Goodwill and identified intangible assets with indefinite useful lives are not subject to amortization.  Rather they are subject to impairment testing on an annual basis, or more often if events or circumstances indicate there may be impairment.

Identified intangible assets that have a finite useful life are amortized over that life in a manner that reflects the estimated decline in the economic value of the identified intangible asset.  Identified intangible assets that have a finite useful life are periodically reviewed to determine whether there have been any events or circumstances to indicate the recorded amount is not recoverable from projected undiscounted net operating cash flows.  If the projected undiscounted net operating cash flows are less than the carrying amount, a loss is recognized to reduce the carrying amount to fair value, or when appropriate, the amortization period is reduced.

Bankshares’ impairment evaluations for the year ended December 31, 2005, indicated that none of Bankshares’ goodwill or identified intangible assets were impaired with the exception of one small customer relationship intangible where the amortization period required acceleration.

Bankshares recognizes as assets the right to service mortgage loans for others.  Market quotes are used to determine the fair value of the mortgage servicing rights at the date of the sale.  The capitalized mortgage servicing rights are amortized over the estimated period of net servicing income.  Bankshares analyzes the capitalized mortgage servicing rights for impairment using a discounted cash flow analysis.  A valuation allowance is established through a charge to earnings if the amount of unamortized mortgage servicing rights exceeds fair value.

I. Stock-Based Compensation

Bankshares’ stock-based compensation plans are accounted for in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”  Under this standard, compensation cost for options is determined based on the fair value of each option and the number of options that are granted and expected to vest.  Bankshares’ stock options typically have an exercise price equal to the fair value of the stock on the date of grant, and vest based on continued service for a specified period, generally over three to five years.  The fair value of the option is measured on the date of grant using the Black-Scholes option-pricing model with market assumptions.  This amount is amortized on a straight-line basis over the vesting period.  Option pricing models require the use of highly subjective assumptions, including expected stock price volatility, which if changed can materially affect fair value estimates. Compensation expense for restricted stock awards is based on the closing market value of Bankshares’ stock on the date an award is granted and is amortized as salaries and employee benefits expense in the results of operations in accordance with the applicable vesting schedule, generally straight-line over one to three years.

J. Pension and Postretirement Benefit Obligations

Bankshares offers various pension plans and postretirement benefit plans to employees.  The calculation of the obligations and related expenses under these plans requires the use of actuarial valuation methods and assumptions.  Actuarial valuations and assumptions used in the determination of future values of plan assets and liabilities are subject to management judgment and may differ significantly if different assumptions are used.

K. Income Taxes

Income taxes are recorded in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The asset and liability approach underlying SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of Bankshares’ assets and liabilities.  Deferred taxes are determined using enacted tax rates in effect for the year in which the temporary difference is expected to reverse.  To the extent tax rates or laws change, deferred tax assets and liabilities are adjusted in the period that the tax change is enacted.  Income tax expense includes deferred tax expense, which represents the net change in the deferred tax asset or liability balance during the year plus any change in a valuation allowance; and current tax expense, which represents the aggregate amount of tax currently payable to or receivable from tax authorities.

L. Earnings Per Share

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

M. Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks, federal funds sold and securities purchased under resale agreements.  Generally, federal funds are purchased and sold for one-day periods; securities purchased/sold under resale agreements are purchased/sold for periods of one to sixty days.

N. Derivatives and Hedging Activities

Derivatives are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as subsequently amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149, which establishes accounting and reporting standards for derivatives and hedging activities.  Under SFAS No. 133, Bankshares may designate a derivative as either a hedge of the fair value of a recognized fixed-rate asset or liability or an unrecognized firm commitment (“fair value” hedge), a hedge of a forecasted transaction or of the variability of future cash flows of a floating-rate asset or liability (“cash flow” hedge), or a foreign currency fair value or cash flow hedge (“foreign currency” hedge).  All derivatives are recorded as other assets or other liabilities on the balance sheet at their respective fair values with unrealized gains and losses recorded either in other comprehensive income or in the results of operations, depending on the purpose for which the derivative is held.  Derivatives that do not meet the criteria for designation as a hedge under SFAS No. 133 at inception, or fail to meet the criteria thereafter, are included in trading account assets or liabilities.

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

O. Nonmarketable Investments

Nonmarketable investments include private equity investments that are not publicly traded, securities acquired to meet various regulatory requirements (for example, Federal Reserve Bank Stock), bank-owned life insurance and hedge fund investments. Bankshares’ reviews typically include an analysis of the facts and circumstances of each investment for fair determination, the expectations for the investments’ cash flows and capital needs, the viability of its business model and our exit strategy.  Since these private equity investments have no readily ascertainable fair value, they are reported at amounts that we have estimated to be fair value. In estimating the fair value of each investment, we must apply judgment using certain assumptions.  Bankshares believes that an investment’s cost is the best indication of its fair value initially, provided that there have been no significant positive or negative developments subsequent to its acquisition that indicate the necessity of an adjustment to a fair value estimate.  Private equity investments are reviewed at least quarterly for possible other-than-temporary impairment. If, and when, such an event takes place, Bankshares adjusts the investment’s fair value by an amount that Bankshares believes reflects the nature of the event.  Bankshares recognizes any adjustment to fair value as other noninterest income.  Bank-owned life insurance is carried at cash surrender value, which approximates fair value.  Investments in hedge funds are recorded at fair value.  Changes in fair values are reported as noninterest income.

2. BUSINESS COMBINATIONS

The following provides information concerning acquisitions and restructurings completed during the three years ended December 31, 2005.  These acquisitions were accounted for as purchases.  The number of shares issued in the purchases have been adjusted for the three-for-two stock split.  The results of operations of these acquisitions subsequent to the acquisition dates are included in Bankshares’ Statements of Consolidated Income.  Individually, the results of operations of these acquisitions prior to the acquisition dates were not material to Bankshares’ results of operations.

On November 30, 2005, Keller Stonebraker (a subsidiary of Farmers & Mechanics Bank) acquired Select Benefit Services, Inc., an insurance agency headquartered in Frederick Maryland.  The total consideration paid was $1.0 million in the form of 26,003 unregistered shares of Bankshares’ common stock.

On May 18, 2005, Bankshares completed its acquisition of CBNV, a bank headquartered in Sterling, Virginia, which was merged into MSD&T.  CBNV operated 14 branch offices in the Northern Virginia metropolitan market at the time of the acquisition.  The primary reason for the merger with CBNV was to expand Bankshares’ distribution network in Northern Virginia, a higher growth market.  The total consideration paid to CBNV shareholders in connection with the acquisition was $82.9 million in cash and 3.7 million shares of Bankshares’ common stock.  CBNV transactions have been included in Bankshares’ financial results subsequent to May 18, 2005.  The assets and liabilities of CBNV were recorded on the Consolidated Balance Sheet at their respective fair values.  The fair values were determined as of May 18, 2005 and are subject to refinement as further information becomes available.  The transaction resulted in total assets acquired as of May 18, 2005 of $888.2 million, including $671.0 million of loans and leases; liabilities assumed were $842.3 million, including $626.9 million of deposits.  Additionally, Bankshares recorded $162.1 million of goodwill and $4.6 million of core deposit intangible (“CDI”).  CDI are subject to amortization and are being amortized over nine years on a straight-line basis.

As part of the acquisition, Bankshares considered SFAS No. 146 and as such Bankshares’ exit costs, referred to herein as “merger-related” costs, are defined to include costs for branch closings and related severance, combining operations such as systems conversions, and printing/mailing costs incurred by Bankshares prior to and after the merger date and are included in Bankshares’ results of operations.  Bankshares expensed merger-related costs totaling $1.3 million for the year ended December 31, 2005.  The costs associated with these activities are included in noninterest expenses.  Merger-related expenses incurred consisted largely of expenses for systems conversion costs, branch closings and integrations of operations.  Prior to the merger, CBNV recorded exit costs of $9.7 million relating to severance, system conversions, branch consolidations and costs associated with terminating contracts.  Management determined that $224 thousand of the estimated $9.7 million in exit costs will not be disbursed and therefore reversed this amount out of the accrued exit costs.  At December 31, 2005, $371 thousand remained unpaid, which primarily consisted of severance and contract write-offs.

In the second quarter of 2005, Bankshares consolidated Fidelity Bank into Farmers.  The consolidation of these banks allows the surviving bank to serve its local customers with greater scale and expertise.  Also in the second quarter of 2005, Mercantile Potomac Bank merged into MSD&T.  This combination allows Bankshares to provide the resources necessary for greater expansion into the Washington, D.C. and Northern Virginia markets.

On August 12, 2003, Bankshares completed its acquisition of Farmers, a bank holding company headquartered in Frederick, Maryland.   The total consideration paid to Farmers shareholders in connection with the acquisition was $124.1 million in cash and 15.6 million shares of Bankshares’ common stock.  Farmers’ transactions have been included in Bankshares’ financial results since August 13, 2003.  Acquired assets on August 12, 2003 totaled $2.2 billion, including $1.4 billion of loans and leases; liabilities assumed were $2.0 billion, including $1.7 billion of deposits.  As of December 31, 2003, Bankshares recorded $385.9 million of goodwill, $36.0 million of core deposit intangible, $5.8 million of mostly client relationship intangibles (relating to the two insurance subsidiaries) and $1.1 million in a trademark intangible.  Intangible assets subjected to amortization are being amortized on a straight-line basis.  The weighted average amortization period for the acquired core deposit intangible is nine years, and the client relationship identified intangible ranges from three to fifteen years.  On October 24, 2003, certain assets and liabilities of Farmers were transferred to other Bankshares affiliates in order to align customers’ accounts with the Bankshares affiliate serving the geographic area where those customers reside.

Farmers, acquired in a business combination, falls under the guidance of the Emerging Issues Task Force (“EITF”) in EITF Issue
No. 95-3, “Recognition of Liability in Connection with a Purchase Business Combination.”  EITF Issue No. 95-3 requires an entity to recognize a liability for an exit cost on the date that the entity commits itself to an exit plan.  “Exit costs” are defined to include those costs recorded by Farmers prior to the merger date and, therefore, are not included in Bankshares’ results of operations.  Prior to August 12, 2003 Farmers recorded exit costs of $33.6 million relating to severance, systems conversion, branch consolidation and costs associated with terminating contracts (including leases).  Management has determined that $3.2 million of the estimated $33.6 million in exit costs will not be disbursed.  This $3.2 million was reversed out of the accrued exit costs, with corresponding decreases to deferred taxes ($1.2 million) and goodwill ($2.0 million).  As of December 31, 2005, $29.8 million of these exit costs had been paid since acquisition. Bankshares expensed merger-related costs totaling $8.0 million for the year-ended December 31, 2003.  The costs associated with these activities were included in noninterest expenses.

In March and April 2003, Bankshares acquired in separate transactions, Boyd Watterson Asset Management, LLC (“Boyd Watterson”), an investment management firm, and Peremel & Company, Inc. (“Peremel”), a directed and discount brokerage company.  In the aggregate, the companies were purchased for approximately $29.0 million in cash.  The Boyd Watterson acquisition had a potential additional contingent payment of up to $8.6 million that will be paid in the first quarter of 2006 and will be recorded as goodwill.  Bankshares recorded approximately $10.1 million of identified intangibles, mostly client relationships, as a result of these acquisitions.  These intangibles are being amortized on a straight-line basis over a range of three to eight years.  Goodwill recorded on these transactions totaled approximately $18.0 million at December 31, 2005.

3. INVESTMENT SECURITIES

The amortized cost and fair value of investment securities at December 31, 2005 and 2004 were as follows:

	2005				2004
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held-to-maturity
States and political subdivisions	$16,659	$541	$19	$17,181	$20,176	$921	$3	$21,094
Securities available-for-sale
U.S. Treasury	$434,893	$223	$3,080	$432,036	$605,505	$4,534	$980	$609,059
U.S. Government agencies	992,040	29	12,761	979,308	853,930	3,742	4,699	852,973
Mortgage-backed securities	1,581,845	685	38,269	1,544,261	1,326,056	4,372	13,127	1,317,301
States and political subdivisions	70,017	306	188	70,135	61,984	917	31	62,870
Other bonds, notes and debentures	19,083	—	215	18,868	30,387	28	126	30,289
Total bonds	3,097,878	1,243	54,513	3,044,608	2,877,862	13,593	18,963	2,872,492
Other investments	43,980	1,236	196	45,020	34,936	1,266	—	36,202
Total	$3,141,858	$2,479	$54,709	$3,089,628	$2,912,798	$14,859	$18,963	$2,908,694

The amortized cost and fair value of the bond investment portfolio by contractual maturity at December 31, 2005 and 2004 are shown below.

	2005		2004
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities held-to-maturity
Within 1 year	$2,347	$2,349	$2,812	$2,831
1-5 years	7,353	7,492	9,273	9,550
5-10 years	6,959	7,340	7,694	8,281
After 10 years	—	—	397	432
Total	$16,659	$17,181	$20,176	$21,094
Securities available-for-sale
Within 1 year	$621,979	$617,587	$571,279	$574,375
1-5 years	2,292,959	2,244,736	2,002,424	1,993,754
5-10 years	182,940	182,285	278,645	278,751
After 10 years	—	—	25,514	25,612
Total	$3,097,878	$3,044,608	$2,877,862	$2,872,492

At December 31, 2005 and 2004, no single issue of investment securities exceeded 10.0% of shareholders’ equity.  At

December 31, 2005 and 2004, securities with an amortized cost of $1.3 billion and $1.1 billion, respectively, were pledged as collateral for certain deposits as required.

The following table shows the gross unrealized losses and fair value of Bankshares’ investments with unrealized losses that are not deemed to be other-than-temporarily impaired (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005 and 2004.

	Less than 12 Months		12 months or more		Total
At December 31, 2005 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

U.S. Treasury	$1,301	$334,188	$1,779	$97,848	$3,080	$432,036
U.S. Government agencies	4,834	513,169	7,927	466,139	12,761	979,308
Mortgage-backed securities	15,420	1,026,218	22,848	518,043	38,269	1,544,261
States and political subdivisions	173	83,626	34	3,690	207	87,316
Other bonds, notes and debentures	30	5,129	186	13,739	215	18,868
Total bonds	21,758	1,962,330	32,774	1,099,459	54,532	3,061,789
Other investments	196	45,020	—	—	196	45,020
Total	$21,954	$2,007,350	$32,774	$1,099,459	$54 ,728	$3,106,809

	Less than 12 Months		12 months or more		Total
At December 31, 2004 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

U.S. Treasury	$980	$609,059	$—	$—	$980	$609,059
U.S. Government agencies	4,698	852,922	1	51	4,699	852,973
States and political subdivisions	30	83,590	1	374	31	83,964
Mortgage-backed securities	4,703	1,039,943	8,424	277,358	13,127	1,317,301
Other bonds, notes and debentures	126	30,289	—	—	126	30,289
Total bonds	10,537	2,615,803	8,426	277,783	18,963	2,893,586
Other investments	—	36,202	—	—	—	36,202
Total	$10,537	$2,652,005	$8,426	$277,783	$18,963	$2,929,788

The unrealized losses on Bankshares’ investments in U. S. Treasury obligations and direct obligations of U. S. Government agencies were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.  Because Bankshares has the ability and intent to hold those investments until a recovery of fair value, which may be at maturity, Bankshares does not consider those investments to be other-than-temporarily impaired at December 31, 2005.

The unrealized losses on Bankshares’ investment in federal agency mortgage-backed securities were caused by interest rate increases. Bankshares’ purchased those investments at a modest premium or discount to their face amount, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. Government.  Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of Bankshares’ investment.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because Bankshares has the ability and intent to hold those investments until a recovery of fair value, which may be at maturity, Bankshares does not consider those investments to be other-than-temporarily impaired at December 31, 2005.

The unrealized losses on Bankshares’ investments in state and political subdivision obligations were caused by interest rate increases. Credit quality within this portfolio remained strong with 73.0% of the portfolio rated AAA and 99.0% of the portfolio rated investment grade.  The contractual terms of those investments do not permit the issuer to settle the security at a price less than the amortized cost of the investment.  Because Bankshares has the ability and intent to hold those investments until a recovery of fair value, which may be at maturity, it does not consider those investments to be other-than-temporarily impaired at December 31, 2005.

The unrealized losses on Bankshares’ investments in other bonds, notes and debentures were caused by interest rate increases. The credit quality of these bonds has remained strong throughout 2005 and it is expected that the securities would not be settled at a price less than the amortized cost of Bankshares’ investment.  Because Bankshares has the ability and intent to hold those investments until a recovery of fair value, which may be at maturity, it does not consider those investments to be other-than-temporarily impaired at December 31, 2005.

Bankshares investments in other investments consist of investments in common stock of other banking companies and a mutual fund that invests in bonds that qualify as Community Reinvestment Act (“CRA”) investments.  The unrealized loss of $196.0 thousand relates to the CRA mutual fund.  Based on the level of the impairment (less than 1% of the cost) and the duration of the impairment (less than 12 months) and Bankshares’ ability and intent to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value, Bankshares does not consider this investment to be other-than-temporarily impaired at December 31, 2005.

The following table shows the gross realized gains and losses on the sale of securities in the available-for-sale portfolio, including marketable equity securities.

	2005		2004		2003
(Dollars in thousands)	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses
Securities available-for-sale
Debt	$293	$56	$—	$202	$—	$985
Other Investments	279	111	1,441	—	8,122	—
Total	$572	$167	$1,441	$202	$8,122	$985

4. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at December 31, 2005 and 2004 were as follows.

(Dollars in thousands)	2005	2004
Commercial and leasing	$2,957,301	$2,866,693
Commercial real estate	3,703,297	3,122,701
Construction	1,607,095	1,268,350
Residential real estate	1,802,373	1,677,932
Home equity lines	505,508	495,462
Consumer	1,032,271	797,295
Total	$11,607,845	$10,228,433

At December 31, 2005 and 2004, $22.6 million and $30.9 million, respectively, were considered nonaccrual loans (loans in which interest income is recognized only as collected).  Interest income on nonaccrual loans that would have been recorded if accruing was $2.1 million and $2.5 million in 2005 and 2004, respectively.  Interest income on nonaccrual loans that was recorded totaled

$0.5 million and $0.8 million in 2005 and 2004, respectively.  See Note No. 1C (Significant Accounting Policies) for an explanation of the nonaccrual loan policy.

The changes in the allowance for loan losses follow:

(Dollars in thousands)	2005	2004	2003
Allowance balance at beginning of year	$149,002	$155,337	$138,601
Allowance of acquired bank	7,086	—	13,205
Charge-offs	(7,602)	(18,380)	(12,324)
Recoveries	6,611	4,824	3,750
Provision for loan losses	1,576	7,221	12,105
Allowance balance at end of year	$156,673	$149,002	$155,337

Information with respect to impaired loans and the related valuation allowance (if the measure of the impaired loan is less than the recorded investment) as of December 31, 2005 and 2004 is shown below.  Refer to Note No. 1C (Significant Accounting Policies) for an expanded discussion on impaired loans.

(Dollars in thousands)	2005	2004
Impaired loans with a specific valuation allowance	$11,512	$18,695
All other impaired loans	9,086	8,783
Total impaired loans	$20,598	$27,478

Specific allowance for loan losses applicable to impaired loans	$4,150	$10,611
General allowance for loan losses applicable to other than impaired loans	152,523	138,391
Total allowance for loan losses	$156,673	$149,002

Year-to-date interest income on impaired loans recorded on the cash basis	$40	$379
Year-to-date average recorded investment in impaired loans during the period	$26,703	$39,025

On May 18, 2005, Bankshares acquired approximately $671.0 million in loans as part of the CBNV acquisition.  At acquisition, CBNV had $7.4 million in an allowance for loan losses of which $7.1 million was carried over to Bankshares in accordance with SFAS No. 141, “Business Combinations,” for those loans that do not fall within the scope of SOP 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” Bankshares determined two commercial real estate loans totaling $4.9 million were within the scope of SOP 03-3.  The carrying value and accretable yields of these loans as of December 31, 2005 are shown below.

(Dollars in thousands)	December 31, 2005
Commercial real estate	$4,887
Total	$4,887

Carrying amount	$3,509

Accretable yield
Balance at May 18, 2005	$—
Additions - due to acquisition	680
Accretions	(227)
Reclassifications from nonaccretable difference	194
Disposals	—
Balance at December 31, 2005	$647

5. BANK PREMISES AND EQUIPMENT

Bank premises and equipment at December 31, 2005 and 2004 consisted of the following:

(Dollars in thousands)	2005	2004
Land	$26,670	$27,590
Building and leasehold improvements	144,200	148,119
Equipment	113,134	106,621
Total bank premises and equipment	284,004	282,330
Accumulated depreciation and amortization	(146,585)	(142,384)
Bank premises and equipment, net	$137,419	$139,946

Bankshares’ bank affiliates conduct a part of their branch banking operations from leased facilities.  Generally, the initial terms of the leases range from a period of one to fifteen years.  Most of the leases contain options for renewal at the fair rental value for periods of one to twenty years.  In addition to minimum rentals, certain leases have escalation clauses based on various price indices and include provisions for additional payments to cover taxes, insurance and maintenance.

Total rental expense for 2005, 2004 and 2003 was:

(Dollars in thousands)	2005	2004	2003
Bank premises (1)	$11,185	$9,501	$8,807
Equipment / software expense	6,053	5,670	5,984
Total rental expense	$17,238	$15,171	$14,791

(1) Amounts do not reflect offset for rental income from outside tenants.

The main offices of Bankshares and MSD&T are located in a 21-story building at Two Hopkins Plaza in Baltimore, Maryland, which is owned by MBC Realty, LLC, a wholly owned subsidiary of Harbor Group International, L.L.C.  Pursuant to a lease agreement by and between MBC Realty, LLC (which was previously owned by Bankshares) and MSD&T, effective as of December 13, 2004, MSD&T agreed to lease up to approximately 179,000 square feet of prime office space and approximately 27,000 square feet of back-office and storage space at Two Hopkins Plaza, for a term of ten years.  At December 31, 2005, MSD&T and Bankshares occupied approximately 206,000 square feet.  The lease agreement contains two five-year renewal options.  The lease agreement is accounted for as a lease-financing obligation. See Note No. 9 (Long-term Debt) found elsewhere in this document.

At December 31, 2005, the aggregate minimum rental commitments under non-cancelable operating leases were as follows:

2006 - $16.8 million, 2007 - $16.0 million, 2008 - $13.1 million, 2009 - $9.9 million, 2010 - $8.0 million, thereafter - $43.7 million.

6. OTHER ASSETS & LIABILITIES

The following table provides selected information on Bankshares’ other assets at December 31, 2005 and 2004.

(Dollars in thousands)	2005	2004
Nonmarketable investments
Private equity and other investments	$69,445	$56,476
Hedge fund of funds	62,778	74,190
Bank-owned life insurance	152,613	83,836
Total nonmarketable investments	284,836	214,502
Interest receivable	90,075	62,061
Deferred taxes, net	79,322	47,299
Prepaid assets	82,667	84,130
All other assets	51,500	57,088
Total other assets	$588,400	$465,080

Net gains from sales or impairment of private equity and other nonmarketable investments were $10.8 million, $2.6 million and $0.8 million in 2005, 2004 and 2003, respectively.  Noninterest income from hedge funds was $8.4 million, $5.5 million and

$6.4 million in 2005, 2004, and 2003, respectively.  In the third quarter of 2005, Bankshares purchased additional bank-owned life insurance in the amount of $50.0 million and acquired $13.0 million through the CBNV acquisition.  Other noninterest income from bank-owned life insurance was $4.8 million, $3.3 million and $3.0 million in 2005, 2004 and 2003, respectively.

The following table provides selected information on Bankshares’ other liabilities at December 31, 2005 and 2004.

(Dollars in thousands)	2005	2004
Accrued expenses	$81,906	$61,599
Interest payable	26,276	16,551
All other liabilities	61,598	51,846
Total other liabilities	$169,780	$129,996

7. DEPOSITS

Included in time deposits are certificates of deposit issued in denominations of $100,000 and over, which totaled $1.7 billion and $1.4 billion at December 31, 2005 and 2004, respectively. The amount outstanding and maturity distribution of time deposits issued in amounts of $100,000 and over at December 31, 2005 are presented in the following table.

		Maturing
(Dollars in thousands)	Total	1 year or less	Over 1 through 2 years	Over 2 through 3 years	Over 3 through 4 years	Over 4 through 5 years	Over 5 years
Time deposits $100,000 and over	$1,743,885	$1,175,410	$286,205	$94,964	$93,606	$90,622	$3,078

Deposits at December 31, 2005 and 2004 consisted of the following.

(Dollars in thousands)	2005	2004
Noninterest-bearing	$3,324,650	$3,049,031
Savings	1,339,215	1,449,313
Checking plus interest	1,430,524	1,377,981
Money market	1,944,513	1,588,445
Time - $100,000 and over	1,743,885	1,393,907
Other time	2,294,563	1,940,522
Total	$12,077,350	$10,799,199

8. SHORT-TERM BORROWINGS

The following table provides selected information on Bankshares’ short-term borrowings and applicable weighted average interest rates at December 31, 2005 and 2004.

	Year-end		During Year
2005 (Dollars in thousands)	Amount	Rate	Highest	Average	Rate
Federal funds purchased and securities sold under repurchase agreements	$1,044,660	3.04%	$1,084,364	$928,207	2.49%
Commercial paper	193,054	2.37	209,355	177,781	1.79
Other short-term borrowings	—	—		—	—
Total	$1,237,714	2.93%		$1,105,988	2.37%

	Year-end		During the Year
2004 (Dollars in thousands)	Amount	Rate	Highest	Average	Rate
Federal funds purchased and securities sold under repurchase agreements	$671,227	1.44%	$729,315	$726,041	0.96%
Commercial paper	216,630	0.80	286,844	206,308	0.44
Other short-term borrowings	—	—		144	2.19
Total	$887,857	1.29%		$932,493	0.84%

Other short-term borrowings consist of borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”).  During 2005 and 2004, commercial paper borrowings were partially supported by back-up lines of credit of $40.0 million.  Unused committed lines of credit at December 31, 2005 and 2004 were $40.0 million.  These lines of credit are paid for quarterly, semiannually or annually on a fee basis of 0.09% to 0.10%.  In addition, Bankshares also has $2.1 billion in lines with the FHLB, although Bankshares’

$50.0 million in senior notes contain debt covenant restrictions that limit additional FHLB borrowings to $150.0 million unless Bankshares renegotiates this restriction with existing investors.

9. LONG-TERM DEBT

Long-term debt at December 31, 2005 and 2004 consisted of the following.

(Dollars in thousands)	2005	2004
Senior notes of Bankshares, unsecured
Ranging from 6.72% to 6.80%, due 2006 and 2009	$50,000	$50,000
Senior notes of MSD&T, unsecured (1)
5.70%, due 2011
Book value	199,739	199,704
Fair value basis adjustment	(866)	6,147
Adjusted balance	198,873	205,851
Subordinated notes of MSD&T, unsecured (2)
Floating rate of LIBOR plus 2.75%, due 2014
Book value	9,794	—
Subordinated notes of Bankshares, unsecured (3)
4.625%, due 2013
Book value	299,410	299,346
Fair value basis adjustment	(9,486)	(6,289)
Adjusted balance	289,924	293,057
Lease finance obligation, Hopkins building (4)
4.00%, due 2011	49,288	51,186
Advances from Federal Home Loan Bank (5)
Ranging from 2.00% to 6.56%, due 2006 to 2018	144,284	90,861
Total	$742,163	$690,955

Note: All debt is subject to interest payments at various intervals.  Several of the FHLB advances and the lease-financing obligation are subject to monthly principal payments.

(1) The debt has a face value of $200.0 million, with an unamortized discount of $261 thousand based on an effective rate of 4.20%. These fixed-rate notes were converted to floating rates through an interest rate swap.  This swap was designed as a hedge of the fair value of the debt; therefore, the debt has been adjusted to reflect the change in the fair value of the swap.

(2) The debt has a face value of $10.0 million, with an unamortized discount of $206 thousand based on an effective rate of 7.01%.

(3) The debt has a face value of $300.0 million, with an unamortized discount of $590 thousand based on an effective rate of 4.51%. $150.0 million of these fixed-rate notes were converted to floating rates through interest rate swaps.  These swaps were designed as a hedge of the fair value of the debt; therefore, the debt has been adjusted to reflect the change in the fair value of the swap.

(4) Represents the unamortized amount due on the lease of the Hopkins Plaza Building.

(5) Of the $144.3 million that the Federal Home Loan Bank of Atlanta (“FHLB”) advanced to Bankshares as of December 31, 2005, $49.3 million is convertible to three-month LIBOR at the option of the FHLB. These advances are convertible on a quarterly basis upon written notice from the FHLB. With the exception of $30.2 million in advances, each of these convertible advances is within its conversion period and may be converted on any quarterly payment date should the FHLB give notice. The $30.2 million in advances has an initial conversion date of March 20, 2006.

The annual maturities on all long-term debt are 2006 - $88.0 million, 2007 - $19.1 million, 2008 - $26.8 million, 2009 - $24.4 million, 2010 - $3.4 million, thereafter - $580.4 million.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit were $4.8 billion at December 31, 2005 and $4.2 billion at December 31, 2004.

Letters of credit are commitments issued to guarantee the performance of a customer to a third party. Outstanding letters of credit were $540.6 million at December 31, 2005 and $379.8 million at December 31, 2004.  In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the fees received for issuing letters of credit are deferred and amortized over the life of the commitment.  The unamortized fees on letters of credit at December 31, 2005 and December 31, 2004 had a carrying value of $1.9 million and $1.3 million, respectively.

One of Bankshares’ mortgage banking subsidiaries is a Fannie Mae Delegated Underwriting and Servicing lender and has a loss-sharing arrangement for loans originated on behalf of and sold to Fannie Mae.  The unamortized principal balance of the underlying loans totaled $249.8 million at December 31, 2005 and $190.7 million at December 31, 2004.  A loss reserve of $60.7 thousand has been established for potential losses on loans originated and sold in the secondary market at December 31, 2005.  The mortgage subsidiary also has originated and sold loans with recourse in the event of foreclosure on the underlying real estate. The unamortized amount of principal balance of loans sold with recourse totaled $1.3 million and $1.7 million at December 31, 2005 and 2004, respectively.  These mortgages are generally in good standing and are well collateralized, no loss has ensued and no future loss is expected.

Bankshares has committed to invest funds in third-party private equity funds. At December 31, 2005 and 2004, $26.6 million and $28.9 million, respectively, remained unfunded.

Bankshares entered into a seven-year service contract with SunGard Wealth Management Services to provide a new core accounting system and back-office operations beginning in January 2005. The annual purchase obligation commitments on this contract are:  2006 - $5.0 million, 2007 - $5.0 million, 2008 - $5.0 million, 2009 - $5.0 million, 2010 - $5.0 million, thereafter - $5.0 million. For additional information on other commitments, see Notes Nos. 5, 9, and 18.

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

Between 2001 and 2003, on behalf of either individual plaintiffs or a putative class of plaintiffs, eight separate actions were filed in state and federal court against CBNV and other defendants challenging the validity of second mortgage loans the defendants made to the plaintiffs.  All of the cases were either filed in or removed to the federal district court for the Western District of Pennsylvania.  In June 2003, the parties to the various actions informed the court that they had reached an agreement in principle to settle the various actions.  On July 17, 2003, the court conditionally certified a class for settlement purposes, preliminarily approved the class settlement and directed the issuance of notice to the class.

Thereafter, certain plaintiffs who had initially opted out of the proposed settlement and other objectors challenged the validity of the settlement in the district court.  The district court denied their arguments and approved the settlement.  These “opt out” plaintiffs and other objectors appealed the district court’s approval of the settlement to the Third Circuit Court of Appeals.  In August 2005, the Third Circuit reversed the district court’s approval of the settlement and remanded the case to the district court with instructions to consider and address certain specific issues when re-evaluating the settlement. Certain individuals who were excluded from the settlement class have filed two actions on behalf of a putative class of plaintiffs alleging claims similar to those raised in the initial filing.  These actions recently were consolidated in the Western District of Pennsylvania.  Bankshares believes these actions are without merit and intends to defend the actions vigorously.  Based on the information currently available, advice of counsel and established reserves, Bankshares believes that the eventual outcome of these actions will not have a material adverse effect on Bankshares’ consolidated financial position or results of operations.

11. SHAREHOLDERS’ EQUITY

On January 10, 2006, Bankshares announced a three-for-two stock split on its common stock payable in the form of a stock dividend on January 27, 2006 to stockholders of record as of the close of business on January 20, 2006. Certain shares, average shares and per share amounts have been adjusted to give effect to the split.

The Board of Directors has the authority to classify and reclassify any unissued shares of preferred stock by fixing the preferences, rights, voting powers (which may include separate class voting on certain matters), restrictions and qualifications, dividends, times and prices of redemption and conversion rights.

Bankshares has a Dividend Reinvestment and Stock Purchase Plan. The Plan allows shareholders to invest their cash dividends automatically in Bankshares stock at a price that is 5% less than the market price on the dividend payment date. Plan participants also may make additional cash payments to purchase stock through the Plan at the market price. The number of shares of common stock that remain available for issuance under the Plan is 362,766 shares. Bankshares reserves the right to amend, modify, suspend or terminate the Plan at any time at its discretion.

Bankshares has an Employee Stock Purchase Plan.  The Plan allows employees (other than executive officers of Bankshares) to purchase stock through payroll deduction and dividend reinvestment at the then current market price for employee purchases and at 95% of market for dividend reinvestment.  The number of shares of common stock that remain available for issuance under the Plan is 1,076,162 shares. Bankshares reserves the right to amend, modify, suspend or terminate the Plan at any time at its discretion.

The Board of Directors has authorized Bankshares to purchase shares of its common stock.  Purchases may be made from time to time, subject to regulatory requirements, in the open market or in privately negotiated transactions.  Purchased shares are retired. The number of shares remaining available for purchase under the plan was 476,327 shares at December 31, 2005.  During 2005 there were no shares repurchased under this plan.  In 2004, Bankshares repurchased 1,000,000 shares.  In April 2004, Bankshares entered into a privately negotiated agreement for the accelerated repurchase of these shares.

Pursuant to a Shareholders Protection Rights Agreement adopted in June 1999, each share of outstanding common stock carries a right, initially for the purchase of 1/1,000 of a share of preferred stock at an exercise price of $100 (subject to adjustment).  The rights, which do not carry voting or dividend rights, may be redeemed by Bankshares at $0.005 per right.  The rights expire on September 29, 2009 unless sooner exercised, exchanged or redeemed.  The rights will not become exercisable and will not trade separately from the common stock until the tenth business day (or such other date as the Board of Directors selects) after commencement of a tender or exchange offer for, or announcement of the acquisition by a person or group of 10.0% or more of the outstanding common stock. Upon exercisability of the rights after acquisition by a person or group (acquiring person) of 10.0% or more of the outstanding common stock or upon certain business combinations or other defined transactions involving Bankshares, each right (except rights of the acquiring person, which become void) will entitle its holder to acquire common stock (or at Bankshares’ discretion, preferred stock) of Bankshares, or common stock of the acquiring entity in a business combination or other defined transaction, with a value of twice the then current exercise price of the right.  In certain such cases, Bankshares may exchange one share of common stock (or at Bankshares’ discretion, 1/1,000 of a share of preferred stock) for each right that has not become void.  The Board of Directors has classified 1,600,000 shares of preferred stock as Class A Preferred Stock for potential issuance on exercise of rights.

Cash dividends paid to Bankshares by its consolidated subsidiaries for the years ended 2005, 2004 and 2003 were $173.0 million, $145.8 million and $310.8 million, respectively.  In aggregate, our affiliate banks have $379.8 million of capital beyond the level necessary to maintain “well capitalized” status at December 31, 2005.  The amount of dividends that Bankshares’ bank and nonbank affiliates could have paid to the holding company without approval from bank regulators at December 31, 2005 was $266.4 million.

The Mercantile Bankshares Corporation Stock Retainer and Deferred Compensation Plan for Non-Employee Directors was approved at the 2005 Annual Shareholders’ meeting.  The Plan provides for an annual stock retainer of 750 shares of Bankshares’ common stock to each nonemployee director of Bankshares.  The Plan permits nonemployee directors of Bankshares and its affiliates to elect to defer voluntarily their annual stock and cash retainers and some or all of their fees.  The initial annual stock retainer under the plan was paid on June 1, 2005 to nonemployee directors.

A change to the Directors’ Deferred Compensation Plan was approved at the 2004 Annual Shareholders’ meeting.  Beginning

April 1, 2004, all deferred directors’ fees are covered by the Plan.  At April 1, 2004, directors had the option to leave their deferred balance in the old phantom stock plan or convert their balance into vested shares under the new plan.  All but 13 directors converted their balances to the new plan.  This resulted in adding approximately 223,500 stock equivalents and $6.4 million to capital surplus. These vested shares will be issued after a director retires.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by weighted average common shares outstanding, which were 121,348,742 for 2005, 118,830,128 for 2004 and 109,338,614 for 2003. Diluted EPS is computed using the same components as in basic EPS with the denominator adjusted for the dilutive effect of stock options, restricted stock awards and vested directors’ deferred compensation plan shares. The adjusted weighted average shares were 122,390,007 for 2005, 119,781,506 for 2004 and 110,132,231 for 2003. The following tables provide a reconciliation between the computation of basic EPS and diluted EPS for the years ended December 31, 2005, 2004 and 2003.

2005 (In thousands, except per share data)	Net Income	Weighted Average Common Shares	EPS
Basic EPS	$276,319	121,349	$2.28
Dilutive effect of:
Stock options and restricted stock awards		780
Vested directors’ deferred compensation plan shares		261
Diluted EPS	$276,319	122,390	$2.26

2004 (In thousands, except per share data)	Net Income	Weighted Average Common Shares	EPS
Basic EPS	$229,407	118,830	$1.93
Dilutive effect of:
Stock options and restricted stock awards		778
Vested directors’ deferred compensation plan shares		174
Diluted EPS	$229,407	119,782	$1.92

2003 (In thousands, except per share data)	Net Income	Weighted Average Common Shares	EPS
Basic EPS	$196,814	109,339	$1.80
Dilutive effect of:
Stock options and restricted stock awards		793
Diluted EPS	$196,814	110,132	$1.79

Comprehensive Income

The two major components of comprehensive income are net income and other comprehensive income. Other comprehensive income includes such items as net unrealized gains and losses on securities available-for-sale. The following table summarizes the market value change and related tax effect of unrealized gains (losses) on securities available-for-sale for each of the three years in the period ended December 31, 2005. See the “Statements of Changes in Consolidated Shareholders’ Equity.”

2005 (Dollars in thousands)	Pretax Amount	Tax Benefit	Net Amount
Net Income			$276,319
Other comprehensive income
Unrealized holding (losses) gains arising during the period	(47,718)	17,844	(29,874)
Reclassification adjustment for (gains) losses included in net income	(405)	160	(245)
Total other comprehensive (losses) income	(48,123)	18,004	(30,119)
Total comprehensive income			$246,200

2004 (Dollars in thousands)	Pretax Amount	Tax Benefit	Net Amount
Net Income			$229,407
Other comprehensive income
Unrealized holding (losses) gains arising during the period	(39,156)	14,696	(24,460)
Reclassification adjustment for (gains) losses included in net income	(1,239)	490	(749)
Total other comprehensive (losses) income	(40,395)	15,186	(25,209)
Total comprehensive income			$204,198

2003 (Dollars in thousands)	Pretax Amount	Tax Benefit	Net Amount
Net Income			$196,814
Other comprehensive income
Unrealized holding (losses) gains arising during the period	(46,059)	16,996	(29,063)
Reclassification adjustment for (gains) losses included in net income	(7,137)	2,823	(4,314)
Total other comprehensive (losses) income	(53,196)	19,819	(33,377)
Total comprehensive income			$163,437

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

Quantitative measures established by regulation to ensure capital adequacy require Bankshares and its bank affiliates to maintain.at least the minimum amounts and ratios of Tier I capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes that, as of December 31, 2005, Bankshares and its bank affiliates exceeded all capital adequacy requirements to which they are subject.

As of December 31, 2005, the most recent notification from the primary regulators for each of Bankshares’ affiliate banking institutions categorized them as well capitalized under the prompt corrective action regulations. To be categorized as well capitalized, a bank must maintain certain capital ratios above minimum levels. These capital ratios include Tier I capital and total risk-based capital as percents of net risk-weighted assets and Tier I capital as a percent of adjusted average total assets (leverage ratio). There are no conditions or events since the last notifications that management believes have changed the affiliate banks’ category.

Actual capital amounts and ratios are presented in the following table for Bankshares and its affiliates. The minimum ratios for capital adequacy purposes are 4.00%, 8.00% and 4.00% for the Tier I Capital, Total Capital and Leverage ratios, respectively. To be categorized as well capitalized, a bank must maintain minimum ratios of 6.00%, 10.00% and 5.00% for its Tier I Capital, Total Capital and Leverage ratios, respectively. Bankshares, as a bank holding company, is not subject to the well capitalized requirement. No deduction from capital is required for interest rate risk.

December 31, 2005 (Dollars in thousands)	Tier I Capital	Total Risk-Based Capital	Net Risk-Weighted Assets	Adjusted Average Total Assets	Tier I Capital Ratio	Total Capital Ratio	Leverage Ratio
Bankshares	$1,518,454	$1,975,313	$12,848,926	$15,471,385	11.82%	15.37%	9.81%
Annapolis Banking and Trust	43,148	50,382	331,167	484,567	13.03	15.21	8.90
Citizens National Bank	103,600	151,903	1,139,217	1,281,737	9.09	13.33	8.08
Farmers & Mechanics Bank	164,489	225,553	1,341,615	1,700,721	12.26	16.81	9.67
Marshall National Bank and Trust	12,661	19,235	132,110	164,212	9.58	14.56	7.71
Mercantile County Bank	77,489	116,005	728,884	916,864	10.63	15.92	8.45
Mercantile Eastern Shore Bank	52,538	83,614	451,831	575,426	11.63	18.51	9.13
Mercantile Peninsula Bank	141,149	214,251	1,336,315	1,677,958	10.56	16.03	8.41
Mercantile-Safe Deposit and Trust Company	509,252	624,036	5,795,437	6,721,535	8.79	10.77	7.58
Mercantile Southern Maryland Bank	94,717	131,461	620,898	954,636	15.25	21.17	9.92
National Bank of Fredericksburg	37,081	48,169	353,718	455,590	10.48	13.62	8.14
Westminster Union Bank	66,961	98,053	509,424	810,677	13.14	19.25	8.26

December 31, 2004 (Dollars in thousands)	Tier I Capital	Total Risk-Based Capital	Net Risk-Weighted Assets	Adjusted Average Total Assets	Tier I Capital Ratio	Total Capital Ratio	Leverage Ratio
Bankshares	$1,370,112	$1,802,520	$11,109,137	$13,674,386	12.33%	16.23%	10.02%
Annapolis Banking and Trust	42,170	49,516	274,303	467,607	15.37	18.05	9.02
Citizens National Bank	91,078	139,356	1,002,628	1,163,721	9.08	13.90	7.83
Farmers & Mechanics Bank	155,656	216,901	1,282,848	1,690,284	12.13	16.91	9.21
Marshall National Bank and Trust	11,464	17,821	108,120	134,203	10.60	16.48	8.54
Mercantile County Bank	72,105	109,669	651,245	820,186	11.07	16.84	8.79
Mercantile Eastern Shore Bank	52,642	84,119	473,634	594,811	11.11	17.76	8.85
Mercantile Peninsula Bank	128,868	200,736	1,207,803	1,534,800	10.67	16.62	8.40
Mercantile-Safe Deposit and Trust Company	484,591	574,022	4,671,752	5,457,015	10.37	12.29	8.88
Mercantile Southern Maryland Bank	94,010	130,406	548,527	931,179	17.14	23.77	10.10
National Bank of Fredericksburg	34,153	44,842	305,234	416,813	11.19	14.69	8.19
Westminster Union Bank	58,596	89,677	505,819	808,495	11.58	17.73	7.25

12. INCOME TAXES

Applicable income taxes on net income for 2005, 2004 and 2003 consisted of the following.

	2005			2004			2003
(Dollars in thousands)	Federal	State	Total	Federal	State	Total	Federal	State	Total
Current tax expense	$151,657	$19,136	$170,793	$140,618	$14,255	$154,873	$107,870	$10,678	$118,548
Deferred tax expense (benefit)	(9,047)	(216)	(9,263)	(21,937)	(1,812)	(23,749)	(7,457)	(1,536)	(8,993)
Total	$142,610	$18,920	$161,530	$118,681	$12,443	$131,124	$100,413	$9,142	$109,555

Significant components of Bankshares’ deferred tax assets and liabilities as of December 31, 2005 and 2004 were as follows.

(Dollars in thousands)	2005	2004
Deferred tax assets:
Allowance for loan losses	$60,308	$58,322
Write-down of other real estate owned	51	134
Deferred income	35,607	35,559
Net unrealized losses on securities available-for-sale	19,388	1,382
Other	9,218	7,913
Total deferred tax assets	124,572	103,310
Deferred tax liabilities:
Purchase accounting adjustments	10,939	8,570
Depreciation	30,205	37,777
Accrued employee benefits	4,106	9,512
Prepaid items	—	152
Total deferred tax liabilities	45,250	56,011
Net deferred tax assets	$79,322	$47,299

A reconciliation between actual tax expense and taxes computed at the statutory federal rate of 35% for each of the three years in the period ended December 31, 2005 follows.

	2005		2004		2003
		% of Pretax		% of Pretax		% of Pretax
(Dollars in thousand)	Amount	Income	Amount	Income	Amount	Income
Tax computed at statutory rate	$153,247	35.0%	$126,186	35.0%	$107,229	35.0%
Increases (decreases) in tax resulting from:
Tax-exempt interest income	(3,658)	(0.8)	(3,567)	(0.9)	(3,581)	(1.2)
State income taxes, net of federal income tax benefit	12,298	2.8	8,088	2.2	5,942	1.9
Other, net	(357)	(0.1)	417	0.1	(35)	—
Actual tax expense	$161,530	36.9%	$131,124	36.4%	$109,555	35.7%

13. RELATED PARTY TRANSACTIONS

In the normal course of business, loans are made to officers and directors of Bankshares and its affiliates, as well as to their related interests. In the opinion of management, these loans are consistent with sound banking practices, are within regulatory lending limitations and do not involve more than the normal risk of collectibility. At December 31, 2005 and 2004, loans to executive officers and directors of Bankshares and its principal affiliates, including loans to their related interests, totaled $119.1 million and $129.1 million, respectively. During 2005, loan additions and loan maturities and payoffs were $167.3 million and $177.3 million, respectively.

14. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Bankshares sponsors qualified and nonqualified pension plans and other postretirement benefit plans for its employees. With regard to the pension plans, there is no additional minimum pension liability required to be recognized. Included in the other postretirement benefit plans are health care and life insurance. All Bankshares affiliates have adopted the same health care and life insurance plans, except for one affiliate, which has separate benefit plans. Employees were eligible for company-paid health care benefits if their age plus length of service was equal to at least 65 as of December 31, 1990. Employees may become eligible for company-paid life insurance benefits if they qualify for retirement while working for Bankshares. In addition to the plans disclosed in the following tables, Bankshares has periodically entered into separate supplemental retirement agreements with key executives. These are generally unfunded obligations, with an accrued liability of $18.7 million and $18.5 million at December 31, 2005 and 2004, respectively.

The following table provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets for each of the two years in the period ended December 31, 2005.

	Pension Benefits
	2005			2004
		Non-			Non-		Other Benefits
(Dollars in thousands)	Qualified	qualified	Total	Qualified	qualified	Total	2005	2004
Change in Benefit Obligations
Benefit obligation at beginning of year	$198,422	$2,910	$201,332	$168,104	$6,560	$174,664	$16,910	$15,050
Service cost	7,320	607	7,927	5,603	618	6,221	390	352
Interest cost	11,276	161	11,437	10,528	386	10,914	904	1,028
Amendments	—	—	—	4,865	83	4,948	—	—
Actuarial (gain) loss	2,160	955	3,115	18,276	(4,517)	13,759	(1,705)	1,589
Acquisition	—	—	—	—	—	—	—	—
Benefits paid	(9,237)	(121)	(9,358)	(8,954)	(220)	(9,174)	(1,098)	(1,109)
Benefit obligation at end of year	209,941	4,512	214,453	198,422	2,910	201,332	15,401	16,910

Change in Plan Assets
Fair value of plan assets at beginning of year	211,638	—	211,638	197,260	—	197,260	—	—
Actual return on plan assets	9,110	—	9,110	23,332	—	23,332	—	—
Acquisition	—	—	—	—	—	—	—	—
Employer contribution	—	121	121	—	220	220	1,098	1,109
Plan participants’ contributions	—	—	—	—	—	—	1,947	1,687
Benefits paid	(9,237)	(121)	(9,358)	(8,954)	(220)	(9,174)	(3,045)	(2,796)
Fair value of plan assets at end of year	211,511	—	211,511	211,638	—	211,638	—	—
Funded status	1,570	(4,512)	(2,942)	13,216	(2,910)	10,306	(15,401)	(16,910)
Unrecognized net actuarial (gain) loss	44,524	(1,453)	43,071	36,362	(2,593)	33,769	4,212	6,190
Unrecognized prior service cost	8,568	226	8,794	9,738	249	9,987	—	—
Unrecognized transition (assets)/obligation	—	—	—	—	—	—	—	—
Prepaid (accrued) benefit cost	$54,662	$(5,739)	$48,923	$59,316	$(5,254)	$54,062	$(11,189)	$(10,720)

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits
	2005			2004			Other Benefits
(Dollars in thousands)	Qualified	Non- qualified	Total	Qualified	Non- qualified	Total	2005	2004
Prepaid benefit cost	$54,662	$—	$54,662	$59,316	$—	$59,316	$—	$—
Accrued benefit cost	—	(5,739)	(5,739)	—	(5,254)	(5,254)	(11,189)	(10,720)
Intangible assets	—	—	—	—	—	—	—	—
Accumulated other comprehensive income	—	—	—	—	—	—	—	—
Net amount recognized	$54,662	$(5,739)	$48,923	$59,316	$(5,254)	$54,062	$(11,189)	$(10,720)

The following is a comparison of the projected and accumulated benefit obligation to the fair value of assets for the pension plans.

	Pension Benefits at December 31,
	2005			2004
	Qualified	Non- qualified	Total	Qualified	Non- qualified	Total
Projected benefit obligation	$209,941	$4,512	$214,453	$198,422	$2,910	$201,332
Accumulated benefit obligation	202,479	4,512	206,991	189,535	2,910	192,445
Fair value of assets	211,511	—	211,511	211,638	—	211,638

The components of net periodic benefit cost for the pension plans for 2005, 2004 and 2003 follow.

	Pension Benefits
	2005			2004			2003
(Dollars in thousands)	Qualified	Non- qualified	Total	Qualified	Non- qualified	Total	Qualified	Non- qualified	Total
Service cost	$7,320	$607	$7,927	$5,603	$618	$6,221	$4,563	$404	$4,967
Interest cost	11,276	161	11,437	10,528	386	10,914	9,993	314	10,307
Expected return on plan assets	(16,573)	—	(16,573)	(15,387)	—	(15,387)	(12,395)	—	(12,395)
Amortization of prior service cost	1,170	23	1,193	782	23	805	779	23	802
Recognized net actuarial (gain) loss	1,461	(185)	1,276	1,052	92	1,144	2,421	32	2,453
Amortization of transition asset	—	—	—	—	94	94	—	99	99
Net periodic benefit cost	$4,654	$606	$5,260	$2,578	$1,213	$3,791	$5,361	$872	$6,233

The components of net periodic benefit cost for the other post-retirement benefit plans for 2005, 2004 and 2003 follow.

	Other Benefits
(Dollars in thousands)	2005	2004	2003
Service cost	$390	$352	$205
Interest cost	904	1,028	854
Expected return on plan assets	—	—	—
Amortization of prior service cost	—	—	—
Recognized net actuarial loss	275	362	153
Amortization of transition asset	—	—	—
Net periodic benefit cost	$1,569	$1,742	$1,212

In May 2004, the FASB issued FSP FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which provides guidance on accounting for the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.  Bankshares has determined that certain benefits covered by its post-retirement plans are actuarially equivalent to Medicare Part D benefits.  The effects of the subsidy reduced the accumulated post-retirement benefit obligation by $1.2 million and net periodic benefit cost by $0.1 million.  The reduction in the projected net periodic benefit cost was recognized in Bankshares’ Statements of Consolidated Income in 2005.

There was no increase in the minimum liability included in other comprehensive income relating to pension benefits and other postretirement benefits for 2005 and 2004.

The weighted average assumptions used to determine the benefit obligation are shown in the following table.

	Pension Benefits		Other Benefits
As of December 31,	2005	2004	2005	2004
Discount rate	5.75%	5.75%	5.75%	5.75%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

The weighted average assumptions used to determine the net periodic benefit cost are shown in the following table.

	Pension Benefits		Other Benefits
As of December 31,	2005	2004	2005	2004
Discount rate	5.75%	6.25%	5.75%	6.25%
Expected long-term return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

In determining pension expense for the qualified pension plan, a long-term return on assets of 8% was assumed. This return consists of an average return of 10% on equity securities and 5% on debt securities.

Assumed health care cost trend rates are shown in the following table.

As of December 31,	2005	2004
Health care cost trend rate assumed for next year	10%	10%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2011	2010

For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2006 and assumed to decrease by 1% per annum until the annual rate reaches 5% and to remain level thereafter. This rate represents Bankshares’ portion of the annual rate of increase. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects.

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$106	$(92)
Effect on postretirement benefit obligation	1,061	(940)

Pension Plan Assets

Bankshares’ qualified pension plan weighted average asset allocations by category are as follows.

	Plan Assets at December 31,
Asset category	2005	2004
Equity securities	63%	66%
Debt securities	34	31
Cash	3	3
Total	100%	100%

The return objectives for the qualified pension plan are to (1) provide a growing and predictable income stream from year to year;

(2) achieve an annual return at least equal to the 8% actuarial assumption rate; (3) preserve the capital value of the pension plan; and (4) achieve growth of capital with comparable pension funds.

Asset allocation targets are between 30% to 50% in debt securities and 50% to 70% in equity securities. At December 31, 2005, assets of the qualified pension plan consisted of 63% equity securities, 34% debt securities, and 3% cash.

One final objective of the qualified pension plan is to maintain the fair value of plan assets greater than the plan benefit obligations. At December 31, 2005, the fair value of qualified plan assets was 101% of benefit obligations.

The qualified pension plan had no investments in Bankshares’ common stock as of December 31, 2005 and 2004.

Cash Flows

Generally, Bankshares makes contributions to the pension plan in amounts permitted under employee benefit and tax laws. Cash contributions are made after valuations have been finalized for the plan year and prior to the tax return filing date. Bankshares will make a contribution of $15.0 million in the first quarter of 2006.

The following benefit payments, which reflect expected future service, as appropriate, are to be paid.

	Pension Benefits
	Qualified	Non-qualified	Total	Other Benefits
2006	$9,481	$—	$9,481	$1,640
2007	9,988	427	10,415	1,617
2008	10,581	270	10,851	1,525
2009	11,245	140	11,385	1,555
2010	11,874	646	12,520	1,654
Years 2011-2015	70,452	5,022	75,474	7,276

15. STOCK PLANS

Bankshares adopted the cost recognition provisions of SFAS No. 123 in 1995 and has been expensing compensation cost related to options. Bankshares will be adopting SFAS No. 123(R) effective January 1, 2006 under the modified version of prospective application.

Omnibus Stock Plan (1989)

The Omnibus Stock Plan adopted in 1989 permitted the grant of stock options and other stock incentives to key employees of Bankshares and its affiliates. The 1989 Plan provided for the issuance of up to 2,902,500 shares of Bankshares authorized but unissued common stock. Options outstanding were granted at market value on the grant date and include both stock options which become exercisable cumulatively at the rate of 25.0% a year and those which are exercisable immediately on grant. If certain levels of earnings per share of Bankshares and net income of affiliates are not achieved, all or a portion of those options which become exercisable at the rate of 25.0% a year are forfeited and become available for future grants. All options will terminate 10 years from date of grant if not exercised. No further grants will be made under the 1989 Plan.

1999 Omnibus Stock Plan

The 1999 Omnibus Stock Plan permits the grant of stock options and other stock incentives, including restricted stock awards, to key employees of Bankshares and its affiliates. The 1999 Plan provides for the issuance of up to 4,500,000 shares (as adjusted for the stock split) of Bankshares authorized but unissued common stock. Options outstanding were granted at market value and include both performance-based and nonperformance-based options. Options become exercisable ratably over three or four years. If certain levels of earnings per share of Bankshares and net income of affiliates are not achieved, all or a portion of the performance-based options are forfeited and become available for future grants. All options will terminate 10 years from date of grant if not exercised. Restricted stock awards outstanding were granted at market value and vest ratably over three years or in total at the end of a specified three-year period. The number of shares of common stock that remain available for future grants under the Plan at December 31, 2005 is 1,330,094 shares.

The table below summarizes activity under the Omnibus Stock Plan and the 1999 Omnibus Stock Plan during the three years ended December 31, 2005.

			As of December 31,
	Options issued and outstanding	Weighted average exercise price	Options exercisable	Weighted average exercise price
Balance, December 31, 2002	1,954,634	$16.60
Granted	632,025	23.77
Options (at fair value) related to option plan of acquired bank	483,792	13.95
Terminated / forfeited	(304,217)	18.85
Exercised	(499,088)	12.93
Balance, December 31, 2003	2,267,146	18.54	1,348,559	$14.65
Granted	690,858	30.41
Terminated / forfeited	(69,233)	24.88
Exercised	(538,256)	12.72
Balance, December 31, 2004	2,350,515	23.18	1,153,838	18.11
Granted	436,538	34.15
Options (at fair value) related to option plan of acquired bank	208,146	8.93
Terminated / forfeited	(5,177)	10.08
Exercised	(330,782)	14.03
Balance, December 31, 2005	2,659,240	25.01	1,489,397	20.80

The following table provides selected information on stock options outstanding and exercisable at December 31, 2005.

	Options Outstanding			Options Exercisable
Exercise Prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted Average exercise price
$6.45 - $12.42	222,729	8.30	$8.38	222,729	$8.38
$13.13 - $17.16	498,201	4.43	16.28	498,201	16.28
$19.89 - $26.17	549,378	7.07	23.42	296,730	23.13
$28.43 - $34.15	1,388,932	8.17	31.43	471,737	29.97

The weighted average fair value of options granted during 2005, 2004 and 2003 was $6.36, $4.14 and $4.55, respectively. Compensation expense associated with the options granted and expected to vest for 2005, 2004 and 2003 was $2.4 million, $2.7 million and $2.0 million, respectively.

The weighted average fair value of options granted is estimated as of the grant date using the Black-Scholes option-pricing model. The following weighted average assumptions were used as inputs to the Black-Scholes model for grants in 2005, 2004 and 2003, respectively:

•                  Dividend yield of 2.69%, 2.92% and 3.37%

•                  Volatility of 21.85%, 22.32% and 26.20%

•                  Risk-free interest rate of 4.12%, 2.66% and 3.28%

•                  Expected term of 4.6, 3.0 and 5.4 years

The number of restricted stock awards granted in 2005, 2004 and 2003 was 86,592, 53,973 and 152,898, respectively. Total compensation expense associated with the restricted stock awards for 2005, 2004 and 2003 was $2.6 million, $2.2 million and $3.0 million, respectively. Compensation expense is recognized on a straight-line basis over a three-year vesting period. Due to the separation of personnel from IWM, restricted stock expense of $0.8 million was accelerated into the year 2003 that otherwise would have been recognized over future periods.

In 2004, the Compensation Committee of the Board of Directors approved a performance-based restricted stock program covering seven senior executive officers of Bankshares. The maximum potential annual award to any participant is restricted stock with a fair market value equal to 100% of such participant’s salary as of March 29, 2004. As of December 31, 2005, no awards had been made under this program.

Another form of stock-based compensation is phantom stock, which is used for a portion of Bankshares’ directors’ deferred compensation plan. A change in this plan was approved at the annual shareholders’ meeting and was effective April 1, 2004. This plan provides for the issuance of up to 667,500 shares of Bankshares’ authorized but unissued common stock. The Plan requires all deferred fees to be settled in Bankshares’ stock. The compensation cost for the phantom stock is included in other expenses.

Stock-based compensation amounts for 2005, 2004 and 2003 are summarized in the following table.

(Dollars in thousands)	2005	2004	2003
Stock options expense	$2,367	$2,676	$2,045
Restricted stock awards expense	2,638	2,191	2,986
Subtotal included in salaries expense	5,005	4,867	5,031

Phantom stock expense	310	74	1,581
Total stock-based compensation expense	$5,315	$4,941	$6,612

16. SEGMENT REPORTING

Operating segments as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” are components of an enterprise with separate financial information. The component engages in business activities from which it derives revenues and incurs expenses and the operating results of which management relies on for decision-making and performance assessment. Bankshares has two reportable segments – Banking and Investment and Wealth Management (“IWM”). The Banking segment is comprised of 11 affiliate banks. During 2005, the Private Banking Group of MSD&T was consolidated into the Private Banking Group of IWM. The segment results have been reclassified to conform to current presentation for comparability. Additionally, as loans and deposits are now being reflected in the IWM segment, a funds transfer-pricing model was utilized to match the duration of the funding and investment of the IWM segment assets and liabilities. The accounting policies of the segments are the same as those described in Note No. 1 (Significant Accounting Policies) of the financial statements. However, the segment data reflect intersegment transactions and balances.

The following tables present selected segment information for the years ended December 31, 2005, 2004 and 2003. The components in the “Other” column consist of amounts for the nonbank affiliates, unallocated corporate expenses and intercompany eliminations. Certain expense amounts such as operations overhead have been reclassified from internal financial reporting in order to provide for full cost absorption. These reclassifications are shown in the “Adjustments” line. The acquisitions of CBNV and Farmers are included in the “Banking” column, whereas Boyd Watterson and Peremel are included in the “IWM” column.

2005 (Dollars in thousands)	Banking	IWM	Other	Total
Net interest income	$609,758	$7,819	$(451)	$617,126
Provision for loan losses	(1,576)	—	—	(1,576)
Noninterest income	132,154	95,958	15,008	243,120
Noninterest expenses	(341,543)	(72,929)	(6,349)	(420,821)
Adjustments	17,610	(3,885)	(13,725)	—
Income (loss) before income taxes	416,403	26,963	(5,517)	437,849
Income tax (expense) benefit	(145,044)	(10,785)	(5,701)	(161,530)
Net income (loss)	$271,359	$16,178	$(11,218)	$276,319
Average loans	$10,876,592	$152,572	$387	$11,029,551
Average earning assets	13,917,161	152,572	(1,596)	14,068,137
Average assets	15,235,634	152,941	132,444	15,521,019
Average deposits	11,444,361	199,159	(229,765)	11,413,755
Average equity	1,891,834	34,354	170,229	2,096,417

2004 (Dollars in thousands)	Banking	IWM	Other	Total
Net interest income	$534,468	$10,172	$1,141	$545,781
Provision for loan losses	(7,221)	—	—	(7,221)
Noninterest income	114,477	90,516	8,936	213,929
Noninterest expenses	(318,706)	(69,575)	(3,677)	(391,958)
Adjustments	18,098	(3,603)	(14,495)	—
Income (loss) before income taxes	341,116	27,510	(8,095)	360,531
Income tax (expense) benefit	(120,253)	(11,004)	133	(131,124)
Net income (loss)	$220,863	$16,506	$(7,962)	$229,407
Average loans	$9,591,510	$127,739	$160	$9,719,409
Average earning assets	12,576,465	127,739	28,800	12,733,004
Average assets	13,413,992	127,949	451,030	13,992,971
Average deposits	10,323,349	175,096	(84,753)	10,413,692
Average equity	1,449,355	31,219	391,096	1,871,670

2003 (Dollars in thousands)	Banking	IWM	Other	Total
Net interest income	$469,704	$7,803	$(5,158)	$472,349
Provision for loan losses	(12,105)	—	—	(12,105)
Noninterest income	98,426	78,608	6,538	183,572
Noninterest expenses	(268,656)	(63,870)	(4,921)	(337,447)
Adjustments	9,941	(3,483)	(6,458)	—
Income (loss) before income taxes	297,310	19,058	(9,999)	306,369
Income tax (expense) benefit	(104,815)	(7,623)	2,883	(109,555)
Net income (loss)	$192,495	$11,435	$(7,116)	$196,814
Average loans	$7,969,464	$119,285	$233	$8,088,982
Average earning assets	10,966,978	119,285	11,225	11,097,488
Average assets	11,581,942	119,501	270,138	11,971,581
Average deposits	9,010,069	132,575	(150,790)	8,991,854
Average equity	1,280,643	28,834	187,668	1,497,145

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, “Disclosures about the Fair Value of Financial Instruments,” requires that we disclose estimated fair values for our financial instruments. This disclosure should be read in conjunction with the financial statements and Notes to Financial Statements in this Annual Report.

We base fair values on estimates or calculations using present value techniques when quoted market prices are not available. Because broadly traded markets do not exist for many of our financial instruments, we try to incorporate the current market conditions in the fair value calculation. These valuations are our estimates and are often based on current pricing policy, the characteristics of the financial instrument and other such factors. These calculations are subjective, involve uncertainties and rely on management judgment. There may be inherent weaknesses in any calculation technique and changes in underlying assumptions used, including discount rates and estimates of future cash flow that could significantly affect the results.

We have not included certain material items in our disclosure, such as the value of the long-term relationships with our deposit and wealth management customers, since these intangibles are not financial instruments. For all of these reasons, the total of the fair value calculations do not represent the underlying value of Bankshares.

The estimated fair values of Bankshares’ financial instruments at December 31, 2005 and 2004 were as follows:

	2005		2004
(Dollars in thousands)	Book Value	Fair Value	Book Value	Fair Value
Financial Assets
Loans held-for-sale	$26,263	$26,263	$11,000	$11,000
Loans	11,607,845	11,941,754	10,228,433	10,280,155
Nonmarketable investments	284,836	284,836	214,502	214,502

Financial Liabilities
Deposits	$12,077,350	$11,169,923	$10,799,199	$9,421,832
Long-term debt	742,163	736,858	690,955	718,995

The following methods and assumptions were used to estimate the fair value disclosures for financial instruments as of

December 31, 2005 and 2004:

Cash and Short-Term Investments

The amounts reported in the balance sheet approximate the fair values of these assets. Short-term investments include interest-bearing deposits in other banks and federal funds sold.

Investment Securities

Fair values of investment securities are based on quoted market prices and are reported in Note No. 3 (Investment Securities).

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

Loan commitments and letters of credit not included in the above table had contractual values of $4.8 billion and $540.6 million, respectively, at December 31, 2005, and $4.2 billion and $379.8 million, respectively, at December 31, 2004. These instruments generate ongoing fees at our current pricing levels. Since many of the commitments are expected to expire without being drawn upon, the total commitments do not necessarily represent future cash requirements. Unamortized fees on letters of credit totaled $1.9 million and $1.3 million at December 31, 2005 and 2004, respectively. Carrying cost estimates the fair value for these fees.

Nonmarketable Investments

There are generally restrictions on the sale and/or liquidation of nonmarketable securities. The carrying value of Federal Reserve Bank stock and Federal Home Loan Bank stock are carried at par, which approximates fair value. Private equity investments, hedge funds and the cash surrender value of BOLI are carried at fair value based on current market valuations.

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

Long-Term Debt

The fair value of long-term debt associated with interest rate swaps is based on quoted market prices. For all other long-term debt, fair value is estimated by discounting the future cash flows using estimates of rates currently available to Bankshares and its affiliates for debt with similar terms and remaining maturities.

Derivatives

Fair value for derivatives is determined based on the following:

•                  Position valuation - estimated by using pricing models that incorporate quoted market prices for swap rates and futures contracts, as well as market volatility, and assumes all counterparties have the same credit rating;

•                  Option valuation - estimated by using standard market models (such as modified Black-Scholes model on interest rate options), incorporating quoted market prices and volatilities.

The fair value of derivatives at December 31, 2005 and 2004 are reported in Note No. 18 (Derivative Instruments and Hedging Activities).

Limitations

The valuation techniques employed above involve uncertainties and are affected by assumptions used and by judgments regarding prepayments, credit risk, future loss experience, discount rates, cash flows and other factors. Therefore, derived fair values cannot be substantiated by comparison with independent markets or with other financial institutions. The reported fair values do not necessarily represent what Bankshares would realize in immediate sales or other dispositions. Changes in assumptions could significantly affect the reported fair values. The information presented is based on fair value calculations and market quotes as of December 31, 2005 and 2004. These amounts have not been updated since year-end; therefore, the valuation may have changed significantly since that time.

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

18. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Bankshares maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. Currently, derivative instruments that are used as part of the interest rate risk management strategy have been restricted to interest rate swaps. Interest rate swaps generally involve the exchange of fixed-rate and variable-rate interest payments between two parties, based on a common notional principal amount and maturity date. At December 31, 2005, Bankshares had interest rate swaps to convert a portion of its nonprepayable fixed-rate debt to floating-rate debt.

Bankshares also arranges interest rate swaps, caps and swaptions for commercial loan customers through its Capital Markets Group. Derivative transactions executed with loan customers are hedged by means of an offsetting derivative trade with a third party. In this way, Bankshares manages the market risk arising from capital markets-related derivative activity.

The fair value of derivative instruments is based on position and option valuations. The position valuation is estimated by using pricing models that incorporate quoted market prices for swap rates and futures contracts, as well as market volatility, and assumes all counterparties have the same credit rating. The option valuation is estimated by using standard market models (such as the modified Black-Sholes model on interest rate options), incorporating quoted market prices and volatilities. The fair value of derivative instruments relating to hedging activities recorded in other assets was $5.3 million (notional $345.5 million) and $7.1 million (notional $294.5 million) at December 31, 2005 and 2004, respectively. The fair value of derivative instruments relating to hedging activities recorded in other liabilities was $12.3 million (notional $609.1 million) and $6.8 million (notional $136.0 million) at December 31, 2005 and 2004, respectively.

Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded as other noninterest income in the results of operations. For all hedge relationships, ineffectiveness resulting from differences between the changes in fair values or cash flows of the hedged item and changes in fair value of the derivative are recognized as other noninterest income in the results of operations. The net interest settlement on derivatives designated as fair value or cash flow hedges is treated as an adjustment of the interest income or interest expense of the hedged assets or liabilities. The fair-value hedges of nonprepayable fixed-rate debt were effective for the reported periods and qualified for short-cut hedge accounting treatment. The impact of the hedges reduced interest expense $3.7 million and $10.2 million in 2005 and 2004, respectively.

The following tables summarize the gross position of derivatives relating to hedging activities at December 31, 2005 and 2004.

	December 31, 2005			December 31, 2004
(Dollars in thousands)	Notional or Contractual Amount	Credit Risk Amount (1)	Estimated Net Fair Value	Notional or Contractual Amount	Credit Risk Amount (1)	Estimated Net Fair Value
Asset/Liability Management Hedges
Interest Rate Contracts:
Swaps	$350,000	—	$(10,349)	$350,000	$6,297	$(143)

Customer Accommodations
Interest Rate Contracts:
Swaps	$592,934	$5,327	$3,462	$68,575	$684	$398
Swaptions/Caps Purchased	5,850	57	57	5,971	80	80
Swaptions/Caps Sold	5,850	—	(57)	5,971	—	(80)

(1) Credit risk amounts reflect the replacement cost for those contracts in a gain position in the event of nonperformance by all counterparties.

Mortgage loans held-for-sale have inherent forward contract (agreements to sell or purchase loans at a specific rate or yield) characteristics. Risk may arise from the corresponding parties’ inability to meet the terms of their contracts and from movement in interest rates. Bankshares has forward commitments to sell individual fixed-rate and variable-rate mortgage loans that are on its balance sheet at fair value or are approved, but not yet funded. The fair value of the forward contracts was $0.2 million at December 31, 2005 and ($1.2) million at December 31, 2004.

19. GOODWILL AND INTANGIBLE ASSETS

Goodwill totaled $670.0 million at December 31, 2005 and $507.8 million at December 31, 2004. During the second quarter of 2005, Bankshares recorded goodwill totaling $162.1 million in connection with the CBNV acquisition that increased the Banking segment’s goodwill to $630.2 million. See Note No. 2 (Business Combinations). The IWM segment goodwill was $39.8 million at December 31, 2005 and 2004.

The following table discloses the gross carrying amount and accumulated amortization of intangible assets subject to amortization at December 31, 2005 and December 31, 2004:

	December 31, 2005			December 31, 2004
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Core deposits	$54,509	$(20,790)	$33,719	$49,881	$(15,014)	$34,867
Mortgage servicing	2,902	(1,145)	1,757	1,370	(1,013)	357
Customer lists and other	17,843	(6,666)	11,177	17,010	(4,008)	13,002
Total	$75,254	$(28,601)	$46,653	$68,261	$(20,035)	$48,226

Accumulated amortization for total intangible assets was $28.6 million and $20.0 million at year-end 2005 and 2004, respectively. The projections of amortization expense shown for mortgage servicing rights are based on asset balances and the interest rate environment as of December 31, 2005. Future amortization expense may be significantly different depending on changes in the mortgage-servicing portfolio, mortgage interest rates and market conditions.

In connection with the CBNV acquisition, Bankshares recorded core deposit intangibles of $4.6 million. Core deposit intangibles are amortized based on estimated lives of nine years, mortgage-servicing intangibles are amortized based on estimated lives ranging from three to ten years and customer lists and other intangibles are amortized based on estimated lives ranging from four to fifteen years.

The following table shows the current period and estimated future amortization expense for amortized intangible assets.

(Dollars in thousands)	Core Deposits	Mortgage Servicing	Customer Lists and Other	Total
Year ended December 31, 2005	$5,777	$322	$2,674	$8,773

Estimate for years ended December 31,
2006	5,950	312	2,116	8,378
2007	5,747	264	2,039	8,050
2008	4,653	247	1,359	6,259
2009	4,502	247	624	5,373
2010	4,502	227	507	5,236

20. MERCANTILE BANKSHARES CORPORATION (PARENT CORPORATION ONLY) FINANCIAL INFORMATION

BALANCE SHEET

December 31,
(Dollars in thousands, except per share data)	2005	2004
ASSETS
Cash	$4,618	$2,502
Interest-bearing deposits with bank affiliates	237,000	176,000
Securities purchased under resale agreements with bank affiliates	93,054	86,630
Cash and cash equivalents	334,672	265,132
Investment in bank affiliates	1,975,302	1,776,209
Investment in bank-related affiliates	11,052	10,033
Loans and advances to affiliates	328,074	358,076
Investment securities available-for-sale	18,874	18,580
Building premises and equipment, net	12,717	13,629
Other assets	121,709	123,295
Total	$2,802,400	$2,564,954
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Commercial paper	$193,054	$216,630
Accounts payable and other liabilities	25,412	36,399
Long-term debt	389,212	394,242
Total liabilities	607,678	647,271
Shareholders’ Equity:
Preferred stock, no par value; authorized 2,000,000 shares; issued and outstanding - None
Common stock, $2 par value; authorized 130,000,000 shares;
Issued 82,165,414 shares in 2005 and 79,300,506 shares in 2004	164,331	158,601
Capital surplus	676,830	530,705
Retained earnings	1,386,405	1,231,102
Accumulated other comprehensive loss	(32,844)	(2,725)
Total shareholders’ equity	2,194,722	1,917,683
Total	$2,802,400	$2,564,954

STATEMENT OF INCOME

	(Dollars in thousands)
For the Years Ended December 31,	2005	2004	2003
INCOME
Dividends from bank affiliates	$172,885	$145,841	$309,980
Dividends from bank-related affiliates	150	767	863
Interest on interest-bearing deposits with bank affiliates	3,681	710	1,460
Interest on securities purchased under resale agreements with bank affiliates	1,393	362	526
Interest on loans to affiliates	15,660	13,685	5,920
Other income	13,951	9,467	6,215
Total income	207,720	170,832	324,964
EXPENSES
Interest on short-term borrowings	3,181	893	1,099
Interest on long-term debt	18,563	13,846	12,128
Other expenses	4,028	4,984	6,042
Total expenses	25,772	19,723	19,269
Income before income tax benefit and equity in undistributed net income of affiliates	181,948	151,109	305,695
Income tax expense (benefit)	2,427	1,807	(1,959)
	179,521	149,302	307,654
Equity in undistributed net income of:
Bank affiliates	95,779	79,637	(110,984)
Bank-related affiliates	1,019	468	144
NET INCOME	$276,319	$229,407	$196,814

STATEMENT OF CASH FLOWS

Increase (decrease) in cash and cash equivalents	(Dollars in thousands)
For the Years Ended December 31,	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$276,319	$229,407	$196,814
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of affiliates	(96,798)	(80,105)	110,840
Depreciation and amortization	2,810	102	—
Investment securities gains	—	(1,295)	(380)
Net (increase) decrease in other assets	834	(8,574)	(6,390)
Net increase (decrease) in liabilities:
Interest payable	618	478	3,377
Accrued expenses	2,638	2,831	2,424
Taxes payable	(13,537)	1,714	(1,615)
Net cash provided by operating activities	172,884	144,558	305,070
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in loans to affiliates	30,002	1,444	(299,115)
Proceeds from sales of investment securities available-for-sale	—	27,224	2,380
Purchases of investment securities available-for-sale	(247)	(25,933)	(14,995)
Capital expenditures	—	(13,629)	—
Investment in affiliates	(561)	63,074	(171,609)
Net cash provided by (used in) investing activities	29,194	52,180	(483,339)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in commercial paper	(23,576)	25,750	(67,888)
Proceeds from issuance of long-term debt	—	51,250	300,000
Repayment of long-term debt	—	—	(8,400)
Proceeds from issuance of shares	11,205	14,322	11,369
Repurchase of common shares	—	(44,110)	(212)
Dividends paid	(120,167)	(109,295)	(95,842)
Net cash (used in) provided by financing activities	(132,538)	(62,083)	139,027
Net increase (decrease) in cash and cash equivalents	69,540	134,655	(39,242)
Cash and cash equivalents at beginning of year	265,132	130,477	169,719
Cash and cash equivalents at end of year	$334,672	$265,132	$130,477

21. SUBSEQUENT EVENT

On January 10, 2006, Bankshares announced a three-for-two stock split on its common stock payable in the form of a stock dividend on January 27, 2006 to stockholders of record as of the close of business on January 20, 2006. In addition, the Board stated its intention to raise the annualized per share dividend rate, adjusted for the stock split, from $1.00 to $1.04. After the split, the indicated quarterly per share dividend rate will be $0.26 per share. Adjusted for the stock split, basic earnings per share for 2005, 2004 and 2003 were $2.28, $1.93 and $1.80, respectively. Adjusted for the stock split, diluted earnings per share for 2005, 2004 and 2003 were $2.26, $1.92 and $1.79, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There was no matter which is required to be disclosed in this Item 9 pursuant to the instructions contained in the form for this Report.

ITEM 9A. CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of our management including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2005, which is the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective.

There have been no changes in our internal controls over financial reporting in the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Management has issued its report on internal control over financial reporting as of December 31, 2005, which appears in Item 8 of this Report. The report of the Independent Registered Public Accounting firm on Management’s Report on Internal Control over Financial Reporting also appears in Item 8.

ITEM 9B. OTHER INFORMATION

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2005, but not reported.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Bankshares has adopted a code of ethics that applies to its chief executive officer, chief financial officer, and controller. The code of ethics is an exhibit to this Annual Report on Form 10-K. The text of the code is posted on Bankshares’ website at www.mercantile.com. Bankshares will provide to any person, without charge, upon request a copy of the code of ethics. Requests for a copy of the code of ethics can be made in writing to: Mercantile Bankshares Corporation, P.O. Box 1477, Baltimore, MD 21203, Attn: Investor Relations. Any future amendments to, or waivers from, the provisions of the code of ethics that require disclosure under applicable rules of the Securities and Exchange Commission will be disclosed in a current report on Form 8-K.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

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

(2)                                  Articles of Amendment effective June 6, 1969 (Incorporated by reference to Registrant’s Registration Statement on Form S-1, No. 2-39545, Exhibit 3-A(2)).

(3)                                  Articles Supplementary effective August 28, 1970 (Incorporated by reference to Registrant’s Registration Statement on Form S-1, No. 2-39545, Exhibit 3-A(3)).

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

B.                                     By-Laws of the Registrant, as amended to date (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 3.B, Commission File No. 0-5127).

(4)                                  Instruments defining the rights of security holders, including indentures.

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

(10)                            Material contracts

A.                                   Mercantile Bankshares Corporation and Affiliates Annual Incentive Compensation Plan, as amended and restated through March 12, 2002. (Incorporated by reference to Registrant’s Definitive Proxy Statement, filed March 22, 2003, Appendix A).

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

I.                                         Mercantile Bankshares Corporation Stock Retainer and Deferred Compensation Plan For Non-Employee Directors (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed May 16, 2005, Exhibit 10.1, Commission File No. 0-5127).

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

BB.                             F&M Bancorp 1999 Stock Option Plan for Non-Employee Directors (Incorporated by reference to Registrant’s Registration Statement on Form S-8, No. 333-108123, Exhibit 4.7).

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

NN.                           Amended and Restated Executive Employment Agreement dated June 14, 2005 by and among Registrant, Mercantile-Safe Deposit and Trust Company and Jay M. Wilson (Incorporated by reference to Registrant’s Form 8-K, filed June 17, 2005, Exhibit 10.1, Commission File No. 0-5127).

OO.                           Amended and Restated Executive Severance Agreement dated June 14, 2005 by and among Registrant, Mercantile-Safe Deposit and Trust Company and Jay M. Wilson (Incorporated by reference to Registrant’s Form 8-K, filed June 17, 2005, Exhibit 10-2, Commission File No. 0-5127).

PP.                               Lease Agreement by and between MBC Realty, LLC and Mercantile-Safe Deposit and Trust Company dated as of November 19, 2004 and effective as of December 13, 2005 (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004, Exhibit 10.PP, Commission File No. 0-5123).

QQ.                           Membership Interests Purchase Agreement (MBC Realty, LLC) by and between Registrant and Harbor Group International L.L.C. dated as of October 20, 2004 (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004, Exhibit 10.QQ, Commission File No. 0-5123).

RR.                             First Amendment to Membership Interests Purchase Agreement (MBC Realty, LLC) by and between Registrant and Harbor Group, International, L.L.C. dated as of November 18, 2004 (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004, Exhibit 10.RR, Commission File No. 0-5123).

SS.                               Form of Option Agreement for grants made under the Mercantile Bankshares Corporation 1999 Omnibus Stock Plan (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004, Exhibit 10.SS, Commission File No. 0-5123).

TT.                             Form of Restricted Stock Award Agreement for grants made under the Mercantile Bankshares Corporation 1999 Omnibus Stock Plan (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004, Exhibit 10.TT, Commission File No. 0-5123).

UU.                           Mercantile Bankshares Corporation 2004 Restricted Stock Program, as amended (Filed herewith).

VV.                             Executive Severance Agreement effective as of November 5, 2003 by and between Registrant and Alexander T. Mason (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004, Exhibit 10.VV, Commission File No. 0-5123).

WW.                   Executive Severance Agreement effective as of August 15, 2002 by and between Registrant and Kevin A. McCreadie (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004, Exhibit 10.WW, Commission File No. 0-5123).

XX.                           Executive Employment Agreement effective as of August 15, 2002 by and among Registrant, Mercantile Capital Advisors, Inc. and Kevin A. McCreadie (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004, Exhibit 10.XX, Commission File No. 0-5123).

YY.                             Mercantile Bankshares Corporation Deferred Compensation Plan (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed March 14, 2005, Exhibit 10.1, Commission File No. 0-5127).

(14)                            Code of Business Conduct and Ethics (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed December 16, 2005, Exhibit 99.1, Commission File No. 0-5127).

(21)                            Subsidiaries of the Registrant (filed herewith).

(23)                            Consent of Independent Accountants (filed herewith).

(24)                            Power of Attorney dated March 10, 2006 (filed herewith).

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

Consolidated Financial Statements and related notes are included in Item 8 of this Annual Report on Form 10-K, as follows:

Consolidated Balance Sheets, December 31, 2005 and 2004

Statements of Consolidated Income for the years ended December 31, 2005, 2004, and 2003

Statements of Consolidated Cash Flows for the years ended December 31, 2005, 2004 and 2003

Statements of Changes in Consolidated Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCANTILE BANKSHARES CORPORATION

By:	/s/ Edward J. Kelly, III	March 10, 2006
Edward J. Kelly, III
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Principal Executive Officer

/s/ Edward J. Kelly, III	March 10, 2006
Edward J. Kelly, III
Chairman, President and Chief Executive Officer

Principal Financial Officer

/s/ Terry L. Troupe	March 10, 2006
Terry L. Troupe
Executive Vice President and Chief Financial Officer

Principal Accounting Officer

/s/ William T. Skinner, Jr.	March 10, 2006
William T. Skinner, Jr.
Controller

A majority of the Board of Directors:

Cynthia A. Archer, Richard O. Berndt, Howard B. Bowen, R. Carl Bowen, William R. Brody, Eddie C. Brown, George L. Bunting, Jr., Anthony W. Deering, Darrell D. Friedman, Freeman A. Hrabowski III, Robert A. Kinsley, Alexander T. Mason, Jenny G. Morgan, Morton P. Plant, Christian H. Poindexter, Clayton S. Rose, James L. Shea, Donald J. Shepard and Jay M. Wilson.

By:	/s/ Edward J. Kelly, III	March 10, 2006
Edward J. Kelly, III
For Himself and as Attorney-in-Fact