Form 10-Q
period 2006-03-31
MERCANTILE BANKSHARES CORP
filed 2006-05-09
CIK 64908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated file” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of April 28, 2006, 123,214,689 shares of registrant’s Common Stock, $2 par value per share, were outstanding.

MERCANTILE BANKSHARES CORPORATION

Quarterly Report on Form 10-Q

March 31, 2006

Table of Contents

Part I
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

Part II - Other Information
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 6. Exhibits

Signatures

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MERCANTILE BANKSHARES CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,	March 31,
(Dollars in thousands, except per share data)	2006	2005	2005
ASSETS
Cash and due from banks	$317,376	$369,536	$304,969
Interest-bearing deposits in other banks	200	200	158
Federal funds sold	292,905	25,104	26,901
Total cash and cash equivalents	610,481	394,840	332,028
Trading account securities at fair value	8,000	—	—
Investment securities available-for-sale (Note 4)	3,119,562	3,089,628	2,807,721
Investment securities held-to-maturity (Note 4) - fair value of $16,858 (March 2006), $17,181 (December 2005) and $20,371 (March 2005)	16,448	16,659	19,704
Total investment securities	3,136,010	3,106,287	2,827,425
Loans held-for-sale	850	26,263	24,341
Loans:
Commercial	2,899,242	2,957,301	2,854,186
Commercial real estate	3,675,692	3,703,297	3,180,853
Construction	1,740,413	1,607,095	1,347,365
Residential real estate	1,856,250	1,802,373	1,735,492
Home equity lines	487,586	505,508	493,074
Consumer	1,036,985	1,032,271	802,252
Total loans	11,696,168	11,607,845	10,413,222
Less: allowance for loan losses	(141,874)	(156,673)	(149,017)
Loans, net	11,554,294	11,451,172	10,264,205
Bank premises and equipment, less accumulated depreciation of $145,098 (March 2006), $146,585 (December 2005) and $144,515 (March 2005)	137,713	137,419	141,135
Other real estate owned, net	713	667	145
Goodwill, net	678,918	670,028	507,791
Other intangible assets, net (Note 8)	44,461	46,653	46,122
Other assets	611,787	588,400	484,641
Total assets	$16,783,227	$16,421,729	$14,627,833
COMMITMENTS and CONTINGENCIES (Note 7)
LIABILITIES
Deposits:
Noninterest-bearing deposits	$3,385,892	$3,324,650	$3,098,666
Interest-bearing deposits	9,187,664	8,752,700	7,872,610
Total deposits	12,573,556	12,077,350	10,971,276
Short-term borrowings	1,057,015	1,237,714	856,963
Accrued expenses and other liabilities	222,031	169,780	179,747
Long-term debt	701,706	742,163	681,331
Total liabilities	14,554,308	14,227,007	12,689,317
SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized 2,000,000 shares; issued and outstanding - None
Common stock, $2 par value; authorized 130,000,000 shares; issued shares - 123,474,125 (March 2006), 123,248,121 (December 2005) and 119,228,780 (March 2005); restricted shares – 330,148 (March 2006), 249,090 (December 2005) and 253,395 (March 2005)	246,947	164,331	158,972
Capital surplus	595,813	676,830	538,075
Retained earnings	1,428,288	1,386,405	1,264,634
Accumulated other comprehensive income (loss)	(42,129)	(32,844)	(23,165)
Total shareholders’ equity	2,228,919	2,194,722	1,938,516
Total liabilities and shareholders’ equity	$16,783,227	$16,421,729	$14,627,833

See notes to consolidated financial statements

MERCANTILE BANKSHARES CORPORATION

STATEMENTS OF CONSOLIDATED INCOME

	For the 3 months ended
	March 31,
(Dollars in thousands, except per share data)	2006	2005
INTEREST INCOME
Interest and fees on loans	$196,055	$152,544
Interest and dividends on investment securities:
Taxable interest income	29,795	24,992
Tax-exempt interest income	778	721
Other investment income	627	644
Total interest and dividends on investment securities	31,200	26,357
Other interest income	658	344
Total interest income	227,913	179,245
INTEREST EXPENSE
Interest on deposits	49,243	25,305
Interest on short-term borrowings	11,023	4,042
Interest on long-term debt	9,334	6,815
Total interest expense	69,600	36,162
NET INTEREST INCOME	158,313	143,083
Provision for credit losses	—	756
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	158,313	142,327
NONINTEREST INCOME
Investment and wealth management	26,121	24,057
Service charges on deposit accounts	10,292	10,426
Mortgage banking related fees	2,210	2,283
Investment securities gains and (losses)	(13)	414
Nonmarketable investments	6,269	5,271
Other income	15,727	15,418
Total noninterest income	60,606	57,869
NONINTEREST EXPENSES
Salaries	49,099	46,554
Employee benefits	14,735	11,897
Net occupancy expense of bank premises	7,771	6,922
Furniture and equipment expenses	8,305	7,279
Communications and supplies	3,818	4,040
Other expenses	22,987	23,461
Total noninterest expenses	106,715	100,153
Income before income taxes	112,204	100,043
Applicable income taxes	41,445	37,416
NET INCOME	$70,759	$62,627
NET INCOME PER SHARE OF COMMON STOCK (Note 3):
Basic	$0.58	$0.53
Diluted	$0.57	$0.52
DIVIDENDS PAID PER COMMON SHARE	$0.26	$0.23

See notes to consolidated financial statements

MERCANTILE BANKSHARES CORPORATION

STATEMENTS OF CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY

For the 3 months ended March 31, 2006 and 2005

					Accumulated Other
		Common	Capital	Retained	Comprehensive
(Dollars in thousands, except per share data)	Total	Stock	Surplus	Earnings	Income (Loss)
BALANCE, DECEMBER 31, 2004	$1,917,683	$158,601	$530,705	$1,231,102	$(2,725)
Net income	62,627			62,627
Unrealized gains (losses) on securities available-for-sale, net of reclassification adjustment, net of taxes	(20,440)				(20,440)
Comprehensive income	42,187
Cash dividends paid:
Common stock ($0.23 per share)	(27,750)			(27,750)
Issuance of 26,355 shares for dividend reinvestment and stock purchase plan	1,278	53	1,225
Issuance of 5,441 shares for employee stock purchase dividend reinvestment plan	273	11	262
Issuance of 115,703 shares for employee stock option plan	1,519	231	1,288
Directors’ deferred compensation plan:
Issuance of 884 shares	—	2	(2)
Contribution	202		202
Dividend	—		60	(60)
Restricted stock awards
Issuance of 36,964 shares	1,890	74	1,816
Deferred compensation	(1,938)			(1,938)
Amortization	653			653
Vested stock options	2,519	—	2,519	—	—
BALANCE, MARCH 31, 2005	$1,938,516	$158,972	$538,075	$1,264,634	$(23,165)
BALANCE, DECEMBER 31, 2005	$2,194,722	$164,331	$676,830	$1,386,405	$(32,844)
Net income	70,759			70,759
Unrealized gains (losses) on securities available-for-sale, net of reclassification adjustment, net of taxes	(9,285)				(9,285)
Comprehensive income	61,474
Cash dividends paid:
Common stock ($0.26 per share)	(32,006)			(32,006)
Issuance of 41,898 shares for dividend reinvestment and stock purchase plan	1,539	84	1,455
Issuance of 7,155 shares for employee stock purchase dividend reinvestment plan	293	14	279
Issuance of 44,319 shares for employee stock option plan	972	88	884
Directors’ deferred compensation plan:
Issuance of 3,924 shares	137	8	129
Contribution	201		201
Dividend			76	(76)
Nonvested stock awards
Issuance of 129,959 shares		259	(259)
Repurchase of 3,371 shares for tax settlement	(129)	(7)	(122)
Expense	1,065		1,065
Vested stock options	817		817
Adjustment for adoption of SFAS No. 123(R)			(3,206)	3,206
Issuance of 41,084,826 shares for a 3 for 2 stock split	(166)	82,170	(82,336)	—	—
BALANCE, MARCH 31, 2006	$2,228,919	$246,947	$595,813	$1,428,288	$(42,129)

MERCANTILE BANKSHARES CORPORATION

STATEMENTS OF CONSOLIDATED CASH FLOWS

Increase (decrease) in cash and cash equivalents	For the 3 months ended March 31,
(Dollars in thousands)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$70,759	$62,627
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	—	756
Depreciation	3,860	3,714
Amortization of other intangible assets	2,325	2,072
Tax benefit from the issuance of stock-based awards	91	—
Write-downs of other real estate owned	—	1
Gains on sales of other real estate owned	—	(125)
(Gains) losses on sales of investments securities	13	(414)
Gains on sales of premises	(79)	(1,147)
Loans held-for-sale	25,124	(13,341)
Net (increase) decrease in assets:
Interest receivable	(5,368)	(5,796)
Nonmarketable investments	(5,654)	(3,132)
Other assets	3,790	(6,252)
Net increase (decrease) in liabilities:
Interest payable	9,814	8,268
Other liabilities	13,781	44,410
Net cash provided by operating activities	118,456	91,641
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held-to-maturity	211	472
Proceeds from maturities of investment securities available-for-sale	246,420	219,959
Proceeds from sales of investment securities available-for-sale	599	15,997
Purchases of investment securities available-for-sale	(291,786)	(167,201)
Purchases of investment securities held-for-trading	(8,000)	—
Net increase in customer loans	(88,307)	(185,665)
Proceeds from sales of other real estate owned	—	191
Capital expenditures	(4,448)	(5,619)
Proceeds from sales of premises	321	2,075
Business acquisition contingent consideration payment	(8,806)	—
Purchase of nonmarketable investments	(3,873)	(1,458)
Net cash used in investing activities	(157,669)	(121,249)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	61,242	49,635
Net increase in interest-bearing deposits	435,203	122,442
Net decrease in short-term borrowings	(180,699)	(30,894)
Repayment of long-term debt	(32,446)	(1)
Tax benefit from the issuance of stock-based awards	765	—
Excess tax benefit related to stock-based awards	120	—
Proceeds from issuance of shares	2,804	3,070
Repurchase of common shares	(129)	—
Dividends paid	(32,006)	(27,750)
Net cash provided by financing activities	254,854	116,502
Net increase in cash and cash equivalents	215,641	86,894
Cash and cash equivalents at beginning of period	394,840	245,134
Cash and cash equivalents at end of period	$610,481	$332,028
SUPPLEMENTAL INFORMATION
Cash payments for interest	$59,786	$27,891
Cash payments for income taxes	200	13,226

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

2. Business Combinations / Restructuring

The following provides information concerning acquisitions and restructurings. Acquisitions were accounted for as purchases with the results of their operations subsequent to the acquisition date to be included in Bankshares’ Statements of Consolidated Income.

On March 27, 2006, Bankshares signed a definitive merger agreement with James Monroe Bancorp, Inc. (“James Monroe”). The acquisition of this Arlington, Virginia-based commercial bank is expected to be completed in the third quarter of 2006. Under the terms of the agreement, shareholders of James Monroe will be entitled to elect to receive either cash in the amount of $23.50 for each share, or .6033 shares of Bankshares common stock for each share of James Monroe common stock they hold, so long as at least 50% but not more than 66% of the total consideration is paid in Bankshares stock. Bankshares’ acquisition of James Monroe is estimated to add $530 million in total assets, $378 million in gross loans, $471 million in total deposits (based on December 31, 2005 financial information), and six full-service branches and a loan production office located in the affluent, fast-growing markets of Northern Virginia and suburban Washington, D.C. The merger is subject to the approval of James Monroe shareholders and Federal and State banking authorities. For additional information, see the Form 8-K filed in connection with the merger on March 27, 2006.

On May 18, 2005, Bankshares completed its acquisition of Community Bank of Northern Virginia (“CBNV”), a bank headquartered in Sterling, Virginia, which was merged into Mercantile-Safe Deposit & Trust Company. The total consideration paid to CBNV shareholders in connection with the acquisition was $82.9 million in cash and 3.7 million shares of Bankshares’ common stock.

The transaction resulted in total assets acquired as of May 18, 2005 of $888.2 million, including $671.0 million of loans and leases; liabilities assumed were $842.3 million, including $626.9 million of deposits. Additionally, Bankshares recorded $162.1 million of goodwill and $4.6 million of core deposit intangibles. Bankshares expensed no merger-related costs for the three-month period ended March 31, 2006 and has expensed $1.3 million since the inception of the merger.

3. Earnings per Share

Basic earnings per share (“EPS”) are computed by dividing income available to common shareholders by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of stock options, restricted stock awards, restricted stock units and vested directors’ deferred compensation plan shares. The following tables provide reconciliation between the computation of basic EPS and diluted EPS for the three months ended March 31, 2006 and 2005, respectively.

	For the 3 months ended March 31,
	Net	Weighted Average
2006 (In thousands, except per share data)	Income	Common Shares	EPS
Basic EPS	$70,759	123,043	$0.58
Dilutive effect of:
Stock options and restricted stock awards		962
Vested directors’ deferred compensation plan shares		289
Diluted EPS	$70,759	124,294	$0.57

	For the 3 months ended March 31,
	Net	Weighted Average
2005(In thousands, except per share data)	Income	Common Shares	EPS
Basic EPS	$62,627	118,842	$0.53
Dilutive effect of:
Stock options and restricted stock awards		719
Vested directors’ deferred compensation plan shares		252
Diluted EPS	$62,627	119,813	$0.52

Antidilutive options and awards excluded from the computation of diluted earnings per share were 22,120 and 174,848 for the three months ended March 31, 2006 and 2005, respectively.

4. Investment Securities

At March 31, 2006 and December 31, 2005, securities with an amortized cost of $1.4 billion and $1.3 billion, respectively, were pledged as collateral for certain deposits as required by regulatory guidelines. The following table shows amortized cost and fair value of investment securities at March 31, 2006 and December 31, 2005.

	March 31, 2006				December 31, 2005
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Investment securities held-to-maturity States and political subdivisions	$16,448	$432	$22	$16,858	$16,659	$541	$19	$17,181

Investment securities available-for-sale
U.S. Treasury	$440,906	$—	$4,181	$436,725	$434,893	$223	$3,080	$432,036
U.S. Government agencies	1,007,940	—	13,736	994,204	992,040	29	12,761	979,308
States and political subdivisions	66,272	118	329	66,061	70,017	306	188	70,135
Mortgage-backed securities	1,607,610	409	49,327	1,558,692	1,581,845	685	38,269	1,544,261
Other bonds, notes and debentures	19,899	—	209	19,690	19,083	—	215	18,868
Total bonds	3,142,627	527	67,782	3,075,372	3,097,878	1,243	54,513	3,044,608
Other investments	43,983	1,132	925	44,190	43,980	1,236	196	45,020
Total	$3,186,610	$1,659	$68,707	$3,119,562	$3,141,858	$2,479	$54,709	$3,089,628

The following table shows the unrealized gross losses and fair value of securities in the securities available-for-sale portfolio at March 31, 2006, by length of time that individual securities in each category have been in a continuous loss position.

	Less than 12 Months		12 months or more		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value	Losses	Value

U.S. Treasury	$2,046	$321,680	$2,135	$115,045	$4,181	$436,725
U.S. Government agencies	4,153	458,127	9,583	536,077	13,736	994,204
States and political subdivisions	281	58,482	48	7,579	329	66,061
Mortgage-backed securities	23,781	643,646	25,546	915,046	49,327	1,558,692
Other bonds, notes and debentures	16	3,962	193	15,728	209	19,690
Total bonds	30,277	1,485,897	37,505	1,589,475	67,782	3,075,372
Other investments	925	44,190	—	—	925	44,190

Total	$31,202	$1,530,087	$37,505	$1,589,475	$68,707	$3,119,562

At March 31, 2006, there were $1.6 billion of individual securities that had unrealized losses for a period greater than 12 months. At March 31, 2006, these securities had an unrealized loss of $37.5 million of which 68.1% were mortgage-backed securities. Management has assessed the impairment of these securities and determined that the impairment is temporary. All principal and interest payments on available-for-sale debt securities in an unrealized loss position for greater than 12 months are expected to be collected given the high credit quality of the U.S. government agency debt securities and Bankshares’ ability and intent to hold the securities until the value recovers or they mature.

5. Allowance for Loan Losses and Reserve for Unfunded Commitments

During the first quarter of 2006, Bankshares refined the model used for determining certain components of the allowance for loan losses. The model refinement did not have a material impact on Bankshares’ recorded allowance for loan losses. Additionally, Bankshares reclassified a portion of the allowance for loan losses to a reserve for unfunded lending commitments reflected in other liabilities in the consolidated balance sheet. As a result of the refinement of the modeling process for the allowance for loan losses, Bankshares was able specifically to identify risk inherent in unfunded commitments and make the reclassification noted above. As no model data existed for previous years, prior period data has not been reclassified for comparability.

The allowance for loan losses and reserve for unfunded commitments is presented below.

	For the 3 months ended March 31,
(Dollars in thousands)	2006	2005
Allowance for Loan Losses
Balance, beginning of period	$156,673	$149,002
Provision for credit losses	(990)	756
Transfer to reserve for unfunded commitments	(13,968)	—
Total	141,715	149,758
Charge-offs	(1,378)	(1,942)
Recoveries	1,537	1,201
Net recoveries (charge-offs)	159	(741)
Balance, end of period	$141,874	$149,017

Reserve for Unfunded Commitments
Balance, beginning of period	$—	$—
Provision for credit losses	990	—
Transfer from allowance for loan losses	13,968	—
Balance, end of period	$14,958	$—

6. Impaired Loans

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

Under Statements of Financial Accounting Standards (SFAS) Nos. 114 and 118, “Accounting by Creditors for Impairment of a Loan-an amendment of FASB Statements Nos. 5 and 15,” a loan is considered impaired, based on current information and events, if it is probable that Bankshares will not collect all principal and interest payments according to the contractual terms of the loan agreement. The impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the repayment is expected to be provided predominantly by the underlying collateral. Information with respect to impaired loans and the related valuation allowance (if the measure of the impaired loan is less than the recorded investment) at March 31, 2006, December 31, 2005 and March 31, 2005 is shown below. See Annual Report on Form 10-K for more detail.

	March 31,	December 31,	March 31,
(Dollars in thousands)	2006	2005	2005
Impaired loans with a specific valuation allowance	$3,680	$11,512	$17,188
All other impaired loans	17,082	9,086	11,592
Total impaired loans	$20,762	$20,598	$28,780

Specific allowance for loan losses applicable to impaired loans	$2,108	$4,150	$10,437
General allowance for loan losses applicable to other than impaired loans	139,766	152,523	138,580
Total allowance for loan losses	$141,874	$156,673	$149,017

Year-to-date interest income on impaired loans recorded on the cash basis	$35	$128	$23
Year-to-date average recorded investment in impaired loans during the period	$20,762	$26,703	$28,780
Quarter-to-date interest income on impaired loans recorded on the cash basis	$35	$14	$23
Quarter-to-date average recorded investment in impaired loans during the period	$20,762	$20,598	$28,780

Note:  Impaired loans do not include large groups of smaller balance homogeneous loans that are evaluated collectively for impairment (e.g., residential mortgages and consumer installment loans). The allowance for loan losses related to these loans is included in the general allowance for loan losses applicable to other than impaired loans.

On May 18, 2005, Bankshares acquired, as part of the CBNV acquisition, two commercial real estate loans totaling $4.9 million that were within the scope of American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.”  One of the loans was subsequently paid in full and the remaining loan is deemed to be immaterial for purposes of the required disclosures.

7. Commitments and Contingencies

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit were $4.9 billion at March 31, 2006, $4.8 billion at December 31, 2005, and $4.4 billion at March 31, 2005.

Letters of credit are commitments issued to guarantee the performance of a customer to a third party. Outstanding letters of credit were $530.8 million at March 31, 2006, $540.6 million at December 31, 2005 and $401.7 million at March 31, 2005. Fees received for issuing letters of credit are deferred and amortized over the life of the commitment. The unamortized fees on letters of credit at March 31, 2006, December 31, 2005, and March 31, 2005 had a carrying value of $1.7 million, $1.9 million and $1.4 million, respectively.

One of Bankshares’ mortgage banking subsidiaries is a Fannie Mae Delegated Underwriting and Servicing lender, and has a loss sharing arrangement for loans originated on behalf of and sold to Fannie Mae. The unamortized principal balance of the underlying loans totaled $253.4 million, $249.8 million and $220.9 million at March 31, 2006, December 31, 2005 and March 31, 2005, respectively. The loss reserve for potential losses on loans originated and sold in the secondary market was $67.9 thousand at March 31, 2006 and $60.7 thousand at December 31, 2005. The mortgage subsidiary also has originated and sold loans with recourse in the event of foreclosure on the underlying real estate. The unamortized amount of principal balance of loans sold with recourse totaled $1.1 million at March 31, 2006, $1.3 million at December 31, 2005 and $1.6 million at March 31, 2005. These mortgages are generally in good standing and are well collateralized; no loss has ensued and no future loss is expected.

Bankshares has committed to invest funds in third-party private equity investments. At March 31, 2006, December 31, 2005 and March 31, 2005, $27.0 million, $26.6 million and $32.5 million, respectively, remained unfunded.

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

8. Goodwill and Other Intangible Assets

Goodwill totaled $678.9 million at March 31, 2006 and $670.0 million at December 31, 2005. In 2005, Bankshares recorded $162.1 million in goodwill in connection with the CBNV acquisition that increased the Banking segment’s goodwill to $630.2 million. The IWM segment’s goodwill was $48.6 million at March 31, 2006 and $39.8 at December 31, 2005. The increase in goodwill, during the quarter, is related to the payment of $8.8 million in contingent consideration to the management of Boyd Watterson Asset Management as they met the performance conditions outlined in the merger agreement.

The following table discloses the gross carrying amount and accumulated amortization of intangible assets subject to amortization at March 31, 2006 and December 31, 2005.

	March 31, 2006			December 31, 2005
(Dollars in thousands)	Gross carrying amount	Accumulated amortization	Net amount	Gross carrying amount	Accumulated amortization	Net amount
Core deposits	$54,509	$(22,277)	$32,232	$54,509	$(20,790)	$33,719
Mortgage servicing	2,967	(1,166)	1,801	2,902	(1,145)	1,757
Customer lists and other	17,845	(7,417)	10,428	17,845	(6,668)	11,177
Total	$75,321	$(30,860)	$44,461	$75,256	$(28,603)	$46,653

In connection with the CBNV acquisition, Bankshares recorded $4.6 million in core deposit intangibles. The core deposit intangible from CBNV is amortized over a weighted average remaining useful life of nine years on a straight-line basis.

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

The following table shows the current period and estimated future amortization expense for amortized intangible assets. The projections of amortization expense shown for mortgage servicing rights are based on asset balances and the interest rate environment as of March 31, 2006. Future amortization expense may be significantly different depending upon changes in the mortgage-servicing portfolio, mortgage interest rates and market conditions.

				Customer
		Core	Mortgage	lists
(Dollars in thousands)		deposits	servicing	and other	Total
Three months ended March 31, 2006 (actual)		$1,487	$89	$749	$2,325
Nine months ended December 31, 2006 (estimated)		4,463	233	1,866	6,562
Twelve months ended December 31, 2006 (estimated)		$5,950	$322	$2,615	$8,887

Estimate for year ended December 31,	2007	$5,747	$278	$2,533	$8,558
	2008	4,653	261	1,637	6,551
	2009	4,502	261	641	5,404
	2010	4,502	241	505	5,248

9. Comprehensive Income

The following table summarizes the market value change and related tax effect of unrealized gains (losses) on securities available-for-sale for the quarters ended March 31, 2006 and 2005, respectively. The total comprehensive income is included in the Statements of Changes in Consolidated Shareholders’ Equity.

	For the 3 months ended March 31,
	2006			2005
	Pretax	Tax	Net	Pretax	Tax	Net
(Dollars in thousands)	Amount	Benefit	Amount	Amount	Benefit	Amount
Net Income			$70,759			$62,627
Other comprehensive income
Unrealized holding (losses) gains arising during the period	(14,806)	5,529	(9,277)	(32,221)	12,031	(20,190)
Reclassification adjustment for (gains) losses included in net income	(13)	5	(8)	(414)	164	(250)
Total other comprehensive income	(14,819)	5,534	(9,285)	(32,635)	12,195	(20,440)
Total comprehensive income			$61,474			$42,187

10. Capital Adequacy

Bankshares and its bank affiliates are subject to various regulatory capital adequacy requirements administered by federal and state banking agencies. These requirements include maintaining certain capital ratios above minimum levels. These capital ratios include Tier I Capital and Total Risk-Based Capital as percentages of net risk-weighted assets and Tier I Capital as a percentage of adjusted average total assets (leverage ratio). The minimum ratios for capital adequacy purposes are 4.00%, 8.00% and 4.00%, for the Tier I Capital, Total Capital and Leverage Ratios, respectively. To be categorized as well capitalized, a bank must maintain minimum ratios of 6.00%, 10.00% and 5.00%, for its Tier I Capital, Total Capital and Leverage Ratios, respectively. As of March 31, 2006, Bankshares and each of its bank affiliates exceeded all capital adequacy requirements to be considered well capitalized.

Actual capital amounts and ratios are presented in the following table for Bankshares and its affiliates.

March 31, 2006 (Dollars in thousands)	Tier I Capital	Total Risk-Based Capital	Net Risk- Weighted Assets	Adjusted Average Total Assets	Tier I Capital Ratio	Total Capital Ratio	Leverage Ratio
Bankshares	$1,554,465	$2,007,694	$12,943,856	$15,638,122	12.01%	15.51%	9.94%
Annapolis Banking & Trust	43,750	50,986	333,636	480,975	13.11	15.28	9.10
Citizens National Bank	105,113	153,331	1,147,768	1,295,059	9.16	13.36	8.12
Farmers & Mechanics Bank	165,181	226,141	1,344,649	1,694,947	12.28	16.82	9.75
Marshall National Bank & Trust	13,066	19,643	135,944	171,398	9.61	14.45	7.62
Mercantile County Bank	78,840	117,345	727,945	938,636	10.83	16.12	8.40
Mercantile Eastern Shore Bank	52,596	83,692	453,498	587,731	11.60	18.45	8.95
Mercantile Peninsula Bank	144,076	217,188	1,391,524	1,708,838	10.35	15.61	8.43
Mercantile-Safe Deposit & Trust Company	523,168	637,882	5,788,861	6,922,042	9.04	11.02	7.56
Mercantile Southern Maryland Bank	94,802	131,567	652,702	949,650	14.52	20.16	9.98
National Bank of Fredericksburg	37,762	48,846	370,932	458,858	10.18	13.17	8.23
Westminster Union Bank	67,911	99,024	512,659	813,006	13.25	19.32	8.35

December 31, 2005 (Dollars in thousands)	Tier I Capital	Total Risk-Based Capital	Net Risk- Weighted Assets	Adjusted Average Total Assets	Tier I Capital Ratio	Total Capital Ratio	Leverage Ratio
Bankshares	$1,518,454	$1,975,313	$12,848,926	$15,471,385	11.82%	15.37%	9.81%
Annapolis Banking & Trust	43,148	50,382	331,167	484,567	13.03	15.21	8.90
Citizens National Bank	103,600	151,903	1,139,217	1,281,737	9.09	13.33	8.08
Farmers & Mechanics Bank	164,489	225,553	1,341,615	1,700,721	12.26	16.81	9.67
Marshall National Bank & Trust	12,661	19,235	132,110	164,212	9.58	14.56	7.71
Mercantile County Bank	77,489	116,005	728,884	916,864	10.63	15.92	8.45
Mercantile Eastern Shore Bank	52,538	83,614	451,831	575,426	11.63	18.51	9.13
Mercantile Peninsula Bank	141,149	214,251	1,336,315	1,677,958	10.56	16.03	8.41
Mercantile-Safe Deposit & Trust Company	509,252	624,036	5,795,437	6,721,535	8.79	10.77	7.58
Mercantile Southern Maryland Bank	94,717	131,461	620,898	954,636	15.25	21.17	9.92
National Bank of Fredericksburg	37,081	48,169	353,718	455,590	10.48	13.62	8.14
Westminster Union Bank	66,961	98,053	509,424	810,677	13.14	19.25	8.26

Bankshares has an ongoing share repurchase program. Purchases may be made from time to time, subject to regulatory requirements, in open market or in privately negotiated transactions. Purchased shares are retired. During the quarter ended March 31, 2006, Bankshares purchased 3,371 shares in the net settlement of the minimum tax liability for vested restricted stock. At March 31, 2006, there were 472,956 shares remaining available for repurchase under the program.

11. Segment Reporting

Operating segments as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” are components of an enterprise with separate financial information. The component engages in business activities from which it derives revenues and incurs expenses and the operating results of which management relies on for decision-making and performance assessment. Bankshares has two reportable segments – Banking and Investment and Wealth Management (“IWM”). The Banking segment is comprised of 11 affiliate banks. During 2005, the Private Bank Group of Mercantile-Safe Deposit and Trust was consolidated into the Private Banking Group of IWM. The segment results have been reclassified to conform to current presentation for comparability. Additionally, as loans and deposits are now being reflected in the IWM segment, a funds transfer-pricing model was utilized to match the duration of the funding and investment of the IWM segment assets and liabilities.

The tables below present selected segment information for the three months ended March 31, 2006 and 2005. The components in the “Other” column consist of amounts for the nonbank affiliates, unallocated corporate expenses including income taxes and intercompany eliminations. Certain expense amounts such as operations overhead were reclassified from internal financial reporting in order to provide for full cost absorption. These reclassifications are shown in the “Adjustments” line.

	For the 3 months ended March 31, 2006
(Dollars in thousands)	Banking	IWM	Other	Total
Net interest income	$155,894	$2,572	$(153)	$158,313
Provision for loan losses	—	—	—	—
Noninterest income	30,066	26,194	4,346	60,606
Noninterest expenses	(85,272)	(21,519)	76	(106,715)
Adjustments	5,106	(257)	(4,849)	—
Income (loss) before income taxes	105,794	6,990	(580)	112,204
Income tax (expense) benefit	(37,115)	(2,796)	(1,534)	(41,445)
Net income (loss)	$68,679	$4,194	$(2,114)	$70,759
Average loans	$11,470,757	$175,772	$375	$11,646,904
Average earning assets	14,748,209	175,772	(43,206)	14,880,775
Average assets	16,172,368	176,272	87,324	16,435,964
Average deposits	11,983,954	270,132	(313,130)	11,940,956
Average equity	2,004,455	36,758	220,433	2,261,646

	For the 3 months ended March 31, 2005
(Dollars in thousands)	Banking	IWM	Other	Total
Net interest income	$141,108	$1,986	$(11)	$143,083
Provision for loan losses	(756)	—	—	(756)
Noninterest income	29,491	24,313	4,065	57,869
Noninterest expenses	(80,451)	(16,846)	(2,856)	(100,153)
Adjustments	3,536	(1,669)	(1,867)	—
Income (loss) before income taxes	92,928	7,784	(669)	100,043
Income tax (expense) benefit	(32,288)	(3,113)	(2,015)	(37,416)
Net income (loss)	$60,640	$4,671	$(2,684)	$62,627
Average loans	$10,172,592	$141,345	$424	$10,314,361
Average earning assets	13,058,088	141,345	21,734	13,221,167
Average assets	14,206,965	141,634	159,745	14,508,344
Average deposits	10,711,996	191,322	(184,584)	10,718,734
Average equity	1,772,458	33,130	144,688	1,950,276

12. Derivative Instruments and Hedging Activities

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment to FASB Statement No. 133,” and SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities” (collectively referred to as “derivatives”), establish accounting and reporting standards for derivative instruments and for hedging activities. Bankshares maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. Currently, derivative instruments that are used as part of the interest rate risk management strategy have been restricted to interest rate swaps. Interest rate swaps generally involve the exchange of fixed-rate and variable-rate interest payments between two parties, based on a common notional principal amount and maturity date. At March 31, 2006, Bankshares had interest rate swaps to convert a portion of its nonprepayable fixed-rate debt to floating-rate debt. Bankshares also arranges interest rate swaps, caps and swaptions for commercial loan customers through its Capital Markets Group. Derivative transactions executed with loan customers are hedged by means of an offsetting derivative trade with a third party. In this way, Bankshares manages the market risk arising from capital markets-related derivative activity.

The fair value of derivative instruments is based on position and option valuations. The position valuation is estimated by using pricing models that incorporate quoted market prices for swap rates and futures contracts, as well as market volatility, and assumes all counterparties have the same credit rating. The option valuation is estimated by using standard market models (such as the modified Black-Scholes model on interest rate options), incorporating quoted market prices and volatilities. The fair value of derivative instruments relating to hedging activities recorded in other assets was $7.4 million (notional $397.1 million) and $5.3 million (notional $345.5 million) at March 31, 2006 and December 31, 2005, respectively. The fair value of derivative instruments relating to hedging activities recorded in other liabilities was $21.5 million (notional $628.7 million) and $12.3 million (notional $609.1 million) at March 31, 2006 and December 31, 2005, respectively.

Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded as other noninterest income in the results of operations. For all hedge relationships, ineffectiveness resulting from differences between the changes in fair values or cash flows of the hedged item and changes in fair value of the derivative are recognized as other noninterest income in the results of operations. The net interest settlement on derivatives designated as fair value or cash flow hedges is treated as an adjustment of the interest income or interest expense of the hedged assets or liabilities. The fair-value hedges of nonprepayable fixed-rate debt were effective for the reported periods and qualified for short-cut hedge accounting treatment. The impact of the hedges increased interest expense $108 thousand in the first three months of 2006 as compared to a decrease of $1.6 million for the same period in 2005.

The following tables summarize the gross position of derivatives relating to hedging activities at March 31, 2006 and December 31, 2005.

	March 31, 2006			December 31, 2005
	Notional or	Credit	Estimated	Notional or	Credit	Estimated
	Contractual	Risk	Net	Contractual	Risk	Net
(Dollars in thousands)	Amount	Amount (1)	Fair Value	Amount	Amount (1)	Fair Value
Asset/Liability Management Hedges
Interest Rate Contracts:
Swaps	$350,000	$—	$(13,502)	$350,000	$—	$(10,349)

Customer Accommodations
Interest Rate Contracts:
Swaps	$664,124	$7,377	$3,867	$592,934	$5,327	$3,462
Swaptions/Caps Purchased	5,818	57	57	5,850	57	57
Swaptions/Caps Sold	5,818	—	(57)	5,850	—	(57)

(1)   Credit risk amounts reflect the replacement cost for those contracts in a gain position in the event of nonperformance by all counterparties.

Mortgage loans held-for-sale have inherent forward contract (agreements to sell or purchase loans at a specific rate or yield) characteristics. Risk may arise from the corresponding parties’ inability to meet the terms of their contracts and from movement in interest rates. Bankshares has forward commitments to sell individual fixed-rate and variable-rate mortgage loans that are on its balance sheet at fair value or are approved, but not yet funded. The fair value of the forward contracts was $5.2 million at March 31, 2006 and $0.2 million at December 31, 2005.

13. Stock-based Compensation Expense

Bankshares adopted SFAS No. 123(R), “Share-Based Payment,” effective January 1, 2006 under the modified version of prospective application. The following disclosures are provided pursuant to the requirements of SFAS 123(R).

Under SFAS 123(R) awards granted to retirement eligible employees are expensed immediately. Under Bankshares’ Omnibus Stock Plan, retirement eligible is defined as employees reaching normal retirement at age 65. As a practice, Bankshares has not granted awards to retirement eligible employees. As of March 31, 2006, there were no retirement eligible employees with outstanding awards that had not been fully expensed. Prior to implementing SFAS 123(R), Bankshares accrued compensation cost for share-based compensation based on total awards granted, pursuant to SFAS 123. Any subsequent forfeitures were reversed from compensation expense when the grant was cancelled or expired. Upon implementation of SFAS 123(R), Bankshares is estimating forfeitures upon the grant of awards and reducing the amount to be charged to expense by this estimate. The estimated forfeiture rate used to calculate the current quarter’s compensation cost was 2%. Because of the historically low forfeiture rate, the impact to compensation expense was immaterial as compared to the first quarter of 2005.

We sponsor several share-based plans, which are described below. The compensation cost that was expensed for those plans was $1.7 million and $1.4 million for the quarters ended March 31, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was immaterial for the quarters ended March 31, 2006 and 2005. At March 31, 2006, unrecognized compensation cost related to nonvested stock options, restricted stock awards and restricted stock units (“RSU”) totaled $25 million. The cost of these nonvested awards is expected to be recognized over a weighted average period of 2.52 years.

The 1999 Omnibus Stock Plan permitted the grant of stock options and other stock incentives, including restricted stock awards, to key employees of Bankshares and its affiliates. The 1999 Plan provided for the issuance of up to 4,500,000 shares (as adjusted for the stock split) of Bankshares authorized but unissued common stock. Options outstanding were granted at market value and included both performance-based and nonperformance-based options. Options became exercisable ratably over three or four years. If certain levels of earnings per share of Bankshares and net income of affiliates were not achieved, all or a portion of the performance-based options were forfeited and became available for future grants. All options terminate 10 years from date of grant if not exercised. Restricted stock awards outstanding were granted at market value and vested ratably over three years or in total at the end of a specified three-year period. The number of shares of common stock that remained available for future grants under the Plan at March 31, 2006 was 329,815 shares.

The number of restricted stock awards granted in the quarters ended March 31, 2006 and 2005 was 129,959 and 55,446, respectively. Compensation expense is recognized on a straight-line basis over the vesting period. Relative to awards granted in the quarter ended March 31, 2006, 85,309 shares are subject to a one-year vesting, and 44,650 vest over three years.

On March 29, 2006, the Compensation Committee authorized the issuance of up to 317,802 performance based restricted stock units (“Performance RSUs”) pursuant to the 2006 Performance Stock Program. The vesting of the Performance RSUs will be determined based upon the percentage improvement in Bankshares’ pre-tax operating income (“PTOI”) over a three-year performance period (the “Performance Period”) ending December 31, 2008 (with no adjustments for acquisitions or other extraordinary events). In addition to the performance period, the awards earned are subject to an additional one-year service requirement. Depending on actual performance, the Performance RSUs will vest at levels from 0% to 100%. On the same date, the Committee also awarded 104,630 RSUs to Bankshares’ chief executive officer. The award will vest ratably over four years. The RSUs converted into common stock will not be available for sale until the employment of the chief executive officer terminates.

The table below summarizes activity related to stock options during the quarter ended March 31, 2006.

	Options issued	Weighted average	Options	Weighted average
	and outstanding	exercise price	exercisable	exercise price
Balance, December 31, 2005	2,659,240	$25.01	1,489,397	$20.80
Granted	454,000	38.28
Expired/Forfeited	(5,519)	13.45
Exercised	(52,799)	20.52
Balance, March 31, 2006	3,054,922	$27.05	1,905,232	$23.08

The total intrinsic value of stock options exercised during the quarters ended March 31, 2006 and 2005 was $0.9 million and $4.3 million, respectively. Cash received from options exercised under all share-based payment arrangements for the quarters ended March 31, 2006 and 2005 was $0.9 million and $1.5 million, respectively. The actual tax return benefit, associated with the tax deductions, recognized in the income statement from the option exercise of the share-based payment arrangements totaled $0.8 million for the quarter ended March 31, 2006 and none for the quarter ended March 31, 2005.

The following table provides selected information on nonvested stock options as of March 31, 2006, and changes during the quarter ended March 31, 2006.

		Weighted Average
	Nonvested	Grant-Date
	Stock Options	Fair Value
Balance, December 31, 2005	1,164,825	$30.36
Granted	454,000	38.28
Vested	(469,135)	30.04
Forfeited	—
Balance, March 31, 2006	1,149,690	$33.62

The following table provides selected information on stock options outstanding and exercisable at March 31, 2006.

	March 31, 2006
(Dollars in thousands, except per share data)	Outstanding	Exercisable
Number of Options	3,054,922	1,905,232
Weighted-average exercise price	$27.05	$23.08
Aggregate Intrinsic Value	$34,846	$29,276
Weighted-average remaining contractual term, in years	7.49	6.63

The weighted average grant-date fair value of options granted during the quarters ended March 31, 2006 and 2005 was $7.06 and $6.36, respectively. The total fair value of shares vested during the quarters ended March 31, 2006 and 2005 was $18.0 million and $10.3 million, respectively.

The weighted average fair value of options granted is estimated as of the grant date using the Black-Scholes option-pricing model. The following weighted average assumptions were used as inputs to the Black-Scholes model for grants in the quarters ended March 31, 2006 and 2005, respectively:

•                  Dividend yields of 2.72% and 2.69%

•                  Volatilities of 20.28% and 21.85%

•                  Risk-free interest rates of 4.67% and 4.12%

•                  Expected terms of 4.6 years for both periods

The expected terms of options were determined by reviewing historically the time within which a minimum of 50% of shares granted to an employee were exercised over the past 6 years. The expected volatility assumptions were derived by analyzing the historical price volatility of our stock over the past 5 years.

The following table provides selected information related to restricted stock awards and restricted stock units as of March 31, 2006, and changes during the quarter ended March 31, 2006.

	Restricted Stock Awards	Restricted Stock Units
Outstanding at December 31, 2005	249,090	—
Granted	129,959	422,432
Vested	(48,901)	—
Outstanding at March 31, 2006	330,148	422,432

Another form of stock-based compensation is phantom stock, which is used for a portion of Bankshares’ directors’ deferred compensation plan. This plan provides for the issuance of up to 667,500 shares of Bankshares’ authorized but unissued common stock. The Plan requires all deferred fees to be settled in Bankshares’ stock.

14. Pension & Other Post-retirement Benefit Plans

Bankshares sponsors qualified and nonqualified pension plans and other postretirement benefit plans for its employees. The following table summarizes the components of the net periodic benefit cost for the pension plans for the three months ended March 31, 2006 and 2005, respectively.

	For the 3 months ended March 31, 2006			For the 3 months ended March 31, 2005
(Dollars in thousands)	Qualified	Nonqualified	Total	Qualified	Nonqualified	Total
Service cost	$1,895	$173	$2,068	$1,778	$165	$1,943
Interest cost	2,908	43	2,951	2,813	35	2,848
Expected return on plan assets	(4,489)	—	(4,489)	(4,138)	—	(4,138)
Amortization of prior service cost	300	—	300	300	—	300
Recognized net actuarial (gain) loss	374	(46)	328	350	—	350
Amortization of transition asset	—	—	—	—	—	—
Net periodic benefit cost	$988	$170	$1,158	$1,103	$200	$1,303

The following table summarizes the components of the net periodic benefit cost for the other postretirement benefit plans for the three months ended March 31, 2006 and 2005, respectively.

	For the 3 months ended March 31,
(Dollars in thousands)	2006	2005
Service cost	$107	$133
Interest cost	248	249
Expected return on plan assets	—	—
Amortization of prior service cost	—	—
Recognized net actuarial (gain) loss	76	88
Amortization of transition asset	—	—
Net periodic benefit cost	$431	$470

As previously disclosed in its financial statements for the year ended December 31, 2005, Bankshares generally makes cash contributions to the pension plan in amounts up to that permitted by guidelines established under employee benefit and tax laws. Bankshares estimates that it could be able to contribute up to approximately $19 million to the pension plan for 2006. Cash contributions are normally made after valuations have been finalized for the plan year and prior to the tax return filing date. As of March 31, 2006, total contributions of $15 million had been made in 2006. No further contributions are expected to be made in the current year.

15. Recent Accounting Standards

On December 19, 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. SOP 94-6-1, “Terms of Loan Products That May Give Rise to a Concentration of Credit Risk.”  This FSP clarifies that loan products whose contractual features may expose an originator, holder, investor, guarantor, or servicer to an increased risk of nonpayment or not realizing the full value of the loan (i.e., nontraditional loan products) may result in a concentration of credit risk, as defined in FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments.”  The FSP emphasizes the requirement to assess the reporting adequacy of disclosures for all lending products. This FSP was effective December 19, 2005. Adoption of this SOP did not have a material effect on Bankshares’ results of operations or financial condition.

On February 16, 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Instruments.”  This standard amends the guidance in FASB Statements (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Bankshares does not anticipate this statement will have a material effect on its results of operations or financial condition.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets-An Amendment of FASB Statement No. 140.”  This standard amends the guidance in SFAS No.140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  Among other requirements, SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. The standard requires initial measurement of all newly-purchased or issued separately recognized servicing assets and servicing liabilities at fair value, if practicable. Subsequent measurements may be made using either the fair value or amortization method. Statement No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 with early adoption permitted in the quarter-ended March 31, 2006. Bankshares does not anticipate this statement will have a material effect on its results of operations or financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MERCANTILE BANKSHARES CORPORATION

HIGHLIGHTS

Consolidated Financial Results

Net income for the quarter ended March 31, 2006 was $70.8 million, a 13.0% increase from net income of $62.6 million for the same period in 2005 and a 5.5% decrease from the $74.9 million reported for the fourth quarter of 2005. For the quarter ended March 31, 2006, diluted net income per share was $0.57, an increase of 9.6% from the $0.52 reported for the same period last year and a decrease of 5.0% from the $0.60 reported for the fourth quarter of last year. Adjusted weighted average shares outstanding increased from 119.8 million for the quarter ended March 31, 2005 to 124.3 million for the quarter ended March 31, 2006.

Net interest income for the quarter ended March 31, 2006 increased 10.6% to $158.3 million from $143.1 million for the first quarter of last year.

At March 31, 2006, nonperforming assets amounted to $23.6 million or 0.20% of period-end loans and other real estate owned, a decline from $31.4 million at March 31, 2005. Nonperforming assets were $23.2 million at December 31, 2005. The comparable nonperforming asset ratios were 0.30% and 0.20% at March 31, 2005 and December 31, 2005, respectively. The level of “monitored” loans, or loans with characteristics suggesting that they could be classified as nonperforming in the near future, amounted to $13.9 million at March 31, 2006. Monitored loans were $2.2 million at March 31, 2005 and December 31, 2005. Nonperforming loans as a percentage of total loans remained at historically low levels.

Noninterest income, which includes investment and wealth management fees, service charges on deposit accounts, mortgage banking-related fees, securities gains and losses, nonmarketable investments income and other income, increased 4.7% to $60.6 million for the first quarter of 2006 from $57.9 million for the first quarter of 2005.

Noninterest expenses, which include salaries, employee benefits, net occupancy expense of bank premises, furniture and equipment expenses, communications and supplies and other expenses, increased by 6.6% for the quarter ended March 31, 2006 to $106.7 million from $100.2 million for the first quarter of 2005.

Bankshares also reports cash operating earnings, defined as “GAAP” (Generally Accepted Accounting Principles) earnings excluding the amortization of intangible assets associated with purchase accounting for business combinations; securities gains and losses; and other significant gains, losses or expenses (such as those associated with integrating acquired entities’ operations into Bankshares) unrelated to Bankshares’ core operations. We believe these non-GAAP measures provide information useful to investors in understanding our ongoing core business and operational performance trends. These measures should not be viewed as a substitute for GAAP. Management believes presentations of financial measures excluding the impact of certain items provide useful supplemental information and better reflect its core operating activities. In order to arrive at core business operating results, the effects of certain non-core business transactions such as gains and losses on the sale of securities, amortization of intangibles, restructuring charges and merger-related expenses, have been excluded. Management reviews these same measures internally. For instance, the cash operating efficiency ratio, rather than the GAAP basis efficiency ratio, is used to measure management’s success at controlling ongoing, core operating expenses. We believe these measures are consistent with how investors and analysts typically evaluate our industry, and by providing these measures, we facilitate their analysis. Cash operating earnings totaled $72.1 million for the first quarter of 2006, an increase of 14.3% over $63.1 million for the same period in 2005.

Additionally, management believes that reporting several key measures based on tangible assets (total assets less intangible assets) and tangible equity (total equity less intangible assets) is important, as this more closely approximates the basis for measuring the adequacy of capital for regulatory purposes. The ratio of average tangible equity to average tangible assets was 9.81% for the quarter ending March 31, 2006 compared with 10.00% for the same period in 2005. See “Reconciliation of Non-GAAP Measures” for the reconciliation of GAAP measures to non-GAAP measures found elsewhere this document.

CRITICAL ACCOUNTING POLICIES AND RELATED ESTIMATES

In order to understand Bankshares financial position and results of operations, it is important to understand Bankshares’ significant accounting policies and the extent to which judgment and estimates are used in applying those policies. Bankshares’ accounting and reporting policies are in accordance with accounting principles generally accepted in the United States (GAAP), and they conform to general practices within the applicable industries. Management uses a significant amount of judgment and estimates based on assumptions for which the actual results are uncertain when the estimate is made. Bankshares has identified five policies as being particularly sensitive in terms of judgments and the extent to which estimates are used: allowance for loan losses and the reserve for unfunded commitments, loans in nonaccrual status or deemed to be impaired, investment securities, income taxes, and valuation of goodwill and intangible assets. An update of our accounting policy for the allowance for loan losses and the reserve for unfunded commitments is provided below. For more information on our critical accounting policies, please refer to our 2005 Annual Report on Form 10-K.

Allowance for Loan Losses and Reserve for Unfunded Commitments

Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. Bankshares’ allowance for loan losses provides for probable losses based on evaluations of known and inherent risks in the loan portfolio. The allowance for loan losses is maintained at a level considered by management to be adequate to absorb losses inherent in the loan portfolio as of the date of the consolidated financial statements. We have developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses that reflect management’s careful evaluation of credit risk considering all available information. Management uses historical quantitative information to assess the adequacy of the allowance for loan losses as well as qualitative information about the prevailing economic and business environment, among other things. In developing this assessment, management must rely on estimates and exercise judgment in assigning credit risk. Depending on changing circumstances, future assessments of credit risk may yield materially different results from the estimates, which may require an increase or decrease in the allowance for loan losses.

We employ a variety of modeling and estimation tools in developing the appropriate allowance. Bankshares’ allowance consists of formula-based components for business and retail loans, an allowance for impaired loans and an unallocated component. The following provides a description of each of these components of the allowance, the techniques used and the estimates and judgments inherent in each. In the first quarter of 2006, management refined the methodologies for the formula-based components to align more appropriately the allowance methodology with our current framework for analyzing credit losses. Formula-based allowance calculations for business and retail components permit us to address specifically the current trends and events affecting the credit risk in the loan portfolio.

Business loans are comprised of commercial, commercial real estate and construction loans, which are evaluated separately for impairment. For business loans, the formula-based component of the allowance for loan losses is based on statistical migration estimates of the average losses observed for business loans classified by credit grade. Average losses for each credit grade are computed using the annualized historical rate at which loans in each credit grade have defaulted (probability of default rates or “PD”) and the historical average losses realized for defaulted loans (loss-given-default or “LGD”). We have developed default rates by analyzing four years of our default experience and more than 14 years of comparable external data. Default rates, which are validated annually, are estimates derived from long-term averages and are not based on short-term economic or environmental factors. LGD rates have been developed using industry benchmarks.

Retail loans are comprised of consumer installment and residential mortgage loans. For retail loans, the formula-based component of the allowance for loan losses is primarily based on the probability of default rates and LGD rates for specific groups of similar loans by product category. The probability of default rates are based on four years of our default experience and between 14 and 19 years of comparable industry data. LGD rates were developed using industry benchmarks.

For both business and retail loans, the formula-based components include additional qualitative amounts to establish reasonable ranges that consider observed historical variability in losses. Factors we may consider in setting these amounts include, but are not limited to, industry-specific data, portfolio specific risks or concentrations, and macroeconomic conditions. Including these variability components in the model enables us to capture probable incurred losses that are not yet evident in current default grades, delinquencies and other credit-risk measurement tools.

The specific allowance allocation is based on an analysis of the loan portfolio. Each loan with an outstanding balance in excess of a specified threshold that is either in nonaccrual status or on the “Watchlist” is evaluated. The Watchlist includes loans identified and closely followed by management. These loans possess certain qualities or characteristics that may lead to collection and loss issues. The identified loans are evaluated for potential loss by analyzing current collateral values or present value of cash flows, as well as the capacity of the guarantor, as applicable. This is in accordance with SFAS No. 114, “Accounting for Creditors for Impairment of a Loan,” and SFAS No. 118, “Accounting for Creditors for Impairment of a Loan – Income Recognition and Disclosure.”

The allowance for loan losses also contains an unallocated component. The unallocated allowance recognizes the imprecision inherent in estimating and measuring inherent loss when allocating the allowance to individual, or pools of, loans. It also takes into consideration the allowance level deemed appropriate by each affiliate based on its local knowledge and input from bank regulators and their view from the standpoint of safety and soundness, among other factors. The amount of this component and its relationship to the total allowance for loan losses may change from one period to another.

In first quarter of 2006, we reclassified a portion of the allowance for loan losses to a reserve for unfunded commitments, which is included in the other liabilities section of the consolidated balance sheet. The modeling process used in the first quarter of 2006 for the determination of the reserve for unfunded lending commitments is consistent with the process described above for the formula-based component of the allowance for loan losses, also including as a key factor a benchmark average rate at which unfunded exposures have been funded at the time of default. The development of this modeling in 2006 enabled Bankshares to evaluate specifically the risk inherent in unfunded commitments and make the reclassification discussed above. As no model data existed in previous years, prior period data has not been reclassified for comparability.

SEGMENT REPORTING

As noted in Note No. 11 “Segment Reporting”, Bankshares reports two business segments – (1) Banking and (2) Investment and Wealth Management (“IWM”) - for which financial information is segregated for use in assessing performance and allocating resources when reporting to the Board of Directors. Segment financial information is subjective and, unlike financial accounting, is not necessarily based on GAAP. As a result, the financial information of the reporting segments is not necessarily comparable with similar information reported by others and may not be comparable with Bankshares’ consolidated results. Certain expense amounts, such as operations overhead, have been reclassified from internal financial reporting in order to provide for proper allocation of costs in the reported data.

A schedule disclosing the details of these operating segments can be found in Note No. 11 "Segment Reporting."

Banking

The Banking segment consists of 11 affiliate banks. Mortgage banking activities are not viewed as a separate business line due to their insignificant impact on the core business of Bankshares and, accordingly, are included in the Banking segment.

For the first quarter of 2006 compared with the first quarter of 2005 net income for Banking increased 13.3% to $68.7 million, from $60.6 million. Net interest income for Banking increased 10.5% to $155.9 million for the three months ended March 31, 2006. The growth in net interest income in 2006 reflected a 12.9% increase in average earning assets, offset by an 8 basis point decline in the net interest margin from 4.44% at March 31, 2005 to 4.36% at March 31, 2006. The increase in average loan balances of 12.8% for the first quarter of 2006 was due largely to the CBNV acquisition. Commercial real estate loan balances increased 21.1%, residential real estate loan balances increased 8.7% and construction loan balances increased 26.5%. Average deposits included growth in money market accounts, time deposits greater than $100,000 and noninterest-bearing checking, offset by a reduction in balances associated with savings accounts and checking plus interest accounts in the first quarter of 2006, compared with the first quarter of 2005. The decline in the net interest margin was primarily attributable to the impact of growth in premium money market accounts and certificates of deposits as customers shifted to these higher rate products, and yields on loans and investments lagging the increase in funding costs.

As a reflection of the overall improvement in the Banking credit quality trends, Banking recorded no provision for credit losses for the first quarter of 2006 compared with $0.8 million for the same period of 2005. During the first quarter of 2006, Banking established a reserve for unfunded commitments of $15 million by a reclassification of $14 million from the allowance for loan losses and the recording of a $1.0 million provision related to increased unfunded commitments during the quarter. The allowance for loan losses as a percent of loans was 1.21% at March 31, 2006 compared with 1.35% at December 31, 2005 and 1.43% at March 31, 2005.

Noninterest expenses were $85.3 million for the first quarter of 2006, compared with $80.5 million for the same period of 2005, an increase of $4.8 million or 6.0%. Noninterest expenses net of adjustments were $80.2 million for the first quarter of 2006, a $3.3 million increase, or 4.2%, over $76.9 million for the same period of 2005. The increase in noninterest expenses was primarily related to the CBNV acquisition as well as normal merit and salary increases, higher incentive compensation and benefits costs and the addition of new branches.

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

•                  Private Banking Services:  Deposits, loans, and mortgages.

First quarter 2006 net income in IWM decreased 10.2% or $0.5 million to $4.2 million, from $4.7 million in the first quarter of 2005. Pretax profit margins were 24.3% and 29.6% for the first quarters of 2006 and 2005, respectively. As noted later in this section, the quarter included non-recurring after-tax expenses of $1.1 million. Excluding these expenses, net income increased $0.6 million, or 13.6%, to $5.3 million, and the pre-tax margin was 30.7%. For more information on corporate overhead see “Other” in “Segment Reporting” below.

The increase in the equity markets in 2005 continued into the first quarter of 2006. The S&P 500 index ended March 31, 2006 at 1,295, up 9.7% from 1,180 at the end of March 2005. Other major indices had positive results. Between March 31, 2005 and March 31, 2006, the Dow Jones Industrial Average increased 5.8% to 11,109 and the Nasdaq rose 17 % to 2,340. The fixed income markets, as measured by the Lehman Brothers US Aggregate Bond Index, were down 2.7% for the twelve month period ending March 31, 2006. Given the relatively balanced weighting of equities and fixed income within Bankshares’ investment asset base, the markets overall had a positive impact on the first quarter of 2006. At March 31, 2006, 44% of IWM managed assets were invested in equities, including real estate. Approximately 37% of managed assets were invested in fixed income securities and 19% were invested in cash and other.

	As of March 31,
Market Indices	2006	2005
Dow Jones Industrial Average	11,109	10,504
Year-over-Year % Change	5.8%	1.4%
S&P 500 Index-period-end	1,295	1,180
Year-over-Year % Change	9.7%	4.7%
Nasdaq	2,340	1,999
Year-over-Year % Change	17%	0.3%
Lehman Brothers US Aggregate Bond Index	99.9	102.7
Year-over-Year % Change	-2.7%	-4.3%

Revenues in the first quarter of 2006 increased $2.5 million, or 9.4%, to $28.8 million from $26.3 million in the same period last year. Significant revenue growth was realized in Mercantile Funds, Brokerage and Private Banking. Solid growth was realized in Private Wealth Management and a modest decline occurred in Institutional Management.

Private Wealth Management benefited from the increase in equity markets during the past year, growth in new assets, and a fee increase on some accounts as of the beginning of 2006. Personal Assets under Administration increased $0.8 billion, or 6.8%, to $12.9 billion year-over-year. Personal Assets with Investment Responsibility increased $0.5 billion, or 5.5%, to $8.9 billion and Assets with No Investment Responsibility increased $0.4 billion, or 9.8%, to $4.0 billion year-over-year.

Institutional Investment Management overall suffered from a decline in assets year-over-year. An increase in real estate fees was partially offset by lower revenues in our Boyd Watterson Asset Management subsidiary primarily attributable to a decline in equity assets under management. In addition, higher terminations in our institutional custody business last year continued to affect negatively institutional revenues in the first quarter of 2006. Total Institutional Assets under Administration, including Boyd Watterson, declined $1.1 billion, or 3.0%, to $34.7 billion. Institutional Assets with Investment Responsibility declined $0.6 billion, or 4.9%, to $11.6 billion. Assets under Administration with No Investment Responsibility declined $0.4 billion, or 1.9%, to $23.1 billion. During the second half of 2006, one client with significant Assets under Administration with No Investment Responsibility will terminate its account. No material revenue impact will result in 2006.

The Mercantile Funds benefited from higher assets flows into the funds, improved equity markets, and strong performance in the hedge funds of funds. Mercantile Fund assets increased $208 million or 5.4 % to $4 billion, driven by a 15% increase in personal trust assets, on a year-over-year basis.

Brokerage commissions and income benefited from growth in the number of accounts and assets held in accounts. Brokerage assets increased $160 million, or 18%, to $1 billion year-over-year.

Private Banking revenues benefited from significant loan and deposit growth.

IWM ASSET DATA (Dollars in billions)	For the 3 months ended March 31,
	2006	2005
Personal
Assets with Investment Responsibility	$8.9	$8.5
Assets with no Investment Responsibility	4.0	3.6
Total Personal	12.9	12.1

Institutional
Assets with Investment Responsibility	11.6	12.1
Assets with no Investment Responsibility	23.1	23.6
Total Institutional	34.7	35.7

Mutual Funds Not Included Above	0.3	0.2

Total
Assets with Investment Responsibility	20.8	20.8
Assets with no Investment Responsibility	27.1	27.2
Total Assets Under Administration	$47.9	$48.0

At March 31, 2006, assets under administration by IWM were $47.9 billion, a decrease of $0.1 billion, or 0.2%, from the prior year. Bankshares had investment responsibility for $20.8 billion, unchanged compared with the prior year.

Additional revenue growth will depend on continued new sales and increased distribution, equity and bond market conditions and acquisitions, if any.

In the first quarter of 2006, expenses increased 27.7%, or $4.7 million, to $21.5 million, compared with $16.8 million in the first quarter of last year. Approximately $1.8 million of this increase consisted of severance and other expenses related to former employees. Increases also occurred in employee-related, technology, professional services, operations and occupancy expenses which were only partially offset by a modest decrease in marketing expenses.

BANKSHARES EARNINGS PERFORMANCE

Analysis of Interest Rates and Interest Differentials

The following table presents the distribution of the average consolidated balance sheet, interest income/expense and annualized yields earned and rates paid through the three months ended March 31, 2006 and 2005.

	2006			2005
(Dollars in thousands)	Average Balance (2)	Income (1) / Expense	Yield (1) / Rate	Average Balance (2)	Income (1) / Expense	Yield (1) / Rate
Earning assets
Loans:
Commercial	$2,933,214	$51,076	7.06%	$2,848,452	$41,467	5.90%
Commercial real estate	3,673,385	62,420	6.89	3,133,446	48,534	6.28
Construction	1,681,253	32,584	7.86	1,328,633	20,451	6.24
Residential real estate	1,831,603	27,837	6.16	1,710,003	24,955	5.92
Home equity lines	496,526	8,879	7.25	495,935	6,557	5.36
Consumer	1,030,923	14,577	5.73	797,892	11,681	5.94
Total loans	11,646,904	197,373	6.87	10,314,361	153,645	6.04
Federal funds sold, et al	57,318	657	4.65	31,854	343	4.37
Securities:
Taxable securities
U.S. Treasury and government agencies securities	1,440,180	12,935	3.64	1,426,230	12,069	3.43
Mortgage-backed securities	1,589,017	16,860	4.30	1,303,700	12,923	4.02
Other investments	63,199	633	4.06	63,943	649	4.12
Tax-exempt securities
States and political subdivisions	83,957	1,287	6.22	80,921	1,192	5.97
Total securities	3,176,353	31,715	4.05	2,874,794	26,833	3.79
Interest-bearing deposits in other banks	200	1	1.36	158	1	1.47
Total earning assets	14,880,775	229,746	6.26	13,221,167	180,822	5.55
Cash and due from banks	301,305			290,911
Bank premises and equipment, net	138,237			141,426
Other assets	1,272,673			1,004,526
Less: allowance for loan losses	(157,026)			(149,686)
Total assets	$16,435,964			$14,508,344
Interest-bearing liabilities
Deposits:
Savings	$1,321,364	1,470	0.45	$1,459,580	1,151	0.32
Checking plus interest accounts	1,341,714	628	0.19	1,350,521	515	0.15
Money market	1,848,724	9,935	2.18	1,550,919	3,589	0.94
Time deposits $100,000 and over	1,904,098	18,764	4.00	1,427,571	9,347	2.66
Other time deposits	2,318,985	18,446	3.23	1,905,548	10,703	2.28
Total interest-bearing deposits	8,734,885	49,243	2.29	7,694,139	25,305	1.33
Short-term borrowings	1,320,595	11,023	3.39	1,000,929	4,042	1.64
Long-term debt	730,236	9,334	5.18	689,372	6,815	4.01
Total interest-bearing funds	10,785,716	69,600	2.62	9,384,440	36,162	1.56
Noninterest-bearing deposits	3,206,071			3,024,595
Other liabilities and accrued expenses	182,531			149,033
Total liabilities	14,174,318			12,558,068
Shareholders’ equity	2,261,646			1,950,276
Total liabilities & shareholders’ equity	$16,435,964			$14,508,344
Net interest rate spread		$160,146	3.64%		$144,660	3.99%
Effect of noninterest-bearing funds			0.72			0.45
Net interest margin on earning assets			4.36%			4.44%
Tax-equivalent adjustment included in:
Loan income		$1,318			$1,101
Investment securities income		515			476
Total		$1,833			$1,577

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

	For the 3 months ended March 31,
	2006 vs. 2005
	Due to variances in
(Dollars in thousands)	Total	Rates (6)	Volumes (5), (6)
Interest earned on:
Loans:
Commercial (1)	$9,609	$8,133	$1,476
Commercial real estate (2)	13,886	4,711	9,175
Construction (3)	12,133	5,299	6,834
Residential real estate	2,882	1,034	1,848
Home equity lines	2,322	2,311	11
Consumer	2,896	(399)	3,295
Taxable securities	4,787	1,850	2,937
Tax-exempt securities (4)	95	48	47
Federal funds sold, et al	314	22	292
Interest-bearing deposits in other banks	—	—	—
Total interest income	48,924	23,301	25,623

Interest paid on:
Savings deposits	319	473	(154)
Checking plus interest deposits	113	117	(4)
Money market accounts	6,346	4,746	1,600
Certificates of deposit $100,000 and over	9,417	4,721	4,696
Other time deposits	7,743	4,454	3,289
Short-term borrowings	6,981	4,313	2,668
Long-term debt	2,519	1,997	522
Total interest expense	33,438	24,396	9,042
Net interest earned	$15,486	$(1,094)	$16,580

(1)          Interest quarter-to-date tax-equivalent adjustment of $0.8 million for 2006 and 2005 is included in the commercial loan rate variances.

(2)          Interest quarter-to-date tax-equivalent adjustment of $0.1 million for 2005 is included in the commercial real estate loan rate variances.

(3)          Interest quarter-to-date tax-equivalent adjustment of $0.3 million for 2006 and $0.2 million for 2005, respectively, are included in the construction loan rate variances.

(4)          Interest quarter-to-date tax-equivalent adjustment of $0.5 million for 2006 and 2005 is included in the tax-exempt securities rate variances.

(5)          Changes attributable to mix (rate and volume) are included in the volume variances.

(6)          Categories do not add due to the effect of changes in product mix.

Net Interest Income and Net Interest Margin

In the first quarter of 2006 net interest income, on a tax-equivalent basis, was $160.1 million, compared with $144.7 million for the first quarter of 2005, which represented a $15.5 million, or 10.7%, increase from 2005. The increase was primarily due to balance sheet growth reflecting the CBNV merger as well as organic loan growth.

The net interest margin declined from 4.44% in the first quarter of 2005 to 4.36% in the first quarter of 2006. The decline was due primarily to growth in premium money market accounts and certificates of deposit as customers shifted to these higher rate products; increased competition affecting yields on new loans and the overall yield on the investment portfolio lagging the increase in funding costs. Bankshares paid an average rate of 2.29% on interest-bearing deposits during the first quarter of 2006, an increase of 95 basis points over the first quarter of 2005. By contrast , the yield on average loans and investments increased by 83 basis points and 26 basis points, respectively, from the first quarter of 2005. The amortization of deferred loan origination costs during the first quarter of 2006 reduced the margin by two basis points compared with the first quarter of last year. It is anticipated that increased amortization of deferred loan origination costs will continue to affect the margin by an additional one to two basis points per quarter for the next two to three years as the amount amortized builds over the average life of the originated loans.

On a linked quarter basis, net interest income declined by 2.5% from $162.4 million. The decline in the linked-quarter net interest income was attributable to both the decline in the net interest margin and two fewer days in the quarter. The seven basis point decline in the net interest margin was primarily attributable to a refinement in prepayment speed calculations in the mortgage-backed securities portfolio, which benefited net interest margin by four basis points in the fourth quarter of 2005 and reduced net interest margin by one basis point in the first quarter of 2006.

Average earning assets in the first quarter of 2006 increased $1.7 billion, or 12.6%, over the same period in 2005. Loans averaged $11.6 billion in the first quarter of 2006, compared with $10.3 billion in the first quarter of 2005, an increase of 12.9% due largely to the CBNV acquisition. During the first quarter of 2006 total average loan growth was driven by growth in commercial real estate of $539.9 million, or 17.2%, construction loan growth of $352.6 million, or 26.5%, consumer loan growth of $233.0 million , or 29.2%, and residential mortgage loan growth of $121.6 million or 12.9%.

Average investment securities for the first quarter of 2006 increased by $301.6 million, or 10.5%, compared with the same period of 2005.

Average core deposits (total deposits less certificates of deposit of $100,000 and over) are an important contributor to growth in net interest income and the net interest margin. Average core deposits were $10.0 billion and $9.3 billion and funded 61% and 64% of average total assets in the first quarters of 2006 and 2005, respectively. Average noninterest-bearing checking accounts for the first quarter of 2006 were higher by $181.5 million, or 6.0%, compared with the same period in 2005. Total average interest-bearing deposits increased by $1.0 billion, or 13.5%, for the first quarter of 2006, compared with the same period of 2005. The year-over-year increase in average interest-bearing deposits during the first quarter of 2006 included an increase in time deposits and money market accounts partially offset by a decline in checking plus interest and savings accounts.

Based on current market conditions, management anticipates a moderate increase in short-term interest rates in the near-term. Given the current rate environment, the flatness of the yield curve and competitive pressure on both loan and deposit pricing, we anticipate that the net interest margin will remain under some pressure throughout the year.

Noninterest Income

Noninterest income for the quarter ended March 31, 2006 increased by $2.7 million, or 4.7%, to $60.6 million compared with $57.9 million for the same period in 2005. Noninterest income declined 2.4% compared to the fourth quarter of 2005. The table below shows the major components of noninterest income.

	For the 3 months ended
	March 31,		% Change
(Dollars in thousands)	2006	2005	2006/2005
Investment and wealth management	$26,121	$24,057	8.6%
Service charges on deposit accounts	10,292	10,426	(1.3)
Mortgage banking-related fees:
Commercial	1,879	1,837	2.3
Residential	331	446	(25.8)
Total mortgage banking-related fees	2,210	2,283	(3.2)
Net investment securities gains / (losses)	(13)	414	(103.1)
Nonmarketable investments:
Private equity and other investments	1,324	2,461	(46.2)
Hedge funds	3,395	1,964	72.9
Bank-owned life insurance	1,550	846	83.2
Total nonmarketable investments	6,269	5,271	18.9
Other income:
Electronic banking fees	5,636	5,173	9.0
Charges and fees on loans	2,765	2,795	(1.1)
Insurance	5,101	4,540	12.4
All other income	2,225	2,910	(23.5)
Total other income	15,727	15,418	2.0
Total	$60,606	$57,869	4.7

IWM represents the largest source of noninterest income at 43.1% and increased 8.6%, or $2.1 million, over the first quarter of 2005. The growth of IWM revenue was due principally to stronger equity markets during 2006 compared with 2005, increased new sales in Private Wealth Management, increased brokerage activity and stronger performance in the hedge funds of funds. IWM revenue increased 7.7%, or $1.9 million, over the fourth quarter of 2005. This increase was due primarily to stronger equity markets during 2006 and increased brokerage activity.

Service charges on deposits decreased slightly from the prior year. The decrease related primarily to our business customers. For the first quarter of 2006 compared with the first quarter of 2005, service charges decreased by $0.1 million, or 1.3%.

Mortgage banking-related fees were slightly lower than the first quarter of 2005, primarily due to lower residential fees resulting from lower profit margins. Mortgage-banking fees decreased $2.5 million compared with the fourth quarter of 2005 due to lower volumes in commercial business and lower residential fees due to lower profit margins.

Nonmarketable investments income increased nearly $1.0 million over 2005 due to increases in hedge fund income and higher income from bank-owned life insurance due to better performance and the investment of an additional $50.0 million in the third quarter of 2005. These increases were partially offset by a decline in private equity investment performance. Nonmarketable investments income was nearly flat compared with the fourth quarter of 2005. Hedge fund income was higher due to better performance offset partially by a decline in private equity performance.

Other income was slightly higher than the first quarter of 2005, primarily due to the CBNV acquisition and higher insurance revenues, which are derived from fee income related to the sale and servicing of insurance products. Other income was $0.4 million less than the fourth quarter of 2005. This decrease was due primarily to $1.4 million in lower capital markets-related revenue.

Noninterest Expenses

Noninterest expenses for the three months ended March 31, 2006 increased by $6.6 million, or 6.6%, to $106.7 million compared with $100.2 million for the three months ended March 31, 2005. Noninterest expenses decreased 1.5% from the fourth quarter of 2005. The table below shows the major components of noninterest expenses.

	For the 3 months ended
	March 31,		% Change
(Dollars in thousands)	2006	2005	2006/2005
Salaries	$49,099	$46,554	5.5%
Employee benefits	14,735	11,897	23.9
Net occupancy expense of bank premises	7,771	6,922	12.3
Furniture and equipment expenses	8,305	7,279	14.1
Communications and supplies	3,818	4,040	(5.5)
Other expenses:
Professional services	5,170	5,125	0.9
Advertising and promotional expenses	1,498	1,711	(12.4)
Electronic banking expense	3,127	3,241	(3.5)
Amortization of intangible assets	2,325	2,072	12.2
Outsourcing expense	2,823	2,690	4.9
All other expenses	8,044	8,622	(6.7)
Total other expenses	22,987	23,461	(2.0)
Total	$106,715	$100,153	6.6

The efficiency ratio, a key measure of expense management, improved in the first quarter of 2006 compared with the same quarter of 2005. The efficiency ratio is computed by dividing noninterest expenses by the sum of net interest income on a tax-equivalent basis and noninterest income. Bankshares’ efficiency ratio was 48.34% for the three months ended March 31, 2006 compared with 49.45% for the three months ended March 31, 2005. On a non-GAAP basis, the cash operating efficiency ratio excludes the amortization of intangible assets associated with purchase accounting for business combinations; securities gains and losses; and other significant gains, losses or expenses (such as those associated with integrating acquired entities’ operations into Bankshares) unrelated to Bankshares’ core operations. Bankshares’ cash operating efficiency ratio was 47.30% and 48.68% for the three months ended March 31, 2006 and 2005, respectively. The reconciliation of GAAP to non-GAAP measures is found elsewhere in this filing.

Salaries, which include base compensation, commissions, incentive compensation and stock-based compensation, are the largest component of noninterest expense at 46.0%. Salary expense increased $2.5 million, or 5.5%, compared with the first quarter of 2005. The acquisition of CBNV added $1.6 million to this expense category. Also contributing to the increase was $2.4 million in merit and staffing increases, $1.2 million in higher commissions and incentive compensation related to improved operating performance and $1.6 million in severance costs. These increases were partially offset by a reduction of $4.7 million in salaries expense due to an increase in the amount of deferred loan origination costs. Employee benefits increased $2.8 million due to increases in payroll taxes, retirement-related costs and medical premiums.

Net occupancy expense, which includes premises depreciation, rents, maintenance and utilities increased $0.8 million, or 12.3%, over the prior year. This increase was due to the acquisition of CBNV and the addition of new branches. Furniture and equipment expenses increased by nearly $1.0 million over the same period last year. The increase in this category was due primarily to increases in software-related costs and the acquisition of CBNV.

Other expenses consist of professional services, marketing, electronic banking and several other categories such as travel and membership, amortization, licensing, insurance and sundry expenses. For the three months ended March 31, 2006 compared with the three months ended March 31, 2005, other expenses decreased $0.5 million, or 2.0%. The decrease in other expenses was primarily due to $2.1 million of expense in 2005 related to a litigation matter.

ANALYSIS OF FINANCIAL CONDITION

At March 31, 2006 compared with March 31, 2005, total assets increased 14.7% or $2.2 billion. At March 31, 2006 compared with December 31, 2005, total assets increased 2.2% or $361.5 million.

A comparative schedule of average balances is included in the table found elsewhere in this document.

Securities Available-for-Sale

The securities available-for-sale portfolio includes both debt and marketable equity securities. Bankshares’ holds debt securities available-for-sale primarily for liquidity, interest rate risk-management and yield enhancement purposes. Accordingly, this portfolio primarily includes very liquid, high quality federal agency-backed debt securities. At March 31, 2006, the portfolio totaled $3.1 billion of debt securities available-for-sale, compared with $3.0 billion at December 31, 2005. One hundred eighty-four securities were in a continuous loss position for 12 months or more at March 31, 2006, which consisted primarily of mortgage-backed securities. Because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, no other-than-temporary impairment was recorded at March 31, 2006. There was a net unrealized loss on these debt securities available-for-sale of $37.5 million and $32.8 million at March 31, 2006 and December 31, 2005, respectively.

The weighted-average expected maturity of debt securities available-for-sale was 2.3 years at March 31, 2006. Since approximately 51% of this portfolio was mortgage-backed securities, the expected remaining maturity may differ from contractual maturity because borrowers may have the right to prepay obligations before the underlying mortgages mature. See Note No. 4 “Investment Securities” to the Financial Statements for securities available-for-sale by security type.

Loan Portfolio

Total loans at March 31, 2006 were $11.7 billion, compared with $11.6 billion at December 31, 2005. The increase in total loans was primarily driven by growth in construction lending and residential mortgages. Construction loans totaled $1.7 billion at March 31, 2006, compared with $1.6 billion at December 31, 2005, an increase of $133 million or 8.3%. Residential real estate loans increased $53.9 million, or 3.0%, from December 31, 2005. Total loans at March 31, 2006 increased $1.3 billion, or 12.3%, over March 31, 2005.

Deposits

Total deposits at March 31, 2006, were $12.6 billion, an increase of $496.2 million, or 4.1%, over December 31, 2005. Noninterest-bearing deposits were $3.4 billion at March 31, 2006, compared with $3.3 billion at December 31, 2005, an increase of $61.2 million or 1.8%. Interest-bearing deposits totaled $9.2 billion at March 31, 2006, compared with $8.8 billion at December 31, 2005, an increase of $435.0 million, or 5.0%. The increase in interest-bearing deposits included increases in money market accounts of $212.9 million, or 10.9%, and time deposit accounts of $41.6 million, or 1.8%. These increases were partially offset by a decrease in interest bearing checking accounts of $21.7 million, or 1.5%, and savings accounts of $21.8 million or 1.6%.

At March 31, 2006, total deposits increased 14.6% or $1.6 billion compared with the year-earlier period. Growth in deposits was due in part from the CBNV acquisition as well as organic deposit growth. The affiliate-banking model positions Bankshares to compete not only with the large national and regional banking companies in the gathering of these funds, but also with local community banks. Based on historical experience, Bankshares expects to retain these deposits in a rising interest rate environment although pricing pressure is expected to intensify.

Borrowings

Bankshares utilizes both short-term and long-term borrowings to fund growth of earning assets in excess of deposit growth. Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, were $1.1 billion at March 31, 2006, compared with $1.2 billion at December 31, 2005. Short-term funding is managed to levels deemed appropriate given alternative funding sources. Long-term debt was $701.7 million at March 31, 2006, a decrease of $40.5 million, or 5.5%, compared with the $742.2 million at December 31, 2005.

Capital

Shareholders’ equity at March 31, 2006 was $2.2 billion. Bankshares has authorization to repurchase up to approximately 0.5 million additional shares. During the quarter, Bankshares repurchased 3,371 shares in the net settlement of minimum tax liability for vested restricted stock awards.

On January 10, 2006, Bankshares announced a three-for-two stock split on its common stock payable in the form of a stock dividend on January 27, 2006 to stockholders of record as of the close of business on January 20, 2006. For comparative purposes, certain shares, average shares and per share amounts have been restated. At March 31, 2006 and December 31, 2005, the cash-dividend payout ratio was 44.83% and 43.42%, respectively. For more details, see the Statements of Changes in Consolidated Shareholders’ Equity.

RISK MANAGEMENT

Credit Risk Analysis

Bankshares’ loans and commitments are substantially to borrowers located in its immediate region. Bankshares has limited its participation in multibank credits where Bankshares is not the managing or agent bank. Central to the operation of a sound and successful financial institution is the balanced management of asset growth and credit quality. Responsibility for loan underwriting and monitoring is clearly fixed on key management personnel in each of our affiliates and, ultimately, on the boards of directors of each affiliate. These responsibilities are supported at the holding company level by appropriate underwriting guidelines and ongoing loan review. In addition, Bankshares has set an internal limit for each affiliate bank that is well below the regulatory limit on the maximum amount of credit that may be extended to a single borrower.

For more information on credit risk see “Risk Management – Credit Risk Analysis” in the Mercantile Bankshares Corporation’s 2005 Annual Report on Form 10-K.

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

During the three months ended March 31, 2006, nonperforming assets increased slightly to $23.6 million from $23.2 million at December 31, 2005. Nonperforming assets as a percent of period-end loans and other real estate owned was 0.20% at March 31, 2006 and at December 31, 2005.

At March 31, 2006 and December 31, 2005, monitored loans, or loans with characteristics suggesting that they could be classified as nonperforming in the near future, were $13.9 million and $2.2 million, respectively. The increase in monitored loans relates to one relationship at Mercantile-Safe Deposit and Trust that is well secured, but has had consistently late payments.

The table below presents a comparison of nonperforming assets at March 31, 2006, December 31, 2005 and March 31, 2005.

	March 31,	December 31,	March 31,
(Dollars in thousands)	2006	2005	2005
Nonaccrual loans (1)
Commercial and leasing	$15,748	$15,771	$25,999
Commercial real estate	4,600	4,451	2,775
Construction	414	376	6
Residential real estate	1,577	1,505	1,642
Home equity lines	148	88	370
Consumer	403	374	442
Total	22,890	22,565	31,234
Renegotiated loans (1)	—	—	—
Loans contractually past due 90 days or more and still accruing interest	—	—	—
Total nonperforming loans	22,890	22,565	31,234
Other real estate owned	713	667	145
Total nonperforming assets	$23,603	$23,232	$31,379
Nonperforming loans as a percent of period-end loans	0.20%	0.19%	0.30%
Nonperforming assets as a percent of period-end loans and other real estate owned	0.20%	0.20%	0.30%

(1)          Aggregate gross interest income of $0.5 million, $2.1 million and $0.7 million for the first three months of 2006, the year 2005 and the first three months of 2005, respectively, on nonaccrual and renegotiated loans, would have been recorded if these loans had been accruing on their original terms throughout the period or since origination if held for part of the period. The amount of interest income on the nonaccrual and renegotiated loans that was recorded totaled $0.3 million, $0.5 million and $0.2 million for the first three months of 2006, the year 2005 and the first three months of 2005, respectively.

Note:  Bankshares was monitoring loans $13.9 million at March 31, 2006, and $2.2 million at each of December 31, 2005 and March 31, 2005, not classified as nonaccrual or renegotiated loans. These loans had characteristics that indicated they might result in such classification in the future.

Net Recoveries/Charge-offs

Net recoveries for the three months ended March 31, 2006 were $159 thousand compared to net charge-offs of $503 thousand and $741 thousand for the three months ended December 31, 2005 and March 31, 2005, respectively. Net recoveries as a percent of period end loans of .01% in the three months ended March 31, 2006 showed a four basis points improvement from the same period last year.

Provision for Credit Losses

The provision for credit losses to zero during the quarter as compared to $756 thousand for the three months ended March 31, 2005, reflecting improved loan quality and continued favorable economic conditions. No provision for credit losses was recorded for the quarter ended December 31, 2005.

Allowance for Loan Losses and Reserve for Unfunded Commitments

The allowance for loan losses declined $14.8 million to $141.9 million at March 31, 2006, or 1.21% of period-end loans, compared with $156.7 million, or 1.35% of period end loans, at year-end 2005 and $149.0 million, or 1.43% of period end loans, at March 31, 2005. The decline from year-end 2005 was primarily related to the reclassification of $14.0 million out of the reserve for loan losses to establish the reserve for unfunded commitments in other liabilities.

The reserve for unfunded commitments increased $15.0 million from December 31, 2005 due to a reclassification of $14.0 million from the allowance for loan losses at December 31, 2005 to establish the reserve and a provision of $1.0 million related to increased unfunded commitments during the first quarter of 2006. The reserve for unfunded commitments is included in other liabilities in the consolidated balance sheet.

The following table presents a summary of the activity in the Allowance for Loan Losses and the Reserve for Unfunded Commitments.

	For the 3 months ended March 31,
(Dollars in thousands)	2006	2005
Allowance for loan losses, beginning of period	$156,673	$149,002
Charge-offs:
Commercial and leasing	(401)	(1,299)
Commercial real estate	(209)	(32)
Construction	—	—
Residential real estate	(2)	(11)
Home equity lines	—	—
Consumer	(766)	(600)
Total	(1,378)	(1,942)
Recoveries:
Commercial and leasing	908	595
Commercial real estate	33	6
Construction	1	—
Residential real estate	25	35
Home equity lines	2	—
Consumer	568	565
Total	1,537	1,201
Net (charge-offs) recoveries	159	(741)
Provision for credit losses	(990)	756
Transfer to reserve for unfunded commitments	(13,968)	—
Allowance for loan losses, end of period	$141,874	$149,017

Reserve for unfunded lending commitments, beginning of period	$—	$—
Provision for credit losses	990	—
Transfer from allowance for loan losses	13,968	—
Reserve for unfunded lending commitments, end of period	$14,958	$—

Average loans	$11,646,904	$10,314,361
Period-end loans	$11,696,168	$10,413,222

Allowance for loan losses
Percent of net charge-offs (recoveries), (annualized), to average loans	(0.01)%	0.03%
Percent of allowance for loan losses to period-end loans	1.21%	(1.43)%

Interest Rate Risk

The objective of interest rate risk management is to contain the risks associated with interest rate fluctuations. The process involves identification and management of the sensitivity of net interest income to changing interest rates and other market factors. Interest rate risk, one of the more prominent risks in terms of potential earnings impact, is an inevitable part of being a financial intermediary. For more information see “Risk Management – Interest Rate Risk” in the Mercantile Bankshares Corporation’s 2005 Annual Report on Form 10-K.

EARNINGS SIMULATION MODEL PROJECTIONS

Bankshares assesses interest rate risk by comparing projected net interest income in the current rate environment with various interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of the change and the projected shape of the yield curve. This analysis incorporates substantially all of Bankshares’ assets and liabilities and off-balance sheet instruments. Through these simulations, management estimates the impact on net interest income of a 200 basis point upward and downward change in interest rates. The following table summarizes the effect that a +/- 200 basis point change in interest rates would have on Bankshares’ net interest income over the next 12 months.

	Calculated increase / (decrease) in
	projected net interest income
Change in interest rates	As of March 31,
(basis points)	2006	2005
+200	2.44%	4.89%
+100	1.29%	2.44%
-100	-1.79%	-1.48%
-200	-4.46%	N/A %

At March 31, 2006, Bankshares’ interest sensitivity position was slightly asset sensitive than it was at March 31, 2005. Based on its most recent simulation model, Bankshares’ net interest income would increase by $8.7 million, or 1.29%, and $16.3 million, or 2.44%, if interest rates were to move up gradually over the next six months by 100 basis points or 200 basis points, respectively. A downward movement of 100 basis points would reduce net interest income by $12.0 million or 1.79%. A downward movement of 200 basis points would reduce net interest income by $29.9 million or 4.46%. Bankshares manages the interest rate risk profile within policy limits. At March 31, 2006, and December 31, 2005 Bankshares was within its policy guidelines. In response to action by the Federal Reserve to increase short-term interest rates, Bankshares’ prime interest rate continues to rise. At March 31, 2006, Bankshares had approximately $4.6 billion in loans that will reprice daily or monthly as market rates change. The effects of a rising rate environment on interest expense are less predictable due to customer behavior that can result in changes in the mix of deposit products. Current trends have generated growth in higher-rate premium money market and certificate of deposit accounts. Given the current rate environment, the flatness of the yield curve and competitive pressure on both loan and deposit pricing, we anticipate that the net interest margin will remain under some pressure throughout the year.

Bankshares also utilizes interest rate derivatives to hedge interest rate risk exposures. The credit risk amount and estimated net fair values of these derivatives as of March 31, 2006 and December 31, 2005 are presented in Note No. 12 "Derivative Instruments and Hedging Activities". Derivatives are used for asset/liability management in three ways:

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

MARKET VALUE OF EQUITY MODELING

Bankshares also utilizes the market value of equity as a measurement tool in managing interest rate sensitivity. The market value of equity measures the degree to which the market values of Bankshares’ assets and liabilities and off-balance sheet instruments will change given a change in interest rates. ALCO guidelines limit the change in market value of equity in a 200 basis point parallel rate shock to 25% of the market value of equity assuming interest rates at March 31, 2006. The up 200 basis point scenario resulted in a 2.9% decrease at March 31, 2006 and a 2.3% increase at December 31, 2005. The down 200 basis point scenario resulted in a 3.1% decrease at March 31, 2006 and a 4.6% decrease at December 31, 2005. At March 31, 2006 and December 31, 2005, Bankshares was within its policy guidelines.

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

Trading Activities

Bankshares provides capital market products to its customers. From a market risk perspective, Bankshares’ net income is exposed to changes in interest rates, credit spreads, and equities and their implied volatilities. The primary purpose of Bankshares’ capital markets business is to accommodate customers in the management of their market price risks. Derivative transactions executed with customers are simultaneously hedged in the capital markets. All derivatives transacted with customers used to hedge capital market transactions with customers are carried at fair value. The Asset/Liability Management Committee establishes and monitors counterparty risk limits. The notional amount, exposure amount and estimated net fair value of all customer accommodation derivatives at March 31, 2006 are included in Note No. 12 "Derivative Instruments and Hedging Activities".

Equity Markets

Bankshares is directly and indirectly affected by changes in the equity markets. Bankshares has made investments in private equities. These investments are made within capital allocations approved by management. Management reviews these investments at least quarterly and assesses them for possible other-than-temporary impairment. Private equity investments totaled $20.9 million at March 31, 2006 and $18.4 million at March 31, 2005.

Changes in equity market prices may also indirectly affect Bankshares’ net income by affecting (1) the value of third party assets under management or administration within IWM and, hence, fee income; (2) particular borrowers, whose ability to repay principal and/or interest may be affected by the stock market; or (3) brokerage activity, related commission income and other business activities.

Liquidity Risk

Liquidity risk is the possibility that Bankshares will not be able to fund present and future financial obligations. The objective of liquidity management is to maintain the ability to meet commitments to fund loans, purchase securities and repay deposits and other liabilities in accordance with their terms. To achieve this objective, the Asset/Liability Management Committee establishes and monitors liquidity guidelines that require sufficient asset-based liquidity to cover potential funding requirements and to avoid over-reliance on volatile, less reliable funding markets. Debt securities in the available-for-sale portfolio provide liquidity, in addition to the immediately liquid resources of cash and due from banks and federal funds sold and securities purchased under resale agreements. By limiting the maturity of securities and maintaining a conservative investment posture, management can rely on the investment portfolio to help meet any short-term funding needs. U.S. Treasury and agency securities, which provide the greatest liquidity, averaged $1.4 billion in each of the first quarter of 2006, fourth quarter of 2005 and first quarter of 2005.

Core customer deposits have historically provided a substantial source of relatively stable and low-cost funds. For the three months ended March 31, 2006, core deposits (total deposits less certificates of deposit of $100,000 and over), averaged $10.0 billion compared with $10.1 billion for the fourth quarter of 2005 and $9.3 billion for the first quarter of 2005. Although not viewed as core deposits, a substantial portion of short-term borrowings, comprised of securities sold under agreements to repurchase and commercial paper, originate from core deposit relationships tied to the overnight cash management program offered to customers. Long-term debt and short-term borrowings funded the remaining assets.

In addition to these sources, Bankshares has access to national markets for certificates of deposit, commercial paper and debt financing. Should it need to further supplement its liquidity, Bankshares has $2.1 billion in lines with the Federal Home Loan Bank of Atlanta (FHLB) and back-up commercial paper lines of $40 million with commercial banks. Bankshares is required to obtain approval from holders of Bankshares’ 6.72% and 6.80% unsecured senior notes if it incrementally borrows in excess of $150 million under these FHLB lines.

Liquidity is also available through Bankshares’ ability to raise funds in the capital markets. Bankshares accesses capital markets for long-term funding by issuing registered debt and private placements. In September 2005, Moody’s Investors Service affirmed Bankshares’ commercial paper rating of “P-1” and Bankshares’ subordinated debt rating of “A2.”  Also in September 2005, Standard & Poor’s Ratings Service affirmed Bankshares’ rating of “A+/Stable/A-1”, and counterparty rating of “A+/Stable/A-1.”  Rating agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, quality of the management team, business mix and level and quality of earnings.

For additional information see “Risk Management – Liquidity Risk” in Mercantile Bankshares Corporation’s 2005 Annual Report on Form 10-K.

Contractual Obligations and Commitments

In the normal course of business, Bankshares enters into certain contractual obligations and other commitments. Such obligations generally relate to funding operations through debt arrangements as well as leases of premises and equipment. As a financial services provider, Bankshares routinely enters into commitments to extend credit, including loan commitments, standby letters of credit and financial guarantees. For a discussion of these commitments, see Note No. 7 “Commitments and Contingencies” above. For a discussion of contractual commitments see “Off-Balance Sheet Arrangements and Contractual Obligations” in Mercantile Bankshares Corporation’s 2005 Annual Report on Form 10-K. Items disclosed in the Annual Report on Form 10-K have not changed materially since the report was filed.

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

This report contains forward-looking statements within the meaning of and pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. A forward-looking statement encompasses any estimate, prediction, opinion or statement of belief contained in this report and the underlying management assumptions. Such statements in this report include:  identification of trends; loan growth; deposit retention; comments on adequacy of the allowance for loan losses; credit quality; in effects of asset sensitivity and interest rate changes; and information concerning market risk referenced in Item 3. Forward-looking statements are based on current expectations and assessments of potential developments affecting market conditions, interest rates and other economic conditions, and results may ultimately vary from the statements made in this report. In addition, the following factors, among others, could cause actual results to differ materially from the anticipated results or expectations expressed in the forward-looking statements: administrative and operational efficiencies may not improve to the degree projected; and competitive pressures and regulatory complexities that affect our banks may be more severe than expected.

 Supplemental Information by Quarter

 Select Financial Data

(Dollars in thousands, except per share data)

	1Q 06	4Q 05	3Q 05
OPERATING RESULTS
Net interest income (1)	$158,313	$162,434	$159,242
Net interest income - taxable equivalent (1)	160,146	164,267	161,023
Provision for credit losses	—	—	820
Net income	70,759	74,863	70,956
PER COMMON SHARE DATA*
Basic net income	$0.58	$0.61	$0.58
Diluted net income	0.57	0.60	0.57
Dividends paid	0.26	0.25	0.25
Book value at period end	18.05	17.81	17.47
Market value at period end	38.45	37.63	35.92
Market range:
High	39.82	40.09	37.46
Low	36.88	34.11	34.13

AVERAGE BALANCE SHEET DATA
Total loans	$11,646,904	$11,497,885	$11,389,731
Total earning assets	14,880,775	14,698,731	14,490,736
Total assets	16,435,964	16,258,275	16,065,168
Total deposits	11,940,956	11,894,394	11,751,990
Shareholders’ equity	2,261,646	2,210,050	2,179,415

STATISTICS AND RATIOS (Net income annualized)
Return on average assets	1.75%	1.83%	1.75%
Return on average equity (2)	12.69	13.44	12.92
Return on average tangible equity (2)	18.97	20.26	19.62
Average equity to average assets (2)	13.76	13.59	13.57
Average tangible equity to average tangible assets (2)	9.81	9.61	9.53
Net interest rate spread - taxable equivalent	3.64	3.78	3.83
Net interest margin on earning assets - taxable equivalent	4.36	4.43	4.41
Efficiency ratio (1),(3)	48.34	47.87	48.36
Cash operating efficiency ratio (1),(3)	47.30	46.69	46.99
Dividend payout ratio*	44.83	40.98	43.10

Bank offices	238	240	238
Employees	3,658	3,606	3,607

CREDIT QUALITY DATA AT PERIOD END
Net charge-offs / (recoveries)	$(159)	$503	$745
Nonaccrual loans	22,890	22,565	27,022
Restructured loans	—	—	—
Total nonperforming loans	22,890	22,565	27,022
Other real estate owned, net	713	667	777
Total nonperforming assets	23,603	23,232	27,799

CREDIT QUALITY RATIOS
Net charge-offs / (recoveries) – annualized - as a percent of period-end loans	(0.01)	0.02	0.03
Nonperforming loans as a percent of period-end loans	0.20	0.19	0.24
Allowance for loan losses as a percent of period-end loans**	1.21	1.35	1.37
Allowance for loan losses as a percent of nonperforming loans	619.81	694.32	581.66
Other real estate owned as a percent of period-end loans and other real estate owned	0.01	0.01	0.01
Nonperforming assets as a percent of period-end loans and other real estate owned	0.20	0.20	0.24
Nonperforming assets as a percent of total assets	0.14	0.14	0.17

			1Q 06	1Q 06
			vs	vs
	2Q 05	1Q 05	4Q 05	1Q 05
OPERATING RESULTS
Net interest income (1)	$152,367	$143,083	(2.5)%	10.6%
Net interest income - taxable equivalent (1)	154,023	144,660	(2.5)	10.7
Provision for credit losses	—	756	—	(100.0)
Net income	67,873	62,627	(5.5)	13.0
PER COMMON SHARE DATA*
Basic net income	$0.56	$0.53	(4.9)%	9.4%
Diluted net income	0.56	0.52	(5.0)	9.6
Dividends paid	0.25	0.23	4.0	13.0
Book value at period end	17.25	16.26	1.3	11.0
Market value at period end	34.35	33.91	2.2	13.4
Market range:
High	35.20	34.90	(0.7)	14.1
Low	32.39	32.27	8.1	14.3
AVERAGE BALANCE SHEET DATA
Total loans	$10,899,263	$10,314,361	1.3%	12.9%
Total earning assets	13,840,991	13,221,167	1.2	12.6
Total assets	15,233,571	14,508,344	1.1	13.3
Total deposits	11,273,220	10,718,734	0.4	11.4
Shareholders’ equity	2,042,104	1,950,276	2.3	16.0
STATISTICS AND RATIOS (Net income annualized)
Return on average assets	1.79%	1.75%
Return on average equity (2)	13.33	13.02
Return on average tangible equity (2)	19.64	18.57
Average equity to average assets (2)	13.41	13.44
Average tangible equity to average tangible assets (2)	9.67	10.00
Net interest rate spread - taxable equivalent	3.95	3.99
Net interest margin on earning assets - taxable equivalent	4.46	4.44
Efficiency ratio (1),(3)	48.54	49.45
Cash operating efficiency ratio (1),(3)	48.26	48.68
Dividend payout ratio*	44.64	43.40
Bank offices	239	225	(2)	13
Employees	3,630	3,423	52	235
CREDIT QUALITY DATA AT PERIOD END
Net charge-offs / (recoveries)	$(998)	$741	(131.6)%	(121.5)
Nonaccrual loans	26,909	31,234	1.4	(26.7)
Restructured loans	—	—	—	—
Total nonperforming loans	26,909	31,234	1.4	(26.7)
Other real estate owned, net	777	145	6.9	391.7
Total nonperforming assets	27,686	31,379	1.6	(24.8)
CREDIT QUALITY RATIOS
Net charge-offs /(recoveries) — annualized - as a percent of period-end loans	(0.04)	0.03
Nonperforming loans as a percent of period-end loans	0.24	0.30
Allowance for loan losses as a percent of period-end loans**	1.38	1.43
Allowance for loan losses as a percent of nonperforming loans	583.82	477.10
Other real estate owned as a percent of period-end loans and other real estate owned	0.01	—
Nonperforming assets as a percent of period-end loans and other real estate owned	0.24	0.30
Nonperforming assets as a percent of total assets	0.17	0.21

*In January 2006, Bankshares announced a three-for-two stock split on its common stock. Per share amounts and other applicable information have been adjusted to give effect to the split.

** The decline in the allowance for loan losses was due primarily to the reclassification of $14.0 million out of the allowance for loan losses to a separate reserve for unfunded commitments, which is recorded in other liabilities in the consolidated balance sheet.

(1), (2), (3) See “Reconciliation of Non-GAAP Measures”

Statements of Consolidated Income

(Dollars in thousands, except per share data)

						1Q 06	1Q 06
						vs	vs
	1Q 06	4Q 05	3Q 05	2Q 05	1Q 05	4Q 05	1Q 05
INTEREST INCOME
Interest and fees on loans	$196,055	$192,697	$185,714	$169,877	$152,544	1.7%	28.5%
Interest and dividends on investment securities:
Taxable interest income	29,795	30,081	26,686	25,374	24,992	(1.0)	19.2
Tax-exempt interest income	778	813	839	788	721	(4.3)	7.9
Other investment income	627	722	526	583	644	(13.2)	(2.6)
	31,200	31,616	28,051	26,745	26,357	(1.3)	18.4
Other interest income	658	890	760	442	344	(26.1)	91.3
Total interest income	227,913	225,203	214,525	197,064	179,245	1.2	27.2

INTEREST EXPENSE
Interest on deposits	49,243	44,637	38,591	31,384	25,305	10.3	94.6
Interest on short-term borrowings	11,023	9,038	7,702	5,484	4,042	22.0	172.7
Interest on long-term debt	9,334	9,094	8,990	7,829	6,815	2.6	37.0
Total interest expense	69,600	62,769	55,283	44,697	36,162	10.9	92.5

NET INTEREST INCOME	158,313	162,434	159,242	152,367	143,083	(2.5)	10.6
Provision for credit losses	—	—	820	—	756	—	(100.0)

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	158,313	162,434	158,422	152,367	142,327	(2.5)	11.2

NONINTEREST INCOME
Investment and wealth management	26,121	24,251	23,668	23,780	24,057	7.7	8.6
Service charges on deposit accounts	10,292	10,893	11,478	11,088	10,426	(5.5)	(1.3)
Mortgage banking-related fees	2,210	4,690	5,151	2,895	2,283	(52.9)	(3.2)
Investment securities gains and (losses)	(13)	(53)	(32)	76	414	75.5	(103.1)
Nonmarketable investments	6,269	6,199	4,190	4,222	5,271	1.1	18.9
Other income	15,727	16,131	18,619	18,005	15,418	(2.5)	2.0
Total noninterest income	60,606	62,111	63,074	60,066	57,869	(2.4)	4.7

NONINTEREST EXPENSES
Salaries	49,099	51,740	51,748	50,180	46,554	(5.1)	5.5
Employee benefits	14,735	10,685	11,637	11,956	11,897	37.9	23.9
Net occupancy expense of bank premises	7,771	7,678	7,139	6,857	6,922	1.2	12.3
Furniture and equipment expenses	8,305	8,491	7,965	7,924	7,279	(2.2)	14.1
Communications and supplies	3,818	4,414	3,933	4,019	4,040	(13.5)	(5.5)
Other expenses	22,987	25,365	25,960	22,977	23,461	(9.4)	(2.0)
Total noninterest expenses	106,715	108,373	108,382	103,913	100,153	(1.5)	6.6

Income before income taxes	112,204	116,172	113,114	108,520	100,043	(3.4)	12.2
Applicable income taxes	41,445	41,309	42,158	40,647	37,416	0.3	10.8

NET INCOME	$70,759	$74,863	$70,956	$67,873	$62,627	(5.5)	13.0

Weighted average shares outstanding*	123,043	122,923	122,797	120,772	118,842	0.1	3.5
Adjusted weighted average shares outstanding*	124,294	124,134	123,953	121,741	119,813	0.1	3.7

NET INCOME PER COMMON SHARE:*
Basic	$0.58	$0.61	$0.58	$0.56	$0.53	(4.9)	9.4
Diluted	$0.57	$0.60	$0.57	$0.56	$0.52	(5.0)	9.6

* In January 2006, Bankshares announced a three-for-two stock split on its common stock. Average share and per share amounts have been adjusted to give effect to the split.

Statements of Consolidated Noninterest Income and Noninterest Expenses

(Dollars in thousands)

						1Q 06	1Q 06
						vs	vs
Noninterest Income	1Q 06	4Q 05	3Q 05	2Q 05	1Q 05	4Q 05	1Q 05
Investment and wealth management	$26,121	$24,251	$23,668	$23,780	$24,057	7.7%	8.6%
Service charges on deposit accounts	10,292	10,893	11,478	11,088	10,426	(5.5)	(1.3)
Mortgage banking-related fees:
Commercial	1,879	4,000	4,086	2,092	1,837	(53.0)	2.3
Residential	331	690	1,065	803	446	(52.0)	(25.8)
Total mortgage banking-related fees	2,210	4,690	5,151	2,895	2,283	(52.9)	(3.2)
Investment securities gains and (losses)	(13)	(53)	(32)	76	414	75.5	(103.1)
Nonmarketable investments:
Private equity and other investments	1,324	3,310	39	4,569	2,461	(60.0)	(46.2)
Hedge funds	3,395	1,104	2,897	(1,245)	1,964	207.5	72.9
Bank-owned life insurance	1,550	1,785	1,254	898	846	(13.2)	83.2
Total nonmarketable investments	6,269	6,199	4,190	4,222	5,271	1.1	18.9
Other income:
Electronic banking fees	5,636	5,832	7,010	5,954	5,173	(3.4)	9.0
Charges and fees on loans	2,765	3,063	3,786	3,020	2,795	(9.7)	(1.1)
Insurance	5,101	3,439	3,480	3,558	4,540	48.3	12.4
All other income	2,225	3,797	4,343	5,473	2,910	(41.4)	(23.5)
Total other income	15,727	16,131	18,619	18,005	15,418	(2.5)	2.0
Total	$60,606	$62,111	$63,074	$60,066	$57,869	(2.4)	4.7

						1Q 06	1Q 06
						vs	vs
Noninterest Expenses	1Q 06	4Q 05	3Q 05	2Q 05	1Q 05	4Q 05	1Q 05
Salaries	$49,099	$51,740	$51,748	$50,180	$46,554	(5.1)%	5.5%
Employee benefits	14,735	10,685	11,637	11,956	11,897	37.9	23.9
Net occupancy expense of bank premises	7,771	7,678	7,139	6,857	6,922	1.2	12.3
Furniture and equipment expenses	8,305	8,491	7,965	7,924	7,279	(2.2)	14.1
Communications and supplies	3,818	4,414	3,933	4,019	4,040	(13.5)	(5.5)
Other expenses:
Professional services	5,170	5,867	6,040	4,882	5,125	(11.9)	0.9
Advertising and promotional expenses	1,498	2,553	2,162	2,677	1,711	(41.3)	(12.4)
Electronic banking expenses	3,127	3,503	4,025	3,177	3,241	(10.7)	(3.5)
Amortization of intangible assets	2,325	2,291	2,231	2,179	2,072	1.5	12.2
Outsourcing expenses	2,823	3,065	3,093	2,383	2,690	(7.9)	4.9
All other expenses	8,044	8,086	8,409	7,679	8,622	(0.5)	(6.7)
Total other expenses	22,987	25,365	25,960	22,977	23,461	(9.4)	(2.0)
Total	$106,715	$108,373	$108,382	$103,913	$100,153	(1.5)	6.6

Consolidated Average Balance Sheets

(Dollars in thousands)

	1Q 06		4Q 05		3Q 05
	Average	Yield(1)	Average	Yield(1)	Average	Yield(1)
	Balance	/ Rate	Balance	/ Rate	Balance	/ Rate
Earning assets Loans:
Commercial and leasing	$2,933,214	7.06%	$2,912,089	6.86%	$2,914,761	6.62%
Commercial real estate	3,673,385	6.89	3,664,491	6.79	3,610,170	6.65
Construction	1,681,253	7.86	1,574,597	7.56	1,544,082	7.21
Residential real estate	1,831,603	6.16	1,798,686	6.05	1,775,023	5.98
Home equity lines	496,526	7.25	511,673	6.73	517,798	6.23
Consumer	1,030,923	5.73	1,036,349	5.68	1,027,897	5.71
Total loans	11,646,904	6.87	11,497,885	6.69	11,389,731	6.51

Federal funds sold, et al	57,318	4.65	76,062	4.64	57,932	5.20

Securities: (2)
Taxable securities
U.S. Treasury and government agencies	1,440,180	3.64	1,429,583	3.41	1,431,397	3.35
Mortgage-backed	1,589,017	4.30	1,545,324	4.56	1,455,475	3.98
Other investments	63,199	4.06	60,998	4.77	62,318	3.35
Tax-exempt securities
States and political subdivisions	83,957	6.22	88,679	6.01	93,683	5.89
Total securities	3,176,353	4.05	3,124,584	4.08	3,042,873	3.73

Interest-bearing deposits in other banks	200	1.36	200	1.35	200	1.02
Total earning assets	14,880,775	6.26	14,698,731	6.13	14,490,736	5.92

Cash and due from banks	301,305		319,176		326,515
Bank premises and equipment, net	138,237		139,662		147,248
Other assets	1,272,673		1,258,868		1,257,846
Less: allowance for loan losses	(157,026)		(158,162)		(157,177)
Total assets	$16,435,964		$16,258,275		$16,065,168

Interest-bearing liabilities
Deposits:
Savings	$1,321,364	0.45	$1,371,020	0.45	$1,420,283	0.42
Checking plus interest	1,341,714	0.19	1,398,809	0.18	1,428,344	0.17
Money market	1,848,724	2.18	1,785,001	1.86	1,692,684	1.54
Time deposits $100,000 and over	1,904,098	4.00	1,784,340	3.66	1,674,265	3.30
Other time deposits	2,318,985	3.23	2,300,075	3.03	2,295,608	2.76
Total interest-bearing deposits	8,734,885	2.29	8,639,245	2.05	8,511,184	1.80

Short-term borrowings	1,320,595	3.39	1,213,396	2.96	1,185,142	2.58
Long-term debt	730,236	5.18	766,451	4.71	797,527	4.47
Total interest-bearing funds	10,785,716	2.62	10,619,092	2.35	10,493,853	2.09

Noninterest-bearing deposits	3,206,071		3,255,149		3,240,806
Other liabilities and accrued expenses	182,531		173,984		151,094
Total liabilities	14,174,318		14,048,225		13,885,753
Shareholders’ equity	2,261,646		2,210,050		2,179,415
Total liabilities & shareholders’ equity	$16,435,964		$16,258,275		$16,065,168

Net interest rate spread		3.64%		3.78%		3.83%
Effect of noninterest-bearing funds		0.72		0.65		0.58
Net interest margin on earning assets		4.36%		4.43%		4.41%

Consolidated Average Balance Sheets (continued)

(Dollars in thousands)

					Average Balance
	2Q 05		1Q 05		1Q 06	1Q 06
	Average	Yield(1)	Average	Yield(1)	vs	vs
	Balance	/ Rate	Balance	/ Rate	4Q 05	1Q 05
Earning assets Loans:
Commercial and leasing	$2,926,234	6.31%	$2,848,452	5.90%	0.7%	3.0%
Commercial real estate	3,363,924	6.51	3,133,446	6.28	0.2	17.2
Construction	1,442,621	6.66	1,328,633	6.24	6.8	26.5
Residential real estate	1,762,991	5.95	1,710,003	5.92	1.8	7.1
Home equity lines	502,917	5.85	495,935	5.36	(3.0)	0.1
Consumer	900,576	5.77	797,892	5.94	(0.5)	29.2
Total loans	10,899,263	6.29	10,314,361	6.04	1.3	12.9

Federal funds sold, et al	40,904	4.33	31,854	4.37	(24.6)	79.9

Securities: (2)
Taxable securities
U.S. Treasury and government agencies	1,382,037	3.37	1,426,230	3.43	0.7	1.0
Mortgage-backed	1,365,012	4.05	1,303,700	4.02	2.8	21.9
Other investments	65,051	3.63	63,943	4.12	3.6	(1.2)
Tax-exempt securities
States and political subdivisions	88,537	5.90	80,921	5.97	(5.3)	3.8
Total securities	2,900,637	3.77	2,874,794	3.79	1.7	10.5

Interest-bearing deposits in other banks	187	1.31	158	1.47	—	26.6
Total earning assets	13,840,991	5.76	13,221,167	5.55	1.2	12.6

Cash and due from banks	301,484		290,911		(5.6)	3.6
Bank premises and equipment, net	144,347		141,426		(1.0)	(2.3)
Other assets	1,099,607		1,004,526		1.1	26.7
Less: allowance for loan losses	(152,858)		(149,686)		(0.7)	4.9
Total assets	$15,233,571		$14,508,344		1.1	13.3

Interest-bearing liabilities
Deposits:
Savings	$1,463,960	0.36	$1,459,580	0.32	(3.6)	(9.5)
Checking plus interest	1,418,337	0.16	1,350,521	0.15	(4.1)	(0.7)
Money market	1,574,422	1.15	1,550,919	0.94	3.6	19.2
Time deposits $100,000 and over	1,618,161	2.97	1,427,571	2.66	6.7	33.4
Other time deposits	2,060,974	2.54	1,905,548	2.28	0.8	21.7
Total interest-bearing deposits	8,135,854	1.55	7,694,139	1.33	1.1	13.5

Short-term borrowings	1,021,281	2.15	1,000,929	1.64	8.8	31.9
Long-term debt	742,056	4.23	689,372	4.01	(4.7)	5.9
Total interest-bearing funds	9,899,191	1.81	9,384,440	1.56	1.6	14.9

Noninterest-bearing deposits	3,137,366		3,024,595		(1.5)	6.0
Other liabilities and accrued expenses	154,910		149,033		4.9	22.5
Total liabilities	13,191,467		12,558,068		0.9	12.9
Shareholders’ equity	2,042,104		1,950,276		2.3	16.0
Total liabilities & shareholders’ equity	$15,233,571		$14,508,344		1.1	13.3

Net interest rate spread		3.95%		3.99%
Effect of noninterest-bearing funds		0.51		0.45
Net interest margin on earning assets		4.46%		4.44%

(1) Presented on a tax-equivalent basis using the statutory federal corporate income tax rate of 35%; see “Reconciliation of Non-GAAP Measures.”

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

	1Q 06	4Q 05	3Q 05	2Q 05	1Q 05

(1) The net interest margin and efficiency ratios are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax-favored status of income from certain loans and investments. Management believes this measure to be the preferred industry measurement of net interest income and provides a relevant comparison between taxable and nontaxable investments.

Net interest income (GAAP basis)	$158,313	$162,434	$159,242	$152,367	$143,083
Taxable-equivalent adjustment	1,833	1,833	1,781	1,656	1,577
Net interest income - taxable equivalent	$160,146	$164,267	$161,023	$154,023	$144,660

(2) Management excludes the balance of intangible assets and their related amortization expense from its calculation of return on average tangible equity and average tangible equity to average tangible assets. This adjustment allows management to review the core operating results and core capital position of Bankshares. This is consistent with the treatment by the bank and regulatory agencies that excludes goodwill and other intangible assets from their calculation of risk-based capital ratios.

Return on average equity (GAAP basis)	12.69%	13.44%	12.92%	13.33%	13.02%
Impact of excluding average intangible assets and amortization	6.28	6.82	6.70	6.31	5.55
Return on average tangible equity	18.97%	20.26%	19.62%	19.64%	18.57%

Average equity to average assets (GAAP basis)	13.76%	13.59%	13.57%	13.41%	13.44%
Impact of excluding average intangible assets and amortization	(3.95)	(3.98)	(4.04)	(3.74)	(3.44)
Average tangible equity to average tangible assets	9.81%	9.61%	9.53%	9.67%	10.00%

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

Efficiency ratio (GAAP basis)	48.34%	47.87%	48.36%	48.54%	49.45%
Impact of excluding: Securities gains and (losses)	—	(0.01)	—	0.02	0.10
Gains/(losses) on sales of premises	0.02	—	(0.05)	0.78	0.27
Amortization of deposit intangibles	(0.68)	(0.66)	(0.65)	(0.69)	(0.67)
Amortization of other intangibles	(0.38)	(0.35)	(0.34)	(0.34)	(0.35)
Restructuring charges	—	—	—	—	-
Merger-related expenses	—	(0.16)	(0.33)	(0.05)	(0.12)
Cash operating efficiency ratio	47.30%	46.69%	46.99%	48.26%	48.68%

(4) Bankshares presents cash operating earnings in order to assess its core operating results.

Net income (GAAP basis)	$70,759	$74,863	$70,956	$67,873	$62,627
Less: Securities (gains) and losses, net of tax	8	32	19	(46)	(250)
(Gains)/losses on sales of premises, net of tax	(48)	—	117	(2,048)	(693)
Plus: Amortization of deposit intangibles, net of tax	899	899	892	875	826
Amortization of other intangibles, net of tax	507	486	458	442	426
Restructuring charges, net of tax	—	—	—	—	—
Merger-related expenses, net of tax	—	216	449	56	156
Cash operating earnings	$72,125	$76,496	$72,891	$67,152	$63,092

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information responsive to this item as of December 31, 2005 appears under the captions “Risk Management”, “Interest Rate Sensitivity Analysis (Static Gap)” and “Earnings Simulation Model Projections” of the registrant’s Form 10-K for the year ended December 31, 2005. There was no material change in such information as of March 31, 2006.

Item 4. Controls and Procedures

As of March 31, 2006, Bankshares’ management, under the supervision and with the participation of Bankshares’ principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, (as that term is defined in Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Securities and Exchange Act of 1934, as amended. Based on the evaluation, the principal executive officer and principal financial officer concluded that Bankshares’ disclosure controls and procedures are effective. There were no significant changes in Bankshares’ internal controls over financial reporting during the last fiscal quarter.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Item 1. Submission of Matters to a Vote of Security Holders

Item 6.    Exhibits

Exhibits

10 ZZ  Form of Mercantile Bankshares Corporation Restricted Stock Unit Award Agreement with Edward J. Kelly, III, dated March 29, 2006.

10 AAA  Form of Restricted Stock Unit Award Agreement for grants made under the Mercantile Bankshares Corporation Omnibus Stock Plan, 2006 Long-Term Incentive Program.

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

Mercantile Bankshares Corporation
(Registrant)

May 9, 2006	/s/ Edward J. Kelly, III
Date	By: Edward J. Kelly, III
Chairman of the Board,
President and Chief Executive Officer

May 9, 2006	/s/ Terry L. Troupe
Date	By: Terry L. Troupe
Executive Vice President and
Chief Financial Officer

May 9, 2006	/s/ William T. Skinner, Jr.
Date	By: William T. Skinner, Jr.
Controller