Form 10-Q
period 2006-06-30
MERCANTILE BANKSHARES CORP
filed 2006-08-07
CIK 64908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
Yes  ☐    No  ☒

As of July 31, 2006, there were 125,362,712 shares of registrant’s Common Stock, $2 par value per share, outstanding.

MERCANTILE BANKSHARES CORPORATION
Quarterly Report on Form 10-Q
June 30, 2006

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MERCANTILE BANKSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	June 30, 2006	December 31, 2005	June 30, 2005
ASSETS
Cash and due from banks	$380,476	$369,536	$382,695
Interest-bearing deposits in other banks	200	200	200
Federal funds sold	19,106	25,104	95,102
Total cash and cash equivalents	399,782	394,840	477,997
Investment securities available-for-sale (Note 4)	3,109,708	3,089,628	2,960,275
Investment securities held-to-maturity (Note 4) - fair value of $15,871 (June 2006), $17,181 (December 2005) and $18,788 (June 2005)	15,532	16,659	18,056
Total investment securities	3,125,240	3,106,287	2,978,331
Loans held-for-sale	61,721	26,263	16,754
Loans:
Commercial	2,935,369	2,957,301	2,923,419
Commercial real estate	3,826,335	3,703,297	3,585,592
Construction	1,855,110	1,607,095	1,560,149
Residential real estate	1,905,032	1,802,373	1,776,959
Home equity lines	479,011	505,508	517,342
Consumer	1,049,323	1,032,271	1,000,845
Total loans	12,050,180	11,607,845	11,364,306
Less: allowance for loan losses	(142,860)	(156,673)	(157,101)
Loans, net	11,907,320	11,451,172	11,207,205
Bank premises and equipment, less accumulated depreciation of $147,264 (June 2006), $146,585 (December 2005) and $151,132 (June 2005)	139,007	137,419	147,774
Other real estate owned, net	49	667	777
Goodwill, net	679,710	670,028	667,465
Other intangible assets, net (Note 8)	42,403	46,653	49,830
Other assets	647,482	588,400	546,861
Total assets	$17,002,714	$16,421,729	$16,092,994

COMMITMENTS and CONTINGENCIES (Note 7)

LIABILITIES
Deposits:
Noninterest-bearing deposits	$3,392,286	$3,324,650	$3,293,344
Interest-bearing deposits	9,051,736	8,752,700	8,537,407
Total deposits	12,444,022	12,077,350	11,830,751
Short-term borrowings	1,432,119	1,237,714	1,192,782
Accrued expenses and other liabilities	210,699	169,780	140,390
Long-term debt	650,829	742,163	807,954
Total liabilities	14,737,669	14,227,007	13,971,877

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized 2,000,000 shares; issued and outstanding - None
Common stock, $2 par value; authorized 200,000,000 shares; issued shares - 123,523,069 (June 2006), 123,248,121 (December 2005) and 122,973,563 (June 2005)	247,046	164,331	163,965
Capital surplus	600,349	676,830	665,006
Retained earnings	1,466,852	1,386,405	1,302,869
Accumulated other comprehensive income (loss)	(49,202)	(32,844)	(10,723)
Total shareholders’ equity	2,265,045	2,194,722	2,121,117
Total liabilities and shareholders’ equity	$17,002,714	$16,421,729	$16,092,994

See Notes to Consolidated Financial Statements.

MERCANTILE BANKSHARES CORPORATION
STATEMENTS OF CONSOLIDATED INCOME

	For the 6 months ended June 30,		For the 3 months ended June 30,
(Dollars in thousands, except per share data)	2006	2005	2006	2005
INTEREST INCOME
Interest and fees on loans	$404,151	$322,421	$208,096	$169,877
Interest and dividends on investment securities:
Taxable interest income	60,930	50,366	31,135	25,374
Tax-exempt interest income	1,543	1,509	765	788
Other investment income	1,326	1,227	699	583
Total interest and dividends on investment securities	63,799	53,102	32,599	26,745
Other interest income	1,756	786	1,098	442
Total interest income	469,706	376,309	241,793	197,064

INTEREST EXPENSE
Interest on deposits	106,846	56,689	57,603	31,384
Interest on short-term borrowings	24,523	9,526	13,500	5,484
Interest on long-term debt	18,614	14,644	9,280	7,829
Total interest expense	149,983	80,859	80,383	44,697
NET INTEREST INCOME	319,723	295,450	161,410	152,367
Provision for credit losses	—	756	—	—
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	319,723	294,694	161,410	152,367

NONINTEREST INCOME
Investment and wealth management	54,986	47,837	28,865	23,780
Service charges on deposit accounts	21,160	21,514	10,868	11,088
Mortgage banking-related fees	4,545	5,178	2,335	2,895
Investment securities (losses) gains	(13)	490	—	76
Nonmarketable investments	12,233	9,493	5,964	4,222
Other income	32,163	33,423	16,436	18,005
Total noninterest income	125,074	117,935	64,468	60,066

NONINTEREST EXPENSES
Salaries	96,331	96,734	47,232	50,180
Employee benefits	29,027	23,853	14,292	11,956
Net occupancy expense of bank premises	15,702	13,779	7,931	6,857
Furniture and equipment expenses	16,399	15,203	8,094	7,924
Communications and supplies	8,287	8,059	4,469	4,019
Other expenses	50,391	46,438	27,404	22,977
Total noninterest expenses	216,137	204,066	109,422	103,913
Income before income taxes	228,660	208,563	116,456	108,520
Applicable income taxes	84,809	78,063	43,364	40,647
NET INCOME	$143,851	$130,500	$73,092	$67,873

NET INCOME PER SHARE OF COMMON STOCK (Note 3):
Basic	$1.17	$1.09	$0.59	$0.56
Diluted	$1.16	$1.08	$0.59	$0.56
DIVIDENDS PAID PER COMMON SHARE	$0.54	$0.49	$0.28	$0.25

See Notes to Consolidated Financial Statements.

MERCANTILE BANKSHARES CORPORATION
STATEMENTS OF CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY

For the 6 months ended June 30, 2006 and 2005 (Dollars in thousands, except per share data)	Total	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss
BALANCE, DECEMBER 31, 2004	$1,917,683	$158,601	$530,705	$1,231,102	$(2,725)
Net income	130,500			130,500
Unrealized gains (losses) on securities available-for-sale, net of reclassification adjustment, net of taxes	(7,998)				(7,998)
Comprehensive income	122,502
Cash dividends paid:
Common stock ($0.49 per share)	(57,897)			(57,897)
Issuance of 2,444,408 shares for bank acquisition	124,335	4,889	119,446
Fair value of 138,764 converted options related to employee stock option plan of acquired bank	5,182		5,182
Issuance of 54,750 shares for dividend reinvestment and stock purchase plan	2,677	110	2,567
Issuance of 11,740 shares for employee stock purchase dividend reinvestment plan	592	23	569
Issuance of 132,034 shares for employee stock option plan	1,957	265	1,692
Directors’ deferred compensation plan:
Issuance of 1,599 shares	—	2	(2)
Contribution	370		370
Dividend	—		127	(127)
Nonvested stock awards
Issuance of 37,338 shares	1,906	75	1,831
Deferred compensation	(2,000)			(2,000)
Expense	1,291			1,291
Vested stock options	2,519		2,519
BALANCE, JUNE 30, 2005	$2,121,117	$163,965	$665,006	$1,302,869	$(10,723)

BALANCE, DECEMBER 31, 2005	$2,194,722	$164,331	$676,830	$1,386,405	$(32,844)
Net income	143,851			143,851
Unrealized gains (losses) on securities available-for-sale, net of reclassification adjustment, net of taxes	(16,358)				(16,358)
Comprehensive income	127,493
Cash dividends paid:
Common stock ($0.54 per share)	(66,508)			(66,508)
Issuance of 89,574 shares for dividend reinvestment and stock purchase plan	3,162	179	2,983
Issuance of 16,685 shares for employee stock purchase dividend reinvestment plan	643	33	610
Issuance of 50,606 shares for employee stock option plan	1,083	101	982
Directors’ deferred compensation plan:
Issuance of 4,575 shares	143	9	134
Contribution	690		690
Dividend	—		102	(102)
Nonvested stock awards and units
Issuance of 148,641 shares	375	297	78
Repurchase of 37,252 shares for tax settlement	(1,431)	(74)	(1,357)
Expense	3,333		3,333
Vested stock options	1,422		1,422
Adjustment for adoption of SFAS No. 123R	—		(3,206)	3,206
Issuance of 41,084,826 shares for the 3 for 2 stock split	(82)	82,170	(82,252)
BALANCE, JUNE 30, 2006	$2,265,045	$247,046	$600,349	$1,466,852	$(49,202)

See Notes to Consolidated Financial Statements.

MERCANTILE BANKSHARES CORPORATION
STATEMENTS OF CONSOLIDATED CASH FLOWS

Increase (decrease) in cash and cash equivalents	For the 6 months ended June 30,
(Dollars in thousands)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$143,851	$130,500
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	—	756
Depreciation	7,822	7,560
Amortization of other intangible assets	4,542	4,251
Tax benefit from the issuance of stock-based compensation	99	—
Write-downs of other real estate owned	—	1
Gains on sales of other real estate owned	(7)	(153)
Loss (gains) on sales of investments securities	13	(490)
Gains on sales of premises	(103)	(4,541)
Net increase in loans held-for-sale	(36,292)	(5,754)
Net increase in assets:
Interest receivable	(3,754)	(444)
Nonmarketable investments	(9,829)	(6,683)
Other assets	(10,503)	(4,472)
Net increase (decrease) in liabilities:
Interest payable	6,774	3,591
Other liabilities	(11,797)	(27,356)
Net cash provided by operating activities	90,816	96,766

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held-to-maturity	1,127	2,120
Proceeds from maturities of investment securities available-for-sale	492,581	425,262
Proceeds from sales of investment securities available-for-sale	1,791	89,878
Purchases of investment securities held-to-maturity	—	(408,727)
Purchases of investment securities available-for-sale	(540,550)	—
Net increase in loans	(440,535)	(465,812)
Proceeds from sales of other real estate owned	2,241	273
Capital expenditures	(10,426)	(10,189)
Proceeds from sales of premises	536	5,893
Business acquisitions (net of cash received)	—	(78,655)
Business acquisitions contingent consideration	(8,806)	—
Purchases of nonmarketable investments	(5,866)	(3,926)
Net cash used in investing activities	(507,907)	(443,883)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	67,636	136,463
Net increase in interest-bearing deposits	299,421	268,181
Net increase in short-term borrowings	194,405	295,219
Repayment of long-term debt	(77,545)	(67,212)
Tax benefit from the issuance of stock-based compensation	983	—
Excess tax benefit related to stock-based compensation	327	—
Proceeds from issuance of shares	4,745	5,226
Repurchase of common shares	(1,431)	—
Dividends paid	(66,508)	(57,897)
Net cash provided by financing activities	422,033	579,980
Net increase in cash and cash equivalents	4,942	232,863
Cash and cash equivalents at beginning of period	394,840	245,134
Cash and cash equivalents at end of period	$399,782	$477,997

SUPPLEMENTAL INFORMATION
Cash payments for interest	$143,209	$75,916
Cash payments for income taxes	87,998	91,109

See Notes to Consolidated Financial Statements.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities in the financial statements, and the disclosure of revenue and expenses during the reporting period.  These assumptions are based on information available as of the date of the financial statements and could differ from actual results.  See Bankshares’ Annual Report on Form 10-K for more detail.

On January 10, 2006, Bankshares announced a three-for-two stock split on its common stock payable in the form of a stock dividend on January 27, 2006 to stockholders of record as of the close of business on January 20, 2006.  For comparative purposes, certain share, average share and per share amounts have been restated.

2.  Business Combinations / Restructuring

The following provides information concerning acquisitions and restructurings.  Acquisitions were accounted for as purchases with the results of their operations subsequent to the acquisition date included in Bankshares’ Statements of Consolidated Income.

On March 27, 2006, Bankshares signed a definitive merger agreement with James Monroe Bancorp, Inc. (“James Monroe”).  The acquisition of this Arlington, Virginia-based commercial bank was completed on July 17, 2006, and it was merged into Mercantile-Safe Deposit & Trust Company (“MSD&T”).  Under the terms of the agreement, shareholders of James Monroe were entitled to elect to receive either cash in the amount of $23.50 for each share, or .6033 shares of Bankshares common stock for each share of James Monroe common stock they held.  The total consideration paid to James Monroe shareholders in connection with the acquisition was $71.4 million and 1.8 million shares of Bankshares’ common stock.  Bankshares’ acquisition of James Monroe, as of July 17, 2006, will add approximately $552 million in total assets, $414 million in gross loans, $434 million in total deposits, and six full-service branches and a loan production office located in Northern Virginia and suburban Washington, D.C.  For additional information, see the Form 8-K filed in connection with the merger on March 27, 2006.

On May 18, 2005, Bankshares completed its acquisition of Community Bank of Northern Virginia (“CBNV”), a bank headquartered in Sterling, Virginia, which was merged into MSD&T.  The total consideration paid to CBNV shareholders in connection with the acquisition was $82.9 million in cash and 3.7 million shares of Bankshares’ common stock.  The transaction resulted in total assets acquired as of May 18, 2005 of $888.2 million, including $671.0 million of loans and leases; liabilities assumed were $842.3 million, including $626.9 million of deposits.  Additionally, Bankshares recorded $162.9 million of goodwill and $4.6 million of core deposit intangibles.  Bankshares expensed no merger-related costs for the six-month period ended June 30, 2006 and has expensed $1.3 million since the inception of the merger.

3.  Earnings per Share

Basic earnings per share (“EPS”) are computed by dividing income available to common shareholders by weighted average common shares outstanding.  Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of stock options, restricted stock awards, restricted stock units and vested directors’ deferred compensation plan shares.  The following tables provide reconciliations between the computation of basic EPS and diluted EPS for the six and three months ended June 30, 2006 and 2005, respectively.

	For the 6 months ended June 30,
	2006			2005
(In thousands, except per share data)	Net Income	Weighted Average Common Shares	EPS	Net Income	Weighted Average Common Shares	EPS
Basic EPS	$143,851	123,133	$1.17	$130,500	119,812	$1.09
Dilutive effect of :
Stock options		768			603
Restricted stock awards and units		112			112
Vested directors’ deferred compensation plan shares		292			255
Diluted EPS	$143,851	124,305	$1.16	$130,500	120,782	$1.08

	For the 3 months ended June 30,
	2006			2005
(In thousands, except per share data)	Net Income	Weighted Average Common Shares	EPS	Net Income	Weighted Average Common Shares	EPS
Basic EPS	$73,092	123,222	$0.59	$67,873	120,772	$0.56
Dilutive effect of :
Stock options		743			601
Restricted stock awards and units		65			110
Vested directors’ deferred compensation plan shares		294			258
Diluted EPS	$73,092	124,324	$0.59	$67,873	121,741	$0.56

Antidilutive options, awards and units excluded from the computation of diluted earnings per share were 311,207 and 314,961 for the six months ended June 30, 2006 and 2005, respectively and 581,790 and 468,483 for the second quarter of 2006 and 2005, respectively.

4.  Investment Securities

At June 30, 2006 and December 31, 2005, securities with an amortized cost of $1.4 billion and $1.3 billion, respectively, were pledged as collateral for repurchase transactions and certain deposits as required by regulatory guidelines.  The following table shows the amortized cost and fair value of investment securities at June 30, 2006 and December 31, 2005.

	June 30, 2006				December 31, 2005
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities held-to-maturity
States and political subdivisions	$15,532	$366	$27	$15,871	$16,659	$541	$19	$17,181

Investment securities available-for-sale
U.S. Treasury	$439,856	$—	$4,923	$434,933	$434,893	$223	$3,080	$432,036
U.S. Government agencies	995,392	—	14,670	980,722	992,040	29	12,761	979,308
Mortgage-backed securities	1,623,647	346	58,014	1,565,979	1,581,845	685	38,269	1,544,261
States and political subdivisions	63,670	45	472	63,243	70,017	306	188	70,135
Other bonds, notes and debentures	16,137	—	263	15,874	19,083	—	215	18,868
Total bonds	3,138,702	391	78,342	3,060,751	3,097,878	1,243	54,513	3,044,608
Other investments	49,321	1,076	1,440	48,957	43,980	1,236	196	45,020
Total	$3,188,023	$1,467	$79,782	$3,109,708	$3,141,858	$2,479	$54,709	$3,089,628

The following table shows the unrealized gross losses and fair value of securities in the securities available-for-sale portfolio at June 30, 2006, by length of time that individual securities in each category have been in a continuous loss position.

	Less than 12 Months		12 months or more		Total
(Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury	$2,715	$321,877	$2,208	$113,056	$4,923	$434,933
U.S. Government agencies	5,086	473,034	9,584	507,688	14,670	980,722
Mortgage-backed securities	17,330	798,954	40,684	767,025	58,014	1,565,979
States and political subdivisions	431	59,197	41	4,046	472	63,243
Other bonds, notes and debentures	87	6,751	176	9,123	263	15,874
Total bonds	25,649	1,659,813	52,693	1,400,938	78,342	3,060,751
Other investments	1,440	48,957	—	—	1,440	48,957
Total	$27,089	$1,708,770	$52,693	$1,400,938	$79,782	$3,109,708

At June 30, 2006, there were $1.4 billion of individual securities that had unrealized losses for a period greater than 12 months.  At June 30, 2006, these securities had an unrealized loss of $52.7 million of which 54.7% were mortgage-backed securities. Management has assessed the impairment of these securities and determined that the impairment is temporary.  All principal and interest payments on available-for-sale debt securities in an unrealized loss position for greater than 12 months are expected to be collected given the high credit quality of the U.S. government agency debt securities and Bankshares’ ability and intent to hold the securities until the value recovers or they mature.

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

The allowance for loan losses and reserve for unfunded commitments is presented below.

	For the 6 months ended June 30,		For the 3 months ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Allowance for Loan Losses
Balance, beginning of period	$156,673	$149,002	$141,874	$149,017
Allowance of acquired bank	—	7,086	—	7,086
Provision for credit losses	(990)	756	—	—
Transfer to reserve for unfunded commitments	(13,968)	—	—	—
Total	141,715	156,844	141,874	156,103
Charge-offs	(2,228)	(3,115)	(850)	(1,173)
Recoveries	3,373	3,372	1,836	2,171
Net recoveries (charge-offs)	1,145	257	986	998
Balance, end of period	$142,860	$157,101	$142,860	$157,101

Reserve for Unfunded Commitments
Balance, beginning of period	$—	$—	$14,958	$—
Provision for credit losses	990	—	—	—
Transfer from allowance for loan losses	13,968	—	—	—
Balance, end of period	$14,958	$—	$14,958	$—

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

Under Statements of Financial Accounting Standards (SFAS) Nos. 114 and 118, “Accounting by Creditors for Impairment of a Loan-an amendment of FASB Statements Nos. 5 and 15,” a loan is considered impaired, based on current information and events, if it is probable that Bankshares will not collect all principal and interest payments according to the contractual terms of the loan agreement.  The impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the repayment is expected to be provided predominantly by the underlying collateral.  Information with respect to impaired loans and the related valuation allowance (if the measure of the impaired loan is less than the recorded investment) at June 30, 2006, December 31, 2005 and June 30, 2005 is shown below.  See Bankshares’ Annual Report on Form 10-K for more detail.

(Dollars in thousands)	June 30, 2006	December 31, 2005	June 30, 2005
Impaired loans with a specific valuation allowance	$2,474	$11,512	$16,460
All other impaired loans	25,030	9,086	8,746
Total impaired loans	$27,504	$20,598	$25,206

Specific allowance for loan losses applicable to impaired loans	$2,054	$4,150	$10,225
General allowance for loan losses applicable to other than impaired loans	140,806	152,523	146,876
Total allowance for loan losses	$142,860	$156,673	$157,101

Year-to-date interest income on impaired loans recorded on the cash basis	$76	$128	$53
Year-to-date average recorded investment in impaired loans during the period	$22,448	$26,703	$27,887
Quarter-to-date interest income on impaired loans recorded on the cash basis	$41	$14	$30
Quarter-to-date average recorded investment in impaired loans during the period	$24,133	$24,817	$26,993

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Total commitments to extend credit were $4.9 billion at June 30, 2006, $4.8 billion at December 31, 2005, and $4.7 billion at June 30, 2005.

Letters of credit are commitments issued to guarantee the performance of a customer to a third party.  Outstanding letters of credit were $564.3 million at June 30, 2006, $540.6 million at December 31, 2005 and $438.3 million at June 30, 2005.  Fees received for issuing letters of credit are deferred and amortized over the life of the commitment.  The unamortized fees on letters of credit at June 30, 2006, December 31, 2005, and June 30, 2005 had a carrying value of $2.9 million, $2.7 million and $2.3 million, respectively.

One of Bankshares’ mortgage-banking subsidiaries is a Fannie Mae Delegated Underwriting and Servicing lender, and has a loss sharing arrangement for loans originated on behalf of and sold to Fannie Mae.  The unamortized principal balance of the underlying loans totaled $268.5 million, $249.8 million and $225.8 million at June 30, 2006, December 31, 2005 and June 30, 2005, respectively.  The loss reserve for potential losses on loans originated and sold in the secondary market was $84.0 thousand at June 30, 2006 and $60.7 thousand at December 31, 2005.  The mortgage subsidiary also has originated and sold loans with recourse in the event of foreclosure on the underlying real estate.  The unamortized amount of principal balance of loans sold with recourse totaled $1.0 million at June 30, 2006 and $1.3 million at both December 31, 2005 and June 30, 2005.  These mortgages are generally in good standing and are well collateralized; no loss has ensued and no future loss is expected.

Bankshares has committed to invest funds in third-party private equity investments.  At June 30, 2006, December 31, 2005 and June 30, 2005, $25.6 million, $26.6 million and $30.0 million, respectively, remained unfunded.

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

8.  Goodwill and Other Intangible Assets

Goodwill, net, totaled $679.7 million at June 30, 2006 and $670.0 million at December 31, 2005.  In 2005, Bankshares recorded $162.9 million in goodwill in connection with the CBNV acquisition.  In the first quarter of 2006, there was an increase in goodwill of $8.8 million related to a payment made in contingent consideration to the management of Boyd Watterson Asset Management as they met the performance conditions outlined in the merger agreement.

The following table discloses the gross carrying amount and accumulated amortization of intangible assets subject to amortization at June 30, 2006 and December 31, 2005.

	June 30, 2006			December 31, 2005
(Dollars in thousands)	Gross carrying amount	Accumulated amortization	Net amount	Gross carrying amount	Accumulated amortization	Net amount
Core deposits	$54,509	$(23,765)	$30,744	$54,509	$(20,790)	$33,719
Mortgage servicing	3,116	(1,258)	1,858	2,902	(1,145)	1,757
Customer lists and other	17,845	(8,044)	9,801	17,845	(6,668)	11,177
Total	$75,470	$(33,067)	$42,403	$75,256	$(28,603)	$46,653

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

The following table shows the current period and estimated future amortization expense for amortized intangible assets.  The projections of amortization expense shown for mortgage servicing rights are based on asset balances and the interest rate environment as of June 30, 2006.  Future amortization expense may be significantly different depending upon changes in the mortgage-servicing portfolio, mortgage interest rates and market conditions.

(Dollars in thousands)		Core Deposits	Mortgage Servicing	Customer Lists and Other	Total
Six months ended June 30, 2006 (actual)		$2,975	$180	$1,387	$4,542
Six months ended December 31, 2006 (estimated)		2,975	140	1,231	4,346
Twelve months ended December 31, 2006 (estimated)		$5,950	$320	$2,618	$8,888

Estimate for years ended December 31,
	2007	$5,747	$274	$2,533	$8,554
	2008	4,653	257	1,637	6,547
	2009	4,502	257	641	5,400
	2010	4,502	236	505	5,243

9.  Comprehensive Income

The following table summarizes the market value change and related tax effect of unrealized gains (losses) on securities available-for-sale for the six months and three months ended June 30, 2006 and 2005, respectively.  Total comprehensive income is included in the Statements of Changes in Consolidated Shareholders’ Equity.

	For the 6 months ended June 30,
	2006			2005
(Dollars in thousands)	Pretax Amount	Tax (Expense) Benefit	Net Amount	Pretax Amount	Tax (Expense) Benefit	Net Amount
Net Income			$143,851			$130,500
Other comprehensive income
Unrealized holding gains (losses) arising during the period	(26,097)	9,731	(16,366)	(12,477)	4,775	(7,702)
Reclassification adjustment for (gains) losses included in net income	13	(5)	8	(490)	194	(296)
Total other comprehensive income	(26,084)	9,726	(16,358)	(12,967)	4,969	(7,998)
Total comprehensive income			$127,493			$122,502

	For the 3 months ended June 30,
	2006			2005
(Dollars in thousands)	Pretax Amount	Tax (Expense) Benefit	Net Amount	Pretax Amount	Tax (Expense) Benefit	Net Amount
Net Income			$73,092			$67,873
Other comprehensive income
Unrealized holding gains (losses) arising during the period	(11,265)	4,192	(7,073)	(19,744)	(7,256)	12,488
Reclassification adjustment for (gains) losses included in net income	—	—	—	(76)	30	(46)
Total other comprehensive income	(11,265)	4,192	(7,073)	(19,668)	(7,226)	12,442
Total comprehensive income			$66,019			$80,315

10.  Capital Adequacy

Bankshares and its bank affiliates are subject to various regulatory capital adequacy requirements administered by federal and state banking agencies.  These requirements include maintaining certain capital ratios above minimum levels.  These capital ratios include Tier I Capital and Total Risk-Based Capital as percentages of net risk-weighted assets and Tier I Capital as a percentage of adjusted average total assets (leverage ratio).  The minimum ratios for capital adequacy purposes are 4.00%, 8.00% and 4.00%, for the Tier I Capital, Total Capital and Leverage Ratios, respectively.  To be categorized as well capitalized, a bank must maintain minimum ratios of 6.00%, 10.00% and 5.00%, for its Tier I Capital, Total Capital and Leverage Ratios, respectively.  As of June 30, 2006, Bankshares and each of its bank affiliates exceeded all capital adequacy requirements to be considered well capitalized.

Actual capital amounts and ratios are presented in the following table for Bankshares and its affiliates.

June 30, 2006 (Dollars in thousands)	Tier I Capital	Total Risk-Based Capital	Net Risk-Weighted Assets	Adjusted Average Total Assets	Tier I Capital Ratio	Total Capital Ratio	Leverage Ratio
Bankshares	$1,597,978	$2,049,782	$13,346,820	$16,000,332	11.97%	15.36%	9.99%
Annapolis Banking & Trust	43,962	51,224	340,939	478,732	12.89	15.02	9.18
Citizens National Bank	107,036	154,814	1,176,819	1,324,604	9.10	13.16	8.08
Farmers & Mechanics Bank	166,507	227,647	1,356,200	1,695,357	12.28	16.79	9.82
Marshall National Bank & Trust	13,587	20,021	138,278	181,032	9.83	14.48	7.51
Mercantile County Bank	81,471	118,289	732,072	941,815	11.13	16.16	8.65
Mercantile Eastern Shore Bank	54,074	85,376	471,352	602,238	11.47	18.11	8.98
Mercantile Peninsula Bank	148,022	219,360	1,396,872	1,763,519	10.60	15.70	8.39
Mercantile-Safe Deposit & Trust Company	542,958	661,045	6,053,819	7,167,270	8.97	10.92	7.58
Mercantile Southern Maryland Bank	95,251	132,077	679,647	980,757	14.01	19.43	9.71
National Bank of Fredericksburg	38,737	49,492	384,705	473,753	10.07	12.86	8.18
Westminster Union Bank	69,578	100,048	520,477	820,147	13.37	19.22	8.48

December 31, 2005 (Dollars in thousands)	Tier I Capital	Total Risk-Based Capital	Net Risk-Weighted Assets	Adjusted Average Total Assets	Tier I Capital Ratio	Total Capital Ratio	Leverage Ratio
Bankshares	$1,518,454	$1,975,313	$12,848,926	$15,471,385	11.82%	15.37%	9.81%
Annapolis Banking & Trust	43,148	50,382	331,167	484,567	13.03	15.21	8.90
Citizens National Bank	103,600	151,903	1,139,217	1,281,737	9.09	13.33	8.08
Farmers & Mechanics Bank	164,489	225,553	1,341,615	1,700,721	12.26	16.81	9.67
Marshall National Bank & Trust	12,661	19,235	132,110	164,212	9.58	14.56	7.71
Mercantile County Bank	77,489	116,005	728,884	916,864	10.63	15.92	8.45
Mercantile Eastern Shore Bank	52,538	83,614	451,831	575,426	11.63	18.51	9.13
Mercantile Peninsula Bank	141,149	214,251	1,336,315	1,677,958	10.56	16.03	8.41
Mercantile-Safe Deposit & Trust Company	509,252	624,036	5,795,437	6,721,535	8.79	10.77	7.58
Mercantile Southern Maryland Bank	94,717	131,461	620,898	954,636	15.25	21.17	9.92
National Bank of Fredericksburg	37,081	48,169	353,718	455,590	10.48	13.62	8.14
Westminster Union Bank	66,961	98,053	509,424	810,677	13.14	19.25	8.26

Bankshares has an ongoing share repurchase program.  Purchases may be made from time to time, subject to regulatory requirements, in open market or in privately negotiated transactions.  Purchased shares are retired.  During the six months ended June 30, 2006, Bankshares purchased 37,252 shares in net settlement of the minimum tax liability for vested restricted stock.  On June 13, 2006, Bankshares’ Board of Directors authorized the repurchase of an additional 2,000,000 shares to the 677,000 shares remaining from a previously announced program.  At June 30, 2006, there were approximately 2.68 million shares remaining available for repurchase under the program.

11.  Segment Reporting

Operating segments as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” are components of an enterprise with separate financial information.  The component engages in business activities from which it derives revenues and incurs expenses and the operating results of which management relies on for decision-making and performance assessment. Bankshares has two reportable segments — Banking and Investment and Wealth Management (“IWM”).  The Banking segment is comprised of 11 affiliate banks.  During 2005, the Private Bank Group of Mercantile-Safe Deposit and Trust Company was consolidated into the Private Banking Group of  IWM.  The segment results have been reclassified to conform to current presentation for comparability.  Additionally, as loans and deposits are now being reflected in the IWM segment, a funds transfer-pricing model was utilized to match the duration of the funding and investment of the IWM segment assets and liabilities.

The tables below present selected segment information for the six and three months ended June 30, 2006 and 2005.  The components in the “Other” column consist of amounts for the nonbank affiliates, unallocated corporate expenses, including income taxes, and intercompany eliminations.  Certain expense amounts such as operations overhead were reclassified from internal financial reporting in order to provide for full cost absorption.  These reclassifications are shown in the “Adjustments” line.

	For the 6 months ended June 30, 2006				For the 6 months ended June 30, 2005
(Dollars in thousands)	Banking	IWM	Other	Total	Banking	IWM	Other	Total
Net interest income	$313,993	$5,942	$(212)	$319,723	$291,444	$4,222	$(216)	$295,450
Provision for credit losses	—	—	—	—	(756)	—	—	(756)
Noninterest income	60,857	55,200	9,017	125,074	62,479	47,841	7,615	117,935
Noninterest expenses	(171,169)	(43,564)	(1,404)	(216,137)	(164,104)	(35,823)	(4,139)	(204,066)
Adjustments	10,916	(421)	(10,495)	—	7,965	(2,411)	(5,554)	—
Income (loss) before income taxes	214,597	17,157	(3,094)	228,660	197,028	13,829	(2,294)	208,563
Income tax expense	(75,713)	(6,863)	(2,233)	(84,809)	(68,820)	(5,532)	(3,711)	(78,063)
Net income (loss)	$138,884	$10,294	$(5,327)	$143,851	$128,208	$8,297	$(6,005)	$130,500

Average loans	$11,605,636	$179,004	$341	$11,784,981	$10,463,869	$144,160	$399	$10,608,428
Average earning assets	14,917,768	179,004	(57,014)	15,039,758	13,372,528	144,160	16,125	13,532,813
Average assets	16,365,303	179,558	73,609	16,618,470	14,573,533	144,476	154,924	14,872,933
Average deposits	12,097,362	293,583	(324,681)	12,066,264	10,997,963	190,503	(190,934)	10,997,532
Average equity	2,019,791	37,321	228,417	2,285,529	1,818,552	33,504	144,388	1,996,444

	For the 3 months ended June 30, 2006				For the 3 months ended June 30, 2005
(Dollars in thousands)	Banking	IWM	Other	Total	Banking	IWM	Other	Total
Net interest income	$158,099	$3,370	$(59)	$161,410	$150,336	$2,236	$(205)	$152,367
Provision for credit losses	—	—	—	—	—	—	—	—
Noninterest income	30,791	29,006	4,671	64,468	32,988	23,528	3,550	60,066
Noninterest expenses	(85,897)	(22,045)	(1,480)	(109,422)	(83,653)	(18,977)	(1,283)	(103,913)
Adjustments	5,810	(164)	(5,646)	—	4,429	(742)	(3,687)	—
Income (loss) before income taxes	108,803	10,167	(2,514)	116,456	104,100	6,045	(1,625)	108,520
Income tax expense	(38,598)	(4,067)	(699)	(43,364)	(36,532)	(2,419)	(1,696)	(40,647)
Net income (loss)	$70,205	$6,100	$(3,213)	$73,092	$67,568	$3,626	$(3,321)	$67,873

Average loans	$11,739,031	$182,202	$307	$11,921,540	$10,751,944	$146,944	$375	$10,899,263
Average earning assets	15,085,461	182,202	(70,667)	15,196,996	13,683,513	146,944	10,534	13,840,991
Average assets	16,556,117	182,808	60,047	16,798,972	14,936,074	147,288	150,209	15,233,571
Average deposits	12,209,522	316,777	(336,106)	12,190,193	11,280,789	189,692	(197,261)	11,273,220
Average equity	2,034,960	37,877	236,312	2,309,149	1,864,138	33,875	144,091	2,042,104

12.  Derivative Instruments and Hedging Activities

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment to FASB Statement No. 133,” and SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities” (collectively referred to as “derivatives”), establish accounting and reporting standards for derivative instruments and for hedging activities.  Bankshares maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  Currently, derivative instruments that are used as part of the interest rate risk management strategy have been restricted to interest rate swaps.  Interest rate swaps generally involve the exchange of fixed-rate and variable-rate interest payments between two parties, based on a common notional principal amount and maturity date.  At June 30, 2006, Bankshares had interest rate swaps to convert a portion of its nonprepayable fixed-rate debt to floating-rate debt.  Bankshares also arranges interest rate swaps, caps and swaptions for commercial loan customers through its Capital Markets Group.  Derivative transactions executed with loan customers are hedged by means of an offsetting derivative trade with a third party.  In this way, Bankshares manages the market risk arising from capital markets-related derivative activity.

The fair value of derivative instruments is based on swap and option valuations.  The swap value is estimated by using pricing models that incorporate quoted market prices for swap rates and futures contracts and assumes all counterparties have the same credit rating.  The option valuation is estimated by using standard market models (such as the modified Black-Scholes model on interest rate options), incorporating quoted market prices and volatilities.  The fair value of derivative instruments related to customer accommodations recorded in other assets was $12.1 million (notional $398.4 million) and $5.3 million (notional $345.5 million) at June 30, 2006 and December 31, 2005, respectively.  The fair value of derivative instruments relating to hedges and customer accommodations recorded in other liabilities was $30.9 million (notional $690.8 million) and $12.3 million (notional $609.1 million) at June 30, 2006 and December 31, 2005, respectively.

Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded as other noninterest income in the results of operations.  For all hedge relationships, ineffectiveness resulting from differences between the changes in fair values or cash flows of the hedged item and changes in fair value of the derivative are recognized as other noninterest income in the results of operations.  The net interest settlement on derivatives designated as fair value or cash flow hedges is treated as an adjustment of the interest income or interest expense of the hedged assets or liabilities.  The fair-value hedges of nonprepayable fixed-rate debt were effective for the reported periods and qualified for short-cut hedge accounting treatment.  The impact of the hedges increased interest expense $441 thousand in the first six months of 2006 as compared with a decrease of $2.8 million for the same period in 2005.

The following tables summarize the gross position of derivatives relating to hedging activities at June 30, 2006 and December 31, 2005.

	June 30, 2006			December 31, 2005
(Dollars in thousands)	Notional or Contractual Amount	Credit Risk Amount (1)	Estimated Net Fair Value	Notional or Contractual Amount	Credit Risk Amount (1)	Estimated Net Fair Value
Asset/Liability Management Hedges
Interest Rate Contracts:
Swaps	$350,000	$—	$(23,573)	$350,000	$—	$(10,349)

Customer Accommodations
Interest Rate Contracts:
Swaps	$727,602	$12,136	$4,400	$592,934	$5,327	$3,462
Swaptions/Caps Purchased	5,787	62	62	5,850	57	57
Swaptions/Caps Sold	5,787	—	(62)	5,850	—	(57)

(1)             Credit risk amounts reflect the replacement cost for those contracts in a gain position in the event of nonperformance by all counterparties.

Mortgage loans held-for-sale have inherent forward contract (agreements to sell or purchase loans at a specific rate or yield) characteristics.  Risk may arise from the corresponding parties’ inability to meet the terms of their contracts and from movements in interest rates.  Bankshares has forward commitments to sell individual fixed-rate and variable-rate mortgage loans that are on its balance sheet at fair value or are approved, but not yet funded.  The fair value of the forward contracts was $6.4 million at June 30, 2006 and $0.2 million at December 31, 2005.

13.  Stock-based Compensation Expense

Bankshares adopted SFAS No. 123(R), “Share-Based Payment,” effective January 1, 2006 under the modified version of prospective application.  The following disclosures are provided pursuant to the requirements of SFAS 123(R).

Under SFAS 123(R), awards granted to retirement eligible employees are expensed immediately.  Under Bankshares’ Omnibus Stock Plan, retirement eligible is defined as employees reaching normal retirement at age 65.  As a practice, Bankshares has not granted awards to retirement eligible employees.  As of June 30, 2006, there were no retirement eligible employees with outstanding awards that had not been fully expensed.  Prior to implementing SFAS 123(R), Bankshares accrued compensation cost for share-based compensation based on total awards granted, pursuant to SFAS 123.  Any subsequent forfeitures were reversed from compensation expense when the performance or service requirement was not achieved.  Upon implementation of SFAS 123(R), Bankshares is estimating forfeitures upon the grant of awards and reducing the amount to be charged to expense by this estimate.

We sponsor several share-based plans, which are described below.  The compensation cost expensed for those plans was $3.3 million and $1.3 million for the quarters ended June 30, 2006 and 2005, respectively, and $5.0 million and $2.7 million for the six months ended June 30, 2006 and 2005, respectively.  The total income tax benefit recognized in the income statement for share-based compensation arrangements was $889 thousand and $178 thousand for the quarters ended June 30, 2006 and 2005, respectively, and $1.3 million and $357 thousand for the six months ended June 30, 2006 and 2005, respectively.  At June 30, 2006, unrecognized compensation cost related to nonvested stock options, restricted stock awards and restricted stock units (“RSUs”) totaled $22.8 million.  The cost of these nonvested awards is expected to be recognized over a weighted average period of 2.61 years.

The 1999 Omnibus Stock Plan permitted the grant of stock options and other stock incentives, including restricted stock awards and restricted stock units, to key employees of Bankshares and its affiliates.  The 1999 Plan provided for the issuance of up to 4,500,000 shares (as adjusted for the stock split) of Bankshares authorized but unissued common stock.  The number of shares of common stock that remained available for future grants under the Plan at June 30, 2006 was 933,983 shares.  Options issued as a result of mergers or acquisitions are not considered to be part of the 1999 Omnibus Stock Plan.  Options outstanding were granted at market value and included both performance-based and nonperformance-based options.  Options became exercisable ratably over three or four years.  All options terminate 10 years from date of grant if not exercised.  The estimated forfeiture rate used to calculate the current quarter and year-to-date compensation cost was 2.0%.  Because of the historically low forfeiture rate, the impact to compensation expense was immaterial as compared with the same periods of 2005.

On March 29, 2006, the Compensation Committee authorized the issuance of up to 317,802 performance based restricted stock units (“Performance RSUs”) pursuant to the 2006 Performance Stock Program.  The vesting of the Performance RSUs will be determined based upon the percentage improvement in Bankshares’ pre-tax operating income (“PTOI”) over a three-year performance period (the “Performance Period”) ending December 31, 2008 (with no adjustments for acquisitions or other extraordinary events).  In addition to the performance period, the awards earned are subject to an additional one-year service requirement.  Depending on actual performance, the Performance RSUs will vest at levels from 0% to 100%.  The estimated forfeiture rate used to calculate the current quarter and year-to-date compensation for RSUs was 33.3%.  On the same date, the Committee also awarded 104,630 RSUs to Bankshares’ chief executive officer.  The award will vest ratably over four years.  The RSUs do not convert into common stock and will not be available for sale until the employment of the chief executive officer terminates.

The table below summarizes activity related to stock options during the six months ended June 30, 2006.

	Options issued and outstanding	Weighted average exercise price	Options exercisable	Weighted average exercise price
Balance, December 31, 2005	2,659,240	$25.01	1,489,397	$20.80
Granted	524,000	38.03
Expired/Forfeited	(519)	13.45
Exercised	(60,215)	20.16
Balance, June 30, 2006	3,122,506	$27.28	2,045,469	$23.15

The total intrinsic value of stock options exercised during the six months ended June 30, 2006 and 2005 was $1.1 million and $4.7 million, respectively.  Cash received from options exercised under all share-based payment arrangements for the six months ended June 30, 2006 and 2005 was $0.9 million and $2.0 million, respectively.  The actual tax return benefit associated with the tax deductions recognized in the income statement from the option exercise of the share-based payment arrangements totaled $1.0 million for the six months ended June 30, 2006; there was no actual tax return benefit for the six months ended June 30, 2005.

The following table provides selected information on nonvested stock options as of June 30, 2006, and changes during the six months ended June 30, 2006.

	Nonvested stock options	Weighted average grant-date fair value
Balance, December 31, 2005	1,164,825	$30.36
Granted	524,000	38.03
Vested	(611,788)	28.52
Forfeited	—
Balance, June 30, 2006	1,077,037	$35.14

The following table provides selected information on stock options outstanding and exercisable at June 30, 2006.

	June 30, 2006
(Dollars in thousands, except per share data)	Outstanding	Exercisable
Number of options	3,122,506	2,045,469
Weighted-average exercise price	$27.28	$23.15
Aggregate intrinsic value	$27,426	$25,614
Weighted-average remaining contractual term, in years	7.30	6.42

The weighted average grant-date fair value of options granted during the six months ended June 30, 2006 and 2005 was $7.15 and $10.15, respectively.  The total fair value of shares vested during the six months ended June 30, 2006 and 2005 was $22.2 million and $16.0 million, respectively.

The weighted average fair value of options granted is estimated as of the grant date using the Black-Scholes option-pricing model.

The following weighted average assumptions were used as inputs to the Black-Scholes model for grants in the six months ended June 30, 2006 and 2005, respectively:

•                  Dividend yields of 2.75% and 2.53%

•                  Volatilities of 20.62% and 17.24%

•                  Risk-free interest rates of 4.67% and 4.88%

•                  Expected terms of 4.73 and 4.57 years

The expected volatility assumptions were derived by analyzing the historical price volatility of our stock over the past five years.  The expected terms of options were determined by reviewing historically the  time within which a minimum of 50% of shares granted to an employee were exercised over the past 6 years.

Restricted stock awards outstanding were granted at market value and vest ratably over three years or in total at the end of a specified three-year period.  The number of restricted stock awards granted in the six months ended June 30, 2006 and 2005 was 148,641 and 54,386, respectively.  Compensation expense is recognized on a straight-line basis over the vesting period.  Relative to awards granted in the six months ended June 30, 2006, 85,309 shares are subject to a one-year vesting, and 54,015 vest over three years.  Additionally, 9,317 shares, representing dividend equivalent shares related to previous awards that vested during the current period, were awarded and vested immediately.

The following table provides selected information related to restricted stock awards and restricted stock units as of June 30, 2006, and changes during the six months ended June 30, 2006.

	Restricted Stock Awards	Restricted Stock Units
Outstanding at December 31, 2005	249,090	—
Granted	148,641	422,432
Vested	(147,584)	—
Outstanding at June 30, 2006	250,147	422,432

Another form of stock-based compensation is phantom stock, which is used for a portion of Bankshares’ directors’ deferred compensation plan.  This plan provides for the issuance of up to 667,500 shares of Bankshares’ authorized but unissued common stock.  The Plan requires all deferred fees to be settled in Bankshares’ stock.

14.  Pension & Other Postretirement Benefit Plans

Bankshares sponsors qualified and nonqualified pension plans and other postretirement benefit plans for its employees.  The following table summarizes the components of the net periodic benefit cost for the pension plans for the six and three months ended June 30, 2006 and 2005, respectively.

	For the 6 months ended June 30, 2006			For the 6 months ended June 30, 2005
(Dollars in thousands)	Qualified	Nonqualified	Total	Qualified	Nonqualified	Total
Service cost	$3,799	$428	$4,227	$3,660	$304	$3,964
Interest cost	5,977	215	6,192	5,638	80	5,718
Expected return on plan assets	(8,780)	—	(8,780)	(8,287)	—	(8,287)
Amortization of prior service cost	592	15	607	585	12	597
Recognized net actuarial loss (gain)	1,075	40	1,115	731	(93)	638
Amortization of transition asset	—	—	—	—	—	—
Net periodic benefit cost	$2,663	$698	$3,361	$2,327	$303	$2,630

	For the 3 months ended June 30, 2006			For the 3 months ended June 30, 2005
(Dollars in thousands)	Qualified	Nonqualified	Total	Qualified	Nonqualified	Total
Service cost	$1,904	$255	$2,159	$1,882	$139	$2,021
Interest cost	3,069	172	3,241	2,825	45	2,870
Expected return on plan assets	(4,291)	—	(4,291)	(4,149)	—	(4,149)
Amortization of prior service cost	292	15	307	285	12	297
Recognized net actuarial loss (gain)	701	86	787	381	(93)	288
Amortization of transition asset	—	—	—	—	—	—
Net periodic benefit cost	$1,675	$528	$2,203	$1,224	$103	$1,327

The following table summarizes the components of the net periodic benefit cost for the other postretirement benefit plans for the six and three months ended June 30, 2006 and 2005, respectively.

	For the 6 months ended June 30,		For the 3 months ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Service cost	$215	$267	$108	$134
Interest cost	496	498	248	249
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial loss	152	176	76	88
Amortization of transition asset	—	—	—	—
Net periodic benefit cost	$863	$941	$432	$471

As previously disclosed in its financial statements for the year ended December 31, 2005, Bankshares generally makes cash contributions to the pension plan in amounts up to that permitted by guidelines established under employee benefit and tax laws.  Bankshares estimates that it could be able to contribute up to approximately $19 million to the pension plan for 2006.  Cash contributions are normally made after valuations have been finalized for the plan year and prior to the tax return filing date.  As of June 30, 2006, total contributions of $15 million had been made in 2006.  No further contributions are expected to be made in the current year.

15.  Recent Accounting Standards

On February 16, 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 155, “Accounting for Certain Hybrid Instruments.”  This standard amends the guidance in FASB Statements (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis.  SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  Bankshares does not anticipate this statement will have a material effect on its results of operations or financial condition.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets-An Amendment of FASB Statement No. 140.”  This standard amends the guidance in SFAS No.140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  Among other requirements, SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.  The standard requires initial measurement of all newly purchased or issued separately recognized servicing assets and servicing liabilities at fair value, if practicable.  Subsequent measurements may be made using either the fair value or amortization method.  SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 with early adoption permitted in the quarter-ended March 31, 2006.  Bankshares does not anticipate this statement will have a material effect on its results of operations or financial condition.

On July 13, 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  An enterprise shall disclose the cumulative effect of the change on retained earnings in the statement of financial position as of the date of adoption and such disclosure is required only in the year of adoption.  Bankshares is in the process of analyzing the implications of FIN 48.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

MERCANTILE BANKSHARES CORPORATION

HIGHLIGHTS

Consolidated Financial Results

On January 10, 2006, Bankshares announced a three-for-two split on its common stock payable in the form of a stock dividend on January 27, 2006 to stockholders of record as of the close of business on January 20, 2006.  For comparative purposes, certain share, average share and per share amounts have been restated.

Net income for the quarter ended June 30, 2006 was $73.1 million, a 7.7% increase from net income of $67.9 million for the same period in 2005 and a 3.3% increase from the $70.8 million reported for the first quarter of 2006.  For the quarter ended June 30, 2006, diluted net income per share was $0.59, an increase of 5.4% from the $0.56 reported for the same period last year and an increase of 3.5% from the $0.57 reported for the first quarter of 2006.  Adjusted weighted average shares outstanding increased from 121.7 million for the quarter ended June 30, 2005 to 124.3 million for the quarter ended June 30, 2006.

Net interest income, on a taxable equivalent basis, for the quarter ended June 30, 2006 increased 6.0% to $163.3 million from $154.0 million for the second quarter of last year.  Compared with the first quarter of 2006, net interest income increased 1.9% over the $160.1 million reported for that period.  As noted in prior quarters, the competitive pressures on the lending and the funding fronts have not subsided.  The result is that the net interest margin continues to be under pressure.  The net interest margin for the current quarter was 4.31% as compared with 4.36% for the first quarter of 2006.  The net interest margin for the second quarter of 2005 was 4.46%.

At June 30, 2006, nonperforming assets amounted to $29.3 million, or 0.24%, of period-end loans and other real estate owned, an increase of $1.6 million from the $27.7 million at June 30, 2005.  Nonperforming assets were $23.6 million at March 31, 2006.  The comparable nonperforming asset ratios were 0.24% and 0.20% at June 30, 2005 and March 31, 2006, respectively.  The level of “monitored” loans, or loans with characteristics suggesting that they could be classified as nonperforming in the near future, amounted to $13.5 million at June 30, 2006.  Monitored loans were $0.5 million at June 30, 2005 and $13.9 million at March 31, 2006.  The increase in nonperforming loans over the prior year is largely attributable to one relationship at the lead bank.  The allowance for possible loan losses was 1.19% of loans outstanding at June 30, 2006.

Noninterest income, which includes investment and wealth management fees, service charges on deposit accounts, mortgage banking-related fees, securities gains and losses, nonmarketable investments income and other income, increased 7.3% to $64.5 million for the second quarter of 2006 from $60.1 million for the second quarter of 2005.

Noninterest income increased $3.9 million, or 6.4%, in the second quarter of 2006 from the first quarter of 2006. The increase was primarily due to the $2.7 million increase in IWM revenues, higher electronic banking fees and service charges on deposits.  These increases were offset partially by seasonally lower insurance revenues.

During the quarter, Bankshares reached an agreement to sell its ownership interest in Columbia National Real Estate Finance, LLC (“CNREF”) to the minority partners. The transaction is not expected to have a material impact on future operating results.  Bankshares will continue to operate in this business through its other subsidiary, HarborPoint Capital, which is a licensed Fannie Mae DUS™ lender.  For the first six months of 2006, CNREF accounted for $1.6 million in net interest income, $3.5 million in noninterest income, and $3.6 million in noninterest expense.  The sale is expected to close on July 31, 2006.

Bankshares’ IWM unit restructured its Real Estate Advisory Unit and a major advisory relationship within the unit.   As a result of the changes, pretax income of $1.4 million was recognized this quarter.

Noninterest expenses, which include salaries, employee benefits, net occupancy expense of bank premises, furniture and equipment expenses, communications and supplies and other expenses, increased by 5.3% for the quarter ended June 30, 2006 to $109.4 million from $103.9 million for the second quarter of 2005.

Noninterest expense increased $2.7 million from the first quarter of 2006 primarily due to professional services and a licensing fee related to the restructured real estate pension advisory relationship.

Bankshares also reports cash operating earnings, defined as “GAAP” (Generally Accepted Accounting Principles) earnings excluding the amortization of intangible assets associated with purchase accounting for business combinations; securities gains and losses; and other significant gains, losses or expenses (such as those associated with integrating acquired entities’ operations into Bankshares) unrelated to Bankshares’ core operations.  We believe these non-GAAP measures provide information useful to investors in understanding our ongoing core business and operational performance trends.  These measures should not be viewed as a substitute for GAAP.  Management believes presentations of financial measures excluding the impact of certain items provide useful supplemental information and better reflect core operating activities.  In order to arrive at core business operating results, the effects of certain non-core business transactions such as gains and losses on the sale of securities, amortization of intangibles, restructuring charges and merger-related expenses, have been excluded.  Management reviews these same measures internally.  For instance, the cash operating efficiency ratio, rather than the GAAP basis efficiency ratio, is used to measure management’s success at controlling ongoing, core operating expenses.  We believe these measures are consistent with how investors and analysts typically evaluate our industry, and by providing these measures, we facilitate their analysis.  Cash operating earnings totaled $74.4 million for the second quarter of 2006, an increase of 10.8% over $67.2 million for the same period in 2005.

Additionally, management believes that reporting several key measures based on tangible assets (total assets less intangible assets) and tangible equity (total equity less intangible assets) is important, as this more closely approximates the basis for measuring the adequacy of capital for regulatory purposes.  The ratio of average tangible equity to average tangible assets was 9.88% for the quarter ended June 30, 2006 compared with 9.67% for the same period in 2005.  See Reconciliation of Non-GAAP Measures for the reconciliation of GAAP measures to non-GAAP measures found at the end of this management’s discussion.

For the first six months of 2006, net income was $143.9 million, an increase of 10.2% over the $130.5 million reported for the same period in 2005.  Diluted net income per share was $1.16, an increase of 7.4% from the $1.08 reported for the same period last year.  For the six months ended June 30, 2006, cash operating earnings were $146.5 million compared with $130.2 million for the same period last year.  Average tangible equity to average tangible assets for the year-to-date 2006 and 2005 were 9.85% and 9.83%, respectively.

CRITICAL ACCOUNTING POLICIES AND RELATED ESTIMATES

In order to understand Bankshares’ financial position and results of operations, it is important to understand Bankshares’ significant accounting policies and the extent to which judgment and estimates are used in applying those policies. Bankshares’ accounting and reporting policies are in accordance with accounting principles generally accepted in the United States (GAAP), and they conform to general practices within the applicable industries. Management uses a significant amount of judgment and estimates based on assumptions for which the actual results are uncertain when the estimate is made. Bankshares has identified five policies as being particularly sensitive in terms of judgments and the extent to which estimates are used: allowance for loan losses and the reserve for unfunded commitments; loans in nonaccrual status or deemed to be impaired; investment securities; income taxes; and valuation of goodwill and intangible assets. An update of our accounting policy for the allowance for loan losses and the reserve for unfunded commitments is provided below. For more information on our critical accounting policies, please refer to our 2005 Annual Report on Form 10-K.

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

For both business and retail loans, the formula-based components include additional qualitative amounts to establish reasonable ranges that consider observed historical variability in losses.  Factors we may consider in setting these amounts include, but are not limited to, industry-specific data, portfolio-specific risks or concentrations, and macroeconomic conditions. Including these variability components in the model enables us to capture probable incurred losses that are not yet evident in current default rates, delinquencies and other credit-risk measurement tools.

The specific allowance allocation is based on an analysis of the loan portfolio. Each loan with an outstanding balance in excess of a specified threshold that is either in nonaccrual status or on the “Watchlist” is evaluated. The Watchlist includes loans identified and closely followed by management. These loans possess certain qualities or characteristics that may lead to collection and loss issues. The identified loans are evaluated for potential loss by analyzing current collateral values or present value of cash flows, as well as the capacity of the guarantor, as applicable.  This is in accordance with SFAS No. 114, “Accounting for Creditors for Impairment of a Loan,” and SFAS No. 118, “Accounting for Creditors for Impairment of a Loan — Income Recognition and Disclosure.”

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

SEGMENT REPORTING

As noted in Note No. 11 — Segment Reporting, Bankshares reports two business segments — (1) Banking and (2) Investment and Wealth Management (“IWM”) — for which financial information is segregated for use in assessing performance and allocating resources when reporting to the Board of Directors.  Segment financial information is subjective and, unlike financial accounting, is not necessarily based on GAAP. As a result, the financial information of the reporting segments is not necessarily comparable with similar information reported by others and may not be comparable with Bankshares’ consolidated results.  Certain expense amounts, such as operations overhead, have been reclassified for internal financial reporting purposes in order to provide for proper allocation of costs in the reported data.

A schedule disclosing the details of these operating segments can be found in Note No. 11 — Segment Reporting.

Banking

The Banking segment consists of 11 affiliate banks.  Mortgage banking activities are not viewed as a separate business line due to their insignificant impact on the core business of Bankshares and, accordingly, are included in the Banking segment.

Net income for the six months ended June 30, 2006 increased 8.3%, to $138.9 million, from the $128.2 million earned during the same period last year.  Net interest income for Banking increased 7.7% to $314.0 million for the six months ended June 30, 2006.  The growth in net interest income reflected an 11.6% increase in average earning assets, offset by an 11 basis point decline in the net interest margin from 4.45% at June 30, 2005 to 4.34% at June 30, 2006.  Average loan balances increased 10.9% year-over-year.   Commercial real estate loan balances increased 14.6%, residential real estate loan balances increased 6.8% and construction loan balances increased 25.9%.  Average deposits included growth in money market accounts, time deposits greater than $100,000 and noninterest-bearing checking, offset by a reduction in balances associated with savings accounts and checking plus interest accounts in the first half of 2006, compared with the first half of 2005.  The decline in the net interest margin was primarily attributable to the impact of growth in premium money market accounts and certificates of deposit as customers shifted to these higher rate products, and yields on loans and investments lagging the increase in funding costs.

As a reflection of the favorable credit quality within the loan portfolio, Banking recorded no provision for credit losses for the first half of 2006 as compared with a $756 thousand provision for the same period of 2005.  During the first quarter of 2006, Banking established a reserve for unfunded commitments of $15 million by a reclassification of $14 million from the allowance for loan losses and the recording of a $1.0 million provision related to increased unfunded commitments during the quarter.  No provision for unfunded commitments was deemed necessary in the second quarter of 2006.  The allowance for loan losses as a percent of loans was 1.19% at June 30, 2006 compared with 1.35% at December 31, 2005 and 1.38% at June 30, 2005.

Noninterest expenses were $171.2 million for the first half of 2006 compared with $164.1 million for the same period of 2005, an increase of $7.1 million, or 4.3%.  Noninterest expenses net of adjustments were $160.3 million for the first half of 2006, a $4.1 million increase, or 2.6%, over $156.1 million for the same period of 2005.  The increase in noninterest expenses was primarily related to the CBNV acquisition as well as normal merit and salary increases, higher benefit costs, higher professional fees and the addition of new branches.  These increases were partially offset by an increase in the amount of deferred loan origination costs and a decrease in incentive compensation accruals based on lower growth in net income.

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

•                  Private Banking Services:  Deposits, loans, and mortgages.

Net income for the first half of 2006 increased 24.1%, or $2.0 million, to $10.3 million over the $8.3 million in the first half of 2005.  Pretax profit margins, prior to corporate overhead allocations, were 28.1% and 26.6% for the first half of 2006 and 2005, respectively.  During the second quarter of 2006, Bankshares’ IWM Real Estate Advisory Unit restructured a major advisory relationship.  As a result, pretax income of $1.4 million was recognized during the second quarter of 2006.  For more information on corporate overhead see “Other” in Segment Reporting below.

While the equity markets rose during the past twelve months, this positive momentum reversed somewhat in the second quarter of 2006.  The S&P 500 Index ended June 30, 2006 at 1,270, up 6.6% from 1,191 at the end of June 2005, but down 1.9% from the first quarter of this year.  Between June 30, 2005 and June 30, 2006, the Dow Jones Industrial Average increased 8.5% to 11,150 and the Nasdaq rose 5.6 % to 2,172.  The fixed income markets, as measured by the Lehman Brothers US Aggregate Bond Index, were down 5.8% for the twelve-month period ended June 30, 2006.  Bankshares’ investment asset base is relatively balanced between equities (including real estate) and fixed income, cash and other securities.  As of June 30, 2006, 48.5% of IWM managed assets were invested in equities, including real estate.  Approximately 30.2% were invested in fixed income securities and 21.2% were invested in cash and other.

	As of June 30,
Market Indices	2006	2005
Dow Jones Industrial Average	11,150	10,275
Year-over-Year % Change	8.5%	-1.5%
S&P 500 Index-period-end	1,270	1,191
Year-over-Year % Change	6.6%	4.4%
Nasdaq	2,172	2,057
Year-over-Year % Change	5.6%	0.4%
Lehman Brothers US Aggregate Bond Index	98.5	104.6
Year-over-Year % Change	-5.8%	1.6%

Revenues in the first half of 2006 increased $9.1 million, or 17.4%, to $61.1 million from $52.1 million in the same period last year.  Solid revenue growth was realized in Institutional Management, Mercantile Funds, and Private Banking.  Solid growth was also realized in Private Wealth Management and Brokerage.

Private Wealth Management benefited from the rise in equity markets during the past year, the addition of net new assets and a fee increase on some accounts at the beginning of 2006. Personal Assets under Administration at June 30, 2006, increased $0.8 billion, or 6.7%, to $12.8 billion from June 30, 2005.  At June 30, 2006 as compared with June 30, 2005, Personal Assets with Investment Responsibility increased $0.7 billion, or 8.5%, to $8.9 billion and Assets with No Investment Responsibility increased $0.1 billion, or 2.6%, to $3.9 billion.

Institutional Investment Management benefited principally from the restructuring of a major real estate pension advisory relationship.  The impact of this change was to increase revenues $3.5 million and to increase expenses $2.1 million.  Other Institutional Management revenues were essentially unchanged.  Revenue declined in our Boyd Watterson Asset Management subsidiary due to lower assets under management.  Additionally, higher terminations in our institutional business last year continued to impede institutional revenue growth in the first half of 2006. At June 30, 2006 as compared with June 30, 2005, Total Institutional Assets under Administration (including Boyd Watterson) declined $2.0 billion, or 5.5%, to $34.1 billion; Institutional Assets with Investment Responsibility declined $1.1 billion, or 8.8%, to $11.4 billion; and Assets under Administration with No Investment Responsibility declined $0.9 billion, or 3.8%, to $22.7 billion.

The Mercantile Funds benefited from higher asset flows into the funds, improved equity markets, and strong performance in the hedge funds of funds.  Mercantile Fund assets increased $336 million, or 8.9%, to $4.1 billion, driven by a 20% increase in personal trust assets, at June 30, 2006 compared with June 30, 2005.

Brokerage commissions and income benefited from growth in the number of accounts and assets held in accounts. Brokerage assets increased $185 million, or 20%, to $1.1 billion, at June 30, 2006 compared with June 30, 2005.

Private Banking revenues benefited from $34.8 million and $103.1 million in loan and deposit growth during the past year.

IWM Asset Data (Dollars in billions)	For the period ended June 30,
	2006	2005
Personal
Assets with Investment Responsibility	$8.9	$8.2
Assets with No Investment Responsibility	3.9	3.8
Total Personal	12.8	12.0

Institutional
Assets with Investment Responsibility	11.4	12.5
Assets with No Investment Responsibility	22.7	23.6
Total Institutional	34.1	36.1

Mutual Funds Not Included Above	0.3	0.2

Total
Assets with Investment Responsibility	20.6	20.9
Assets with No Investment Responsibility	26.6	27.4
Total Assets under Administration	$47.2	$48.3

At June 30, 2006, Assets under Administration by IWM were $47.2 billion, a decrease of $1.1 billion, or 2.3%, from the prior year.  Bankshares had investment responsibility for $20.6 billion, a decline of $0.3 billion, or 1.4%, compared with last year.

Additional revenue growth will depend on continued new sales and increased distribution, equity and bond market conditions and acquisitions, if any.

In the first half of 2006, expenses increased 21.6%, or $7.7 million, to $43.6 million, compared with $35.8 million in the first half of last year.  Increases occurred in employee-related, technology, marketing, professional services, general operating and occupancy expenses, which were only partially offset by a modest decrease in communications and supplies expenses.  The real estate advisory business restructuring-related expenses including marketing, incentive compensation, recruiting, and license fees totaled $2.1 million.

BANKSHARES EARNINGS PERFORMANCE
Analysis of Interest Rates and Interest Differentials

The following table presents the distribution of the average consolidated balance sheet, interest income/expense and annualized yields earned and rates paid for the six months ended June 30, 2006 and 2005.

	2006			2005
(Dollars in thousands)	Average Balance (2)	Income (1) / Expense	Yield (1) / Rate	Average Balance (2)	Income (1) / Expense	Yield (1) / Rate
Earning assets
Loans:
Commercial	$2,944,881	$105,274	7.21%	$2,887,558	$87,488	6.11%
Commercial real estate	3,711,298	128,031	6.96	3,249,322	103,143	6.40
Construction	1,745,346	69,072	7.98	1,385,942	44,403	6.46
Residential real estate	1,854,029	56,640	6.16	1,736,644	51,096	5.93
Home equity lines	490,428	18,120	7.45	499,446	13,890	5.61
Consumer	1,038,999	29,670	5.76	849,516	24,638	5.85
Total loans	11,784,981	406,807	6.96	10,608,428	324,658	6.17
Federal funds sold, et al	64,422	1,755	5.49	36,404	785	4.35

Securities:
Taxable securities
U.S. Treasury and government agencies	1,446,022	26,862	3.75	1,404,011	23,669	3.40
Mortgage-backed	1,597,164	34,068	4.30	1,334,525	26,697	4.03
Other investments	64,480	1,338	4.18	64,500	1,237	3.87
Tax-exempt securities
States and political subdivisions	82,489	2,552	6.24	84,750	2,495	5.94
Total securities	3,190,155	64,820	4.10	2,887,786	54,098	3.78
Interest-bearing deposits in other banks	200	1	1.44	195	1	1.23
Total earning assets	15,039,758	473,383	6.35	13,532,813	379,542	5.66
Cash and due from banks	302,726			296,227
Bank premises and equipment, net	138,591			142,895
Other assets	1,287,146			1,052,279
Less: allowance for loan losses	(149,751)			(151,281)
Total assets	$16,618,470			$14,872,933
Interest-bearing liabilities
Deposits:

Savings	$1,301,926	3,007	0.47	$1,461,782	2,464	0.34
Checking plus interest	1,320,056	1,265	0.19	1,384,616	1,093	0.16
Money market	1,898,316	22,634	2.40	1,562,736	8,087	1.04
Time deposits $100,000 and over	1,974,472	41,045	4.19	1,523,393	21,315	2.82
Other time deposits	2,340,649	38,895	3.35	1,983,713	23,730	2.41
Total interest-bearing deposits	8,835,419	106,846	2.44	7,916,240	56,689	1.44
Short-term borrowings	1,372,322	24,523	3.60	1,011,161	9,526	1.90
Long-term debt	701,761	18,614	5.35	715,859	14,644	4.13
Total interest-bearing funds	10,909,502	149,983	2.77	9,643,260	80,859	1.69
Noninterest-bearing deposits	3,230,845			3,081,292
Other liabilities and accrued expenses	192,594			151,937
Total liabilities	14,332,941			12,876,489
Shareholders’ equity	2,285,529			1,996,444
Total liabilities & shareholders’ equity	$16,618,470			$14,872,933
Net interest rate spread		$323,400	3.58%		$298,683	3.97%
Effect of noninterest-bearing funds			0.76			0.48
Net interest margin on earning assets			4.34%			4.45%
Tax-equivalent adjustment included in:
Loan income		$2,656			$2,237
Investment securities income		1,021			996
Total		$3,677			$3,233

(1)             Presented on a tax-equivalent basis using the statutory federal corporate income tax rate of 35%; see Reconciliation of Non-GAAP Measures.

(2)             Average investment securities are reported at amortized cost; excludes unrealized gains (losses) on securities available-for-sale. Nonaccrual loans are included in average loans.

Analysis of Interest Rates and Interest Differentials

The following table presents the distribution of the average consolidated balance sheet, interest income/expense and annualized yields earned and rates paid for the three months ended June 30, 2006 and 2005.

	2006			2005
(Dollars in thousands)	Average Balance (2)	Income (1) / Expense	Yield (1) / Rate	Average Balance (2)	Income (1) / Expense	Yield (1) / Rate
Earning assets
Loans:
Commercial	$2,956,420	$54,198	7.35%	$2,926,234	$46,021	6.31%
Commercial real estate	3,748,795	65,611	7.02	3,363,924	54,609	6.51
Construction	1,808,734	36,488	8.09	1,442,621	23,952	6.66
Residential real estate	1,876,209	28,803	6.16	1,762,991	26,141	5.95
Home equity lines	484,396	9,241	7.65	502,917	7,333	5.85
Consumer	1,046,986	15,093	5.78	900,576	12,957	5.77
Total loans	11,921,540	209,434	7.05	10,899,263	171,013	6.29
Federal funds sold, et al	71,448		6.16	40,904	442	4.33

Securities:		1,098
Taxable securities
U.S. Treasury and government agencies	1,451,800	13,927	3.85	1,382,037	11,600	3.37
Mortgage-backed	1,605,222	17,208	4.30	1,365,012	13,774	4.05
Other investments	65,748	705	4.30	65,051	588	3.63
Tax-exempt securities
States and political subdivisions	81,038	1,265	6.26	88,537	1,303	5.90
Total securities	3,203,808	33,105	4.14	2,900,637	27,265	3.77
Interest-bearing deposits in other banks	200	—	1.51	187	—	1.31
Total earning assets	15,196,996	243,637	6.43	13,840,991	198,720	5.76
Cash and due from banks	304,132			301,484
Bank premises and equipment, net	138,941			144,347
Other assets	1,301,459			1,099,607
Less: allowance for loan losses	(142,556)			(152,858)
Total assets	$16,798,972			$15,233,571
Interest-bearing liabilities
Deposits:
Savings	$1,282,700	1,537	0.48	$1,463,960	1,313	0.36
Checking plus interest	1,298,636	637	0.20	1,418,337	578	0.16
Money market	1,947,364	12,699	2.62	1,574,422	4,498	1.15
Time deposits $100,000 and over	2,044,074	22,281	4.37	1,618,161	11,968	2.97
Other time deposits	2,362,074	20,449	3.47	2,060,974	13,027	2.54
Total interest-bearing deposits	8,934,848	57,603	2.59	8,135,854	31,384	1.55
Short-term borrowings	1,423,480	13,500	3.80	1,021,281	5,484	2.15
Long-term debt	673,599	9,280	5.53	742,056	7,829	4.23
Total interest-bearing funds	11,031,927	80,383	2.92	9,899,191	44,697	1.81
Noninterest-bearing deposits	3,255,345			3,137,366
Other liabilities and accrued expenses	202,551			154,910
Total liabilities	14,489,823			13,191,467
Shareholders’ equity	2,309,149			2,042,104
Total liabilities & shareholders’ equity	$16,798,972			$15,233,571
Net interest rate spread		$ 163,254	3.51%		$154,023	3.95%
Effect of noninterest-bearing funds			0.80			0.51
Net interest margin on earning assets			4.31%			4.46%
Tax-equivalent adjustment included in:
Loan income		$1,338			$1,136
Investment securities income		506			520
Total		$1,844			$1,656

(1)             Presented on a tax-equivalent basis using the statutory federal corporate income tax rate of 35%; see Reconciliation of Non-GAAP Measures.

(2)             Average investment securities are reported at amortized cost; excludes unrealized gains (losses) on securities available-for-sale. Nonaccrual loans are included in average loans.

Rate / Volume Analysis

A rate/volume analysis, which demonstrates changes in interest income and expense for significant assets and liabilities, appears below.

	For the 6 months ended June 30, 2006 vs. 2005			For the 3 months ended June 30, 2006 vs. 2005
	Due to variances in			Due to variances in
(Dollars in thousands)	Total	Rates	Volumes (5),(6)	Total	Rates	Volumes (5),(6)
Interest earned on:
Loans:
Commercial (1)	$17,786	$15,737	$2,049	$8,177	$7,610	$567
Commercial real estate (2)	24,888	8,951	15,937	11,002	4,277	6,725
Construction (3)	24,669	10,446	14,223	12,536	5,148	7,388
Residential real estate	5,544	1,986	3,558	2,662	912	1,750
Home equity lines	4,230	4,559	(329)	1,908	2,259	(351)
Consumer	5,032	(385)	5,417	2,136	27	2,109
Taxable securities	10,665	4,595	6,070	5,878	2,710	3,168
Tax-exempt securities (4)	57	126	(69)	(38)	79	(117)
Federal funds sold, et al	970	206	764	656	187	469
Interest-bearing deposits in other banks	—	—	—	—	—	—
Total interest income	93,841	46,120	47,721	44,917	23,178	21,739

Interest paid on:
Savings deposits	543	912	(369)	224	441	(217)
Checking plus interest deposits	172	228	(56)	59	118	(59)
Money market accounts	14,547	10,573	3,974	8,201	5,769	2,432
Time deposits $100,000 and over	19,730	10,365	9,365	10,313	5,670	4,643
Other time deposits	15,165	9,256	5,909	7,422	4,815	2,607
Short-term borrowings	14,997	8,542	6,455	8,016	4,202	3,814
Long-term debt	3,970	4,327	(357)	1,451	2,394	(943)
Total interest expense	69,124	51,759	17,365	35,686	27,432	8,254
Net interest earned	$24,717	$(5,639)	$30,356	$9,231	$(4,255)	$13,486

(1)             Interest year-to-date tax-equivalent adjustment of $1.6 million and $1.5 million for 2006 and 2005, respectively, and quarter-to-date tax-equivalent adjustment of $0.8 million for 2006 and 2005 are included in the commercial loan rate variances.

(2)             Interest year-to-date tax-equivalent adjustment of $0.5 million and $0.3 million for 2006 and 2005, respectively, and quarter-to-date tax-equivalent adjustment of $0.2 million and $0.1 million for 2006 and 2005, respectively, are included in the commercial real estate loan rate variances.

(3)             Interest year-to-date tax-equivalent adjustment of $0.6 million and $0.4 million for 2006 and 2005, respectively, and quarter-to-date tax-equivalent adjustment of $0.3 million for 2006 and $0.2 million for 2005 are included in the construction loan rate variances.

(4)             Interest year-to-date tax-equivalent adjustment of $1.0 million for 2006 and 2005 and quarter-to-date tax-equivalent adjustment of $0.5 million for 2006 and 2005 are included in the tax-exempt securities rate variances.

(5)             Changes attributable to mix (rate and volume) are included in the volume variances.

(6)             Categories do not add due to the effect of changes in product mix.

Net Interest Income and Net Interest Margin

Net interest income for the quarter ended June 30, 2006, on a tax-equivalent basis, increased 6.0% to $163.3 million from $154.0 million for the second quarter of 2005. The increase was due to average earning asset growth. The net interest margin declined 15 basis points from 4.46% for the second quarter of 2005 to 4.31% for the second quarter of 2006.  The decline was due primarily to growth in premium money market accounts and certificates of deposit as customers shifted to these higher rate products; increased competition affecting yields on new loans and the increase in the overall yield on the investment portfolio lagging the increase in funding costs.  Bankshares paid an average rate of 2.92% on interest-bearing liabilities during the second quarter of 2006, an increase of 111 basis points over the second quarter of 2005.  By contrast, the yield on average loans and investments increased by 76 basis points and 37 basis points, respectively, from the second quarter of 2005.   The amortization of deferred loan origination costs during the second quarter of 2006 reduced the margin by three basis points compared with the second quarter of last year.  It is anticipated that increased amortization of deferred loan origination costs will continue to affect the margin by an additional one to two basis points per quarter for the next two to three years as the amount amortized builds over the average life of the originated loans.

On a linked-quarter basis, taxable equivalent net interest income increased by 1.9% to $163.3 million from $160.1 million.  The increase in linked-quarter net interest income was attributable to average earning asset growth of $316.2 million partially offset by a five basis point decline in the net interest margin.  The net interest margin decline was attributable primarily to competition for deposits, continued pressure on loan yields and the increase in the investment portfolio yield lagging the increase in funding costs.  The amortization of deferred loan origination costs reduced the net interest margin by one basis point compared with the first quarter of 2006.

Net interest income, on a taxable equivalent basis, for the first six months of 2006 increased to $323.4 million, or 8.3%, over the $298.7 million for the first six months of 2005 due principally to $1.2 billion in additional average loans outstanding.  The net interest margin decreased from 4.45% to 4.34% as increases in funding costs of 108 basis points outpaced the 69 basis point increase in the yield on earning assets.  Loan yields also reflected the impact of deferred loan origination costs, which reduced the net interest margin by two basis points for the first six months of 2006.

Average earning assets in the second quarter of 2006 increased $1.4 billion, or 9.8%, over the same period in 2005.  Loans averaged $11.9 billion for the second quarter of 2006, an increase of 9.4% over the $10.9 billion for the second quarter of 2005 and an increase of $274.6 million, or 2.4%, on a linked-quarter basis.  The increase in average loans outstanding from the second quarter of 2005 was driven by growth in commercial real estate of $384.9 million, or 11.4%; construction loan growth of $366.1 million, or 25.4%; consumer loan growth of $146.4 million, or 16.3%; and residential mortgage loan growth of $113.2 million, or 6.4%.

Average investment securities for the second quarter of 2006 increased by $303.2 million, or 10.5%, compared with the same period of 2005.

Average deposits for the second quarter of 2006 increased 8.1% year-over-year. Average noninterest-bearing deposits for the second quarter of 2006 increased by $118.0 million, or 3.8%, compared with the same period in 2005.  Total average interest-bearing deposits increased by $799.0 million, or 9.8%, for the second quarter of 2006, compared with the same period in 2005.  The year-over-year increase in average interest-bearing deposits included increases in time deposits and money market accounts partially offset by declines in checking plus interest and savings accounts.

Given the current rate environment, the flatness of the yield curve and competitive pressure on both loan and deposit pricing, we anticipate that the net interest margin will remain under some pressure throughout the year.

Noninterest Income

Noninterest income for the quarter ended June 30, 2006 increased by $4.4 million, or 7.3%, to $64.5 million compared with $60.1 million for the same period in 2005.  Noninterest income increased 6.4% compared with the first quarter of 2006.

The table below shows the major components of noninterest income.

	For the 6 months ended June 30,			For the 3 months ended June 30,
(Dollars in thousands)	2006	2005	% Change 2006/2005	2006	2005	% Change 2006/2005
Investment and wealth management	$54,986	$47,837	14.9%	$28,865	$23,780	21.4%
Service charges on deposit accounts	21,160	21,514	(1.6)	10,868	11,088	(2.0)
Mortgage banking related fees:
Commercial	3,671	3,930	(6.6)	1,792	2,092	(14.3)
Residential	874	1,248	(30.0)	543	803	(32.4)
Total mortgage banking related fees	4,545	5,178	(12.2)	2,335	2,895	(19.3)
Net investment securities (losses) gains	(13)	490	(102.7)	—	76	(100.0)
Nonmarketable investments:
Private equity and other investments	4,695	7,030	(33.2)	3,371	4,569	(26.2)
Hedge funds	4,400	719	512.0	1,005	(1,245)	180.7
Bank-owned life insurance	3,138	1,744	79.9	1,588	898	76.8
Total nonmarketable investments	12,233	9,493	28.9	5,964	4,222	41.3
Other income:
Electronic banking fees	12,123	11,127	9.0	6,487	5,954	9.0
Charges and fees on loans	5,871	5,815	1.0	3,106	3,020	2.8
Insurance	8,862	8,098	9.4	3,761	3,558	5.7
All other income	5,307	8,383	(36.7)	3,082	5,473	(43.7)
Total other income	32,163	33,423	(3.8)	16,436	18,005	(8.7)
Total	$125,074	$117,935	6.1	$64,468	$60,066	7.3

Investment and wealth management (“IWM”) revenue represents the largest source of noninterest income at 44.8%.  IWM revenue increased 21.4%, or $5.1 million, in the second quarter of 2006 over the same period last year.  The growth in IWM revenue was due principally to $3.5 million of additional fees from the restructuring of the IWM real estate pension advisory relationship.  Also contributing to the revenue growth was increased new sales in Private Wealth Management, increased brokerage activity and high asset flows in managed funds.

IWM revenue increased 10.5%, or $2.7 million, over the first quarter of 2006.  This increase was due primarily to a $3.5 million increase in real estate pension advisory fees arising out of the restructuring of the major advisory relationship.

Service charges on deposits decreased slightly from the prior year.  The decrease related to our retail customers.  For the second quarter of 2006 compared with the first quarter of 2006, services charges increased $0.6 million, or 5.6%.

Mortgage banking-related fees were $0.6 million, or 19.3%, below the second quarter of 2005.  Both commercial and residential fees were less than last year due to lower profit margins.  Mortgage banking-related fees increased slightly over the first quarter of 2006 due to higher residential volumes related to seasonality.

Nonmarketable investments income increased $1.7 million, or 41.3%, over the second quarter of 2005.  This increase was due to better performance from the hedge funds and higher income from bank-owned life insurance due to better performance and the investment of an additional $50.0 million in the third quarter of 2005.  These increases were partially offset by a decline in private equity investment performance.  Nonmarketable investments income was slightly lower than the first quarter of 2006.  The decline was due to weaker performance by the hedge funds, nearly offset by stronger private equity performance.

Other income for the second quarter of 2006 was $1.6 million less than the second quarter of 2005.  The second quarter of 2005 included a $3.4 million in gain from the sale of bank-owned premises.  Partially offsetting this decline were increases in electronic banking fees, charges and fees on loans, insurance revenues and letters of credit fees.

For the six months ended June 30, 2006, noninterest income increased $7.1 million, or 6.1%, to $125.1 million compared with $117.9 million for the same period in 2005.  This increase was largely due to a $7.1 million increase in IWM revenue; a $3.7 million increase in hedge fund investments; and higher electronic banking fees, insurance revenues and bank-owned life insurance.  Partially offsetting these increases was a $2.3 million decrease in earnings from private equity investments.  In 2005, $4.5 million of gains from the sales of bank-owned premises was included.

Noninterest Expenses

Noninterest expenses for the quarter ended June 30, 2006 increased by $5.5 million, or 5.3%, to $109.4 million compared with $103.9 million for the quarter ended June 30, 2005.  Noninterest expenses increased $2.7 million, or 2.5%, over the first quarter of 2006.

The table below shows the major components of noninterest expenses.

	For the 6 months ended June 30,			For the 3 months ended June 30,
(Dollars in thousands)	2006	2005	% Change 2006/2005	2006	2005	% Change 2006/2005
Salaries	$96,331	$96,734	(0.4)%	$47,232	$50,180	(5.9)%
Employee benefits	29,027	23,853	21.7	14,292	11,956	19.5
Net occupancy expense of bank premises	15,702	13,779	14.0	7,931	6,857	15.7
Furniture and equipment expenses	16,399	15,203	7.9	8,094	7,924	2.1
Communications and supplies	8,287	8,059	2.8	4,469	4,019	11.2
Other expenses:
Professional services	11,913	10,007	19.0	6,743	4,882	38.1
Advertising and promotional expenses	3,853	4,388	(12.2)	2,355	2,677	(12.0)
Electronic banking expense	6,656	6,418	3.7	3,529	3,177	11.1
Amortization of intangible assets	4,542	4,251	6.8	2,217	2,179	1.7
Outsourcing expense	5,464	5,073	7.7	2,641	2,383	10.8
All other expenses	17,963	16,301	10.2	9,919	7,679	29.2
Total other expenses	50,391	46,438	8.5	27,404	22,977	19.3
Total	$216,137	$204,066	5.9	$109,422	$103,913	5.3

The efficiency ratio, a key measure of expense management, improved in the second quarter of 2006 compared with the same quarter of 2005.  The efficiency ratio is computed by dividing noninterest expenses by the sum of net interest income on a tax-equivalent basis and noninterest income.  Bankshares’ efficiency ratio was 48.05% for the three months ended June 30, 2006 compared with 48.54% for the three months ended June 30, 2005.  On a non-GAAP basis, the cash operating efficiency ratio excludes the amortization of intangible assets associated with purchase accounting for business combinations; securities gains and losses; and other significant gains, losses or expenses (such as those associated with integrating acquired entities’ operations into Bankshares) unrelated to Bankshares’ core operations.  Bankshares’ cash operating efficiency ratio was 47.08% for the three months ended June 30, 2006 compared with 48.26% for the same period last year.  The reconciliation of GAAP to non-GAAP measures can be found at the end of this management’s discussion.

Salaries, which include base compensation, commissions, incentive compensation and stock-based compensation, are the largest component of noninterest expense at 43.2%.  Salary expense decreased $2.9 million, or 5.9%, from the second quarter of 2005.  The decrease was due to a reduction of $5.3 million in salaries expense related to an increase in the amount of deferred loan origination costs and a decrease of $3.0 million in incentive compensation accruals.  The lower incentive compensation accruals were reflective of the slower growth in net income and management’s expectation that competitive and interest rate environments will continue to pressure net income growth.  Partially offsetting these decreases were a $3.0 million increase in salaries related to normal merit and staff increases and a $1.7 million increase in stock based compensation.  Employee benefits increased $2.3 million due primarily to increased pension expense related to a lower return on pension assets, higher health insurance costs, payroll taxes and other retirement-related expenses.  Salaries expense decreased $1.9 million from the first quarter of 2006 due primarily to lower incentive compensation and severance accruals.

Net occupancy expense, which includes premises depreciation, rents, maintenance and utilities increased $1.1 million, or 15.7%, over the prior year.  This increase was due to increases in bank-leased premises throughout the organization.  Net occupancy expense was nearly flat compared with the first quarter of 2006.

Total other expenses consist of professional services, marketing, electronic banking and several other categories such as travel and membership, amortization, licensing, insurance and sundry expenses.  For the three months ended June 30, 2006 compared with the same period last year, total other expenses increased $4.4 million.  This increase was due to a $1.5 million increase in licensing fees related to the restructuring of the real estate pension advisory relationship.  Also contributing to the increase in other expenses was a $1.9 million increase in professional fees primarily related to the restructuring of a major advisory relationship and efforts to improve efficiency throughout the organization.  Total other expenses for the second quarter of 2006 were $4.4 million higher than the first quarter of 2006 substantially for the same reasons stated previously.

Noninterest expenses for the six months ended June 30, 2006 increased $12.1 million, or 5.9%, to $216.1 million from $204.1 million for the six months ended June 30, 2005.

Salary expenses for the six months ended June 30, 2006 were nearly unchanged from the prior year.  Normal merit and staff increases resulted in $5.0 million in additional expense; stock-based compensation increased $2.1 million; the CBNV acquisition added $1.7 million; and severance expense increased $1.7 million.  Offsetting these increases was a reduction of $10.0 million in salaries expense due to an increase in the amount of deferred loan origination costs and lower incentive compensation accruals related to slower year-over-year income growth.  Employee benefits expense was $5.2 million higher than 2005 due to increased payroll taxes of $1.0 million, health insurance costs of $1.5 million and pension related costs of $2.7 million.

Net occupancy expenses increased $1.9 million.  The increase was due primarily to the CBNV acquisition and increased costs of leasing bank premises.

Total other expenses for the first six months of 2006 were $4.0 million, or 8.5%, higher than the same period in 2005.  The increase was due primarily to $1.5 million in licensing fees related to the restructuring of the real estate pension advisory relationship and $1.9 million in additional  professional fees primarily related to the IWM restructuring and efforts to improve efficiency throughout the organization.

ANALYSIS OF FINANCIAL CONDITION

At June 30, 2006 compared with June 30, 2005, total assets increased 5.7%, or $909.7 million.  At June 30, 2006 compared with December 31, 2005, total assets increased 3.5%, or $581 million.

A comparative schedule of average balances is included in the Analysis of Interest Rates and Interest Differentials table.

Securities Available-for-Sale

The securities available-for-sale portfolio includes both debt and marketable equity securities.  Bankshares holds debt securities available-for-sale primarily for liquidity, interest rate risk management and yield enhancement purposes.  Accordingly, this portfolio primarily includes very liquid, high quality federal agency-backed debt securities.  At June 30, 2006 and December 31, 2005, the portfolio totaled $3.1 billion of debt securities available-for-sale. One hundred ninety-four securities were in a continuous loss position for 12 months or more at June 30, 2006, which consisted primarily of mortgage-backed securities.  Management concluded that because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, no other-than-temporary impairment was recorded at June 30, 2006.  There was a net unrealized loss on these debt securities available-for-sale of $52.7 million and $32.8 million at June 30, 2006 and December 31, 2005, respectively.

The weighted-average expected maturity of debt securities available-for-sale was 2.1 years at June 30, 2006.  Since approximately 51% of this portfolio was mortgage-backed securities, the expected remaining maturity may differ from contractual maturity because borrowers may have the right to prepay obligations before the underlying mortgages mature.  See Note No. 4 - Investment Securities to the Financial Statements for securities available-for-sale by security type.

Loan Portfolio

Total loans at June 30, 2006 were $12.1 billion, compared with $11.6 billion at December 31, 2005.  The increase in total loans was primarily driven by growth in construction lending, commercial real estate and residential mortgages. Construction loans totaled $1.9 billion at June 30, 2006, compared with $1.6 billion at December 31, 2005, an increase of $248 million, or 15.4%. Commercial real estate loans increased $123.0 million, or 3.3%, from December 31, 2005. Residential real estate loans increased $102.7 million, or 5.7%, from December 31, 2005.  Total loans at June 30, 2006 increased $685.9 million, or 6.0%, over June 30, 2005.

(Dollars in thousands)	June 30, 2006	% of Total Loans	December 31, 2005	% of Total Loans	June 30, 2005	% of Total Loans
Commercial	$2,935,369	24.4%	$2,957,301	25.5%	$2,923,419	25.7%
Commercial real estate	3,826,335	31.7	3,703,297	31.9	3,585,592	31.6
Construction	1,855,110	15.4	1,607,095	13.8	1,560,149	13.7
Residential real estate	1,905,032	15.8	1,802,373	15.5	1,776,959	15.6
Home equity lines	479,011	4.0	505,508	4.4	517,342	4.6
Consumer	1,049,323	8.7	1,032,271	8.9	1,000,845	8.8
Total loans at end of period	$12,050,180	100.0%	$11,607,845	100.0%	$11,364,306	100.0%

Deposits

Total deposits at June 30, 2006, were $12.4 billion, an increase of $366.7 million, or 3.0%, over December 31, 2005.  Noninterest-bearing deposits were $3.4 billion at June 30, 2006, compared with $3.3 billion at December 31, 2005, an increase of $67.6 million, or 2.0%.  Interest-bearing deposits totaled $9.1 billion at June 30, 2006, compared with $8.8 billion at December 31, 2005, an increase of $299.0 million, or 3.4%.

At June 30, 2006, total deposits increased 5.2%, or $613.3 million, compared with the year-earlier period.  The increase in total deposits was primarily driven by growth in money market accounts and time deposits $100,000 and over. These products are priced at competitive rates, which move with the overall interest rate environment. Money market accounts and time deposits $100,000 and over increased $416.9 million, or 24.9%, and $342.9 million, or 20.4%, respectively, from June 30, 2005.  Traditional low-cost savings and checking plus interest accounts declined by 11.1% and 13.1%, respectively, from June 30, 2005 as customers moved liquidity to higher yielding alternative products.

				% change
(Dollars in thousands)	June 30, 2006	December 31, 2005	June 30, 2005	June 30, 2006 / December 31, 2005	June 30, 2006 / June 30, 2005
Noninterest bearing deposits	$3,392,286	$3,324,650	$3,293,344	2.0%	3.0%
Savings	1,286,316	1,339,215	1,447,105	(4.0)	(11.1)
Checking plus interest	1,289,250	1,430,524	1,482,850	(9.9)	(13.1)
Money market	2,089,985	1,944,513	1,673,044	7.5	24.9
Time deposits $100,000 and over	2,026,294	1,743,885	1,683,378	16.2	20.4
Other time deposits	2,359,891	2,294,563	2,251,030	2.8	4.8
Total deposits at end of period	$12,444,022	$12,077,350	$11,830,751	3.0	5.2

Borrowings

Bankshares utilizes both short-term and long-term borrowings to fund growth of earning assets in excess of deposit growth.  Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, were $1.4 billion at June 30, 2006, compared with $1.2 billion at December 31, 2005.  Short-term funding is managed to levels deemed appropriate given alternative funding sources.  Long-term debt was $650.8 million at June 30, 2006, a decrease of $91.3 million, or 12.3%, compared with the $742.2 million at December 31, 2005.

Capital

Shareholders’ equity at June 30, 2006 was $2.3 billion.  On June 13, 2006, Bankshares’ Board of Directors authorized the repurchase of up to 2,000,000 shares of the Corporation’s common stock.  This is in addition to the 677,000 shares remaining from a previously announced program.  During the first half of 2006, Bankshares repurchased 37,252 shares in the privately negotiated net settlement of the minimum tax liability for vested restricted stock awards.

On January 10, 2006, Bankshares announced a three-for-two stock split on its common stock payable in the form of a stock dividend on January 27, 2006 to stockholders of record as of the close of business on January 20, 2006.  For comparative purposes, certain share, average share and per share amounts have been restated.  At June 30, 2006 and December 31, 2005, the cash-dividend payout ratio was 46.15% and 43.42%, respectively.  For more details, see the Statements of Changes in Consolidated Shareholders’ Equity.

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

For more information on credit risk see “Risk Management — Credit Risk Analysis” in Bankshares’ 2005 Annual Report on Form 10-K.

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

Nonperforming loans increased to $29.2 million at June 30, 2006 from $22.6 million at December 31, 2005. The increase resulted from two construction loans to a single borrower aggregating $13.9 million placed on nonaccrual, partially offset by a $7.6 million commercial loan returned to accruing status.

Other real estate owned declined to $49 thousand at June 30, 2006 from $667 thousand at December 31, 2005.  The decline resulted from the sale of an OREO property acquired from CBNV during the acquisition.

During the six months ended June 30, 2006, total nonperforming assets increased to $29.3 million from $23.2 million at December 31, 2005.  Nonperforming assets as a percent of period-end loans and other real estate owned was 0.24% at June 30, 2006 and 0.20% at December 31, 2005.

At June 30, 2006 and December 31, 2005, monitored loans, or loans with characteristics suggesting that they could be classified as nonperforming in the near future, were $13.5 million and $2.2 million, respectively.  The increase in monitored loans relates to three relationships that are well secured.  Loans past due 30-89 days were $38.6 million at June 30, 2006 compared with $65.2 million at December 31, 2005.

The table below presents a comparison of nonperforming assets at June 30, 2006, December 31, 2005 and June 30, 2005.

(Dollars in thousands)	June 30, 2006	December 31, 2005	June 30, 2005
Nonaccrual loans(1)
Commercial	$8,399	$15,771	$21,980
Commercial real estate	3,623	4,451	2,848
Construction	15,482	376	378
Residential real estate	1,094	1,505	1,238
Home equity lines	332	88	86
Consumer	315	374	379
Total	29,245	22,565	26,909
Renegotiated loans (1)	—	—	—
Loans contractually past due 90 days or more and still accruing interest	—	—	—

Total nonperforming loans	29,245	22,565	26,909
Other real estate owned	49	667	777
Total nonperforming assets	$29,294	$23,232	$27,686
Nonperforming loans as a percent of period-end loans
	0.24%	0.19%	0.24%
Nonperforming assets as a percent of period-end loans and other real estate owned
	0.24%	0.20%	0.24%

(1)             Aggregate gross interest income of $1.2 million, $2.1 million and $1.2 million for the first six months of 2006, the year 2005 and the first six months of 2005, respectively, on nonaccrual and renegotiated loans, would have been recorded if these loans had been accruing on their original terms throughout the period or since origination if held for part of the period.  The amount of interest income on the nonaccrual and renegotiated loans that was recorded totaled $0.3 million, $0.5 million and $0.3 million for the first six months of 2006, the year 2005 and the first six months of 2005, respectively.

Net Recoveries/Charge-offs

Net recoveries for the six months ended June 30, 2006 and 2005 were $1.1 million and $257 thousand, respectively.  Net recoveries as a percent of period end loans of 0.02%, for the six months ended June 30, 2006, showed a two basis point improvement from the same period last year.

Provision for Credit Losses

There were no provisions for credit losses for the six months ended June 30, 2006 compared with $756 thousand for the six months ended June 30, 2005, reflecting improved loan quality and continued favorable economic conditions.

Allowance for Loan Losses and Reserve for Unfunded Commitments

The allowance for loan losses declined $13.8 million to $142.9 million at June 30, 2006, or 1.19% of period-end loans, compared with $156.7 million, or 1.35% of period-end loans, at December 31, 2005 and $157.1 million, or 1.38% of period end loans, at June 30, 2005.  The decline from year-end 2005 was primarily related to the reclassification of $14.0 million out of the reserve for loan losses to establish the reserve for unfunded commitments in other liabilities.

The following table presents a summary of the activity in the Allowance for Loan Losses and the Reserve for Unfunded Commitments.

	For the 6 months ended June 30,		For the 3 months ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Allowance for loan losses, beginning of period	$156,673	$149,002	$141,874	$149,017
Allowance of acquired bank	—	7,086	—	7,086
Charge-offs:
Commercial	(594)	(1,682)	(193)	(383)
Commercial real estate	(362)	(32)	(153)	—
Construction	—	—	—	—
Residential real estate	(2)	(14)	—	(3)
Home equity lines	—	(69)	—	(69)
Consumer	(1,270)	(1,318)	(504)	(718)
Total	(2,228)	(3,115)	(850)	(1,173)
Recoveries:
Commercial	2,082	1,580	1,174	985
Commercial real estate	60	124	27	118
Construction	1	1	—	1
Residential real estate	53	65	28	30
Home equity lines	24	—	22	—
Consumer	1,153	1,602	585	1,037
Total	3,373	3,372	1,836	2,171
Net recoveries	1,145	257	986	998
Provision for credit losses	(990)	756	—	—
Transfer to reserve for unfunded commitments	(13,968)	—	—	—
Allowance for loan losses, end of period	$142,860	$157,101	$142,860	$157,101

	For the 6 months ended June 30,		For the 3 months ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Reserve for unfunded lending commitments, beginning of period	$—	$—	$14,958	$—
Provision for credit losses	990	—	—	—
Transfer from allowance for loan losses	13,968	—	—	—
Reserve for unfunded lending commitments, end of period	$14,958	$—	$14,958	$—

Average loans	$11,784,981	$10,608,428	$11,921,540	$10,899,263
Period-end loans	$12,050,180	$11,364,306

Allowance for loan losses
Percent of net (recoveries), (annualized), to average loans	(0.02)%	—%	(0.03)%	(0.04)%
Percent of allowance for loan losses to period-end loans	1.19%	1.38%

Interest Rate Risk

The objective of interest rate risk management is to contain the risks associated with interest rate fluctuations.  The process involves identification and management of the sensitivity of net interest income to changing interest rates and other market factors.  Interest rate risk, one of the more prominent risks in terms of potential earnings impact, is an inevitable part of being a financial intermediary.  For more information see “Risk Management — Interest Rate Risk” in the Mercantile Bankshares Corporation’s 2005 Annual Report on Form 10-K.

EARNINGS SIMULATION MODEL PROJECTIONS

Bankshares assesses interest rate risk by comparing projected net interest income in the current rate environment with various interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of the change and the projected shape of the yield curve. This analysis incorporates substantially all of Bankshares’ assets and liabilities and off-balance sheet instruments. Through these simulations, management estimates the impact on net interest income of a 200 basis point upward and downward change in interest rates. The following table summarizes the effect that a +/– 200 basis point change in interest rates would have on Bankshares’ net interest income over the next 12 months.

	Calculated increase / (decrease) in projected net interest income as of June 30,
Change in interest rates (basis points)	2006	2005
+200	0.80%	4.50%
+100	0.46%	2.20%
-100	(0.89)%	-2.40%
-200	(2.52)%	N/A %

At June 30, 2006, Bankshares’ interest sensitivity position was less asset sensitive than it was at June 30, 2005.  Based on its most recent simulation model, Bankshares’ net interest income would increase by $3.0 million, or 0.46%, and $5.3 million, or 0.80%, if interest rates were to move up gradually over the next six months by 100 basis points or 200 basis points, respectively.  A downward movement of 100 basis points would reduce net interest income by $5.9 million, or 0.89%.  A downward movement of 200 basis points would reduce net interest income by $16.7 million, or 2.52%.  Bankshares manages the interest rate risk profile within policy limits.  At June 30, 2006, and December 31, 2005, Bankshares was within its policy guidelines.  In response to action by the Federal Reserve to increase short-term interest rates, Bankshares’ prime interest rate continues to rise.  At June 30, 2006, Bankshares had approximately $4.6 billion in loans that will reprice daily or monthly as market rates change.  The effects of a rising rate environment on interest expense are less predictable due to customer behavior that can result in changes in the mix of deposit products.  Current trends have generated growth in higher-rate premium money market and certificate of deposit accounts.  Given the current rate environment, the flatness of the yield curve and competitive pressure on both loan and deposit pricing, we anticipate that the net interest margin will remain under some pressure throughout the year.

Bankshares also utilizes interest rate derivatives to hedge interest rate risk exposures.  The credit risk amount and estimated net fair values of these derivatives as of June 30, 2006 and December 31, 2005 are presented in Note No. 12 -Derivative Instruments and Hedging Activities.  Derivatives are used for asset/liability management in three ways:

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

MARKET VALUE OF EQUITY MODELING

Bankshares also utilizes the market value of equity as a measurement tool in managing interest rate sensitivity.  The market value of equity measures the degree to which the market values of Bankshares’ assets and liabilities and off-balance sheet instruments will change given a change in interest rates. The Asset Liability Management Committee guidelines limit the change in market value of equity in a 200 basis point parallel rate shock to 12.5% of the market value of equity assuming interest rates at June 30, 2006.  The up 200 basis point scenario resulted in a 4.42% decrease at June 30, 2006 compared with a 2.9% decrease at December 31, 2005.  The down 200 basis point scenario resulted in a 0.47% decrease at June 30, 2006 and a 3.9% decrease at December 31, 2005.  At June 30, 2006 and December 31, 2005, Bankshares was within its policy guidelines.

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

Trading Activities

Bankshares provides capital market products to its customers. From a market risk perspective, Bankshares’ net income is exposed to changes in interest rates, credit spreads, and equities and their implied volatilities.  The primary purpose of Bankshares’ capital markets business is to accommodate customers in the management of their market price risks.  Derivative transactions executed with customers are simultaneously hedged in the capital markets.  All derivatives transacted with customers used to hedge capital market transactions with customers are carried at fair value.  The Asset/Liability Management Committee establishes and monitors counterparty risk limits.  The notional amount, exposure amount and estimated net fair value of all customer accommodation derivatives at June 30, 2006 are included in Note No. 12 — Derivative Instruments and Hedging Activities.

Equity Markets

Bankshares is directly and indirectly affected by changes in the equity markets.  Bankshares has made investments in private equities. These investments are made within capital allocations approved by management.  Management reviews these investments at least quarterly and assesses them for possible other-than-temporary impairment.  Private equity investments totaled $24.3 million at June 30, 2006 and $20.9 million at June 30, 2005.

Changes in equity market prices may also indirectly affect Bankshares’ net income by affecting (1) the value of third party assets under management or administration within IWM and, hence, fee income; (2) particular borrowers, whose ability to repay principal and/or interest may be affected by the stock market; or (3) brokerage activity, related commission income and other business activities.

Liquidity Risk

Liquidity risk is the possibility that Bankshares will not be able to fund present and future financial obligations.  The objective of liquidity management is to maintain the ability to meet commitments to fund loans, purchase securities and repay deposits and other liabilities in accordance with their terms.  To achieve this objective, the Asset/Liability Management Committee establishes and monitors liquidity guidelines that require sufficient asset-based liquidity to cover potential funding requirements and to avoid over-reliance on volatile, less reliable funding markets.  Debt securities in the available-for-sale portfolio provide liquidity, in addition to the immediately liquid resources of cash and due from banks and federal funds sold and securities purchased under resale agreements.  By limiting the maturity of securities and maintaining a conservative investment posture, management can rely on the investment portfolio to help meet any short-term funding needs.  U.S. Treasury and agency securities, which provide the greatest liquidity, averaged $1.4 billion in each of the second quarter of 2006, first quarter of 2006 and second quarter of 2005.

Core customer deposits have historically provided a substantial source of relatively stable and low-cost funds.  For the three months ended June 30, 2006, core deposits (total deposits less certificates of deposit of $100,000 and over), averaged $10.1 billion compared with $10.0 billion for the first quarter of 2006 and $9.7 billion for the second quarter of 2005.  Although not viewed as core deposits, a substantial portion of short-term borrowings, comprised of securities sold under agreements to repurchase and commercial paper, originate from core deposit relationships tied to the overnight cash management program offered to customers.  Long-term debt and short-term borrowings funded the remaining assets.

In addition to these sources, Bankshares has access to national markets for certificates of deposit, commercial paper and debt financing.  Should it need to supplement its liquidity, Bankshares has $2.1 billion in lines with the Federal Home Loan Bank of Atlanta (FHLB) and back-up commercial paper lines of $40 million with commercial banks.  Bankshares is required to obtain approval from holders of Bankshares’ 6.80% unsecured senior notes if it incrementally borrows in excess of $150 million under the FHLB lines.

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

For additional information see “Risk Management — Liquidity Risk” in Bankshares’ 2005 Annual Report on Form 10-K.

Contractual Obligations and Commitments

In the normal course of business, Bankshares enters into certain contractual obligations and other commitments.  Such obligations generally relate to funding operations through debt arrangements as well as leases of premises and equipment.  As a financial services provider, Bankshares routinely enters into commitments to extend credit, including loan commitments, standby letters of credit and financial guarantees.  For a discussion of these commitments, see Note No. 7 Commitments and Contingencies above.  For a discussion of contractual commitments see “Off-Balance Sheet Arrangements and Contractual Obligations” in Bankshares’ 2005 Annual Report on Form 10-K.  Items disclosed in the Annual Report on Form 10-K have not changed materially since the report was filed.

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

Supplemental Information by Quarter
Select Financial Data
In thousands, except per share data
(unaudited)

	2Q 06	1Q 06	4Q 05	3Q 05
OPERATING RESULTS
Net interest income (1)	$161,410	$158,313	$162,434	$159,242
Net interest income - taxable equivalent (1)	163,254	160,146	164,267	161,023
Provision for credit losses	—	—	—	820
Net income	73,092	70,759	74,863	70,956

PER COMMON SHARE DATA*
Basic net income	$0.59	$0.58	$0.61	$0.58
Diluted net income	0.59	0.57	0.60	0.57
Dividends paid	0.28	0.26	0.25	0.25
Book value at period end	18.34	18.05	17.81	17.47
Market value at period end	35.67	38.45	37.63	35.92
Market range:
High	39.53	39.82	40.09	37.46
Low	35.00	36.88	34.11	34.13

AVERAGE BALANCE SHEET DATA
Total loans	$11,921,540	$11,646,904	$11,497,885	$11,389,731
Total earning assets	15,196,996	14,880,775	14,698,731	14,490,736
Total assets	16,798,972	16,435,964	16,258,275	16,065,168
Total deposits	12,190,193	11,940,956	11,894,394	11,751,990
Shareholders’ equity	2,309,149	2,261,646	2,210,050	2,179,415

STATISTICS AND RATIOS (Net income annualized)
Return on average assets	1.75%	1.75%	1.83%	1.75%
Return on average equity (2)	12.70	12.69	13.44	12.92
Return on average tangible equity (2)	18.80	18.97	20.26	19.62
Average equity to average assets (2)	13.75	13.76	13.59	13.57
Average tangible equity to average tangible assets (2)	9.88	9.81	9.61	9.53
Net interest rate spread - taxable equivalent	3.51	3.64	3.78	3.83
Net interest margin on earning assets - taxable equivalent	4.31	4.36	4.43	4.41
Efficiency ratio (1),(3)	48.05	48.34	47.87	48.36
Cash operating efficiency ratio (1),(3)	47.08	47.30	46.69	46.99
Dividend payout ratio*	47.46	44.83	40.98	43.10

Bank offices	237	238	240	238
Employees	3,667	3,658	3,606	3,607

CREDIT QUALITY DATA AT PERIOD END
Net charge-offs / (recoveries)	$(986)	$(159)	$503	$745
Nonaccrual loans	29,245	22,890	22,565	27,022
Restructured loans	—	—	—	—
Total nonperforming loans	29,245	22,890	22,565	27,022
Other real estate owned, net	49	713	667	777
Total nonperforming assets	29,294	23,603	23,232	27,799

CREDIT QUALITY RATIOS
Net charge-offs / (recoveries), annualized, as a percent of period-end loans	(0.03)%	(0.01)%	0.02%	0.03%
Nonperforming loans as a percent of period-end loans	0.24	0.20	0.19	0.24
Allowance for loan losses as a percent of period-end loans**	1.19	1.21	1.35	1.37
Allowance for loan losses as a percent of nonperforming loans	488.49	619.81	694.32	581.66
Other real estate owned as a percent of period-end loans and other real estate owned	—	0.01	0.01	0.01
Nonperforming assets as a percent of period-end loans and other real estate owned	0.24	0.20	0.20	0.24
Nonperforming assets as a percent of total assets	0.17	0.14	0.14	0.17

Supplemental Information by Quarter (continued)
Select Financial Data
In thousands, except per share data
(unaudited)

	2Q 05	2Q 06 vs 1Q 06	2Q 06 vs 2Q 05
OPERATING RESULTS
Net interest income (1)	$152,367	2.0%	5.9%
Net interest income - taxable equivalent (1)	154,023	1.9	6.0
Provision for credit losses	—	—	—
Net income	67,873	3.3	7.7

PER COMMON SHARE DATA*
Basic net income	$0.56	1.7%	5.4%
Diluted net income	0.56	3.5	5.4
Dividends paid	0.25	7.7	12.0
Book value at period end	17.25	1.6	6.3
Market value at period end	34.35	(7.2)	3.8
Market range:
High	35.20	(0.7)	12.3
Low	32.39	(5.1)	8.1

AVERAGE BALANCE SHEET DATA
Total loans	$10,899,263	2.4%	9.4%
Total earning assets	13,840,991	2.1	9.8
Total assets	15,233,571	2.2	10.3
Total deposits	11,273,220	2.1	8.1
Shareholders’ equity	2,042,104	2.1	13.1

STATISTICS AND RATIOS (Net income annualized)
Return on average assets	1.79%
Return on average equity (2)	13.33
Return on average tangible equity (2)	19.64
Average equity to average assets (2)	13.41
Average tangible equity to average tangible assets (2)	9.67
Net interest rate spread - taxable equivalent	3.95
Net interest margin on earning assets - taxable equivalent	4.46
Efficiency ratio (1),(3)	48.54
Cash operating efficiency ratio (1),(3)	48.26
Dividend payout ratio*	44.64

Bank offices	239	(1)	(2)
Employees	3,630	9	37

CREDIT QUALITY DATA AT PERIOD END
Net charge-offs / (recoveries)	$(998)	520.1%	(1.2)%
Nonaccrual loans	26,909	27.8	8.7
Restructured loans	—	—	—
Total nonperforming loans	26,909	27.8	8.7
Other real estate owned, net	777	(93.1)	(93.7)
Total nonperforming assets	27,686	24.1	5.8

CREDIT QUALITY RATIOS
Net charge-offs / (recoveries), annualized, as a percent of period-end loans	(0.04)%
Nonperforming loans as a percent of period-end loans	0.24
Allowance for loan losses as a percent of period-end loans**	1.38
Allowance for loan losses as a percent of nonperforming loans	583.82
Other real estate owned as a percent of period-end loans and other real estate owned	0.01
Nonperforming assets as a percent of period-end loans and other real estate owned	0.24
Nonperforming assets as a percent of total assets	0.17

*                    In January 2006, Bankshares announced a three-for-two stock split on its common stock.  Per share amounts and other applicable information have been adjusted to give effect to the split.

**             The decline in the allowance for loan losses was due primarily to the reclassification of $14.0 million out of the allowance for loan losses, during the first quarter of 2006, to a separate reserve for unfunded commitments, which is recorded in other liabilities in the consolidated balance sheet.

(1), (2), (3) See Reconciliation of Non-GAAP Measures

Statements of Consolidated Income
In thousands, except per share data
(unaudited)

	2Q 06	1Q 06	4Q 05	3Q 05	2Q 05	2Q 06 vs 1Q 06	2Q 06 vs 2Q 05
INTEREST INCOME
Interest and fees on loans	$208,096	$196,055	$192,697	$185,714	$169,877	6.1%	22.5%
Interest and dividends on investment securities:
Taxable interest income	31,135	29,795	30,081	26,686	25,374	4.5	22.7
Tax-exempt interest income	765	778	813	839	788	(1.7)	(2.9)
Other investment income	699	627	722	526	583	11.5	19.9
	32,599	31,200	31,616	28,051	26,745	4.5	21.9
Other interest income	1,098	658	890	760	442	66.9	148.4
Total interest income	241,793	227,913	225,203	214,525	197,064	6.1	22.7

INTEREST EXPENSE
Interest on deposits	57,603	49,243	44,637	38,591	31,384	17.0	83.5
Interest on short-term borrowings	13,500	11,023	9,038	7,702	5,484	22.5	146.2
Interest on long-term debt	9,280	9,334	9,094	8,990	7,829	(0.6)	18.5
Total interest expense	80,383	69,600	62,769	55,283	44,697	15.5	79.8

NET INTEREST INCOME	161,410	158,313	162,434	159,242	152,367	2.0	5.9
Provision for credit losses	—	—	—	820	—	—	—

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	161,410	158,313	162,434	158,422	152,367	2.0	5.9

NONINTEREST INCOME
Investment and wealth management	28,865	26,121	24,251	23,668	23,780	10.5	21.4
Service charges on deposit accounts	10,868	10,292	10,893	11,478	11,088	5.6	(2.0)
Mortgage banking-related fees	2,335	2,210	4,690	5,151	2,895	5.7	(19.3)
Investment securities gains and (losses)	—	(13)	(53)	(32)	76	100.0	(100.0)
Nonmarketable investments	5,964	6,269	6,199	4,190	4,222	(4.9)	41.3
Other income	16,436	15,727	16,131	18,619	18,005	4.5	(8.7)
Total noninterest income	64,468	60,606	62,111	63,074	60,066	6.4	7.3

NONINTEREST EXPENSES
Salaries	47,232	49,099	51,740	51,748	50,180	(3.8)	(5.9)
Employee benefits	14,292	14,735	10,685	11,637	11,956	(3.0)	19.5
Net occupancy expense of bank premises	7,931	7,771	7,678	7,139	6,857	2.1	15.7
Furniture and equipment expenses	8,094	8,305	8,491	7,965	7,924	(2.5)	2.1
Communications and supplies	4,469	3,818	4,414	3,933	4,019	17.1	11.2
Other expenses	27,404	22,987	25,365	25,960	22,977	19.2	19.3
Total noninterest expenses	109,422	106,715	108,373	108,382	103,913	2.5	5.3

Income before income taxes	116,456	112,204	116,172	113,114	108,520	3.8	7.3
Applicable income taxes	43,364	41,445	41,309	42,158	40,647	4.6	6.7

NET INCOME	$73,092	$70,759	$74,863	$70,956	$67,873	3.3	7.7

Weighted average shares outstanding*	123,222	123,043	122,923	122,797	120,772	0.1	2.0
Adjusted weighted average shares outstanding*	124,324	124,294	124,134	123,953	121,741	—	2.1

NET INCOME PER COMMON SHARE:*
Basic	$0.59	$0.58	$0.61	$0.58	$0.56	1.7	5.4
Diluted	$0.59	$0.57	$0.60	$0.57	$0.56	3.5	5.4

*                    In January 2006, Bankshares announced a three-for-two stock split on its common stock.  Per share amounts and other applicable information have been adjusted to give effect to the split.

Statements of Consolidated Noninterest Income and Noninterest Expenses
In thousands
(unaudited)

						2Q 06	2Q 06
						vs	vs
Noninterest Income	2Q 06	1Q 06	4Q 05	3Q 05	2Q 05	1Q 06	2Q 05
Investment and wealth management	$28,865	$26,121	$24,251	$23,668	$23,780	10.5%	21.4%
Service charges on deposit accounts	10,868	10,292	10,893	11,478	11,088	5.6	(2.0)
Mortgage banking-related fees:
Commercial	1,792	1,879	4,000	4,086	2,092	(4.6)	(14.3)
Residential	543	331	690	1,065	803	64.0	(32.4)
Total mortgage banking-related fees	2,335	2,210	4,690	5,151	2,895	5.7	(19.3)
Investment securities gains and (losses)	—	(13)	(53)	(32)	76	100.0	(100.0)
Nonmarketable investments:
Private equity and other investments	3,371	1,324	3,310	39	4,569	154.6	(26.2)
Hedge funds	1,005	3,395	1,104	2,897	(1,245)	(70.4)	180.7
Bank-owned life insurance	1,588	1,550	1,785	1,254	898	2.5	76.8
Total nonmarketable investments	5,964	6,269	6,199	4,190	4,222	(4.9)	41.3
Other income:
Electronic banking fees	6,487	5,636	5,832	7,010	5,954	15.1	9.0
Charges and fees on loans	3,106	2,765	3,063	3,786	3,020	12.3	2.8
Insurance	3,761	5,101	3,439	3,480	3,558	(26.3)	5.7
All other income	3,082	2,225	3,797	4,343	5,473	38.5	(43.7)
Total other income	16,436	15,727	16,131	18,619	18,005	4.5	(8.7)
Total	$64,468	$60,606	$62,111	$63,074	$60,066	6.4	7.3

						2Q 06	2Q 06
						vs	vs
Noninterest Expenses	2Q 06	1Q 06	4Q 05	3Q 05	2Q 05	1Q 06	2Q 05
Salaries	$47,232	$49,099	$51,740	$51,748	$50,180	(3.8)%	(5.9)%
Employee benefits	14,292	14,735	10,685	11,637	11,956	(3.0)	19.5
Net occupancy expense of bank premises	7,931	7,771	7,678	7,139	6,857	2.1	15.7
Furniture and equipment expenses	8,094	8,305	8,491	7,965	7,924	(2.5)	2.1
Communications and supplies	4,469	3,818	4,414	3,933	4,019	17.1	11.2
Other expenses:
Professional services	6,743	5,170	5,867	6,040	4,882	30.4	38.1
Advertising and promotional expenses	2,355	1,498	2,553	2,162	2,677	57.2	(12.0)
Electronic banking expenses	3,529	3,127	3,503	4,025	3,177	12.9	11.1
Amortization of intangible assets	2,217	2,325	2,291	2,231	2,179	(4.6)	1.7
Outsourcing expenses	2,641	2,823	3,065	3,093	2,383	(6.4)	10.8
All other expenses	9,919	8,044	8,086	8,409	7,679	23.3	29.2
Total other expenses	27,404	22,987	25,365	25,960	22,977	19.2	19.3
Total	$109,422	$106,715	$108,373	$108,382	$103,913	2.5	5.3

Consolidated Average Balance Sheet
In thousands
(unaudited)

	2Q 06		1Q 06		4Q 05
	Average	Yield(1)	Average	Yield(1)	Average	Yield(1)
	Balance	/ Rate	Balance	/ Rate	Balance	/ Rate
Earning assets
Loans:
Commercial and leasing	$2,956,420	7.35%	$2,933,214	7.06%	$2,912,089	6.86%
Commercial real estate	3,748,795	7.02	3,673,385	6.89	3,664,491	6.79
Construction	1,808,734	8.09	1,681,253	7.86	1,574,597	7.56
Residential real estate	1,876,209	6.16	1,831,603	6.16	1,798,686	6.05
Home equity lines	484,396	7.65	496,526	7.25	511,673	6.73
Consumer	1,046,986	5.78	1,030,923	5.73	1,036,349	5.68
Total loans	11,921,540	7.05	11,646,904	6.87	11,497,885	6.69
Federal funds sold, et al	71,448	6.16	57,318	4.65	76,062	4.64
Securities: (2)
Taxable securities:
U.S. Treasury and government agencies	1,451,800	3.85	1,440,180	3.64	1,429,583	3.41
Mortgage-backed	1,605,222	4.30	1,589,017	4.30	1,545,324	4.56
Other investments	65,748	4.30	63,199	4.06	60,998	4.77
Tax-exempt securities:
States and political subdivisions	81,038	6.26	83,957	6.22	88,679	6.01
Total securities	3,203,808	4.14	3,176,353	4.05	3,124,584	4.08
Interest-bearing deposits in other banks	200	1.51	200	1.36	200	1.35
Total earning assets	15,196,996	6.43	14,880,775	6.26	14,698,731	6.13
Cash and due from banks	304,132		301,305		319,176
Bank premises and equipment, net	138,941		138,237		139,662
Other assets	1,301,459		1,272,673		1,258,868
Less: allowance for loan losses	(142,556)		(157,026)		(158,162)
Total assets	$16,798,972		$16,435,964		$16,258,275

Interest-bearing liabilities
Deposits:
Savings	$1,282,700	0.48	$1,321,364	0.45	$1,371,020	0.45
Checking plus interest	1,298,636	0.20	1,341,714	0.19	1,398,809	0.18
Money market	1,947,364	2.62	1,848,724	2.18	1,785,001	1.86
Time deposits $100,000 and over	2,044,074	4.37	1,904,098	4.00	1,784,340	3.66
Other time deposits	2,362,074	3.47	2,318,985	3.23	2,300,075	3.03
Total interest-bearing deposits	8,934,848	2.59	8,734,885	2.29	8,639,245	2.05
Short-term borrowings	1,423,480	3.80	1,320,595	3.39	1,213,396	2.96
Long-term debt	673,599	5.53	730,236	5.18	766,451	4.71
Total interest-bearing funds	11,031,927	2.92	10,785,716	2.62	10,619,092	2.35
Noninterest-bearing deposits	3,255,345		3,206,071		3,255,149
Other liabilities and accrued expenses	202,551		182,531		173,984
Total liabilities	14,489,823		14,174,318		14,048,225
Shareholders’ equity	2,309,149		2,261,646		2,210,050
Total liabilities & shareholders’ equity	$16,798,972		$16,435,964		$16,258,275

Net interest rate spread		3.51%		3.64%		3.78%
Effect of noninterest-bearing funds		0.80		0.72		0.65
Net interest margin on earning assets		4.31%		4.36%		4.43%

Consolidated Average Balance Sheets (continued)
In thousands
(unaudited)

					Average Balance
					2Q 06	2Q 06
					vs	vs
	3Q 05		2Q 05		1Q 06	2Q 05
	Average	Yield(1)	Average	Yield(1)
	Balance	/Rate	Balance	/Rate
Earnings assets
Loans:
Commercial and leasing	$2,914,761	6.62%	$2,926,234	6.31%	0.8%	1.0%
Commercial real estate	3,610,170	6.65	3,363,924	6.51	2.1	11.4
Construction	1,544,082	7.21	1,442,621	6.66	7.6	25.4
Residential real estate	1,775,023	5.98	1,762,991	5.95	2.4	6.4
Home equity lines	517,798	6.23	502,917	5.85	(2.4)	(3.7)
Consumer	1,027,897	5.71	900,576	5.77	1.6	16.3
Total loans	11,389,731	6.51	10,899,263	6.29	2.4	9.4
Federal funds sold, et al	57,932	5.20	40,904	4.33	24.7	74.7
Securities: (2)
Taxable securities:
U.S. Treasury and government agencies	1,431,397	3.35	1,382,037	3.37	0.8	5.0
Mortgage-backed	1,455,475	3.98	1,365,012	4.05	1.0	17.6
Other investments	62,318	3.35	65,051	3.63	4.0	1.1
Tax-exempt securities:
States and political subdivisions	93,683	5.89	88,537	5.90	(3.5)	(8.5)
Total securities	3,042,873	3.73	2,900,637	3.77	0.9	10.5
Interest-bearing deposits in other banks	200	1.02	187	1.31	—	7.0
Total earning assets	14,490,736	5.92	13,840,991	5.76	2.1	9.8
Cash and due from banks	326,515		301,484		0.9	0.9
Bank premises and equipment, net	147,248		144,347		0.5	(3.7)
Other assets	1,257,846		1,099,607		2.3	18.4
Less: allowance for loan losses	(157,177)		(152,858)		(9.2)	(6.7)
Total assets	$16,065,168		$15,233,571		2.2	10.3

Interest-bearing liabilities
Deposits:
Savings	$1,420,283	0.42	$1,463,960	0.36	(2.9)	(12.4)
Checking plus interest	1,428,344	0.17	1,418,337	0.16	(3.2)	(8.4)
Money market	1,692,684	1.54	1,574,422	1.15	5.3	23.7
Time deposits $100,000 and over	1,674,265	3.30	1,618,161	2.97	7.4	26.3
Other time deposits	2,295,608	2.76	2,060,974	2.54	1.9	14.6
Total interest-bearing deposits	8,511,184	1.80	8,135,854	1.55	2.3	9.8
Short-term borrowings	1,185,142	2.58	1,021,281	2.15	7.8	39.4
Long-term debt	797,527	4.47	742,056	4.23	(7.8)	(9.2)
Total interest-bearing funds	10,493,853	2.09	9,899,191	1.81	2.3	11.4
Noninterest-bearing deposits	3,240,806		3,137,366		1.5	3.8
Other liabilities and accrued expenses	151,094		154,910		11.0	30.8
Total liabilities	13,885,753		13,191,467		2.2	9.8
Shareholders’ equity	2,179,415		2,042,104		2.1	13.1
Total liabilities & shareholders’ equity	$16,065,168		$15,233,571		2.2	10.3

Net interest rate spread		3.83%		3.95%
Effect of noninterest-bearing funds		0.58		0.51
Net interest margin on earning assets		4.41%		4.46%

(1) Presented on a tax-equivalent basis using the statutory federal corporate income tax rate of 35%; see Reconciliation of Non-GAAP Measures.

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

YTD	YTD
2006	2005	2Q 06	1Q 06	4Q 05	3Q 05	2Q 05

(1)The net interest margin and efficiency ratios are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax-favored status of income from certain loans and investments. Management believes this measure to be the preferred industry measurement of net interest income and provides a relevant comparison between taxable and nontaxable investments.

Net interest income (GAAP basis)	$319,723	$295,450	$161,410	$158,313	$162,434	$159,242	$152,367
Taxable-equivalent adjustment	3,677	3,233	1,844	1,833	1,833	1,781	1,656
Net interest income - taxable equivalent	$323,400	$298,683	$163,254	$160,146	$164,267	$161,023	$154,023

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

Return on average equity (GAAP basis)	12.69%	13.18%	12.70%	12.69%	13.44%	12.92%	13.33%
Impact of excluding average intangible assets and amortization	6.20	5.93	6.10	6.28	6.82	6.70	6.31
Return on average tangible equity	18.89%	19.11%	18.80%	18.97%	20.26%	19.62%	19.64%

Average equity to average assets (GAAP basis)	13.75%	13.42%	13.75%	13.76%	13.59%	13.57%	13.41%
Impact of excluding average intangible assets and amortization	(3.90)	(3.59)	(3.87)	(3.95)	(3.98)	(4.04)	(3.74)
Average tangible equity to average tangible assets	9.85%	9.83%	9.88%	9.81%	9.61%	9.53%	9.67%

(3) The efficiency ratio is measured by dividing noninterest expenses by the sum of net interest income on an FTE basis and noninterest income. When computing the cash operating efficiency ratio and cash operating earnings, management excludes the amortization of intangible assets, restructuring charges, merger-related expenses, and gains and losses on sales of premises and from the sales of investment securities in order to assess the core operating results of Bankshares and because of the uncertainty as to timing and amount of gain or loss to be recognized.

Efficiency ratio (GAAP basis)	48.19%	48.98%	48.05%	48.34%	47.87%	48.36%	48.54%
Impact of excluding: Securities gains and (losses)	—	0.06	—	—	(0.01)	—	0.02
Gains/(losses) on sales of premises	0.01	0.53	0.01	0.02	—	(0.05)	0.78
Amortization of deposit intangibles	(0.66)	(0.68)	(0.66)	(0.68)	(0.66)	(0.65)	(0.69)
Amortization of other intangibles	(0.35)	(0.35)	(0.32)	(0.38)	(0.35)	(0.34)	(0.34)
Restructuring charges	—	—	—	—	—	—	—
Merger-related expenses	—	(0.08)	—	—	(0.16)	(0.33)	(0.05)
Cash operating efficiency ratio	47.19%	48.46%	47.08%	47.30%	46.69%	46.99%	48.26%

(4) Bankshares presents cash operating earnings in order to assess its core operating results.

Net income (GAAP basis)	$143,851	$130,500	$73,092	$70,759	$74,863	$70,956	$67,873
Less: Securities (gains) and losses, net of tax	8	(296)	—	8	32	19	(46)
(Gains)/losses on sales of premises, net of tax	(62)	(2,741)	(14)	(48)	—	117	(2,048)
Plus: Amortization of deposit intangibles, net of tax	1,798	1,701	899	899	899	892	875
Amortization of other intangibles, net of tax	947	868	440	507	486	458	442
Restructuring charges, net of tax	—	—	—	—	—	—	—
Merger-related expenses, net of tax	—	212	—	—	216	449	56
Cash operating earnings	$146,542	$130,244	$74,417	$72,125	$76,496	$72,891	$67,152

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information responsive to this item as of December 31, 2005 appears under the captions “Asset/Liability and Market Risk Management” of Bankshares’ Form 10-K for the year ended December 31, 2005. There was no material change in such information as of June 30, 2006.

Item 4. Controls and Procedures

As of June 30, 2006, Bankshares’ management, under the supervision and with the participation of Bankshares’ principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, (as that term is defined in Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Securities and Exchange Act of 1934, as amended. Based on the evaluation, the principal executive officer and principal financial officer concluded that Bankshares’ disclosure controls and procedures are effective. There were no significant changes in Bankshares’ internal controls over financial reporting during the quarter.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A. Risk Factors

There has been no material change in the risk factors previously disclosed under Item 1A.of Bankshares’ 2005 Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders

At Bankshares’ Annual Meeting of Shareholders held on May 9, 2006, shareholders voted on the following matters.  There were 123,305,202 shares of Common Stock entitled to vote at the meeting and a total of 101,712,023 shares, or 82.5%, were represented at the meeting.

(1)  To elect the following individuals as directors of Bankshares to serve until the 2009 Annual Meeting of Shareholders and until successors are duly elected and qualify.  The results of voting for election of directors were:

	For	Withheld
R. Carl Benna	100,658,899	1,050,764
George L. Bunting, Jr.	100,531,306	1,178,357
Darrell D. Friedman	100,534,137	1,175,526
Robert A. Kinsley	100,529,453	1,180,210
Alexander T. Mason	100,434,785	1,274,878
Christian H. Poindexter	100,291,070	1,418,593
James L. Shea	95,059,885	6,652,138

The following directors’ terms of office continued after the meeting and they did not stand for reelection:

Cynthia A. Archer	Anthony W. Deering	Clayton S. Rose
Richard O. Brendt	Freeman A. Hrabowski, III	Donald J. Shepard
Howard B. Bowen	Edward J. Kelly, III	Jay M. Wilson
William R. Brody, M.D.	Jenny G. Morgan
Eddie C. Brown	Morton B. Plant

(2)  To ratify the appointment of Ernst & Young LLP as Bankshares’ independent registered public accounting firm for 2006.  The voting results of shares represented by proxy were:

For	Against	Abstained	Broker nonvotes
100,871,878	321,655	516,128	2,362

(3)  To approve the Mercantile Bankshares Corporation Annual Cash Incentive Plan.  The voting results of shares represented by proxy were:

For	Against	Abstained	Broker nonvotes
95,287,715	4,650,427	1,771,513	2,369

(4) To approve an amendment to the charter of Bankshares to increase the authorized shares of common stock from 130,000,000 to 200,000,000.  The voting results of shares represented by proxy were:

For	Against	Abstained	Broker nonvotes
96,916,760	4,058,854	734,043	2,365

Item 6.        Exhibits

Exhibits

3.17 Articles of Amendment effective May 19, 2006 (Filed herewith).

31.1 Section 302 Certification of Chief Executive Officer. Filed as an exhibit hereto and incorporated herein by reference.

31.2 Section 302 Certification of Chief Financial Officer. Filed as an exhibit hereto and incorporated herein by reference.

32.1 Section 906 Certification of Chief Executive Officer. Filed as an exhibit hereto and incorporated herein by reference.

32.2 Section 906 Certification of Chief Financial Officer. Filed as an exhibit hereto and incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mercantile Bankshares Corporation
(Registrant)

August 4, 2006	/s/ Edward J. Kelly, III
Date	By: Edward J. Kelly, III
Chairman of the Board,
President and Chief Executive Officer

August 4, 2006	/s/ Terry L. Troupe
Date	By: Terry L. Troupe
Executive Vice President and
Chief Financial Officer

August 4, 2006	/s/ William T. Skinner, Jr.
Date	By: William T. Skinner, Jr.
Controller