Form 10-Q
period 2006-09-30
MERCANTILE BANKSHARES CORP
filed 2006-10-31
CIK 64908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
   Yes ☐    No ☒

As of October 20, 2006, there were 125,490,121 shares of registrant’s Common Stock, $2 par value per share, outstanding.

MERCANTILE BANKSHARES CORPORATION
Quarterly Report on Form 10-Q
September 30, 2006

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MERCANTILE BANKSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	September 30, 2006	December 31, 2005	September 30, 2005
ASSETS
Cash and due from banks	$318,184	$369,536	$328,964
Interest-bearing deposits in other banks	200	200	200
Federal funds sold	133,608	25,104	232,129
Total cash and cash equivalents	451,992	394,840	561,293
Investment securities available-for-sale (Note 4)	3,126,770	3,089,628	3,048,846
Investment securities held-to-maturity (Note 4) - fair value of $14,766 (September 2006), $17,181 (December 2005) and $17,380 (September 2005)	14,361	16,659	16,804
Total investment securities	3,141,131	3,106,287	3,065,650
Loans held-for-sale	1,930	26,263	42,307
Loans:
Commercial	2,925,300	2,957,301	2,925,445
Commercial real estate	4,148,895	3,703,297	3,638,238
Construction	1,952,013	1,607,095	1,543,633
Residential real estate	1,988,336	1,802,373	1,778,684
Home equity lines	476,746	505,508	520,214
Consumer	1,043,048	1,032,271	1,039,845
Total loans	12,534,338	11,607,845	11,446,059
Less: allowance for loan losses	(143,853)	(156,673)	(157,176)
Loans, net	12,390,485	11,451,172	11,288,883
Bank premises and equipment, less accumulated depreciation of $152,829 (September 2006), $146,585 (December 2005) and $147,395 (September 2005)	142,664	137,419	146,615
Other real estate owned, net	67	667	777
Goodwill, net	760,347	670,028	670,306
Other intangible assets, net (Note 8)	47,818	46,653	47,485
Other assets	638,813	588,400	580,138
Total assets	$17,575,247	$16,421,729	$16,403,454
COMMITMENTS and CONTINGENCIES (Note 7)
LIABILITIES
Deposits:
Noninterest-bearing deposits	$3,301,554	$3,324,650	$3,329,331
Interest-bearing deposits	9,473,557	8,752,700	8,710,575
Total deposits	12,775,111	12,077,350	12,039,906
Short-term borrowings	1,558,710	1,237,714	1,266,672
Accrued expenses and other liabilities	188,331	169,780	165,398
Long-term debt	659,688	742,163	780,087
Total liabilities	15,181,840	14,227,007	14,252,063
SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized 2,000,000 shares; issued and outstanding - None
Common stock, $2 par value; authorized 200,000,000 shares; issued shares - 125,476,310 (September 2006), 82,165,414 (December 2005) and 82,078,721 (September 2005)	250,953	164,331	164,157
Capital surplus	667,307	676,830	669,185
Retained earnings	1,503,226	1,386,405	1,343,076
Accumulated other comprehensive loss	(28,079)	(32,844)	(25,027)
Total shareholders’ equity	2,393,407	2,194,722	2,151,391
Total liabilities and shareholders’ equity	$17,575,247	$16,421,729	$16,403,454

See Notes to Consolidated Financial Statements.

MERCANTILE BANKSHARES CORPORATION
STATEMENTS OF CONSOLIDATED INCOME

	For the 9 months ended September 30,		For the 3 months ended September 30,
(Dollars in thousands, except per share data)	2006	2005	2006	2005

INTEREST INCOME
Interest and fees on loans	$628,369	$508,135	$224,218	$185,714
Interest and dividends on investment securities:
Taxable interest income	93,323	77,052	32,393	26,686
Tax-exempt interest income	2,273	2,348	730	839
Other investment income	1,986	1,753	660	526
Total interest and dividends on investment securities	97,582	81,153	33,783	28,051
Other interest income	2,611	1,546	855	760
Total interest income	728,562	590,834	258,856	214,525

INTEREST EXPENSE
Interest on deposits	175,638	95,280	68,792	38,591
Interest on short-term borrowings	39,738	17,228	15,215	7,702
Interest on long-term debt	27,394	23,634	8,780	8,990
Total interest expense	242,770	136,142	92,787	55,283

NET INTEREST INCOME	485,792	454,692	166,069	159,242
Provision for credit losses	—	1,576	—	820

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	485,792	453,116	166,069	158,422

NONINTEREST INCOME
Investment and wealth management	82,582	71,505	27,596	23,668
Service charges on deposit accounts	33,936	32,992	12,776	11,478
Mortgage banking related fees	5,042	10,329	497	5,151
Investment securities gains (losses)	205	458	218	(32)
Nonmarketable investments	13,383	13,683	1,150	4,190
Other income	49,693	52,042	17,530	18,619
Total noninterest income	184,841	181,009	59,767	63,074

NONINTEREST EXPENSES
Salaries	147,755	148,482	51,424	51,748
Employee benefits	42,538	35,490	13,511	11,637
Net occupancy expense of bank premises	23,991	20,918	8,289	7,139
Furniture and equipment expenses	24,752	23,168	8,353	7,965
Communications and supplies	12,083	11,992	3,796	3,933
Other expenses	77,447	72,398	27,056	25,960
Total noninterest expenses	328,566	312,448	112,429	108,382
Income before income taxes	342,067	321,677	113,407	113,114
Applicable income taxes	126,643	120,221	41,834	42,158

NET INCOME	$215,424	$201,456	$71,573	$70,956

NET INCOME PER SHARE OF COMMON STOCK (Note 3):
Basic	$1.74	$1.67	$0.57	$0.58
Diluted	$1.73	$1.65	$0.57	$0.57
DIVIDENDS PAID PER COMMON SHARE	$0.82	$0.74	$0.28	$0.25

See Notes to Consolidated Financial Statements.

MERCANTILE BANKSHARES CORPORATION
STATEMENTS OF CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY

	For the 9 months ended September 30, 2006 and 2005
(Dollars in thousands, except per share data)	Total	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)

BALANCE, DECEMBER 31, 2004	$1,917,683	$158,601	$530,705	$1,231,102	$(2,725)
Net income	201,456			201,456
Unrealized losses on securities available-for-sale, net of reclassification adjustment, net of taxes	(22,302)				(22,302)
Comprehensive income (Note 9)	179,154
Cash dividends paid:
Common stock ($0.74 per share)	(89,017)			(89,017)
Issuance of 2,444,408 shares for bank acquisition	124,335	4,889	119,446
Fair value of 138,764 converted options related to employee stock option plan of acquired bank	5,182		5,182
Issuance of 82,444 shares for dividend reinvestment and stock purchase plan	4,098	165	3,933
Issuance of 17,550 shares for employee stock purchase dividend reinvestment plan	873	35	838
Stock options
Issuance of 181,808 shares	3,664	364	3,300
Expense	2,519		2,519
Stock awards
Issuance of 41,823 shares	2,211	84	2,127
Deferred compensation	(2,242)			(2,242)
Expense	1,972			1,972
Directors’ deferred compensation plan
Issuance of 10,182 shares	439	19	420
Contribution	520		520
Dividend	—		195	(195)
BALANCE, SEPTEMBER 30, 2005	$2,151,391	$164,157	$669,185	$1,343,076	$(25,027)
BALANCE, DECEMBER 31, 2005	$2,194,722	$164,331	$676,830	$1,386,405	$(32,844)
Net income	215,424			215,424
Unrealized gains on securities available-for-sale, net of reclassification adjustment, net of taxes	4,765				4,765
Comprehensive income (Note 9)	220,189
Cash dividends paid
Common stock ($0.82 per share)	(101,556)			(101,556)
Issuance of 1,833,757 shares in connection with bank acquisition	63,140	3,668	59,472
Fair value of 138,066 converted options related to employee stock option plan of acquired bank	1,605		1,605
Issuance of 134,274 shares for dividend reinvestment and stock purchase plan	4,706	268	4,438
Issuance of 26,505 shares for employee stock purchase dividend reinvestment plan	996	53	943
Stock options
Issuance of 107,767 shares	1,975	216	1,759
Expense	2,219		2,219
Stock awards and units
Issuance of 157,243 shares	189	314	(125)
Repurchase of 38,471 shares for tax settlement	(1,477)	(77)	(1,400)
Expense	5,748		5,748
Directors’ deferred compensation plan
Issuance of 4,995 shares	192	10	182
Contribution	841		841
Dividend	—		253	(253)
Adjustment for adoption of SFAS No. 123R	—		(3,206)	3,206
Issuance of 41,084,826 shares for a 3-for-2 stock split	(82)	82,170	(82,252)
BALANCE, SEPTEMBER 30, 2006	$2,393,407	$250,953	$667,307	$1,503,226	$(28,079)

See Notes to Consolidated Financial Statements.

MERCANTILE BANKSHARES CORPORATION
STATEMENTS OF CONSOLIDATED CASH FLOWS

	For the 9 months ended September 30,
Increase (decrease) in cash and cash equivalents (Dollars in thousands)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$215,424	$201,456
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	—	1,576
Depreciation	11,857	11,581
Amortization of other intangible assets	7,064	6,482
Tax benefit from the issuance of stock-based awards	115	83
Write-downs of other real estate owned	—	1
Gains on sales of other real estate owned	(7)	(153)
Gains on sales of investments securities	(205)	(458)
Gains on sales of premises	(103)	(4,341)
Net (increase) decrease in assets:
Loans held-for-sale	25,568	(31,307)
Interest receivable	(11,975)	(9,332)
Nonmarketable investments	(8,964)	11,912
Other assets	(13,246)	(80)
Net increase (decrease) in liabilities:
Interest payable	19,359	13,710
Other liabilities	(15,502)	(11,871)
Net cash provided by operating activities	229,385	189,259
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held-to-maturity	2,298	3,372
Proceeds from maturities of investment securities available-for-sale	705,128	655,641
Proceeds from sales of investment securities available-for-sale	101,670	121,207
Purchases of investment securities available-for-sale	(723,014)	(782,084)
Net increase in customer loans	(511,661)	(551,290)
Proceeds from sales of other real estate owned	2,241	273
Capital expenditures	(16,117)	(12,878)
Proceeds from sales of premises	536	7,981
Proceeds from sale of interest in Ltd Partnership	6,705	—
Business acquisitions (net of cash received)	(61,251)	(78,655)
Business acquisitions contingent consideration	(8,806)	—
Purchase of nonmarketable investments	(12,112)	(57,105)
Net cash used in investing activities	(514,383)	(693,538)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in noninterest-bearing deposits	(118,812)	172,450
Net increase in interest-bearing deposits	383,457	442,943
Net increase in short-term borrowings	266,837	369,109
Repayment of long-term debt	(95,362)	(84,659)
Tax benefit from the issuance of stock-based awards	1,040	530
Excess tax benefit related to stock-based awards	346	447
Proceeds from issuance of shares	7,677	8,635
Repurchase of common shares	(1,477)	—
Dividends paid	(101,556)	(89,017)
Net cash provided by financing activities	342,150	820,438
Net increase in cash and cash equivalents	57,152	316,159
Cash and cash equivalents at beginning of period	394,840	245,134
Cash and cash equivalents at end of period	$451,992	$561,293
SUPPLEMENTAL INFORMATION
Cash payments for interest	$222,237	$121,081
Cash payments for income taxes	135,974	133,745

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

On July 17, 2006, Bankshares completed its acquisition of James Monroe Bancorp, Inc. (“James Monroe”), an Arlington, Virginia-based commercial bank.  James Monroe was merged into Mercantile-Safe Deposit & Trust Company (“MSD&T”).  At the time of the acquisition, James Monroe operated six full-service branches and a loan production office located in Northern Virginia and suburban Washington, D.C.  The total consideration paid to James Monroe shareholders in connection with the acquisition was $71.4 million in cash and 1.8 million shares of Bankshares’ common stock.  The results of James Monroe’s operations have been included in Bankshares’ financial results subsequent to July 17, 2006.  The assets and liabilities of James Monroe were recorded on the Consolidated Balance Sheet at their respective fair values.  The fair values have been determined as of July 17, 2006 and are subject to refinement, as further information becomes available.  The transaction resulted in total assets acquired of $552 million, including $414 million in gross loans; and liabilities assumed of $507 million, including $434 million in total deposits.  Additionally, Bankshares preliminarily recorded $87.0 million of goodwill.  Intangible assets subject to amortization are being amortized on an accelerated basis.

Bankshares’ exit costs, referred to herein as “merger-related” costs, are defined to include those costs for branch closings and related severance, combining operations such as systems conversions, and printing and mailing costs incurred by Bankshares prior to and after the merger date and are included in Bankshares’ results of operations.  Bankshares expensed merger-related costs totaling $0.7 million for the three month period ended September 30, 2006.  The costs associated with these activities are included in noninterest expense.  Merger-related expenses incurred to date consisted largely of expenses for systems conversion costs.  Bankshares will incur additional merger-related expenses of $1.5 million during the fourth quarter of 2006 and the first quarter of 2007 as systems conversions, branch closings and integration of operations continue and these expenses will be recorded when incurred.

3.  Earnings per Share

Basic earnings per share (“EPS”) are computed by dividing income available to common shareholders by weighted average common shares outstanding.  Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of weighted average common shares from the various share-based compensation plans.  The following tables provide reconciliations between the computation of basic EPS and diluted EPS for the nine and three months ended September 30, 2006 and 2005, respectively.

	For the 9 months ended September 30,
	2006			2005
(In thousands, except per share data)	Net Income	Weighted Average Common Shares	EPS	Net Income	Weighted Average Common Shares	EPS
Basic EPS	$215,424	123,678	$1.74	$201,456	120,818	$1.67
Dilutive effect of :
Stock options		760			635
Restricted stock awards and units		109			113
Vested directors’ deferred compensation plan shares		295			258
Diluted EPS	$215,424	124,842	$1.73	$201,456	121,824	$1.65

	For the 3 months ended September 30,
	2006			2005
(In thousands, except per share data)	Net Income	Weighted Average Common Shares	EPS	Net Income	Weighted Average Common Shares	EPS
Basic EPS	$71,573	124,750	$0.57	$70,956	122,797	$0.58
Dilutive effect of :
Stock options		742			776
Restricted stock awards and units		100			116
Vested directors’ deferred compensation plan shares		301			264
Diluted EPS	$71,573	125,893	$$0.57	$70,956	123,953	$0.57

Antidilutive weighted average common shares from the various share-based compensation plans excluded from the computation of diluted earnings per share were 430,857 and 666,503 for the nine months and three months ended September 30, 2006.  There were no antidilutive weighted average common shares excluded from the computation of diluted earnings per share for the nine months and three months ended September 30, 2005.

4.  Investment Securities

At September 30, 2006 and December 31, 2005, securities with an amortized cost of $1.5 billion and $1.3 billion, respectively, were pledged as collateral for repurchase transactions and certain deposits as required by regulatory guidelines.  The following table shows the amortized cost and fair value of investment securities at September 30, 2006 and December 31, 2005.

	September 30, 2006				December 31, 2005
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities held-to-maturity
States and political subdivisions	$14,361	$425	$20	$14,766	$16,659	$541	$19	$17,181

Investment securities available-for-sale
U.S. Treasury	$409,137	$512	$2,041	$407,608	$434,893	$223	$3,080	$432,036
U.S. Government agencies	928,550	240	7,996	920,794	992,040	29	12,761	979,308
Mortgage-backed securities	1,710,596	2,116	37,791	1,674,921	1,581,845	685	38,269	1,544,261
States and political subdivisions	61,542	255	127	61,670	70,017	306	188	70,135
Other bonds, notes and debentures	11,678	—	129	11,549	19,083	—	215	18,868
Total bonds	3,121,503	3,123	48,084	3,076,542	3,097,878	1,243	54,513	3,044,608
Other investments	49,597	1,118	487	50,228	43,980	1,236	196	45,020
Total	$3,171,100	$4,241	$48,571	$3,126,770	$3,141,858	$2,479	$54,709	$3,089,628

The following table shows the unrealized gross losses and fair value of securities in the securities available-for-sale portfolio at September 30, 2006, by length of time that individual securities in each category have been in a continuous loss position.

	Less than 12 Months		12 months or more		Total
(Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury	$94	$229,867	$1,947	$177,741	$2,041	$407,608
U.S. Government agencies	709	331,626	7,287	589,168	7,996	920,794
Mortgage-backed securities	2,632	610,473	35,159	1,064,448	37,791	1,674,921
States and political subdivisions	29	45,862	98	15,808	127	61,670
Other bonds, notes and debentures	29	5,497	100	6,052	129	11,549
Total bonds	3,493	1,223,325	44,591	1,853,217	48,084	3,076,542
Other investments	181	35,934	306	14,294	487	50,228
Total	$3,674	$1,259,259	$44,897	$1,867,511	$48,571	$3,126,770

At September 30, 2006, there were $1.9 billion of individual securities that had unrealized losses for a period greater than 12 months.  At September 30, 2006, these securities had an unrealized loss of $44.9 million of which approximately 57% were mortgage-backed securities. Management has assessed the impairment of these securities and determined that the impairment is temporary.  All principal and interest payments on available-for-sale debt securities in an unrealized loss position for greater than 12 months are expected to be collected given the high credit quality of the U.S. government agency debt securities and Bankshares’ ability and intent to hold the securities until the value recovers or they mature.

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

Bankshares reclassified $14.0 million and $1.9 million in the first and third quarters of 2006, respectively, of the allowance for loan losses to the reserve for unfunded commitments.  The third quarter reclassification resulted from a refinement in the manner in which the required reserves for unfunded commitments were calculated.  The acquired allowance from James Monroe was approximately $4.0 million.

The allowance for loan losses and reserve for unfunded commitments is presented below.

	For the 9 months ended September 30,		For the 3 months ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Allowance for Loan Losses
Balance, beginning of period	$156,673	$149,002	$142,860	$157,101
Allowance of acquired bank	3,985	7,086	3,985	—
Provision for credit losses	(990)	1,576	—	820
Transfer to reserve for unfunded commitments	(15,824)	—	(1,856)	—
Total	143,844	157,664	144,989	157,921
Charge-offs	(4,137)	(4,825)	(1,909)	(1,710)
Recoveries	4,146	4,337	773	965
Net recoveries (charge-offs)	9	(488)	(1,136)	(745)
Balance, end of period	$143,853	$157,176	$143,853	$157,176

Reserve for Unfunded Commitments
Balance, beginning of period	$—	$—	$14,958	$—
Provision for credit losses	990	—	—	—
Transfer from allowance for loan losses	15,824	—	1,856	—
Balance, end of period	$16,814	$—	$16,814	$—

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

Under Statements of Financial Accounting Standards (SFAS) Nos. 114 and 118, “Accounting by Creditors for Impairment of a Loan-an amendment of FASB Statements Nos. 5 and 15,” a loan is considered impaired, based on current information and events, if it is probable that Bankshares will not collect all principal and interest payments according to the contractual terms of the loan agreement.  The impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the repayment is expected to be provided predominantly by the underlying collateral.  Information with respect to impaired loans and the related valuation allowance (if the measure of the impaired loan is less than the recorded investment) at September 30, 2006, December 31, 2005 and September 30, 2005 is shown in the following table.  See Bankshares’ Annual Report on Form 10-K for more detail.

(Dollars in thousands)	September 30, 2006	December 31, 2005	September 30, 2005
Impaired loans with a specific valuation allowance	$2,488	$11,512	$15,579
All other impaired loans	30,293	9,086	9,103
Total impaired loans	$32,781	$20,598	$24,682

Specific allowance for loan losses applicable to impaired loans	$1,755	$4,150	$8,671
General allowance for loan losses applicable to other than impaired loans	142,098	152,523	148,505
Total allowance for loan losses	$143,853	$156,673	$157,176

Year-to-date interest income on impaired loans recorded on the cash basis	$106	$128	$114
Year-to-date average recorded investment in impaired loans during the period	$23,970	$26,703	$27,332
Quarter-to-date interest income on impaired loans recorded on the cash basis	$30	$14	$61
Quarter-to-date average recorded investment in impaired loans during the period	$27,016	$24,817	$26,223

Impaired loans do not include large groups of smaller balance homogeneous loans that are evaluated collectively for impairment (e.g., residential mortgages and consumer installment loans).  The allowance for loan losses related to these loans is included in the general allowance for loan losses applicable to other than impaired loans.

There were no loans associated with the James Monroe acquisition that were within the scope of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.”  As part of the Community Bank of Northern Virginia (“CBNV”) acquisition, two commercial real estate loans totaling $4.9 million were within the scope of SOP 03-3.  One of the loans was subsequently paid in full and the remaining loan is deemed to be immaterial for purposes of the required disclosures.

7.  Commitments and Contingencies

Bankshares is a party to financial instruments that are not recorded in the balance sheet, which include commitments to extend credit and standby letters of credit.  Various commitments to extend credit (lines of credit) are made in the normal course of banking business.  Letters of credit are issued for the benefit of customers by affiliated banks.  These commitments are subject to loan underwriting standards and geographic boundaries consistent with Bankshares’ loans outstanding. Bankshares’ lending activities are concentrated in Maryland, Delaware and Virginia.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Total commitments to extend credit were $5.1 billion at September 30, 2006, $4.8 billion at December 31, 2005, and $4.6 billion at September 30, 2005.

Letters of credit are commitments issued to guarantee the performance of a customer to a third party.  Outstanding letters of credit were $575.8 million at September 30, 2006, $540.6 million at December 31, 2005 and $506.8 million at September 30, 2005.  Fees received for issuing letters of credit are deferred and amortized over the life of the commitment.  The unamortized fees on letters of credit at September 30, 2006, December 31, 2005, and September 30, 2005 had a carrying value of $2.5 million, $2.7 million and $2.5 million, respectively.

Bankshares’ mortgage-banking subsidiary is a Fannie Mae Delegated Underwriting and Servicing lender, and has a loss sharing arrangement for loans originated on behalf of and sold to Fannie Mae.  The unamortized principal balance of the underlying loans totaled $278.7 million, $249.8 million and $237.2 million at September 30, 2006, December 31, 2005 and September 30, 2005, respectively.  The loss reserve for potential losses on loans originated and sold in the secondary market was $100.2 thousand and $60.7 thousand at September 30, 2006 and December 31, 2005, respectively.  The mortgage subsidiary also has originated and sold loans with recourse in the event of foreclosure on the underlying real estate.

Bankshares has committed to invest funds in third-party private equity investments.  At September 30, 2006, December 31, 2005 and September 30, 2005, $31.1 million, $26.6 million and $28.1 million, respectively, remained unfunded.

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

8.  Goodwill and Other Intangible Assets

Goodwill, net, totaled $760.3 million at September 30, 2006 and $670.0 million at December 31, 2005.  In the third quarter of 2006, Bankshares preliminarily recorded $87.0 million in goodwill in connection with the James Monroe acquisition.  In the first quarter of 2006, there was an increase in goodwill of $8.8 million related to a contingent payment made to the management of Boyd Watterson Asset Management as they met the performance conditions outlined in the merger agreement.

The following table discloses the gross carrying amount and accumulated amortization of intangible assets subject to amortization at September 30, 2006 and December 31, 2005.

	September 30, 2006			December 31, 2005
(Dollars in thousands)	Gross carrying amount	Accumulated amortization	Net amount	Gross carrying amount	Accumulated amortization	Net amount
Core deposits	$62,842	$(25,444)	$37,398	$54,509	$(20,790)	$33,719
Mortgage servicing	2,848	(1,461)	1,387	2,902	(1,145)	1,757
Customer lists and other	17,795	(8,762)	9,033	17,845	(6,668)	11,177
Total	$83,485	$(35,667)	$47,818	$75,256	$(28,603)	$46,653

In connection with the James Monroe acquisition, Bankshares preliminarily recorded $8.3 million in core deposit intangibles.  The core deposit intangible from James Monroe is being amortized on an accelerated basis.

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

The following table shows the current period and estimated future amortization expense for amortized intangible assets.  The projections of amortization expense shown for mortgage servicing rights are based on asset balances and the interest rate environment as of September 30, 2006.  Future amortization expense may be significantly different depending upon changes in the mortgage-servicing portfolio, mortgage interest rates and market conditions.

(Dollars in thousands)		Core Deposits	Mortgage Servicing	Customer Lists and Other	Total
Nine months ended September 30, 2006 (actual)		$4,654	$251	$2,159	$7,064
Three months ended December 31, 2006 (estimated)		1,680	59	562	2,301
Twelve months ended December 31, 2006 (estimated)		$6,334	$310	$2,721	$9,365

Estimate for years ended December 31,
	2007	$6,517	$232	$2,454	$9,203
	2008	5,423	215	1,617	7,255
	2009	5,272	215	641	6,128
	2010	5,272	215	505	5,992

9.  Comprehensive Income

The following table summarizes the market value change and related tax effect of unrealized gains (losses) on securities available-for-sale for the nine months and three months ended September 30, 2006 and 2005, respectively.  Total comprehensive income is included in the Statements of Changes in Consolidated Shareholders’ Equity.

	For the 9 months ended September 30,
	2006			2005
(Dollars in thousands)	Pretax Amount	Tax (Expense) Benefit	Net Amount	Pretax Amount	Tax (Expense) Benefit	Net Amount
Net Income			$215,424			$201,456
Other comprehensive income
Unrealized holding gains (losses) arising
during the period	8,105	(3,216)	4,889	(35,258)	13,234	(22,024)
Reclassification adjustment for (gains) losses included in net income	(205)	81	(124)	(458)	180	(278)
Total other comprehensive income	7,900	(3,135)	4,765	(35,716)	13,414	(22,302)
Total comprehensive income			$220,189			$179,154

	For the 3 months ended September 30,
	2006			2005
(Dollars in thousands)	Pretax Amount	Tax (Expense) Benefit	Net Amount	Pretax Amount	Tax (Expense) Benefit	Net Amount
Net Income			$71,573			$70,956
Other comprehensive income
Unrealized holding gains (losses) arising during the period	34,202	(12,947)	21,255	(22,781)	8,459	(14,322)
Reclassification adjustment for (gains) losses included in net income	(218)	86	(132)	32	(13)	19
Total other comprehensive income	33,984	(12,861)	21,123	(22,749)	8,446	(14,303)
Total comprehensive income			$92,696			$56,653

10.  Capital Adequacy

Bankshares and its bank affiliates are subject to various regulatory capital adequacy requirements administered by federal and state banking agencies.  These requirements include maintaining certain capital ratios above minimum levels.  These capital ratios include Tier I Capital and Total Risk-Based Capital as percentages of net risk-weighted assets and Tier I Capital as a percentage of adjusted average total assets (leverage ratio).  The minimum ratios for capital adequacy purposes are 4.00%, 8.00% and 4.00%, for the Tier I Capital, Total Capital and Leverage Ratios, respectively.  To be categorized as well capitalized, a bank must maintain minimum ratios of 6.00%, 10.00% and 5.00%, for its Tier I Capital, Total Capital and Leverage Ratios, respectively.  As of September 30, 2006, Bankshares and each of its bank affiliates exceeded all capital adequacy requirements to be considered well capitalized.

Actual capital amounts and ratios are presented in the following table for Bankshares and its affiliates.  The September 30, 2006 MSD&T capital ratios reflect the James Monroe acquisition.

September 30, 2006 (Dollars in thousands)	Tier I Capital	Total Risk-Based Capital	Net Risk-Weighted Assets	Adjusted Average Total Assets	Tier I Capital Ratio	Total Capital Ratio	Leverage Ratio
Bankshares	$1,639,229	$2,099,107	$13,713,845	$16,413,550	11.95%	15.31%	9.99%
Annapolis Banking & Trust	44,251	51,524	347,132	483,250	12.75	14.84	9.16
Citizens National Bank	108,741	156,454	1,213,369	1,338,333	8.96	12.89	8.13
Farmers & Mechanics Bank	168,335	229,463	1,370,064	1,687,145	12.29	16.75	9.98
Marshall National Bank & Trust	13,957	20,423	144,576	185,805	9.65	14.13	7.51
Mercantile County Bank	82,794	119,526	753,143	955,397	10.99	15.87	8.67
Mercantile Eastern Shore Bank	55,070	86,472	479,466	614,010	11.49	18.04	8.97
Mercantile Peninsula Bank	150,847	222,454	1,405,887	1,783,333	10.73	15.82	8.46
Mercantile-Safe Deposit & Trust Company	617,697	738,896	6,302,877	7,583,480	9.80	11.72	8.15
Mercantile Southern Maryland Bank	95,858	132,791	697,608	1,000,486	13.74	19.04	9.58
National Bank of Fredericksburg	39,402	50,261	395,730	477,679	9.96	12.70	8.25
Westminster Union Bank	70,671	101,193	524,157	822,105	13.48	19.31	8.60

December 31, 2005 (Dollars in thousands)	Tier I Capital	Total Risk-Based Capital	Net Risk-Weighted Assets	Adjusted Average Total Assets	Tier I Capital Ratio	Total Capital Ratio	Leverage Ratio
Bankshares	$1,518,454	$1,975,313	$12,848,926	$15,471,385	11.82%	15.37%	9.81%
Annapolis Banking & Trust	43,148	50,382	331,167	484,567	13.03	15.21	8.90
Citizens National Bank	103,600	151,903	1,139,217	1,281,737	9.09	13.33	8.08
Farmers & Mechanics Bank	164,489	225,553	1,341,615	1,700,721	12.26	16.81	9.67
Marshall National Bank & Trust	12,661	19,235	132,110	164,212	9.58	14.56	7.71
Mercantile County Bank	77,489	116,005	728,884	916,864	10.63	15.92	8.45
Mercantile Eastern Shore Bank	52,538	83,614	451,831	575,426	11.63	18.51	9.13
Mercantile Peninsula Bank	141,149	214,251	1,336,315	1,677,958	10.56	16.03	8.41
Mercantile-Safe Deposit & Trust Company	509,252	624,036	5,795,437	6,721,535	8.79	10.77	7.58
Mercantile Southern Maryland Bank	94,717	131,461	620,898	954,636	15.25	21.17	9.92
National Bank of Fredericksburg	37,081	48,169	353,718	455,590	10.48	13.62	8.14
Westminster Union Bank	66,961	98,053	509,424	810,677	13.14	19.25	8.26

Bankshares has an ongoing share repurchase program.  Purchases may be made from time to time, subject to regulatory requirements, in open market or in privately negotiated transactions.  Purchased shares are retired.  During the nine months ended September 30, 2006, Bankshares purchased 38,471 shares in net settlement of the minimum tax liability for vested restricted stock.  On June 13, 2006, Bankshares’ Board of Directors authorized the repurchase of two million shares in addition to 676 thousand shares remaining from a previously announced program.  At September 30, 2006, there were approximately 2.7 million shares available for repurchase under the program.

11.  Segment Reporting

Operating segments as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” are components of an enterprise with separate financial information.  The component engages in business activities from which it derives revenues and incurs expenses and the operating results of which management relies on for decision-making and performance assessment. Bankshares has two reportable segments — Banking and Investment and Wealth Management (“IWM”).  The Banking segment is comprised of 11 affiliate banks.  During 2005, the Private Bank Group of Mercantile-Safe Deposit & Trust Company was consolidated into the Private Banking Group of IWM.  The segment results have been reclassified to conform to current presentation for comparability.  Additionally, as loans and deposits are now being reflected in the IWM segment, a funds transfer-pricing model was utilized to match the duration of the funding and investment of the IWM segment assets and liabilities.

The tables below present selected segment information for the nine and three months ended September 30, 2006 and 2005.  The components in the “Other” column consist of amounts for the nonbank affiliates, unallocated corporate expenses, including income taxes, and intercompany eliminations.  Certain expense amounts such as operations overhead were reclassified from internal financial reporting in order to provide for full cost absorption.  These reclassifications are shown in the “Adjustments” line.

	For the 9 months ended September 30, 2006				For the 9 months ended September 30, 2005
(Dollars in thousands)	Banking	IWM	Other	Total	Banking	IWM	Other	Total
Net interest income	$476,760	$9,324	$(292)	$485,792	$448,467	$6,546	$(321)	$454,692
Provision for credit losses	—	—	—	—	(1,576)	—	—	(1,576)
Noninterest income	89,868	82,981	11,992	184,841	98,733	71,635	10,641	181,009
Noninterest expenses	(258,397)	(64,820)	(5,349)	(328,566)	(256,337)	(53,644)	(2,467)	(312,448)
Adjustments	17,281	(1,298)	(15,983)	—	16,757	(3,491)	(13,266)	—
Income (loss) before income taxes	325,512	26,187	(9,632)	342,067	306,044	21,046	(5,413)	321,677
Income tax expense	(114,405)	(10,475)	(1,763)	(126,643)	(107,038)	(8,419)	(4,764)	(120,221)
Net income (loss)	$211,107	$15,712	$(11,395)	$215,424	$199,006	$12,627	$(10,177)	$201,456

Average loans	$11,810,175	$182,120	$305	$11,992,600	$10,724,290	$147,043	$391	$10,871,724
Average earning assets	15,137,858	182,120	(75,968)	15,244,010	13,703,258	147,043	5,328	13,855,629
Average assets	16,607,674	182,681	56,888	16,847,243	14,983,948	147,370	143,413	15,274,731
Average deposits	12,270,894	298,370	(325,809)	12,243,455	11,270,896	194,570	(213,685)	11,251,781
Average equity	2,049,883	38,068	216,792	2,304,743	1,865,378	33,916	158,830	2,058,124

	For the 3 months ended September 30, 2006				For the 3 months ended September 30, 2005
(Dollars in thousands)	Banking	IWM	Other	Total	Banking	IWM	Other	Total
Net interest income	$162,767	$3,382	$(80)	$166,069	$157,023	$2,324	$(105)	$159,242
Provision for credit losses	—	—	—	—	(820)	—	—	(820)
Noninterest income	29,011	27,781	2,975	59,767	36,254	23,794	3,026	63,074
Noninterest expenses	(87,228)	(21,256)	(3,945)	(112,429)	(92,233)	(17,821)	1,672	(108,382)
Adjustments	6,365	(877)	(5,488)	—	8,792	(1,080)	(7,712)	—
Income (loss) before income taxes	110,915	9,030	(6,538)	113,407	109,016	7,217	(3,119)	113,114
Income tax expense	(38,692)	(3,612)	470	(41,834)	(38,218)	(2,887)	(1,053)	(42,158)
Net income (loss)	$72,223	$5,418	$(6,068)	$71,573	$70,798	$4,330	$(4,172)	$70,956

Average loans	$12,212,585	$188,248	$235	$12,401,068	$11,236,644	$152,712	$375	$11,389,731
Average earning assets	15,570,864	188,248	(113,262)	15,645,850	14,353,936	152,712	(15,912)	14,490,736
Average assets	17,084,515	188,824	23,990	17,297,329	15,791,343	153,061	120,764	16,065,168
Average deposits	12,612,299	307,789	(328,027)	12,592,061	11,807,861	202,571	(258,442)	11,751,990
Average equity	2,109,085	39,539	193,921	2,342,545	1,957,448	34,727	187,240	2,179,415

12.  Derivative Instruments and Hedging Activities

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment to FASB Statement No. 133,” and SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities” (collectively referred to as “derivatives”), establish accounting and reporting standards for derivative instruments and for hedging activities.  Bankshares maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  Currently, derivative instruments that are used as part of the interest rate risk management strategy have been restricted to interest rate swaps.  Interest rate swaps generally involve the exchange of fixed-rate and variable-rate interest payments between two parties, based on a common notional principal amount and maturity date.  At September 30, 2006, Bankshares had interest rate swaps to convert a portion of its nonprepayable fixed-rate debt to floating-rate debt.  Bankshares also arranges interest rate swaps, caps and swaptions for commercial loan customers through its Capital Markets Group.  Derivative transactions executed with loan customers are hedged by means of an offsetting derivative trade with a third party.  In this way, Bankshares manages the market risk arising from capital markets-related derivative activity.

The fair value of derivative instruments is based on swap and option valuations.  The swap value is estimated by using pricing models that incorporate quoted market prices for swap rates and futures contracts and assumes all counterparties have the same credit rating.  The option valuation is estimated by using standard market models (such as the modified Black-Scholes model on interest rate options), incorporating quoted market prices and volatilities.  The fair value of derivative instruments related to customer accommodations recorded in other assets was $8.4 million (notional $536.1 million) and $5.3 million (notional $345.5 million) at September 30, 2006 and December 31, 2005, respectively.  The fair value of derivative instruments relating to hedges and customer accommodations recorded in other liabilities was $16.4 million (notional $655.2 million) and $12.3 million (notional $609.1 million) at September 30, 2006 and December 31, 2005, respectively.

Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded as other noninterest income in the results of operations.  For all hedge relationships, ineffectiveness resulting from differences between the changes in fair values or cash flows of the hedged item and changes in fair value of the derivative are recognized as other noninterest income in the results of operations.  The net interest settlement on derivatives designated as fair value or cash flow hedges is treated as an adjustment of the interest income or interest expense of the hedged assets or liabilities.  The fair-value hedges of nonprepayable fixed-rate debt were effective for the reported periods and qualified for short-cut hedge accounting treatment.  The impact of the hedges increased interest expense $1.6 million in the first nine months of 2006 as compared with a decrease of $3.5 million for the same period in 2005.

The following tables summarize the gross position of derivatives relating to hedging activities at September 30, 2006 and December 31, 2005.

	September 30, 2006			December 31, 2005
(Dollars in thousands)	Notional or Contractual Amount	Credit Risk Amount (1)	Estimated Net Fair Value	Notional or Contractual Amount	Credit Risk Amount (1)	Estimated Net Fair Value
Asset/Liability Management Hedges
Interest Rate Contracts:
Swaps	$350,000	$118	$(12,907)	$350,000	$—	$(10,349)

Customer Accommodations
Interest Rate Contracts:
Swaps	$829,771	$8,489	$4,965	$592,934	$5,327	$3,462
Swaptions/Caps Purchased	5,755	40	40	5,850	57	57
Swaptions/Caps Sold	5,755	—	(40)	5,850	—	(57)

(1)             Credit risk amounts reflect the replacement cost for those contracts in a gain position in the event of nonperformance by all counterparties.

Mortgage loans held-for-sale have inherent forward contract (agreements to sell or purchase loans at a specific rate or yield) characteristics.  Risk may arise from the corresponding parties’ inability to meet the terms of their contracts and from movements in interest rates.  Bankshares has forward commitments to sell individual fixed-rate and variable-rate mortgage loans that are on its balance sheet at fair value or are approved, but not yet funded.  The fair value of the forward contracts was $0.2 million at September 30, 2006 and December 31, 2005.

13.  Stock-based Compensation Expense

Bankshares adopted SFAS No. 123(R), “Share-Based Payment,” effective January 1, 2006 under the modified version of prospective application.  The following disclosures are provided pursuant to the requirements of SFAS 123(R).

Under SFAS 123(R), awards granted to retirement eligible employees are expensed immediately.  Under Bankshares’ Omnibus Stock Plan, retirement eligible is defined as employees reaching normal retirement at age 65.  As a practice, Bankshares has not granted awards to retirement eligible employees.  As of September 30, 2006, there were no retirement eligible employees with outstanding awards that had not been fully expensed.  Prior to implementing SFAS 123(R), Bankshares accrued compensation cost for share-based compensation based on total awards granted, pursuant to SFAS 123.  Any subsequent forfeitures were reversed from compensation expense when the performance or service requirement was not achieved.  Upon implementation of SFAS 123(R), Bankshares is estimating forfeitures upon the grant of awards and reducing the amount to be charged to expense by this estimate.

We sponsor several share-based plans, which are described below.  The compensation cost expensed for those plans was $3.5 million and $1.1 million for the quarters ended September 30, 2006 and 2005, respectively, and $9.0 million and $4.1 million for the nine months ended September 30, 2006 and 2005, respectively.  The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1.3 million and $416 thousand for the quarters ended September 30, 2006 and 2005, respectively, and $3.4 million and $1.4 million for the nine months ended September 30, 2006 and 2005, respectively.  At September 30, 2006, unrecognized compensation cost related to nonvested stock options, restricted stock awards and restricted stock units (“RSUs”) totaled $21.0 million.  The cost of these nonvested awards is expected to be recognized over a weighted average period of 2.07 years.

The 1999 Omnibus Stock Plan permitted the grant of stock options and other stock incentives, including restricted stock awards and restricted stock units, to key employees of Bankshares and its affiliates.  The 1999 Plan provided for the issuance of up to 4,500,000 shares (as adjusted for the stock split) of Bankshares authorized but unissued common stock.  The number of shares of common stock that remained available for future grants under the Plan at September 30, 2006 was 857,965 shares.  Options issued as a result of mergers or acquisitions are not considered to be part of the 1999 Omnibus Stock Plan.  Options outstanding were granted at market value and included both performance-based and nonperformance-based options.  Options become exercisable ratably over three or four years.  All options terminate 10 years from date of grant if not exercised.  The estimated forfeiture rate used to calculate the current quarter and year-to-date compensation cost was 2.0%.  Because of the historically low forfeiture rate, the impact to compensation expense was immaterial for 2006 and 2005.

On March 29, 2006, the Compensation Committee authorized the issuance of up to 317,802 performance-based restricted stock units (“Performance RSUs”) pursuant to the 2006 Performance Stock Program.  The vesting of the Performance RSUs will be determined based upon the percentage improvement in Bankshares’ pre-tax operating income (“PTOI”) over a three-year performance period (the “Performance Period”) ending December 31, 2008 (with no adjustments for acquisitions or other extraordinary events).  In addition to the performance period, the awards earned are subject to an additional one-year service requirement.  Depending on actual performance, the Performance RSUs will vest at levels from 0% to 100%.  On the same date, the Committee also awarded 104,630 RSUs to Bankshares’ chief executive officer.  The award will vest ratably over four years.  The Performance RSUs and the RSUs granted to Bankshares chief executive officer vest and convert into common stock in connection with a change of control of Bankshares.

The table below summarizes activity related to stock options during the nine months ended September 30, 2006.

	Options issued and outstanding	Weighted average exercise price	Options exercisable	Weighted average exercise price
Balance, December 31, 2005	2,659,240	$25.01	1,489,397	$20.80
Granted	725,566	34.89
Expired/Forfeited	(7,188)	25.92
Exercised	(118,006)	17.74
Balance, September 30, 2006	3,259,612	$27.46	2,124,075	$23.35

The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 and 2005 was $2.3 million and $6.2 million, respectively.  Cash received from options exercised under all share-based payment arrangements for the nine months ended September 30, 2006 and 2005 was $1.8 million and $3.2 million, respectively.  The actual tax return benefit associated with the tax deductions recognized in the income statement from the option exercise of the share-based payment arrangements totaled $1.0 million for the nine months ended September 30, 2006; there was no actual tax return benefit for the nine months ended September 30, 2005.

The following table provides selected information on nonvested stock options as of September 30, 2006, and changes during the nine months ended September 30, 2006.

	Nonvested stock options	Weighted average grant-date fair value
Balance, December 31, 2005	1,164,825	$30.36
Granted	587,500	37.73
Vested	(616,788)	28.52
Forfeited	—
Balance, September 30, 2006	1,135,537	$35.17

The following table provides selected information on stock options outstanding and exercisable at September 30, 2006.

	September 30, 2006
(Dollars in thousands, except per share data)	Outstanding	Exercisable
Number of options	3,259,612	2,124,075
Weighted-average exercise price	$27.46	$23.35
Aggregate intrinsic value	$28,006	$26,177
Weighted-average remaining contractual term, in years	7.11	6.22

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $7.13 and $9.54, respectively.  The total fair value of shares vested during the nine months ended September 30, 2006 and 2005 was $22.9 million and $14.9 million, respectively.

The weighted average fair value of options granted is estimated as of the grant date using the Black-Scholes option-pricing model.

The following weighted average assumptions were used as inputs to the Black-Scholes model for grants in the nine months ended September 30, 2006 and 2005, respectively:

•                  Dividend yields of 2.76% and 2.69%

•                  Volatilities of 20.60% and 21.85%

•                  Risk-free interest rates of 4.68% and 4.12%

•                  Expected terms of 4.73 and 4.57 years

The expected volatility assumptions were derived by analyzing the historical price volatility of our stock over the past five years.  The expected terms of options were determined by reviewing historically the time within which a minimum of 50% of shares granted to an employee were exercised over the past 6 years.

Restricted stock awards outstanding were granted at market value and vest ratably over three years or in total at the end of a specified three-year period.  The number of restricted stock awards granted in the nine months ended September 30, 2006 and 2005 was 158,406 and 54,386, respectively.  Compensation expense is recognized on a straight-line basis over the vesting period.  Relative to awards granted in the nine months ended September 30, 2006, 85,309 shares are subject to a one-year vesting, and 46,327 vest over three years.  Additionally, 12,012 shares, representing dividend equivalent shares related to previous awards that vested during the current period, were awarded and vested immediately.

The following table provides selected information related to restricted stock awards and restricted stock units as of September 30, 2006, and changes during the nine months ended September 30, 2006.

	Restricted Stock Awards	Restricted Stock Units
Outstanding at December 31, 2005	249,090	—
Granted	158,406	422,432
Vested	(149,369)	—
Forfeitures	(1,162)	—
Outstanding at September 30, 2006	256,965	422,432

Another share-based plan is Bankshares’ directors’ deferred compensation plan.  This plan provides for the issuance of up to 667,500 shares of Bankshares’ authorized but unissued common stock.  The plan requires all deferred fees to be settled in Bankshares’ stock.

14.  Pension & Other Postretirement Benefit Plans

Bankshares sponsors qualified and nonqualified pension plans and other postretirement benefit plans for its employees.  The following table summarizes the components of the net periodic benefit cost for the pension plans for the nine and three months ended September 30, 2006 and 2005, respectively.

	For the 9 months ended September 30, 2006			For the 9 months ended September 30, 2005
(Dollars in thousands)	Qualified	Nonqualified	Total	Qualified	Nonqualified	Total
Service cost	$5,703	$642	$6,345	$5,640	$455	$6,095
Interest cost	8,966	323	9,289	8,457	121	8,578
Expected return on plan assets	(13,169)	—	(13,169)	(12,430)	—	(12,430)
Amortization of prior service cost	888	23	911	877	17	894
Recognized net actuarial loss (gain)	1,613	60	1,673	1,096	(139)	957
Amortization of transition asset	—	—	—	—	—	—
Net periodic benefit cost	$4,001	$1,048	$5,049	$3,640	$454	$4,094

	For the 3 months ended September 30, 2006			For the 3 months ended September 30, 2005
(Dollars in thousands)	Qualified	Nonqualified	Total	Qualified	Nonqualified	Total
Service cost	$1,904	$214	$2,118	$1,980	$151	$2,131
Interest cost	2,989	108	3,097	2,819	41	2,860
Expected return on plan assets	(4,389)	—	(4,389)	(4,143)	—	(4,143)
Amortization of prior service cost	296	8	304	292	5	297
Recognized net actuarial loss (gain)	538	20	558	365	(46)	319
Amortization of transition asset	—	—	—	—	—	—
Net periodic benefit cost	$1,338	$350	$1,688	$1,313	$151	$1,464

The following table summarizes the components of the net periodic benefit cost for the other postretirement benefit plans for the nine and three months ended September 30, 2006 and 2005, respectively.

	For the 9 months ended September 30,		For the 3 months ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Service cost	$322	$400	$107	$133
Interest cost	745	747	249	249
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial loss	226	264	74	88
Amortization of transition asset	—	—	—	—
Net periodic benefit cost	$1,293	$1,411	$430	$470

As previously disclosed in its financial statements for the year ended December 31, 2005, Bankshares generally makes cash contributions to the pension plan in amounts up to those permitted by guidelines established under employee benefit and tax laws.  Bankshares estimates that it could contribute up to approximately $25 million to the pension plan for 2006.  Cash contributions are normally made after valuations have been finalized for the plan year and prior to the tax return filing date.  As of September 30, 2006, total contributions of $15 million had been made in 2006.  No further contributions are expected to be made in the current year.

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

On July 13, 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  An enterprise shall disclose the cumulative effect of the change on retained earnings in the statement of financial position as of the date of adoption and such disclosure is required only in the year of adoption.  Bankshares is in the process of analyzing the implications of FIN 48.   Bankshares does not anticipate this statement will have a material effect on its results of operations or financial condition.

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides for enhanced guidance for using the fair value to measure assets and liabilities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements.  SFAS No. 157 is applicable under other accounting pronouncements that either require or permit fair value measurements and does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Bankshares is in the process of analyzing the implications of SFAS No. 157.

On September 20, 2006, the FASB ratified EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.”  EITF 06-4 addresses accounting for split-dollar life insurance arrangements after the employer purchases a life insurance policy on the covered employee.  This EITF states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits.  Under EITF 06-4, the obligation is not settled upon entering into an insurance arrangement.  Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance.  EITF 06-4 is effective for fiscal years beginning after December 15, 2007.  Bankshares is in the process of analyzing the implications of EITF 06-4.

On September 20, 2006, the FASB ratified EITF 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.”  This issue addresses how an entity should determine the amount that could be realized under the insurance contract at the balance sheet date in applying FTB 85-4 and if the determination should be on an individual or group policy basis.  EITF 06-5 is effective for fiscal years beginning after December 15, 2006.  The adoption of EITF 06-5 is not expected to have a material affect on Bankshares financial statements.

On September 29, 2006, the FASB issued SFAS No.158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).”   SFAS No. 158 requires an entity to recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation.  An entity will be required to recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise pursuant to FASB Statements No. 87, “Employers’ Accounting for Pensions” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”  Furthermore, SFAS No. 158 requires that an entity use a plan measurement date that is the same as its fiscal year-end.  An entity will be required to disclose additional information in the notes to financial statements about certain effects on net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits.  The requirement to recognize the funded status of a defined benefit postretirement plan and the related disclosure requirements is effective for fiscal years ending after December 15, 2006.  The requirement to change the measurement date to the year-end reporting date is for fiscal years ending after December 15, 2008.  Bankshares does not anticipate this statement will have a material effect on its results of operations or financial condition.

16.   Subsequent Events

On October 9, 2006, Bankshares announced that it had entered into a Merger Agreement with PNC Financial Services Group, Inc. (“PNC”), which was approved by PNC’s board.  If the merger is completed, each share of Bankshares’ common stock will be converted into 0.4184 shares of PNC common stock and $16.45 in cash. The merger is currently expected to occur in the first quarter of 2007, and is subject to the approval of Bankshares’ shareholders, receipt of specified governmental approvals (including the approval of the Board of Governors of the Federal Reserve System), and certain other customary conditions.

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

Net income for the quarter ended September 30, 2006 was $71.6 million, a 0.9% increase from net income of $71.0 million for the same period in 2005 and a 2.1% decrease from the $73.1 million reported for the second quarter of 2006.  For the quarters ended September 30, 2006 and 2005, diluted net income per share was $0.57 per share, which represented a decrease of 3.4% from the $0.59 reported for the second quarter of 2006.  Adjusted weighted average shares outstanding increased from 124.0 million for the quarter ended September 30, 2005 to 125.9 million for the quarter ended September 30, 2006.  The results of operations for James Monroe are included from the merger date forward.

Net interest income, on a taxable-equivalent basis, for the quarter ended September 30, 2006 increased 4.3% to $167.9 million from $161.0 million for the third quarter of last year.  Compared with the second quarter of 2006, net interest income increased 2.9% from the $163.3 million reported for that period.  As noted in prior quarters, the competitive pressures on the lending and the funding fronts have persisted.  The result is that the net interest margin continues to be under pressure.  The net interest margin for the current quarter was 4.26% as compared with 4.31% for the second quarter of 2006.  The net interest margin for the third quarter of 2005 was 4.41%.

At September 30, 2006, nonperforming assets amounted to $36.1 million, or 0.29%, of period-end loans and other real estate owned, an increase of $8.3 million from the $27.8 million at September 30, 2005.  Nonperforming assets were $29.3 million at June 30, 2006.  The comparable nonperforming asset ratio was 0.24% at September 30, 2005 and June 30, 2006.  The level of “monitored” loans, or loans with characteristics suggesting that they could be classified as nonperforming in the near future, amounted to $1.7 million at September 30, 2006.  Monitored loans were $3.4 million at September 30, 2005 and $13.5 million at June 30, 2006.  The allowance for possible loan losses was 1.15% of loans outstanding at September 30, 2006.

Noninterest income, which includes investment and wealth management fees, service charges on deposit accounts, mortgage banking-related fees, securities gains and losses, nonmarketable investments income and other income, decreased 5.2% to $59.8 million for the third quarter of 2006 from $63.1 million for the third quarter of 2005.  This was due to a decrease of $4.7 million in mortgage banking-related fees and of $3.0 million in nonmarketable investments income, partially offset by a $3.9 million increase in investment and wealth management fees.  The decline in mortgage banking-related fees was attributable to the sale of Bankshares’ ownership interest in Columbia National Real Estate Finance, LLC (“CNREF”) to the minority partners which closed on August 2, 2006. For the quarter ended September 30, 2006, CNREF’s pretax loss was $249 thousand as compared with a pretax profit of $2.2 million for the same period in 2005.  CNREF’s pretax profit for the second quarter of 2006 was $729 thousand.

Noninterest income decreased $4.7 million, or 7.3%, in the third quarter of 2006 from the second quarter of 2006.  The decrease was primarily due to declines in commercial mortgage banking-related fees, and nonmarketable investments income.

Noninterest expenses, which include salaries, employee benefits, net occupancy expense of bank premises, furniture and equipment expenses, communications and supplies and other expenses, increased by 3.7% for the quarter ended September 30, 2006 to $112.4 million from $108.4 million for the third quarter of 2005.

Noninterest expenses increased $3.0 million from the second quarter of 2006 due primarily to increased expenses in salaries, marketing and promotions and net occupancy.  This increase was due primarily to $2.3 million of operating expenses at James Monroe.  Bankshares also incurred $0.7 million of merger expenses related to the James Monroe acquisition.

Bankshares also reports cash operating earnings, defined as “GAAP” (Generally Accepted Accounting Principles) earnings excluding the amortization of intangible assets associated with purchase accounting for business combinations; securities gains and losses; and other significant gains, losses or expenses (such as those associated with integrating acquired entities’ operations into Bankshares) unrelated to Bankshares’ core operations.  We believe these non-GAAP measures provide information useful to investors in understanding our ongoing core business and operational performance trends.  These measures should not be viewed as a substitute for GAAP.  Management believes presentations of financial measures excluding the impact of certain items provide useful supplemental information and better reflect core operating activities.  In order to arrive at core business operating results, the effects of certain non-core business transactions such as gains and losses on the sale of securities, amortization of intangibles, restructuring charges and merger-related expenses, have been excluded.  Management reviews these same measures internally.  For instance, the cash operating efficiency ratio, rather than the GAAP basis efficiency ratio, is used to measure management’s success at controlling ongoing, core operating expenses.  We believe these measures are consistent with how investors and analysts typically evaluate our industry, and by providing these measures, we facilitate their analysis.  Cash operating earnings totaled $73.4 million for the third quarter of 2006, an increase of 0.67% over $72.9 million for the same period in 2005.

Additionally, management believes that reporting several key measures based on tangible assets (total assets less intangible assets) and tangible equity (total equity less intangible assets) is important, as this more closely approximates the basis for measuring the adequacy of capital for regulatory purposes.  The ratio of average tangible equity to average tangible assets was 9.79% for the quarter ended September 30, 2006 compared with 9.53% for the same period in 2005.  See Reconciliation of Non-GAAP Measures for the reconciliation of GAAP measures to non-GAAP measures found at the end of this management’s discussion.

For the first nine months of 2006, net income was $215.4 million, an increase of 6.9% over the $201.5 million reported for the same period in 2005.  Diluted net income per share was $1.73, an increase of 4.8% from the $1.65 reported for the same period last year.  For the nine months ended September 30, 2006, cash operating earnings were $219.9 million compared with $203.1 million for the same period last year.  Average tangible equity to average tangible assets for the year-to-date 2006 and 2005 were 9.83% and 9.73%, respectively.

CRITICAL ACCOUNTING POLICIES AND RELATED ESTIMATES

In order to understand Bankshares’ financial position and results of operations, it is important to understand Bankshares’ significant accounting policies and the extent to which judgment and estimates are used in applying those policies. Bankshares’ accounting and reporting policies are in accordance with accounting principles generally accepted in the United States (GAAP), and they conform to general practices within the applicable industries. Management uses a significant amount of judgment and estimates based on assumptions for which the actual results are uncertain when the estimate is made. Bankshares has identified five policies as being particularly sensitive in terms of judgments and the extent to which estimates are used: allowance for loan losses and the reserve for unfunded commitments; loans in nonaccrual status or deemed to be impaired; investment securities; income taxes; and valuation of goodwill and intangible assets. An update of our accounting policy for the allowance for loan losses and the reserve for unfunded commitments is provided in the following section. For more information on our critical accounting policies, please refer to our 2005 Annual Report on Form 10-K.

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

In first quarter of 2006, we reclassified a portion of the allowance for loan losses to a reserve for unfunded commitments, which is included in the other liabilities section of the consolidated balance sheet.  The modeling process used in the first quarter of 2006 for the determination of the reserve for unfunded lending commitments is consistent with the process described above for the formula-based component of the allowance for loan losses, also including as a key factor a benchmark average rate at which unfunded exposures have been funded at the time of default.  The development of this modeling in 2006 enabled Bankshares to evaluate specifically the risk inherent in unfunded commitments and make the reclassification discussed above.  As no model data existed in previous years, prior period data has not been reclassified for comparability.  In the third quarter of 2006, Bankshares reclassified $1.9 million of the allowance for loan losses to the reserve for unfunded commitments.  This resulted from a refinement in the manner in which the required reserves for unfunded commitments were calculated.

SEGMENT REPORTING

As noted in Note No. 11 - Segment Reporting, Bankshares reports two business segments — (1) Banking and (2) Investment and Wealth Management (“IWM”) - for which financial information is segregated for use in assessing performance and allocating resources when reporting to the Board of Directors.  Segment financial information is subjective and, unlike financial accounting, is not necessarily based on GAAP.  As a result, the financial information of the reporting segments is not necessarily comparable with similar information reported by others and may not be comparable with Bankshares’ consolidated results.  Certain expense amounts, such as operations overhead, have been reclassified for internal financial reporting purposes in order to provide for proper allocation of costs in the reported data.

A schedule disclosing the details of these operating segments can be found in Note No. 11 - Segment Reporting.

Banking

The Banking segment consists of 11 affiliate banks.  Mortgage banking activities are not viewed as a separate business line due to their insignificant impact on the core business of Bankshares and, accordingly, are included in the Banking segment.

In the third quarter of 2006, the acquisition of James Monroe as part of the Mercantile Potomac Division of Mercantile-Safe Deposit and Trust Company was completed.  This acquisition allowed us to increase our presence in the northern Virginia and Washington, D.C. markets.  The Banking segment was the primary beneficiary of the James Monroe acquisition.

Net income for the nine months ended September 30, 2006 increased 6.1%, to $211.1 million, from the $199.0 million earned during the same period last year.  Net interest income for Banking increased 6.3% to $476.8 million for the nine months ended September 30, 2006.  The growth in net interest income reflected a 10.5% increase in average earning assets, offset by a 13 basis point decline in the net interest margin from 4.44% at September 30, 2005 to 4.31% at September 30, 2006.  Average loan balances increased 10.1% year-over-year.  Commercial real estate loan balances increased 13.8%, residential real estate loan balances increased 7.8% and construction loan balances increased 25.2%.  Average deposits included growth in money market accounts, time deposits greater than $100,000 and noninterest-bearing checking, offset by a reduction in balances associated with savings accounts and checking plus interest accounts in the first nine months of 2006, compared with the first nine months of 2005.  The decline in the net interest margin was primarily attributable to the growth in premium money market accounts and certificates of deposit as customers shifted to these higher rate products, and yields on loans and investments lagging the increase in funding costs.

Reflecting the favorable credit quality within the loan portfolio, Banking recorded no provision for credit losses for the first nine months of 2006 as compared with a $1.6 million provision for the same period of 2005.  During the first quarter of 2006, Banking established a reserve for unfunded commitments of $15 million by a reclassification of $14 million from the allowance for loan losses and the recording of a $1.0 million provision related to increased unfunded commitments during the quarter.  In the third quarter of 2006, $1.9 million was reclassified from the reserve for loan losses to the reserve for unfunded commitments recorded in other liabilities.  The reclassification in the third quarter resulted from a refinement in the manner in which the required reserves were calculated.  The allowance for loan losses as a percent of loans was 1.15% at September 30, 2006 compared with 1.35% at December 31, 2005 and 1.37% at September 30, 2005.

Noninterest expenses were $258.4 million for the nine months of 2006 compared with $256.3 million for the same period of 2005, an increase of $2.1 million, or 0.8%.  Noninterest expenses net of adjustments were $241.1 million for the nine months of 2006, a $1.5 million increase, or 0.6%, over $239.6 million for the same period of 2005.  The increase in noninterest expenses was primarily related to normal merit and salary increases, higher benefit costs, and the addition of new branches.

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

•                  Private Banking Services:  Deposits, loans, and mortgages.

•                  Mercantile Funds:  Proprietary mutual funds and Mercantile’s hedge funds of funds.

Net income for the first nine months of 2006 increased 24.4%, or $3.1 million, to $15.7 million over the $12.6 million in the first nine months of 2005.  Pretax profit margins, prior to corporate overhead allocations, were 29.8% and 31.4% for the first nine months of 2006 and 2005, respectively.  For more information on corporate overhead, see “Other” in Segment Reporting.

While equity markets rose during the past twelve months, a slump in the second quarter was followed by a strong recovery in the third quarter of 2006.  The S&P 500 Index ended September, 2006 at 1,336, up 8.7% from 1,229 at the end of September 2005, and rose 5.2% from the second quarter of this year.  Between September 30, 2005 and September 30, 2006, the Dow Jones Industrial Average increased 10.5% to 11,679 and the Nasdaq rose 5.0% to 2,258.  The fixed income markets, as measured by the Lehman Brothers US Aggregate Bond Index, were down 1.6% for the twelve-month period ended September 30, 2006.  Bankshares’ investment asset base is relatively balanced between equities (including real estate) and fixed income, cash and other securities.  As of September 30, 2006, 45% of IWM managed assets were invested in equities, including real estate.  Approximately 39% were invested in fixed income securities and 16% were invested in cash and other.

	As of September 30,
Market Indices	2006	2005
Dow Jones Industrial Average	11,679	10,569
Year-over-Year % Change	10.5%	4.8%
S&P 500 Index-period-end	1,336	1,229
Year-over-Year % Change	8.7%	10.2%
Nasdaq	2,258	2,152
Year-over-Year % Change	5.0%	13.4%
Lehman Brothers US Aggregate Bond Index	101.0	102.6
Year-over-Year % Change	-1.6%	-2.2%

Revenues in the first nine months of 2006 increased $14.1 million, or 18.1%, to $92.3 million from $78.2 million in the same period last year.  Exceptional revenue growth was realized in Institutional Management (driven by the restructuring of a major pension advisory relationship in Bankshares’ IWM Real Estate Advisory Unit) and the Private Bank (driven by the adoption of Funds Transfer Pricing).  Solid revenue growth was realized in Mercantile Funds, Private Wealth Management and Brokerage.

Private Wealth Management benefited from the rise in equity markets during the past year and a fee increase on some accounts at the beginning of 2006.  Personal Assets under Administration, at September 30, 2006, increased $0.7 billion, or 5.6%, to $13.2 billion from September 30, 2005.  At September 30, 2006 compared with September 30, 2005, Personal Assets with Investment Responsibility increased $0.3 billion, or 3.4%, to $9.1 billion and Assets with No Investment Responsibility increased $0.4 billion, or 10.8%, to $4.1 billion.

Institutional Investment Management benefited principally from the restructuring of a major real estate pension advisory relationship.  The impact of this change was to increase revenues approximately $7.0 million and to increase expenses approximately $4.5 million.  Revenue declined in our Boyd Watterson Asset Management subsidiary due to decreased assets under management.  Higher terminations in our institutional business continued to impede institutional revenue growth in the first nine months of 2006, evidenced by the loss of a $6.5 billion institutional custody account in the third quarter of 2006.  At September 30, 2006 compared with September 30, 2005, Total Institutional Assets under Administration (including Boyd Watterson) declined $5.4 billion, or 16.0%, to $28.3 billion; Institutional Assets with Investment Responsibility declined $0.4 billion, or 3.3%, to $11.6 billion; and Assets under Administration with No Investment Responsibility declined $5.0 billion, or 23.0%, to $16.7 billion.

The Mercantile Funds benefited from higher asset flows into the funds, improved equity markets, and solid performance in the hedge funds of funds.  Mercantile Fund assets increased $248 million, or 6.4%, to $4.1 billion, driven by a 6.3% increase in personal trust assets, at September 30, 2006 compared with September 30, 2005.

Brokerage commissions and income benefited from growth in the number of accounts and assets held in accounts. Brokerage assets increased $181 million, or 19%, to $1.1 billion at September 30, 2006 compared with September 30, 2005.

Private Banking revenues benefited from $35.1 million in loan growth and $103.8 million in deposit growth during the past year.

IWM Asset Data (Dollars in billions)	At September 30,
	2006	2005
Personal
Assets with Investment Responsibility	$9.1	$8.8
Assets with No Investment Responsibility	4.1	3.7
Total Personal	13.2	12.5

Institutional
Assets with Investment Responsibility	11.6	12.0
Assets with No Investment Responsibility	16.7	21.7
Total Institutional	28.3	33.7

Mutual Funds Not Included Above	0.3	0.2

Total
Assets with Investment Responsibility	21.0	21.0
Assets with No Investment Responsibility	20.8	25.4
Total Assets under Administration	$41.8	$46.4

At September 30, 2006, Assets under Administration by IWM were $41.8 billion, a decrease of $4.6 billion, or 9.9%, from the prior year.  Bankshares had investment responsibility for $21 billion, unchanged from last year.

Additional revenue growth will depend on new sales and increased distribution, equity and bond market conditions and acquisitions, if any.

In the first nine months of 2006, expenses increased 20.8%, or $11.2 million, to $64.8 million, compared with $53.6 million in the first nine months of last year.  Increases occurred in employee-related, technology, marketing, professional services, general operating and occupancy expenses. The real estate advisory business restructuring-related expenses including salaries and benefits, marketing, incentive compensation, recruiting and license fees totaled approximately $4.5 million.

BANKSHARES EARNINGS PERFORMANCE

Analysis of Interest Rates and Interest Differentials

The following table presents the distribution of the average consolidated balance sheet, interest income/expense and annualized yields earned and rates paid for the nine months ended September 30, 2006 and 2005.

	2006			2005
(Dollars in thousands)	Average Balance (2)	Income (1) / Expense	Yield (1) / Rate	Average Balance (2)	Income (1) / Expense	Yield (1) / Rate
Earning assets
Loans:
Commercial	$2,938,055	$161,084	7.33%	$2,896,725	$136,123	6.28%
Commercial real estate	3,837,512	201,638	7.03	3,370,926	163,681	6.49
Construction	1,801,245	109,643	8.14	1,439,235	72,480	6.73
Residential real estate	1,886,917	87,165	6.18	1,749,577	77,867	5.95
Home equity lines	486,724	27,843	7.65	505,630	22,016	5.82
Consumer	1,042,147	45,011	5.77	909,631	39,435	5.80
Total loans	11,992,600	632,384	7.05	10,871,724	511,602	6.29
Federal funds sold, et al	63,384	2,609	5.50	43,658	1,544	4.73
Securities:
Taxable securities
U.S. Treasury and government agencies	1,424,119	40,631	3.81	1,413,240	35,747	3.38
Mortgage-backed	1,619,045	52,692	4.35	1,375,285	41,305	4.02
Other investments	64,114	2,007	4.19	63,765	1,763	3.70
Tax-exempt securities
States and political subdivisions	80,548	3,761	6.24	87,760	3,885	5.92
Total securities	3,187,826	99,091	4.16	2,940,050	82,700	3.76
Interest-bearing deposits in other banks	200	2	1.44	197	2	1.15
Total earning assets	15,244,010	734,086	6.44	13,855,629	595,848	5.75
Cash and due from banks	310,123			306,434
Bank premises and equipment, net	139,780			144,362
Other assets	1,301,824			1,121,574
Less: allowance for loan losses	(148,494)			(153,268)
Total assets	$16,847,243			$15,274,731
Interest-bearing liabilities
Deposits:
Savings	$1,277,603	4,756	0.50	$1,447,797	3,983	0.37
Checking plus interest	1,290,233	1,887	0.20	1,399,352	1,719	0.16
Money market	2,000,814	39,246	2.62	1,606,528	14,653	1.22
Time deposits $100,000 and over	2,065,129	67,829	4.39	1,574,236	35,254	2.99
Other time deposits	2,370,668	61,920	3.49	2,088,820	39,671	2.54
Total interest-bearing deposits	9,004,447	175,638	2.61	8,116,733	95,280	1.57
Short-term borrowings	1,411,287	39,738	3.76	1,069,792	17,228	2.15
Long-term debt	689,474	27,394	5.31	743,381	23,634	4.25
Total interest-bearing funds	11,105,208	242,770	2.92	9,929,906	136,142	1.83
Noninterest-bearing deposits	3,239,008			3,135,048
Other liabilities and accrued expenses	198,284			151,653
Total liabilities	14,542,500			13,216,607
Shareholders’ equity	2,304,743			2,058,124
Total liabilities & shareholders’ equity	$16,847,243			$15,274,731
Net interest rate spread		$491,316	3.52%		$459,706	3.92%
Effect of noninterest-bearing funds			0.79			0.52
Net interest margin on earning assets			4.31%			4.44%
Tax-equivalent adjustment included in:
Loan income		$4,015			$3,467
Investment securities income		1,509			1,547
Total		$5,524			$5,014

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

Analysis of Interest Rates and Interest Differentials

The following table presents the distribution of the average consolidated balance sheet, interest income/expense and annualized yields earned and rates paid for the three months ended September 30, 2006 and 2005.

	2006			2005
(Dollars in thousands)	Average Balance (2)	Income (1) / Expense	Yield (1) / Rate	Average Balance (2)	Income (1) / Expense	Yield (1) / Rate
Earning assets
Loans:
Commercial	$2,924,627	$55,810	7.57%	$2,914,761	$48,635	6.62%
Commercial real estate	4,085,822	73,607	7.15	3,610,170	60,538	6.65
Construction	1,911,222	40,571	8.42	1,544,082	28,077	7.21
Residential real estate	1,951,620	30,525	6.21	1,775,023	26,771	5.98
Home equity lines	479,436	9,723	8.05	517,798	8,126	6.23
Consumer	1,048,341	15,341	5.81	1,027,897	14,797	5.71
Total loans	12,401,068	225,577	7.22	11,389,731	186,944	6.51
Federal funds sold, et al	61,342	854	5.52	57,932	759	5.20
Securities:
Taxable securities
U.S. Treasury and government agencies	1,381,027	13,769	3.96	1,431,397	12,078	3.35
Mortgage-backed	1,662,093	18,624	4.45	1,455,475	14,608	3.98
Other investments	63,393	669	4.19	62,318	526	3.35
Tax-exempt securities
States and political subdivisions	76,727	1,209	6.25	93,683	1,390	5.89
Total securities	3,183,240	34,271	4.27	3,042,873	28,602	3.73
Interest-bearing deposits in other banks	200	1	1.45	200	1	1.02
Total earning assets	15,645,850	260,703	6.61	14,490,736	216,306	5.92
Cash and due from banks	324,675			326,515
Bank premises and equipment, net	142,120			147,248
Other assets	1,330,705			1,257,846
Less: allowance for loan losses	(146,021)			(157,177)
Total assets	$17,297,329			$16,065,168
Interest-bearing liabilities
Deposits:
Savings	$1,229,751	1,749	0.56	$1,420,283	1,519	0.42
Checking plus interest	1,231,558	622	0.20	1,428,344	626	0.17
Money market	2,202,466	16,612	2.99	1,692,684	6,566	1.54
Time deposits $100,000 and over	2,243,487	26,784	4.74	1,674,265	13,939	3.30
Other time deposits	2,429,730	23,025	3.76	2,295,608	15,941	2.76
Total interest-bearing deposits	9,336,992	68,792	2.92	8,511,184	38,591	1.80
Short-term borrowings	1,487,948	15,215	4.06	1,185,142	7,702	2.58
Long-term debt	665,300	8,780	5.24	797,527	8,990	4.47
Total interest-bearing funds	11,490,240	92,787	3.20	10,493,853	55,283	2.09
Noninterest-bearing deposits	3,255,069			3,240,806
Other liabilities and accrued expenses	209,475			151,094
Total liabilities	14,954,784			13,885,753
Shareholders’ equity	2,342,545			2,179,415
Total liabilities & shareholders’ equity	$17,297,329			$16,065,168
Net interest rate spread		$167,916	3.41%		$161,023	3.83%
Effect of noninterest-bearing funds			0.85			0.58
Net interest margin on earning assets			4.26%			4.41%
Tax-equivalent adjustment included in:
Loan income		$1,359			$1,230
Investment securities income		488			551
Total		$1,847			$1,781

(1)             Presented on a tax-equivalent basis using the statutory federal corporate income tax rate of 35%; see Reconciliation of Non-GAAP Measures.

(2)             Average investment securities are reported at amortized cost; excludes unrealized gains (losses) on securities available-for-sale. Nonaccrual loans are included in average loans.

Rate / Volume Analysis

A rate/volume analysis, which demonstrates changes in interest income and expense for significant assets and liabilities, appears below.

	For the 9 months ended September 30,			For the 3 months ended September 30,
	2006 vs. 2005			2006 vs. 2005
	Due to variances in			Due to variances in
(Dollars in thousands)	Total	Rates (6)	Volumes (5),(6)	Total	Rates (6)	Volumes (5),(6)
Interest earned on:
Loans:
Commercial (1)	$24,961	$22,756	$2,205	$7,175	$6,986	$189
Commercial real estate (2)	37,957	13,491	24,466	13,069	4,526	8,543
Construction (3)	37,163	15,161	22,002	12,494	4,717	7,777
Residential real estate	9,298	2,960	6,338	3,754	1,008	2,746
Home equity lines	5,827	6,914	(1,087)	1,597	2,370	(773)
Consumer	5,576	(173)	5,749	544	248	296
Taxable securities (4)	16,515	8,692	7,823	5,850	4,176	1,674
Tax-exempt securities (4)	(124)	212	(336)	(181)	85	(266)
Federal funds sold, et al	1,065	253	812	95	47	48
Interest-bearing deposits in other banks	—	—	—	—	—	—
Total interest income	138,238	71,340	66,898	44,397	25,230	19,167

Interest paid on:
Savings deposits	773	1,383	(610)	230	516	(286)
Checking plus interest deposits	168	372	(204)	(4)	109	(113)
Money market accounts	24,593	16,853	7,740	10,046	6,197	3,849
Time deposits $100,000 and over	32,575	16,500	16,075	12,845	6,062	6,783
Other time deposits	22,249	14,875	7,374	7,084	5,784	1,300
Short-term borrowings	22,510	12,919	9,591	7,513	4,412	3,101
Long-term debt	3,760	5,905	(2,145)	(210)	1,539	(1,749)
Total interest expense	106,628	81,162	25,466	37,504	29,460	8,044
Net interest earned	$31,610	$(9,822)	$41,432	$6,893	$(4,230)	$11,123

(1)             Interest year-to-date tax-equivalent adjustments of $2.4 million and $2.3 million for 2006 and 2005, respectively, and quarter-to-date tax-equivalent adjustments of $0.8 million for 2006 and 2005 are included in the calculation of commercial loan rate variances.

(2)             Interest year-to-date tax-equivalent adjustments of $0.6 million and $0.4 million for 2006 and 2005, respectively, and quarter-to-date tax-equivalent adjustments of $0.2 million for 2006 and 2005 are included in the calculation of commercial real estate loan rate variances.

(3)             Interest year-to-date tax-equivalent adjustments of $1.0 million and $0.7 million for 2006 and 2005, respectively, and quarter-to-date tax-equivalent adjustments of $0.4 million and $0.3 million for 2006 and 2005, respectively, are included in the calculation of construction loan rate variances.

(4)             Interest year-to-date tax-equivalent adjustments of $1.5 million for 2006 and 2005, respectively, and quarter-to-date tax-equivalent adjustments of $0.5 million and $0.6 million for 2006 and 2005, respectively, are included in the calculation of investment securities rate variances.

(5)             Changes attributable to mix (rate and volume) are included in the volume variances.

(6)             Categories do not add due to the effect of changes in product mix.

Net Interest Income and Net Interest Margin

Net interest income for the quarter ended September 30, 2006, on a taxable-equivalent basis, increased 4.3% to $167.9 million from $161.0 million for the third quarter of 2005. The increase was due to growth in average earning assets of $1.2 billion, or 8.0%. The net interest margin declined 15 basis points from 4.41% for the third quarter of 2005 to 4.26% for the third quarter of 2006.  The decline was due primarily to growth in premium money market accounts and certificates of deposit as customers shifted to these higher rate products; increased competition affecting yields on new loans and the increase in the overall yield on the investment portfolio lagging the increase in funding costs.  Bankshares paid an average rate of 3.2% on interest-bearing liabilities during the third quarter of 2006, an increase of 111 basis points over the third quarter of 2005.  By contrast, the yield on average loans and investments increased by 71 basis points and 54 basis points, respectively, over the third quarter of 2005.

On a linked-quarter basis, taxable-equivalent net interest income increased by 2.9% to $167.9 million from $163.3 million.  The increase in linked-quarter net interest income was attributable to average earning asset growth of $448.9 million (primarily from the James Monroe acquisition) partially offset by a five basis point decline in the net interest margin.  The net interest margin decline was attributable primarily to a 33 basis point increase in the average rate paid for deposits for the third quarter of 2006 compared with the second quarter of 2006.  By contrast, the yield on interest earning assets increased only 18 basis points.

Net interest income, on a taxable-equivalent basis, for the first nine months of 2006 increased to $491.3 million, or 6.9%, over the $459.7 million for the first nine months of 2005 due to average earning asset growth of $1.4 billion, or 10.0%.  The net interest margin declined from 4.44% to 4.31% as increases in funding costs of 109 basis points outpaced the 69 basis point increase in the yield on earning assets.

Average earning assets in the third quarter of 2006 increased $1.2 billion, or 8.0%, over the same period in 2005.  Loans averaged $12.4 billion for the third quarter of 2006, an increase of 8.9% over the $11.4 billion for the third quarter of 2005, with James Monroe contributing 33% of that growth based on $337.7 million in average acquired loans.  Loans increased $480.0 million, or 4.0%, on a linked-quarter basis.  The increase in average loans outstanding in the third quarter of 2006 compared to the third quarter of 2005 was driven by commercial real estate loan growth of $475.7 million, or 13.2%; construction loan growth of $367.1 million, or 23.8%; and residential mortgage loan growth of $176.6 million, or 9.9%.

Average investment securities for the third quarter of 2006 increased by $140.4 million, or 4.6%, compared with the same period in 2005.

Average deposits for the third quarter of 2006 increased 7.1% year-over-year with James Monroe contributing 42% of that growth, based on $353.5 million in average acquired deposits.  Average noninterest-bearing deposits for the third quarter of 2006 increased by $14.3 million, or 0.4%, compared with the same period in 2005.  Total average interest-bearing deposits increased by $825.8 million, or 9.7%, for the third quarter of 2006, compared with the same period in 2005.

Given the current rate environment, the flatness of the yield curve and competitive pressure on both loan and deposit pricing, we anticipate that the net interest margin will remain under some pressure throughout the year.

Noninterest Income

Noninterest income for the quarter ended September 30, 2006 decreased by $3.3 million, or 5.2%, to $59.8 million compared with $63.1 million for the same period in 2005.  Noninterest income decreased 7.3% compared with the second quarter of 2006.

The table below shows the major components of noninterest income.

	For the 9 months ended September 30,		% Change	For the 3 months ended September 30,		% Change
(Dollars in thousands)	2006	2005	2006/2005	2006	2005	2006/2005
Investment and wealth management	$82,582	$71,505	15.5%	$27,596	$23,668	16.6%
Service charges on deposit accounts	33,936	32,992	2.9	12,776	11,478	11.3
Mortgage banking related fees	5,042	10,329	(51.2)	497	5,151	(90.4)
Net investment securities (losses) gains	205	458	(55.2)	218	(32)	781.3
Nonmarketable investments:
Private equity and other investments	4,958	7,069	(29.9)	263	39	574.4
Hedge funds	3,599	3,616	(0.5)	(801)	2,897	(127.6)
Bank-owned life insurance	4,826	2,998	61.0	1,688	1,254	34.6
Total nonmarketable investments	13,383	13,683	(2.2)	1,150	4,190	(72.6)
Other income:
Electronic banking fees	19,547	18,137	7.8	7,424	7,010	5.9
Charges and fees on loans	8,936	9,601	(6.9)	3,065	3,786	(19.0)
Insurance	12,542	11,578	8.3	3,680	3,480	5.7
All other income	8,668	12,726	(31.9)	3,361	4,343	(22.6)
Total other income	49,693	52,042	(4.5)	17,530	18,619	(5.8)
Total	$184,841	$181,009	2.1	$59,767	$63,074	(5.2)

Noninterest income, which includes investment and wealth management (“IWM”) fees, service charges on deposit accounts, mortgage banking-related fees, securities gains and losses, income from nonmarketable investments and other income, decreased $3.3 million, or 5.2%, to $59.8 million for the third quarter of  2006 from $63.1 million for the third quarter of 2005.  IWM revenue increased $3.9 million, or 16.6%, for the third quarter of 2006 from the third quarter of 2005.  Mortgage banking-related fees decreased $4.7 million for the third quarter of 2006 from the third quarter of 2005 due primarily to the sale of Columbia National Real Estate Finance, LLC (“CNREF”).  Nonmarketable investments revenue for the third quarter of 2006 decreased by $3.0 million from the same period in 2005 due to losses in the hedge funds of funds (“hedge funds”).  Increases in electronic banking fees of $0.4 million, $1.3 million in additional fees on deposit accounts and insurance revenues were offset partially by a $0.7 million decline in charges and fees on loans.

Noninterest income for the third quarter of 2006 decreased by $4.7 million, or 7.3%, from the second quarter of 2006.  The decrease was due to a $4.8 million decline in nonmarketable investments income.  This consisted of a $3.1 million decline in revenues from private equity investments and a $1.8 million decline in hedge fund revenues driven by a $1.0 million loss related to Amaranth, in which one of our hedge funds of funds was invested.  Furthermore, a $1.3 million decrease in IWM revenues and a $1.8 million decline in mortgage banking-related fees were offset by increases of $1.9 million in service charges on deposit accounts and $1.2 million in other income and earnings on bank-owned life insurance (“BOLI”).

Noninterest income for the nine months ended September 30, 2006 increased to $184.8 million, or 2.1%, over the $181.0 million for the nine months ended September 30, 2005.  The year-over-year increase was due principally to an increase of $11.1 million in IWM revenues of which approximately $7.0 million was attributable to real estate advisory fees from the restructured real estate advisory relationship.  Furthermore, electronic banking fees increased $1.4 million; service charges on deposits increased $0.9 million; insurance revenues increased $1.0 million; and earnings on BOLI increased $1.8 million.  The increases were offset by a decrease of $5.3 million in mortgage banking-related fees from the same period in 2005 and a $2.1 million decrease in private equity income.  In addition, the nine months ended September 30, 2005 included gains of $4.3 million on sales of bank premises that were not repeated this year.

Noninterest Expenses

Noninterest expenses for the quarter ended September 30, 2006 increased by $4.0 million, or 3.7%, to $112.4 million compared with $108.4 million for the quarter ended September 30, 2005.  Noninterest expenses increased $3.0 million, or 2.7%, over the second quarter of 2006.  This increase was due primarily to $2.3 million of operating expenses associated with the James Monroe acquisition discussed previously.  Bankshares also incurred $0.7 million of merger expenses related to James Monroe.

The table below shows the major components of noninterest expenses.

	For the 9 months ended September 30,		% Change	For the 3 months ended September 30,		% Change
(Dollars in thousands)	2006	2005	2006/2005	2006	2005	2006/2005
Salaries	$147,755	$148,482	(0.5)%	$51,424	$51,748	(0.6)%
Employee benefits	42,538	35,490	19.9	13,511	11,637	16.1
Net occupancy expense of bank premises	23,991	20,918	14.7	8,289	7,139	16.1
Furniture and equipment expenses	24,752	23,168	6.8	8,353	7,965	4.9
Communications and supplies	12,083	11,992	0.8	3,796	3,933	(3.5)
Other expenses:
Professional services	17,955	16,047	11.9	6,042	6,040	—
Advertising and promotional expenses	7,572	6,550	15.6	3,719	2,162	72.0
Electronic banking expense	11,031	10,443	5.6	4,375	4,025	8.7
Amortization of intangible assets	7,064	6,482	9.0	2,522	2,231	13.0
Outsourcing expense	8,256	8,166	1.1	2,792	3,093	(9.7)
All other expenses	25,569	24,710	3.5	7,606	8,409	(9.5)
Total other expenses	77,447	72,398	7.0	27,056	25,960	4.2
Total	$328,566	$312,448	5.2	$112,429	$108,382	3.7

The efficiency ratio, a key measure of expense management, increased in the third quarter of 2006 compared with the same quarter of 2005.  The efficiency ratio is computed by dividing noninterest expenses by the sum of net interest income on a taxable-equivalent basis and noninterest income.  Bankshares’ efficiency ratio was 49.38% for the three months ended September 30, 2006 compared with 48.36% for the three months ended September 30, 2005.  On a non-GAAP basis, the cash operating efficiency ratio excludes the amortization of intangible assets associated with purchase accounting for business combinations; securities gains and losses; and other significant gains, losses or expenses (such as those associated with integrating acquired entities’ operations into Bankshares) unrelated to Bankshares’ core operations.  Bankshares’ cash operating efficiency ratio was 48.02% for the three months ended September 30, 2006 compared with 46.99% for the same period last year.  The reconciliation of GAAP to non-GAAP measures can be found at the end of this management’s discussion.

Salaries, which include base compensation, commissions, incentive compensation and stock-based compensation, are the largest component of noninterest expense at 45.7%.  Salary expense decreased $0.3 million, or 0.6% from the third quarter of 2005.  Normal merit and staff increases of approximately $2.5 million and an additional $1.3 million increase related to James Monroe were largely offset by a reduction of $4.4 million in salaries expense due to an increase in the amount of deferred loan origination costs.  Furthermore, reductions to incentive compensation accruals of $2.6 million were partially offset by a $2.3 million increase in stock-based compensation.  The $1.9 million increase in employee benefit expenses was due principally to increased medical and pension costs.

Net occupancy expenses, which include premises depreciation, rents, maintenance and utilities increased $1.2 million, or 16.1%, over the same period in the prior year.  This increase was due to increases in bank-leased premises throughout the organization.

Total other expenses consist of professional services, marketing, electronic banking and several other categories such as travel and membership, amortization, licensing, insurance and sundry expenses.  For the three months ended September 30, 2006 compared with the same period last year, total other expenses increased $1.1 million.  This increase was due primarily to an increase of $1.6 million in advertising and promotion expenses related to the restructuring of the real estate advisory relationship, a $1.3 million loss on the sale of CNREF and $1.6 million in increased other professional fees.

Offsetting these increase were a decline in legal fees of $1.1 million, an insurance claim recovery of $1.4 million and a reduction in minority interest expense of $0.7 million.

Noninterest expenses for the nine months ended September 30, 2006 increased $16.1 million, or 5.2%, to $328.6 million from $312.4 million for the nine months ended September 30, 2005.

Salary expenses for the nine months ended September 30, 2006 decreased $0.7 million from the prior year.  Normal merit and staff increases resulted in $9.8 million of additional expense; directors’ fees and stock-based compensation increased $5.2million; severance increased $1.8 million; and the James Monroe acquisition added $1.3 million in salary expenses.  Offsetting these increases were reductions of $14.5 million in salaries expense due to an increase in the amount of deferred loan origination costs and $4.6 million in incentive compensation.  Employee benefits expense was $7.0 million higher than 2005 due principally to increased pension related costs of $3.7 million, $2.0 million in increased health insurance costs and $1.1 million in higher payroll taxes.

Net occupancy expenses increased $3.1 million year-to-date 2006 over 2005.  The increase was primarily due to the Community Bank of Northern Virginia (“CBNV”) and James Monroe acquisitions and increased costs of leasing bank premises and additional branches.

Total other expenses for the first nine months of 2006 were $77.4 million, or 7.0%, higher than the same period in 2005.  This increase was due primarily to $1.9 million in professional fees principally related to efforts to improve efficiency throughout the organization; $1.9 million in licensing fees related to the restructuring of the real estate pension advisory relationship; a $1.3 million loss on the sale of CNREF; a $1.0 million increase in advertising and promotional expenses; increased travel expenses of $0.6 million; an increase of $0.6 million in electronic banking expenses and $0.6 million of additional amortization expenses.  Offsetting these increases were $1.4 million from an insurance recovery related to CBNV and a decrease in other expenses of $1.5 million primarily related to legal settlements during the first nine months of 2005.

ANALYSIS OF FINANCIAL CONDITION

At September 30, 2006 compared with September 30, 2005, total assets increased 7.1%, or $1.2 billion.  At September 30, 2006 compared with December 31, 2005, total assets increased 7.0%, or $1.2 billion.  This increase is attributable, in part, to the acquisition of James Monroe on July 17, 2006.  On the merger date, James Monroe had total loans of $414 million, total assets of $552 million and total deposits of $434 million.

A comparative schedule of average balances is included in the Analysis of Interest Rates and Interest Differentials table.

Securities Available-for-Sale

The securities available-for-sale portfolio includes both debt and marketable equity securities.  Bankshares holds debt securities available-for-sale primarily for liquidity, interest rate risk management and yield enhancement purposes.  Accordingly, this portfolio primarily includes very liquid, high quality federal agency-backed debt securities.  At September 30, 2006 and December 31, 2005, the portfolio totaled $3.1 billion.  At September 30, 2006, there was a net unrealized loss of $44.3 million.  Two hundred ninety-one securities were in a continuous loss position for 12 months or more at September 30, 2006, which consisted primarily of mortgage-backed securities.  Management concluded that because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, no other-than-temporary impairment was required to be recorded at September 30, 2006.  There was a net unrealized loss on debt securities available-for-sale of $44.9 million and $32.8 million at September 30, 2006 and December 31, 2005, respectively.

The weighted-average expected maturity of debt securities available-for-sale was 2.3 years at September 30, 2006.  Since approximately 54% of this portfolio was mortgage-backed securities, the expected remaining maturity may differ from contractual maturity because borrowers may have the right to prepay obligations before the underlying mortgages mature.  See Note No. 4 - Investment Securities to the Financial Statements for securities available-for-sale by security type.

Loan Portfolio

Total loans at September 30, 2006 were $12.5 billion, compared with $11.6 billion at December 31, 2005.  The increase in total loans was primarily driven by growth in construction lending, commercial real estate and residential mortgages and the acquisition of James Monroe, which added $414.3 million in loans.  Construction loans totaled $2.0 billion at September 30, 2006, compared with $1.6 billion at December 31, 2005, an increase of $344.9 million, or 21.5%. Commercial real estate loans increased $445.6 million, or 12.0%, from December 31, 2005.  Residential real estate loans increased $186.0 million, or 10.3%, from December 31, 2005.  Total loans at September 30, 2006 increased $1.1 billion, or 9.5%, over September 30, 2005.

		% of		% of		% of
	September 30,	Total	December 31,	Total	September 30,	Total
(Dollars in thousands)	2006	Loans	2005	Loans	2005	Loans
Commercial	$2,925,300	23.3%	$2,957,301	25.5%	$2,925,445	25.6%
Commercial real estate	4,148,895	33.1	3,703,297	31.9	3,638,238	31.8
Construction	1,952,013	15.6	1,607,095	13.8	1,543,633	13.5
Residential real estate	1,988,336	15.9	1,802,373	15.5	1,778,684	15.5
Home equity lines	476,746	3.8	505,508	4.4	520,214	4.5
Consumer	1,043,048	8.3	1,032,271	8.9	1,039,845	9.1
Total loans at end of period	$12,534,338	100.0%	$11,607,845	100.0%	$11,446,059	100.0%

Deposits

Total deposits at September 30, 2006, were $12.8 billion, an increase of $697.8 million, or 5.8%, over December 31, 2005.  Noninterest-bearing deposits were $3.3 billion at September 30, 2006 and December 31, 2005.  Interest-bearing deposits totaled $9.5 billion at September 30, 2006, compared with $8.8 billion at December 31, 2005, an increase of $720.1 million, or 8.2%.

At September 30, 2006, total deposits increased 6.1%, or $735.2 million, compared with the year-earlier period.  The increase in total deposits was primarily driven by the acquisition of James Monroe which added $433.6 million in deposit growth in money market accounts and time deposits $100,000 and over.  These products are priced at competitive rates, which move with the overall interest rate environment. Money market accounts and time deposits $100,000 and over increased $465.2 million, or 25.4%, and $542.4 million, or 30.7%, respectively, from September 30, 2005.  Traditional low-cost savings and checking plus interest accounts declined by 13.6% and 15.5%, respectively, from September 30, 2005 as customers moved liquidity to higher yielding alternative products.

				% change
(Dollars in thousands)	September 30, 2006	December 31, 2005	September 30, 2005	September 30, 2006 / December 31, 2005	September 30, 2006 / September 30, 2005
Noninterest-bearing deposits	$3,301,554	$3,324,650	$3,329,331	(0.7)%	(0.8)%
Savings	1,196,573	1,339,215	1,385,106	(10.7)	(13.6)
Checking plus interest	1,229,760	1,430,524	1,454,488	(14.0)	(15.5)
Money market	2,295,341	1,944,513	1,830,111	18.0	25.4
Time deposits $100,000 and over	2,308,686	1,743,885	1,766,250	32.4	30.7
Other time deposits	2,443,197	2,294,563	2,274,620	6.5	7.4
Total deposits at end of period	$12,775,111	$12,077,350	$12,039,906	5.8	6.1

Borrowings

Bankshares utilizes both short-term and long-term borrowings to fund growth of earning assets in excess of deposit growth.  Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, were $1.6 billion at September 30, 2006, compared with $1.2 billion at December 31, 2005.  Short-term funding is managed to levels deemed appropriate given alternative funding sources.  Long-term debt was $659.7 million at September 30, 2006, a decrease of $82.5 million, or 11.1%, compared with the $742.2 million at December 31, 2005.

Capital

Shareholders’ equity at September 30, 2006 was $2.4 billion, an increase of $198.7 million from December 31, 2005, due in part to the shares issued in the James Monroe acquisition.  The 1.8 million shares issued in the acquisition were valued at $63.1 million.

On June 13, 2006, Bankshares’ Board of Directors authorized the repurchase of up to two million shares of the Corporation’s common stock.  This is in addition to the 676 thousand shares remaining from a previously announced program.  During the first nine months of 2006, Bankshares repurchased 38,471 shares in the privately negotiated net settlement of the minimum tax liability for vested restricted stock awards.

On January 10, 2006, Bankshares announced a three-for-two stock split on its common stock payable in the form of a stock dividend on January 27, 2006 to stockholders of record as of the close of business on January 20, 2006.  For comparative purposes, certain share, average share and per share amounts have been restated.  At September 30, 2006 and December 31, 2005, the cash-dividend payout ratio was 47.13% and 43.42%, respectively.  For more details, see the Statements of Changes in Consolidated Shareholders’ Equity.

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

Nonperforming loans increased to $36.0 million at September 30, 2006 from $22.6 million at December 31, 2005.  The increase resulted from loans to a single borrower aggregating $18.0 million.

Other real estate owned declined to $67 thousand at September 30, 2006 from $667 thousand at December 31, 2005.  The decline resulted from the sale of an OREO property owned as a result of the CBNV acquisition.

During the nine months ended September 30, 2006, total nonperforming assets increased to $36.1 million from $23.2 million at December 31, 2005.  Nonperforming assets as a percent of period-end loans and other real estate owned was 0.29% at September 30, 2006 and 0.20% at December 31, 2005.

At September 30, 2006 and December 31, 2005, monitored loans, or loans with characteristics suggesting that they could be classified as nonperforming in the near future, were $1.7 million and $2.2 million, respectively.  Loans past due 30-89 days were $34.5 million at September 30, 2006 compared with $65.2 million at December 31, 2005.

The table below presents a comparison of nonperforming assets at September 30, 2006, December 31, 2005 and September 30, 2005.

	September 30,	December 31,	September 30,
(Dollars in thousands)	2006	2005	2005
Nonaccrual loans(1)
Commercial	$8,206	$15,771	$21,065
Commercial real estate	5,056	4,451	3,240
Construction	19,519	376	377
Residential real estate	2,640	1,505	1,845
Home equity lines	151	88	89
Consumer	430	374	406
Total	36,002	22,565	27,022
Renegotiated loans (1)	—	—	—
Loans contractually past due 90 days or more
And still accruing interest	—	—	—
Total nonperforming loans	36,002	22,565	27,022
Other real estate owned	67	667	777
Total nonperforming assets	$36,069	$23,232	$27,799
Nonperforming loans as a percent of period-end loans	0.29%	0.19%	0.24%
Nonperforming assets as a percent of period-end loans and other real estate owned	0.29%	0.20%	0.24%

(1)             Aggregate gross interest income of $2.4 million, $2.1 million and $1.9 million for the first nine months of 2006, the year 2005 and the first nine months of 2005, respectively, on nonaccrual and renegotiated loans, would have been recorded if these loans had been accruing on their original terms throughout the period or since origination if held for part of the period.  The amount of interest income on the nonaccrual and renegotiated loans that was recorded totaled $0.5 million for the first nine months of 2006 and 2005 and the year 2005.

Net Recoveries/Charge-offs

Net recoveries for the nine months ended September 30, 2006 were $9 thousand as compared to net charge-offs of $488 thousand in 2005.

Provision for Credit Losses

There were no provisions for credit losses for the nine months ended September 30, 2006 compared with $1.6 million for the nine months ended September 30, 2005, reflecting improved loan quality and continued favorable economic conditions.

Allowance for Loan Losses and Reserve for Unfunded Commitments

The allowance for loan losses declined $12.8 million to $143.9 million at September 30, 2006, or 1.15% of period-end loans, compared with $156.7 million, or 1.35% of period-end loans, at December 31, 2005 and declined $13.3 million compared with $157.2 million, or 1.37% of period end loans, at September 30, 2005.  The decline from year-end 2005 was primarily related to the reclassification of $14.0 million and $1.9 million in the first and third quarters of 2006, respectively, from the reserve for loan losses to establish the reserve for unfunded commitments in other liabilities.  The reclassification in the third quarter resulted from a refinement in the manner in which the required reserves for unfunded commitments were calculated.  The acquired allowance from James Monroe was approximately $4.0 million.

The following table presents a summary of the activity in the Allowance for Loan Losses and the Reserve for Unfunded Commitments.

	For the 9 months ended September 30,		For the 3 months ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Allowance for loan losses, beginning of period	$156,673	$149,002	$142,860	$157,101
Allowance of acquired bank	3,985	7,086	3,985	—
Charge-offs:
Commercial	(1,470)	(2,252)	(876)	(570)
Commercial real estate	(362)	(32)	—	—
Construction	—	—	—	—
Residential real estate	(54)	(42)	(52)	(28)
Home equity lines	—	(69)	—	—
Consumer	(2,251)	(2,430)	(981)	(1,112)
Total	(4,137)	(4,825)	(1,909)	(1,710)
Recoveries:
Commercial	2,440	1,813	358	233
Commercial real estate	88	151	28	27
Construction	2	446	1	445
Residential real estate	60	232	7	167
Home equity lines	24	—	—	—
Consumer	1,532	1,695	379	93
Total	4,146	4,337	773	965
Net recoveries (charge-offs)	9	(488)	(1,136)	(745)
Provision for credit losses	(990)	1,576	—	820
Transfer to reserve for unfunded commitments	(15,824)	—	(1,856)	—
Allowance for loan losses, end of period	$143,853	$157,176	$143,853	$157,176

	For the 9 months ended September 30,		For the 3 months ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Reserve for unfunded lending commitments, beginning of period	$—	$—	$14,958	$—
Provision for credit losses	990	—	—	—
Transfer from allowance for loan losses	15,824	—	1,856	—
Reserve for unfunded lending commitments, end of period	$16,814	$—	$16,814	$—

Average loans	$11,992,600	$10,871,724	$12,401,068	$11,389,731
Period-end loans	$12,534,338	$11,446,059

Allowance for loan losses
Percent of net (recoveries) charge-offs, (annualized), to average loans	—%	0.01%	0.04%	0.03%
Percent of allowance for loan losses to period-end loans	1.15%	1.37%

Interest Rate Risk

The objective of interest rate risk management is to contain the risks associated with interest rate fluctuations.  The process involves identification and management of the sensitivity of net interest income to changing interest rates and other market factors.  Interest rate risk, one of the more prominent risks in terms of potential earnings impact, is an inevitable part of being a financial intermediary.  For more information see “Risk Management — Interest Rate Risk” in Bankshares 2005 Annual Report on Form 10-K.

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

	Calculated increase / (decrease) in projected net interest income
Change in interest rates (basis points)	September 30, 2006	September 30, 2005
+200	0.97%	2.32%
+100	0.53%	1.25%
–100	(0.94)%	(1.77)%
–200	(2.66)%	(4.57)%

At September 30, 2006, Bankshares’ interest sensitivity position was less asset sensitive than it was at September 30, 2005.  Based on its most recent simulation model, Bankshares’ net interest income would increase by $3.5 million, or 0.53%, and $6.3 million, or 0.97%, if interest rates were to move up gradually over the next six months by 100 basis points or 200 basis points, respectively.  A downward movement of 100 basis points would reduce net interest income by $6.1 million, or 0.94%.  A downward movement of 200 basis points would reduce net interest income by $17.4 million, or 2.66%.  Bankshares manages the interest rate risk profile within policy limits.  At September 30, 2006, and December 31, 2005, Bankshares was within its policy guidelines.  In response to action by the Federal Reserve to increase short-term interest rates, Bankshares’ prime interest rate continues to rise.  At September 30, 2006, Bankshares had approximately $4.7 billion in loans that will reprice daily or monthly as market rates change.  The effects of a rising rate environment on interest expense are less predictable due to customer behavior that can result in changes in the mix of deposit products.  Current trends have generated growth in higher-rate premium money market and certificate of deposit accounts.  Given the current rate environment, the flatness of the yield curve and competitive pressure on both loan and deposit pricing, we anticipate that the net interest margin will remain under some pressure throughout the year.

Bankshares also utilizes interest rate derivatives to hedge interest rate risk exposures.  The credit risk amount and estimated net fair values of these derivatives as of September 30, 2006 and December 31, 2005 are presented in Note No. 12 - Derivative Instruments and Hedging Activities.  Derivatives are used for asset/liability management in three ways:

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

MARKET VALUE OF EQUITY MODELING

Bankshares also utilizes the market value of equity as a measurement tool in managing interest rate sensitivity.  The market value of equity measures the degree to which the market values of Bankshares’ assets and liabilities and off-balance sheet instruments will change given a change in interest rates. The Asset/Liability Management Committee guidelines limit the change in market value of equity in a 200 basis point parallel rate shock to 12.5% of the market value of equity assuming interest rates at September 30, 2006.  The up 200 basis point scenario resulted in a 4.6% decrease at September 30, 2006 compared with a 2.9% decrease at December 31, 2005.  The down 200 basis point scenario resulted in a 1.1% decrease at September 30, 2006 and a 3.9% decrease at December 31, 2005.  At September 30, 2006 and December 31, 2005, Bankshares was within its policy guidelines.

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

Trading Activities

Bankshares provides capital market products to its customers. From a market risk perspective, Bankshares’ net income is exposed to changes in interest rates, credit spreads, and equities and their implied volatilities.  The primary purpose of Bankshares’ capital markets business is to accommodate customers in the management of their market price risks.  Derivative transactions executed with customers are simultaneously hedged in the capital markets.  All derivatives transacted with customers used to hedge capital market transactions with customers are carried at fair value.  The Asset/Liability Management Committee establishes and monitors counterparty risk limits.  The notional amount, exposure amount and estimated net fair value of all customer accommodation derivatives at September 30, 2006 are included in Note No. 12 - Derivative Instruments and Hedging Activities.

Equity Markets

Bankshares is directly and indirectly affected by changes in the equity markets.  Bankshares has made investments in private equities. These investments are made within capital allocations approved by management.  Management reviews these investments at least quarterly and assesses them for possible other-than-temporary impairment.  Private equity investments totaled $24.8 million at September 30, 2006 and $22.1 million at September 30, 2005.

Changes in equity market prices may also indirectly affect Bankshares’ net income by affecting (1) the value of third party assets under management or administration within IWM and, hence, fee income; (2) particular borrowers, whose ability to repay principal and/or interest may be affected by the stock market; or (3) brokerage activity, related commission income and other business activities.

Liquidity Risk

Liquidity risk is the possibility that Bankshares will not be able to fund present and future financial obligations.  The objective of liquidity management is to maintain the ability to meet commitments to fund loans, purchase securities and repay deposits and other liabilities in accordance with their terms.  To achieve this objective, the Asset/Liability Management Committee establishes and monitors liquidity guidelines that require sufficient asset-based liquidity to cover potential funding requirements and to avoid over-reliance on volatile, less reliable funding markets.  Debt securities in the available-for-sale portfolio provide liquidity, in addition to the immediately liquid resources of cash and due from banks, federal funds sold and securities purchased under resale agreements.  By limiting the maturity of securities and maintaining a conservative investment posture, management can rely on the investment portfolio to help meet any short-term funding needs.  U.S. Treasury and agency securities, which provide the greatest liquidity, averaged $1.4 billion in the third quarter of 2006 and 2005 and the second quarter of 2006.

Core customer deposits have historically provided a substantial source of relatively stable and low-cost funds.  For the three months ended September 30, 2006, core deposits (total deposits less certificates of deposit of $100,000 and over), averaged $10.3 billion compared with $10.1 billion for the second quarter of 2006 and for the third quarter of 2005.  Although not viewed as core deposits, a substantial portion of short-term borrowings, comprised of securities sold under agreements to repurchase and commercial paper, originate from core deposit relationships tied to the overnight cash management program offered to customers.  Long-term debt and short-term borrowings funded the remaining assets.

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

For additional information see “Risk Management — Liquidity Risk” in Bankshares’ 2005 Annual Report on Form 10-K.

Contractual Obligations and Commitments

In the normal course of business, Bankshares enters into certain contractual obligations and other commitments.  Such obligations generally relate to funding operations through debt arrangements as well as leases of premises and equipment.  As a financial services provider, Bankshares routinely enters into commitments to extend credit, including loan commitments, standby letters of credit and financial guarantees.  For a discussion of these commitments, see Note No. 7 - Commitments and Contingencies.  For a discussion of contractual commitments see “Off-Balance Sheet Arrangements and Contractual Obligations” in Bankshares’ 2005 Annual Report on Form 10-K.  Items disclosed in the Annual Report on Form 10-K have not changed materially since the report was filed.

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

Supplemental Information by Quarter
Select Financial Data
In thousands, except per share data
(unaudited)

	3Q 06	2Q 06	1Q 06	4Q 05
OPERATING RESULTS
Net interest income (1)	$166,069	$161,410	$158,313	$162,434
Net interest income — taxable equivalent (1)	167,916	163,254	160,146	164,267
Provision for credit losses	—	—	—	—
Net income	71,573	73,092	70,759	74,863

PER COMMON SHARE DATA*
Basic net income	$0.57	$0.59	$0.58	$0.61
Diluted net income	0.57	0.59	0.57	0.60
Dividends paid	0.28	0.28	0.26	0.25
Book value at period end	19.07	18.34	18.05	17.81
Market value at period end	36.27	35.67	38.45	37.63
Market range:
High	37.96	39.53	39.82	40.09
Low	34.29	35.00	36.88	34.11

AVERAGE BALANCE SHEET DATA
Total loans	$12,401,068	$11,921,540	$11,646,904	$11,497,885
Total earning assets	15,645,850	15,196,996	14,880,775	14,698,731
Total assets	17,297,329	16,798,972	16,435,964	16,258,275
Total deposits	12,592,061	12,190,193	11,940,956	11,894,394
Shareholders’ equity	2,342,545	2,309,149	2,261,646	2,210,050

STATISTICS AND RATIOS (Net income annualized)
Return on average assets	1.64%	1.75%	1.75%	1.83%
Return on average equity (2)	12.12	12.70	12.69	13.44
Return on average tangible equity (2)	17.87	18.80	18.97	20.26
Average equity to average assets (2)	13.54	13.75	13.76	13.59
Average tangible equity to average tangible assets (2)	9.79	9.88	9.81	9.61
Net interest rate spread — taxable equivalent	3.41	3.51	3.64	3.78
Net interest margin on earning assets — taxable equivalent	4.26	4.31	4.36	4.43
Efficiency ratio (1),(3)	49.38	48.05	48.34	47.87
Cash operating efficiency ratio (1),(3)	48.02	47.08	47.30	46.69
Dividend payout ratio*	49.12	47.46	44.83	40.98

Bank offices	241	237	238	240
Employees	3,592	3,667	3,658	3,606

CREDIT QUALITY DATA AT PERIOD END
Net charge-offs/(recoveries)	$1,136	$(986)	$(159)	$503
Nonaccrual loans	36,002	29,245	22,890	22,565
Restructured loans	—	—	—	—
Total nonperforming loans	36,002	29,245	22,890	22,565
Other real estate owned, net	67	49	713	667
Total nonperforming assets	36,069	29,294	23,603	23,232

CREDIT QUALITY RATIOS
Net charge-offs/(recoveries), annualized, as a percent of period-end loans	0.04%	(0.03)%	(0.01)%	0.02%
Nonperforming loans as a percent of period-end loans	0.29	0.24	0.20	0.19
Allowance for loan losses as a percent of period-end loans**	1.15	1.19	1.21	1.35
Allowance for loan losses as a percent of nonperforming loans	399.57	488.49	619.81	694.32
Other real estate owned as a percent of period-end loans and other real estate owned	—	—	0.01	0.01
Nonperforming assets as a percent of period-end loans and other real estate owned	0.29	0.24	0.20	0.20
Nonperforming assets as a percent of total assets	0.21	0.17	0.14	0.14

Supplemental Information by Quarter (continued)
Select Financial Data
In thousands, except per share data
(unaudited)

	3Q 05	3Q 06 vs 2Q 06	3Q 06 vs 3Q 05
OPERATING RESULTS
Net interest income (1)	$159,242	2.9%	4.3%
Net interest income — taxable equivalent (1)	161,023	2.9	4.3
Provision for credit losses	820	—	(100.0)
Net income	70,956	(2.1)	0.9

PER COMMON SHARE DATA*
Basic net income	$0.58	(3.4)%	(1.7)%
Diluted net income	0.57	(3.4)	—
Dividends paid	0.25	—	12.0
Book value at period end	17.47	4.0	9.2
Market value at period end	35.92	1.7	1.0
Market range:
High	37.46	(4.0)	1.3
Low	34.13	(2.0)	0.5

AVERAGE BALANCE SHEET DATA
Total loans	$11,389,731	4.0%	8.9%
Total earning assets	14,490,736	3.0	8.0
Total assets	16,065,168	3.0	7.7
Total deposits	11,751,990	3.3	7.1
Shareholders’ equity	2,179,415	1.4	7.5

STATISTICS AND RATIOS (Net income annualized)
Return on average assets	1.75%
Return on average equity (2)	12.92
Return on average tangible equity (2)	19.62
Average equity to average assets (2)	13.57
Average tangible equity to average tangible assets (2)	9.53
Net interest rate spread — taxable equivalent	3.83
Net interest margin on earning assets — taxable equivalent	4.41
Efficiency ratio (1),(3)	48.36
Cash operating efficiency ratio (1),(3)	46.99
Dividend payout ratio*	43.10

Bank offices	238	4	3
Employees	3,607	(75)	(15)

CREDIT QUALITY DATA AT PERIOD END
Net charge-offs/(recoveries)	$745	(215.2)%	52.5%
Nonaccrual loans	27,022	23.1	33.2
Restructured loans	—	—	—
Total nonperforming loans	27,022	23.1	33.2
Other real estate owned, net	777	36.7	(91.4)
Total nonperforming assets	27,799	23.1	29.7

CREDIT QUALITY RATIOS
Net charge-offs/(recoveries), annualized, as a percent of period-end loans	0.03%
Nonperforming loans as a percent of period-end loans	0.24
Allowance for loan losses as a percent of period-end loans**	1.37
Allowance for loan losses as a percent of nonperforming loans	581.66
Other real estate owned as a percent of period-end loans and other real estate owned	0.01
Nonperforming assets as a percent of period-end loans and other real estate owned	0.24
Nonperforming assets as a percent of total assets	0.17

*In January 2006, Bankshares announced a three-for-two stock split on its common stock.  Per share amounts and other applicable information have been adjusted to give effect to the split.

** The decline in the allowance for loan losses was due primarily to the reclassification of $14.0 million in the first quarter of 2006 and $1.9 million in the third quarter of 2006 out of the allowance for loan losses to a separate reserve for unfunded commitments, which is recorded in other liabilities in the consolidated balance sheet.

(1), (2), (3) See Reconciliation of Non-GAAP Measures

Statements of Consolidated Income
In thousands, except per share data
(unaudited)

						3Q 06	3Q 06
						vs	vs
	3Q 06	2Q 06	1Q 06	4Q 05	3Q 05	2Q 06	3Q 05
INTEREST INCOME
Interest and fees on loans	$224,218	$208,096	$196,055	$192,697	$185,714	7.7%	20.7%
Interest and dividends on investment securities:
Taxable interest income	32,393	31,135	29,795	30,081	26,686	4.0	21.4
Tax-exempt interest income	730	765	778	813	839	(4.6)	(13.0)
Other investment income	660	699	627	722	526	(5.6)	25.5
	33,783	32,599	31,200	31,616	28,051	3.6	20.4
Other interest income	855	1,098	658	890	760	(22.1)	12.5
Total interest income	258,856	241,793	227,913	225,203	214,525	7.1	20.7

INTEREST EXPENSE
Interest on deposits	68,792	57,603	49,243	44,637	38,591	19.4	78.3
Interest on short-term borrowings	15,215	13,500	11,023	9,038	7,702	12.7	97.5
Interest on long-term debt	8,780	9,280	9,334	9,094	8,990	(5.4)	(2.3)
Total interest expense	92,787	80,383	69,600	62,769	55,283	15.4	67.8

NET INTEREST INCOME	166,069	161,410	158,313	162,434	159,242	2.9	4.3
Provision for credit losses	—	—	—	—	820	—	(100.0)

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	166,069	161,410	158,313	162,434	158,422	2.9	4.8

NONINTEREST INCOME
Investment and wealth management	27,596	28,865	26,121	24,251	23,668	(4.4)	16.6
Service charges on deposit accounts	12,776	10,868	10,292	10,893	11,478	17.6	11.3
Mortgage banking-related fees	497	2,335	2,210	4,690	5,151	(78.7)	(90.4)
Investment securities gains and (losses)	218	—	(13)	(53)	(32)	—	781.3
Nonmarketable investments	1,150	5,964	6,269	6,199	4,190	(80.7)	(72.6)
Other income	17,530	16,436	15,727	16,131	18,619	6.7	(5.8)
Total noninterest income	59,767	64,468	60,606	62,111	63,074	(7.3)	(5.2)

NONINTEREST EXPENSES
Salaries	51,424	47,232	49,099	51,740	51,748	8.9	(0.6)
Employee benefits	13,511	14,292	14,735	10,685	11,637	(5.5)	16.1
Net occupancy expense of bank premises	8,289	7,931	7,771	7,678	7,139	4.5	16.1
Furniture and equipment expenses	8,353	8,094	8,305	8,491	7,965	3.2	4.9
Communications and supplies	3,796	4,469	3,818	4,414	3,933	(15.1)	(3.5)
Other expenses	27,056	27,404	22,987	25,365	25,960	(1.3)	4.2
Total noninterest expenses	112,429	109,422	106,715	108,373	108,382	2.7	3.7

Income before income taxes	113,407	116,456	112,204	116,172	113,114	(2.6)	0.3
Applicable income taxes	41,834	43,364	41,445	41,309	42,158	(3.5)	(0.8)

NET INCOME	$71,573	$73,092	$70,759	$74,863	$70,956	(2.1)	0.9

Weighted average shares outstanding*	124,750	123,222	123,043	122,923	122,797	1.2	1.6
Adjusted weighted average shares outstanding*	125,893	124,324	124,294	124,134	123,953	1.3	1.6

NET INCOME PER COMMON SHARE:*
Basic	$0.57	$0.59	$0.58	$0.61	$0.58	(3.4)	(1.7)
Diluted	$0.57	$0.59	$0.57	$0.60	$0.57	(3.4)	—

*In January 2006, Bankshares announced a three-for-two stock split on its common stock.  Per share amounts and other applicable information have been adjusted to give effect to the split.

Statements of Consolidated Noninterest Income and Noninterest Expenses
In thousands
(unaudited)

						3Q 06	3Q 06
						vs	vs
Noninterest Income	3Q 06	2Q 06	1Q 06	4Q 05	3Q 05	2Q 06	3Q 05
Investment and wealth management	$27,596	$28,865	$26,121	$24,251	$23,668	(4.4)%	16.6%
Service charges on deposit accounts	12,776	10,868	10,292	10,893	11,478	17.6	11.3
Mortgage banking-related fees	497	2,335	2,210	4,690	5,151	(78.7)	(90.4)
Investment securities gains and (losses)	218	—	(13)	(53)	(32)	—	781.3
Nonmarketable investments:
Private equity and other investments	263	3,371	1,324	3,310	39	(92.2)	574.4
Hedge funds	(801)	1,005	3,395	1,104	2,897	(179.7)	(127.6)
Bank-owned life insurance	1,688	1,588	1,550	1,785	1,254	6.3	34.6
Total nonmarketable investments	1,150	5,964	6,269	6,199	4,190	(80.7)	(72.6)
Other income:
Electronic banking fees	7,424	6,487	5,636	5,832	7,010	14.4	5.9
Charges and fees on loans	3,065	3,106	2,765	3,063	3,786	(1.3)	(19.0)
Insurance	3,680	3,761	5,101	3,439	3,480	(2.2)	5.7
All other income	3,361	3,082	2,225	3,797	4,343	9.1	(22.6)
Total other income	17,530	16,436	15,727	16,131	18,619	6.7	(5.8)
Total	$59,767	$64,468	$60,606	$62,111	$63,074	(7.3)	(5.2)

						3Q 06	3Q 06
						vs	vs
Noninterest Expenses	3Q 06	2Q 06	1Q 06	4Q 05	3Q 05	2Q 06	3Q 05
Salaries	$51,424	$47,232	$49,099	$51,740	$51,748	8.9%	(0.6)%
Employee benefits	13,511	14,292	14,735	10,685	11,637	(5.5)	16.1
Net occupancy expense of bank premises	8,289	7,931	7,771	7,678	7,139	4.5	16.1
Furniture and equipment expenses	8,353	8,094	8,305	8,491	7,965	3.2	4.9
Communications and supplies	3,796	4,469	3,818	4,414	3,933	(15.1)	(3.5)
Other expenses:
Professional services	6,042	6,743	5,170	5,867	6,040	(10.4)	—
Advertising and promotional expenses	3,719	2,355	1,498	2,553	2,162	57.9	72.0
Electronic banking expenses	4,375	3,529	3,127	3,503	4,025	24.0	8.7
Amortization of intangible assets	2,522	2,217	2,325	2,291	2,231	13.8	13.0
Outsourcing expenses	2,792	2,641	2,823	3,065	3,093	5.7	(9.7)
All other expenses	7,606	9,919	8,044	8,086	8,409	(23.3)	(9.5)
Total other expenses	27,056	27,404	22,987	25,365	25,960	(1.3)	4.2
Total	$112,429	$109,422	$106,715	$108,373	$108,382	2.7	3.7

Consolidated Average Balance Sheets
In thousands
(unaudited)

	3Q 06		2Q 06		1Q 06
Earning assets	Average	Yield(1)	Average	Yield(1)	Average	Yield(1)
Loans:	Balance	/ Rate	Balance	/ Rate	Balance	/ Rate
Commercial and leasing	$2,924,627	7.57%	$2,956,420	7.35%	$2,933,214	7.06%
Commercial real estate	4,085,822	7.15	3,748,795	7.02	3,673,385	6.89
Construction	1,911,222	8.42	1,808,734	8.09	1,681,253	7.86
Residential real estate	1,951,620	6.21	1,876,209	6.16	1,831,603	6.16
Home equity lines	479,436	8.05	484,396	7.65	496,526	7.25
Consumer	1,048,341	5.81	1,046,986	5.78	1,030,923	5.73
Total loans	12,401,068	7.22	11,921,540	7.05	11,646,904	6.87
Federal funds sold, et al	61,342	5.52	71,448	6.16	57,318	4.65
Securities: (2)
Taxable securities
U.S. Treasury and government agencies	1,381,027	3.96	1,451,800	3.85	1,440,180	3.64
Mortgage-backed	1,662,093	4.45	1,605,222	4.30	1,589,017	4.30
Other investments	63,393	4.19	65,748	4.30	63,199	4.06
Tax-exempt securities
States and political subdivisions	76,727	6.25	81,038	6.26	83,957	6.22
Total securities	3,183,240	4.27	3,203,808	4.14	3,176,353	4.05
Interest-bearing deposits in other banks	200	1.45	200	1.51	200	1.36
Total earning assets	15,645,850	6.61	15,196,996	6.43	14,880,775	6.26
Cash and due from banks	324,675		304,132		301,305
Bank premises and equipment, net	142,120		138,941		138,237
Other assets	1,330,705		1,301,459		1,272,673
Less: allowance for loan losses	(146,021)		(142,556)		(157,026)
Total assets	$17,297,329		$16,798,972		$16,435,964

Interest-bearing liabilities
Deposits:
Savings	$1,229,751	0.56	$1,282,700	0.48	$1,321,364	0.45
Checking plus interest	1,231,558	0.20	1,298,636	0.20	1,341,714	0.19
Money market	2,202,466	2.99	1,947,364	2.62	1,848,724	2.18
Time deposits $100,000 and over	2,243,487	4.74	2,044,074	4.37	1,904,098	4.00
Other time deposits	2,429,730	3.76	2,362,074	3.47	2,318,985	3.23
Total interest-bearing deposits	9,336,992	2.92	8,934,848	2.59	8,734,885	2.29
Short-term borrowings	1,487,948	4.06	1,423,480	3.80	1,320,595	3.39
Long-term debt	665,300	5.24	673,599	5.53	730,236	5.18
Total interest-bearing funds	11,490,240	3.20	11,031,927	2.92	10,785,716	2.62
Noninterest-bearing deposits	3,255,069		3,255,345		3,206,071
Other liabilities and accrued expenses	209,475		202,551		182,531
Total liabilities	14,954,784		14,489,823		14,174,318
Shareholders’ equity	2,342,545		2,309,149		2,261,646
Total liabilities & shareholders’ equity	$17,297,329		$16,798,972		$16,435,964

Net interest rate spread		3.41%		3.51%		3.64%
Effect of noninterest-bearing funds		0.85		0.80		0.72
Net interest margin on earning assets		4.26%		4.31%		4.36%

Consolidated Average Balance Sheets (continued)
In thousands
(unaudited)

	4Q 05		3Q 05		Average Balance
					3Q 06	3Q 06
Earning assets	Average	Yield(1)	Average	Yield(1)	vs	vs
Loans:	Balance	/ Rate	Balance	/ Rate	2Q 06	3Q 05
Commercial and leasing	$2,912,089	6.86%	$2,914,761	6.62%	(1.1)%	0.3%
Commercial real estate	3,664,491	6.79	3,610,170	6.65	9.0	13.2
Construction	1,574,597	7.56	1,544,082	7.21	5.7	23.8
Residential real estate	1,798,686	6.05	1,775,023	5.98	4.0	9.9
Home equity lines	511,673	6.73	517,798	6.23	(1.0)	(7.4)
Consumer	1,036,349	5.68	1,027,897	5.71	0.1	2.0
	11,497,885	6.69	11,389,731	6.51	4.0	8.9
Federal funds sold, et al	76,062	4.64	57,932	5.20	(14.1)	5.9
Securities: (2)
Taxable securities:
U.S. Treasury and government agencies	1,429,583	3.41	1,431,397	3.35	(4.9)	(3.5)
Mortgage-backed	1,545,324	4.56	1,455,475	3.98	3.5	14.2
Other investments	60,998	4.77	62,318	3.35	(3.6)	1.7
Tax-exempt securities:
States and political subdivisions	88,679	6.01	93,683	5.89	(5.3)	(18.1)
	3,124,584	4.08	3,042,873	3.73	(0.6)	4.6
Interest-bearing deposits in other banks	200	1.35	200	1.02	—	—
	14,698,731	6.13	14,490,736	5.92	3.0	8.0
Cash and due from banks	319,176		326,515		6.8	(0.6)
Bank premises and equipment, net	139,662		147,248		2.3	(3.5)
Other assets	1,258,868		1,257,846		2.2	5.8
Less: allowance for loan losses	(158,162)		(157,177)		2.4	(7.1)
Total assets	$16,258,275		$16,065,168		3.0	7.7

Interest-bearing liabilities
Deposits:
Savings	$1,371,020	0.45	$1,420,283	0.42	(4.1)	(13.4)
Checking plus interest	1,398,809	0.18	1,428,344	0.17	(5.2)	(13.8)
Money market	1,785,001	1.86	1,692,684	1.54	13.1	30.1
Time deposits $100,000 and over	1,784,340	3.66	1,674,265	3.30	9.8	34.0
Other time deposits	2,300,075	3.03	2,295,608	2.76	2.9	5.8
	8,639,245	2.05	8,511,184	1.80	4.5	9.7
Short-term borrowings	1,213,396	2.96	1,185,142	2.58	4.5	25.6
Long-term debt	766,451	4.71	797,527	4.47	(1.2)	(16.6)
	10,619,092	2.35	10,493,853	2.09	4.2	9.5
Noninterest-bearing deposits	3,255,149		3,240,806		—	0.4
Other liabilities and accrued expenses	173,984		151,094		3.4	38.6
	14,048,225		13,885,753		3.2	7.7
Shareholders’ equity	2,210,050		2,179,415		1.4	7.5
	$16,258,275		$16,065,168		3.0	7.7

Net interest rate spread		3.78%		3.83%
Effect of noninterest-bearing funds		0.65		0.58
Net interest margin on earning assets		4.43%		4.41%

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

YTD	YTD
2006	2005	3Q 06	2Q 06	1Q 06	4Q 05	3Q 05

(1) The net interest margin and efficiency ratios are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax-favored status of income from certain loans and investments. Management believes this measure to be the preferred industry measurement of net interest income and provides a relevant comparison between taxable and nontaxable investments.

Net interest income (GAAP basis)	$485,792	$454,692	$166,069	$161,410	$158,313	$162,434	$159,242
Taxable-equivalent adjustment	5,524	5,014	1,847	1,844	1,833	1,833	1,781
Net interest income - taxable equivalent	$491,316	$459,706	$167,916	$163,254	$160,146	$164,267	$161,023

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

Return on average equity (GAAP basis)	12.50%	13.09%	12.12%	12.70%	12.69%	13.44%	12.92%
Impact of excluding average intangible assets and amortization	6.03	6.20	5.75	6.10	6.28	6.82	6.70
Return on average tangible equity	18.53%	19.29%	17.87%	18.80%	18.97%	20.26%	19.62%

Average equity to average assets (GAAP basis)	13.68%	13.47%	13.54%	13.75%	13.76%	13.59%	13.57%
Impact of excluding average intangible assets and amortization	(3.85)	(3.74)	(3.75)	(3.87)	(3.95)	(3.98)	(4.04)
Average tangible equity to average tangible assets	9.83%	9.73%	9.79%	9.88%	9.81%	9.61%	9.53%

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

Efficiency ratio (GAAP basis)	48.59%	48.77%	49.38%	48.05%	48.34%	47.87%	48.36%
Impact of excluding:
Securities gains and (losses)	0.02	0.03	0.05	—	—	(0.01)	—
Gains/(losses) on sales of premises	0.01	0.33	—	0.01	0.02	—	(0.05)
Amortization of deposit intangibles	(0.70)	(0.66)	(0.74)	(0.66)	(0.68)	(0.66)	(0.65)
Amortization of other intangibles	(0.35)	(0.35)	(0.37)	(0.32)	(0.38)	(0.35)	(0.34)
Restructuring charges	—	—	—	—	—	—	—
Merger-related expenses	(0.10)	(0.18)	(0.30)	—	—	(0.16)	(0.33)
Cash operating efficiency ratio	47.47%	47.94%	48.02%	47.08%	47.30%	46.69%	46.99%

(4) Bankshares presents cash operating earnings in order to assess its core operating results.

Net income (GAAP basis)	$215,424	$201,456	$71,573	$73,092	$70,759	$74,863	$70,956
Less: Securities (gains) and losses, net of tax	(124)	(277)	(132)	—	8	32	19
(Gains)/losses on sales of premises, net of tax	(62)	(2,624)	—	(14)	(48)	—	117
Plus: Amortization of deposit intangibles, net of tax	2,813	2,593	1,015	899	899	899	892
Amortization of other intangibles, net of tax	1,457	1,326	510	440	507	486	458
Restructuring charges, net of tax	—	—	—	—	—	—	—
Merger-related expenses, net of tax	411	661	411	—	—	216	449
Cash operating earnings	$219,919	$203,135	$73,377	$74,417	$72,125	$76,496	$72,891

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Information responsive to this item as of December 31, 2005 appears under the caption “Asset/Liability and Market Risk Management” of Bankshares’ Form 10-K for the year ended December 31, 2005. There was no material change in such information as of September 30, 2006.

Item 4. Controls and Procedures

As of September 30, 2006, Bankshares’ management, under the supervision and with the participation of Bankshares’ principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, (as that term is defined in Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Securities and Exchange Act of 1934, as amended. Based on the evaluation, the principal executive officer and principal financial officer concluded that Bankshares’ disclosure controls and procedures are effective. There were no significant changes in Bankshares’ internal controls over financial reporting during the quarter.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A. Risk Factors

There has been no material change in the risk factors previously disclosed under Item 1A. of Bankshares’ 2005 Form 10-K.

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

Mercantile Bankshares Corporation
(Registrant)

October 30, 2006	/s/ Edward J. Kelly, III
Date	By: Edward J. Kelly, III
Chairman of the Board,
President and Chief Executive Officer

October 30, 2006	/s/ Terry L. Troupe
Date	By: Terry L. Troupe
Executive Vice President and
Chief Financial Officer

October 30, 2006	/s/ William T. Skinner, Jr.
Date	By: William T. Skinner, Jr.
Controller