Form 10-K
period 2006-12-31
MERCANTILE BANKSHARES CORP
filed 2007-03-01
CIK 64908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

(410) 237-5900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($2 par value per share)	The Nasdaq Stock Market, Inc.
Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  ☒      Accelerated filer  ☐     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

At June 30, 2006, the last business day of registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of common stock held by non-affiliates of registrant (1) (including fiduciary accounts administered by affiliates) was approximately $4.3 billion based on the last sale price on the Nasdaq National Market on June 30, 2006.

As of February 16, 2007, there were 125,730,716 shares of common stock outstanding.

(1) Excludes 2,119,115 shares of common stock held by directors, executive officers, and shares held in fiduciary accounts by the Registrant and subsidiaries of the registrant with discretionary power to vote or dispose of such shares as of June 30, 2006.  Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

2006 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS.

General

Mercantile Bankshares Corporation, with $17.7 billion in assets at year-end December 31, 2006, is a regional multibank holding company with headquarters in Baltimore, Maryland.  It is comprised of 11 banks (the “Banks”) and a mortgage banking company.  Eight banks are headquartered in Maryland, two are in Virginia and one is in Delaware.  At December 31, 2006, Bankshares’ largest bank, Mercantile-Safe Deposit and Trust Company (“MSD&T”), represented approximately 46% of total assets and operated 36 offices in Maryland, 21 in Virginia, 2 in Washington, D.C. and one in Pennsylvania.  MSD&T provides nearly all of Bankshares’ substantial wealth management operations and specialized corporate banking services.  Mercantile Bankshares Corporation was incorporated under the laws of Maryland on May 27, 1969.  Mercantile Bankshares Corporation along with its consolidated subsidiaries is referred to in this report as “Bankshares,” “we” or “Registrant.”

On October 8, 2006, Bankshares entered into an Agreement and Plan of Merger with The PNC Financial Services Group, Inc. (“PNC”) pursuant to which Bankshares will merge with and into PNC, with PNC as the surviving corporation in the merger.  When the merger is completed, Bankshares’ stockholders will receive a combination of PNC common stock and cash in exchange for their Bankshares common stock.  Each share of Bankshares common stock will be converted into the right to receive 0.4184 of a share of PNC common stock (including the related preferred stock purchase rights under PNC’s May 2000 Rights Agreement) and $16.45 in cash, without interest.  Under the formula set forth in the merger agreement, an aggregate of up to approximately 54.2 million shares of PNC common stock (and an equal number of related rights) may be issued and $2.13 billion paid in the merger.  This merger was approved by Bankshares’ stockholders on February 27, 2007 and received substantially all of the required regulatory approvals.  The merger is currently expected to close in March of 2007.  Pending the merger, Bankshares must comply with the covenants contained in the merger agreement, but is generally continuing to operate in the ordinary course of business.

Bankshares emphasizes long-term customer relationships founded on value-added service and focuses on those traditional services it performs well.  This emphasis on relationship banking makes moderate-sized and family-owned businesses a particularly important market for Bankshares’ affiliate banks.  Relationship-oriented banking is carried out through all our community banks, each of which has its own name, management, board of directors and historical ties to the families, businesses and institutions that make up its community.  At the same time, community banks, through their association with Bankshares, are able to offer the more sophisticated services and financial strength of a major banking organization, as well as the conveniences of online banking and a large network of banking offices and ATMs.

As a matter of policy, Bankshares’ affiliates lend almost exclusively within their market areas.  Primary corporate objectives are to maintain capital strength, to achieve superior profitability and strong asset quality and to avoid undue risk. We believe that growth is a by-product of meeting these objectives.

On July 17, 2006, Bankshares completed its acquisition of James Monroe Bancorp, Inc. (“James Monroe”), a bank headquartered in Arlington, Virginia.  Subsequent to its acquisition, James Monroe was merged into MSD&T.  James Monroe operated six full-service branches and one loan production office in Northern Virginia and suburban Washington, D.C. at the time of the acquisition.  The total consideration paid to James Monroe shareholders in connection with the acquisition was $71.4 million in cash and 1.8 million shares of Bankshares’ common stock.  The results of James Monroe’s operations have been included in Bankshares’ results subsequent to July 17, 2006.  The assets and liabilities of James Monroe were recorded on the consolidated balance sheet at their respective fair values.  The transaction resulted in an increase in total assets of $552 million, including $414 million in gross loans, and liabilities assumed of $507 million, including $434 million of total deposits.

Affiliate Bank Network

Bankshares directly owns all of the outstanding stock of the Banks and directly or indirectly owns all of the outstanding stock of certain other affiliates.  The principal components of our banking and nonbanking network are listed below.

Lead Bank and Affiliates

Mercantile-Safe Deposit and Trust Company

Mercantile Mortgage Corporation (“MMC”)

Mercantile Mortgage, LLC (49.9% owned by MMC)

West River LLC

HarborPoint Capital, GP LLC

HarborPoint Capital LP (74% owned by MMC)

Mercantile Brokerage Services Holdings, LLC

Mercantile Brokerage Services, Inc.

Mercantile Capital Advisors, Inc.

Mercantile/Cleveland, LLC

Boyd Watterson Asset Management, LLC

MBC Agency, Inc.

Mercantile Life Insurance Company

Mercantile Real Estate Advisors, Inc.

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

For purposes of segment reporting, two operating components have been identified:  Banking Services and Investment & Wealth Management.  For segment reporting information, see Note No. 16 - Segment Reporting in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report.  Also, see information under the heading “Segment Reporting” in the sections captioned “Analysis of Operating Results for 2006 to 2005” and “Review of Earnings and Balance Sheet for 2005 to 2004,” in Item 7 of this Annual Report.

Banking Services

Retail Banking

The Banks offer numerous services to meet the checking, savings, investment and credit needs of individuals in their communities.  Retail banking services include checking, savings and money market accounts, Individual Retirement Accounts and time deposits.  The Banks offer home equity loans and lines of credit, installment loans and lines of credit, and equipment and transportation (auto, marine, recreational vehicles, aircraft) loans to meet a variety of borrowing needs.

Through the affiliate bank network, customers have no-fee access to their accounts at 255 Mercantile BANKING TWENTY-FOURSM ATMs, and they can perform many routine transactions at any of the 240 affiliate-banking offices.  For added convenience, substantially all of Bankshares’ affiliates provide customers with toll-free telephone access to a centralized Customer Service Center and a voice-response account information system.  BANKING TWENTY-FOUR ONLINE® enables customers to access their personal accounts online to pay bills, verify account balances, track recent account activity and perform selected transactions.  BANKING TWENTY-FOUR ONLINE offers sole proprietors similar capabilities specifically tailored to meet small business needs.

Small Business Banking

The Banks offer numerous services to meet the deposit, credit and service needs of businesses with annual revenues up to $3.0 million or credit needs up to $750 thousand.  Each Bank works closely with customers to provide cash management services and extend credit for such purposes as receivables and inventory financing, equipment leases and real estate financing.  Where appropriate, the Banks employ government guarantee programs, such as those available from the Small Business Administration.

Commercial Banking

Commercial banking services include commercial deposit, lending and commercial real estate solutions provided to businesses with annual revenues between $4 million and $50 million.

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

In addition to extending credit to businesses in its own market area, MSD&T works in collaboration with other bank affiliates when their customers’ credit needs exceed the affiliate bank’s lending limit or when there is a more specialized commercial banking need.  To supplement traditional credit products, the Banks offer capital market products such as municipal bond underwriting, interest rate risk management and financial advisory services through the MSD&T Capital Markets Group.

These services include underwriting and remarketing tax-exempt and taxable municipal variable-rate demand bonds for nonprofit organizations such as senior living and health care providers, private schools, health and social welfare organizations and cultural institutions.  By working directly with borrowers, we can evaluate and recommend financing and interest rate risk- management strategies, which include interest rate swaps, caps and collars.

Mortgage Banking

Residential mortgages are provided through Mercantile Mortgage, LLC, a joint venture between Mercantile Mortgage Corporation (“Mercantile Mortgage”), a subsidiary of MSD&T, and Wells Fargo Ventures, LLC.  Through Mercantile Mortgage a wide variety of competitively priced fixed and variable-rate products are available, including jumbo loans.  Residential mortgage loans also are available through the Banks.  Mercantile Mortgage also makes loans for land acquisition, development and construction of single-family and multifamily housing.

Risks associated with residential mortgage lending include interest rate risk, which is mitigated through the sale of the majority of all conforming fixed-rate loans, and default risk by the borrower, which is mitigated through underwriting procedures and credit quality standards, among other things.

Permanent financing for multifamily projects nationwide is provided through HarborPoint Capital, LP, a joint venture, the majority of which is owned by Mercantile Mortgage.  HarborPoint Capital, LP, headquartered in Dallas, Texas, is one of the nation’s few Fannie Mae DUS™ (Delegated Underwriting and Servicing) lenders.

Insurance Products

Keller Stonebraker Insurance, Inc., an independent, wholly owned subsidiary of Farmers & Mechanics Bank, arranges a full line of consumer insurance products through offices in Hagerstown and Cumberland, Maryland, and Keyser, West Virginia.  Consumer insurance products include annuities, homeowners, automobile, life and personal umbrellas.

Potomac Basin Group Associates, Inc. operates as an independent, wholly owned subsidiary of Farmers & Mechanics Bank.  It is an independent insurance agency specializing in corporate employee benefit plans through its offices in Beltsville and Ellicott City, Maryland.  Potomac Basin provides commercial products that include property and casualty packages, workers’ compensation, professional liability and umbrella coverage, bonds and 401(k) and other benefit plans.

MBC Agency, Inc. provides as agent, under group policies, credit life insurance in connection with extensions of credit by the Banks.  Mercantile Life Insurance Company reinsures the insurance provided by MBC Agency, Inc.

Investment and Wealth Management Services

Bankshares offers investment and wealth management services through the Investment & Wealth Management division (“IWM”) of MSD&T.  IWM continues to build on a more than 140-year tradition of providing investment and wealth management services to private individuals, families and institutions.

Today, Bankshares provides a range of wealth management services.  IWM has risk management and asset allocation analyses to complement the investment advice we offer.  An open architecture platform enables Bankshares to offer an array of proprietary investment products and carefully selected outside managers in a range of asset classes, including equity, fixed-income and alternative investment products.  Bankshares’ investment platform provides a range of investment vehicles, from separate account management to mutual funds.  Investment and wealth management services are available through professional advisors at MSD&T, through the affiliate bank network and through Baltimore-based Mercantile Brokerage Services, Inc. (“MBSI”).  Asset allocation and risk management capabilities, coupled with a range of proprietary and nonproprietary investment alternatives and investment vehicles, enable Bankshares to provide high quality, advice-driven, risk-managed solutions to meet clients’ investment objectives.  At December 31, 2006, Bankshares had $21.1 billion of discretionary assets under management and $43.3 billion in assets under administration.

Retail Brokerage Services

Mercantile Brokerage Services, Inc., a general securities broker-dealer, offers full-service, discount and online brokerage capabilities and account services.  Our customers can choose from investments in stocks, bonds, proprietary and nonproprietary mutual funds, and fixed or variable annuities.

Private Wealth Management Services

When managing a client’s assets as part of an investment management or trustee relationship, Bankshares focuses on consistent investment performance and an asset allocation that is individually designed to meet each client’s risk/return parameters and investment objectives.  Professional advisors, working in partnership with our clients, provide access to proprietary and third-party separate account management, the family of Mercantile Funds, nonproprietary mutual funds and a variety of alternative investments.  In addition, IWM provides a range of sophisticated fiduciary and client administrative services, including trust administration, protection and continuity of trust structures, estate settlement, estate advice and planning, tax advice and planning and charitable giving programs.  IWM also acts in a custodial capacity for its clients, providing safekeeping of assets, transaction execution, income collection, preparation of tax returns and recordkeeping.

IWM also specializes in services designed to meet the unique needs of families with substantial wealth.  We provide a full range of services required to manage seamlessly our client’s complex, multigenerational financial circumstances.  We also provide guidance in more sophisticated investment strategies, incorporating nontraditional asset classes such as private equity, real estate and hedge funds.

Private Banking Services

The Private Banking Group provides one point of contact for its clients’ deposit, investment and credit needs, ensuring that these services are delivered within an overall asset management plan.  Private bankers can coordinate cash flows; arrange investment of short- and long-term funds; and structure credit arrangements to meet short- to long-term needs.

Institutional Investment Management

Bankshares, through IWM and Boyd Watterson Asset Management, LLC, works to provide businesses and charitable organizations with investment management and administrative services for their employee retirement plans, profit sharing plans and endowments.  Clients include state and local government entities, unions, charitable organizations and military institutions.  IWM also can help nonprofit organizations, such as charitable and philanthropic groups, with annual giving and capital campaigns, pooled income funds, gift annuities and charitable remainder trusts.  Bankshares offers corporations 401(k) programs tailored to their specific needs.

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

Managed by Mercantile Capital Advisors, Inc., an affiliate of MSD&T, Mercantile Funds utilize an investment foundation based on risk management, in-depth fundamental research and a product line designed to meet clients’ needs.

Real Estate

IWM founded Mercantile Real Estate Advisors, Inc. in 2006 to expand its longstanding commercial real estate investment and management services to Taft-Hartley pension funds.  On behalf of its clients, Mercantile directly invests in properties across the country.

Private Equity

Bankshares, in partnership with MSD&T, began a focused private equity investment initiative in 2000 with two objectives: (1) provide an alternative method of funding to develop additional long-term client relationships with emerging companies in Bankshares’ market area and (2) provide an alternative use of capital to generate long-term returns.  The primary investments are private equity limited partnerships located, or seeking investment opportunities, within Bankshares’ geographic trade area and, to a lesser extent, direct investments in privately held companies within the region.  The private equity funds include small- and middle-market buyout funds, mezzanine funds and late-stage venture funds in which the target investments of the funds are or have the potential to become Bankshares’ customers.  For more information on private equity investments, see Notes No. 1, 6 and 10 in Notes to Consolidated Financial Statements.

Statistical Information

The statistical information required in this Item 1 is set forth in Items 6, 7 and 8 of this Annual Report on Form 10-K, as follows.

	Disclosure Required by Guide 3	Reference to Caption in Item 6 or 7, or Note in Item 8

(I)	Distribution of Assets, Liabilities and Stockholders Equity; Interest Rates and	Analysis of Interest Rates and Interest Differentials (Item 7)
	Interest Differentials	Rate/Volume Analysis (Item 7)
Nonperforming Assets (Item 7)

(II)	Investment Portfolio	Bond Investment Portfolio (Item 7)
Notes to Consolidated Financial Statements, Note No. 3 - Investment Securities

(III)	Loan Portfolio	Year-End Loan Data (Item 6)
Loan Maturity Schedule (Item 7)
Interest Rate Risk (Item 7)
Nonperforming Assets (Item 7)

(IV)	Summary of Loan Loss Experience	Allowance for Loan Losses (Item 7)
Credit Risk Analysis (Item 7)
Allocation of Allowance for Loan Losses (Item 7)

(V)	Deposits	Analysis of Interest Rates and Interest Differentials (Item 7)
Notes to Consolidated Financial Statements, Note No. 7 - Deposits

(VI)	Return on Equity and Assets	Return on Equity and Assets (Item 6)
(VII)	Short-Term Borrowings	Notes to Consolidated Financial Statements, Note No. 8 - Short-Term Borrowings

Employees

At February 16, 2007, Bankshares and its affiliates had approximately 3,519 employees.

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

The Banks ranged in asset size from approximately $200 million to $8 billion, at December 31, 2006.  They face competition in their own local service areas as well as from the larger competitors mentioned above.

Supervision and Regulation

Bankshares and the Banks
Bankshares, as a registered bank holding company, is subject to regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and is required to file with the Federal Reserve Board quarterly and annual reports and such additional information as the Federal Reserve Board may require pursuant to the BHC Act.  Among other provisions, the BHC Act and regulations promulgated thereunder require prior approval of the Federal Reserve Board of the acquisition by Bankshares of more than five percent of any class of the voting shares of any bank holding company, bank or savings association.

Capital Adequacy.  The Banks include seven banks chartered by the state of Maryland (two of which are members of the Federal Reserve System), a Delaware-chartered bank, and three national banks (additional information about the chartering of the Banks is contained in The Banks, below).  The Federal Reserve Board, regulator of bank holding companies and state-chartered banks that are members of the Federal Reserve System; the Office of the Comptroller of the Currency (the “OCC”), the federal regulator of national banks; and the Federal Deposit Insurance Corporation (the “FDIC”), federal regulator of state-chartered banks that are not members of the Federal Reserve System and insurer of the deposits of all U.S. commercial banks, have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations.  In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth.

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

The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures.  Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized.  Under the regulations, a “well capitalized” institution must have a Tier 1 risk-based capital ratio of at least six percent, a total risk-based capital ratio of at least ten percent and a leverage ratio of at least five percent and not be subject to a capital directive order.  As of December 31, 2006, the most recent notification from the primary regulators for each of Bankshares’ subsidiary banks categorized them as “well capitalized” under the prompt corrective action regulations.

Changes to the risk-based capital regime for banking organizations are proposed or implemented from time to time. The minimum risk-based capital requirements that are currently in effect for U.S. banking organizations follow the Capital Accord issued in 1988 by the Basel Committee on Banking Supervision, which is comprised of bank supervisors and central banks from the major industrialized countries, including the United States.  The Basel Committee issued a proposed replacement for the 1988 Capital Accord in 2001 (“Basel II”), and work has continued on the details of Basel II and the timing of its implementation since that time.  In the United States, the Basel II framework will only apply to the largest financial institutions.  Following the approval of the Accord, non-Basel II institutions expressed concern that the larger banking organizations would gain unfair advantage through the potentially reduced capital requirements that could be possible under the new framework.  In addition, the regulators recognized that the existing capital system applicable to smaller banks could be improved to better differentiate risk within asset classes.  Therefore, in December 2006, the four federal banking agencies designed a proposal known as Basel I-A to address both of these concerns. The final form of Basel I-A, the timing of its implementation and the impact it might have on Bankshares and its subsidiaries cannot be determined at this time.  Additional information regarding capital requirements for bank holding companies and tables reflecting Bankshares’ regulatory capital position at December 31, 2006 is in Note No. 11 - Shareholders’ Equity of Notes to the Consolidated Financial Statements in Item 8 of this Annual Report.

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

As a result of the functional regulation imposed by the GLB Act, the Banks have moved certain securities activities that have become subject to Securities and Exchange Commission regulation into separate securities subsidiaries or affiliates.  For example, MSD&T has two subsidiaries that engage in securities activities:  Mercantile Capital Advisors, Inc., a registered investment adviser that advises the Mercantile family of mutual funds and certain other institutional accounts; and Mercantile Brokerage Services, Inc., a registered broker-dealer that facilitates the purchase of shares of mutual funds by bank customers and may engage in certain other activities in the future.

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

The Fair Credit Reporting Act and the Fair and Accurate Transactions Act of 2003.  The Fair Credit Reporting Act (“FCRA”), among other provisions, restricts any bank from sharing with its affiliates certain information relating to its individual customers’ creditworthiness and certain other matters with various exceptions.   FCRA preempts state laws that purport to restrict further such information sharing among affiliated institutions.  The Fair and Accurate Transactions Act of 2003 (the “FACT Act”), which was signed into law on December 4, 2003, amended FCRA in various respects, including to enhance the ability of consumers to combat identity theft, increase the accuracy of consumer credit reports, and allow consumers to exercise greater control over the type and amount of marketing solicitations that they receive.  The new marketing restrictions, with some exceptions, would prevent banks from using certain information received from an affiliate for marketing to a consumer unless the consumer was given notice and an opportunity to opt out.  The FACT Act also restricts the sharing of certain types of consumer medical information among affiliates.  These new restrictions on sharing or using information shared among affiliates must be implemented by regulations, which were issued for public comment.  Certain provisions are currently effective while other provisions have been issued, but have not yet been finalized.  More generally, the Federal Reserve Board and the Federal Trade Commission issued joint final rules establishing December 1, 2004 as the effective date for many of the provisions of the FACT.

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

The Banks

All the Banks, with the exception of The Citizens National Bank, The National Bank of Fredericksburg, Marshall National Bank and Trust Company and Mercantile Peninsula Bank are Maryland banks, subject to the banking laws of Maryland and to regulations issued by the Commissioner of Financial Regulation of the Maryland, Department of Labor Licensing and Regulation who is required by statute to make at least one examination in each calendar year (or at 18-month intervals if the Commissioner determines that an examination is unnecessary in a particular calendar year).  Their deposits are insured by, and they are subject to certain provisions of federal law and regulations and examination by, the FDIC.

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

Cautionary Statement

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of and pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  A forward-looking statement encompasses any estimate, prediction, opinion or statement of belief contained in this report and the underlying management assumptions.  These “forward-looking statements” include such words as “believes,” “expects,” “anticipates,” “intends,” “outlook,” “estimate,” “forecast,” “project” and similar expressions.  Examples of forward-looking statements in this Annual Report on Form 10-K are statements concerning competitive conditions, effects of monetary policy, the potential impact of legislation, identification of trends, loan growth, customer borrowing trends, anticipated levels of interest rates, business strategies and services, continuation or development of specified lending and other activities, credit quality, predictions or assessments related to the determination and adequacy of loan loss allowances, monitored loans, internal controls, tax accounting, importance and effects of capital levels, effects of asset sensitivity and interest rates, earnings simulation model projections, efforts to mitigate market and liquidity risks, dividend payments and impact of Financial Accounting Standards Board (“FASB”) pronouncements.  These statements are based on current expectations and assessments of potential developments affecting market conditions, interest rates and other economic conditions, and results may ultimately vary from the statements made in this report.  The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: (1) the interest rate environment may further compress margins and adversely affect net interest income; (2) results may be adversely affected by continued diversification of assets and adverse changes in credit quality; (3) economic slowdown could adversely affect credit quality and loan originations; (4) loan growth may not improve to a degree that would help offset continuing pressure on net interest margin; (5) adverse governmental or regulatory policies may be enacted; (6) declines in equity and bond markets may adversely affect IWM revenues; (7) the inability to manage adequately the spread between yields on earning assets and cost of funds could adversely affect results; (8) the merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events; and (9) the integration of Bankshares’ business and operations with those of PNC may take longer than anticipated, may be more costly than anticipated and may have unanticipated adverse results relating to Bankshares’ or PNC’s existing businesses.

Website Access to Information

Bankshares’ annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports may be accessed through Bankshares’ website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.  Bankshares’ website is www.mercantile.com.

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

Bankshares’ Allowance for Possible Loan Losses and Reserve for Unfunded Commitments May Be Insufficient

In an attempt to provide for losses inherent in the loan portfolio, we estimate an allowance for loan and lease losses and reserve for unfunded commitments based on, among other things, national and regional economic conditions, historical loss experience and delinquency trends.  However, we cannot predict loan and lease losses with certainty, and we cannot assure you that charge-offs in future periods will not exceed the allowance for loan and lease losses and reserve for unfunded commitments.  If our allowance for loan and lease losses and reserve for unfunded commitments were not sufficient to cover actual loan and lease losses, our earnings would decrease.  In addition, regulatory agencies, as an integral part of their examination process, review our allowance for loan and lease losses and reserve for unfunded commitments and may require additions to the allowance and/or the reserve based on their judgment about information available to them at the time of their examination.  Factors that require an increase in our allowance for loan and lease losses and reserve for unfunded commitments could reduce our earnings.

Bankshares Operates in a Highly Competitive Industry and Market Area

Bankshares faces substantial competition in all areas of its operations from a variety of competitors, many of which are larger and may have more financial resources.  Such competitors primarily include national, regional, and community banks within the various markets in which Bankshares operates.  Bankshares also faces competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries.  The financial services industry could become even more competitive resulting from legislative, regulatory and technological changes and continued consolidation.  Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking.  Additionally, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic funds transfer and automatic payment systems.  Many of Bankshares’ competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than Bankshares can. Bankshares’ ability to compete successfully depends on a number of factors, including, among other things:

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

Bankshares May Not Be Able to Retain Skilled Personnel in Anticipation of the Planned Merger with PNC

Individual employees may experience uncertainty about their post-merger roles with PNC.  Issues relating to the uncertainty and difficulty of integration or a desire not to remain with PNC after the merger may cause them to voluntarily leave Bankshares for other career opportunities.  Loss of significant numbers of employees, or employees in key positions, could have a detrimental impact on Bankshares’ ability to carry on certain routine business activities.  There are no assurances that Bankshares will be able to find adequate replacements if they do depart.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

There were no unresolved staff comments as of December 31, 2006.

ITEM 2. PROPERTIES.

The main offices of Bankshares and MSD&T are located in a 21-story building at Two Hopkins Plaza in Baltimore, Maryland. Pursuant to a lease agreement, effective as of December 13, 2004, MSD&T agreed to lease up to approximately 179,000 square feet of prime office space and approximately 27,000 square feet of back-office and storage space at Two Hopkins Plaza, for a term of ten years.  At December 31, 2006, MSD&T and Bankshares occupied approximately 206,000 square feet.  The lease agreement contains two five-year renewal options.  The lease agreement requires aggregate annual rent of approximately $4.0 million in 2006.  At December 31, 2006, Bankshares also occupied approximately 132,000 square feet of space in a building located in Linthicum, Maryland, in which its operations and certain other departments are located, and a 7,000 square foot call center facility in Federalsburg, Maryland.  The Linthicum and Federalsburg properties are owned by Bankshares.  Of the 240 banking offices, 110 are owned in fee, 33 are owned subject to ground leases and 97 are leased, with aggregate annual rentals, not including the branch located at Two Hopkins Plaza, of approximately $13.9 million as of December 31, 2006.

ITEM 3. LEGAL PROCEEDINGS.

Between 2001 and 2003, on behalf of either individual plaintiffs or a putative class of plaintiffs, eight separate actions were filed in state and federal court against Community Bank of Northern Virginia (“CBNV”) and other defendants challenging the validity of second mortgage loans the defendants made to the plaintiffs.  All of the cases were either filed in, or removed to, the federal district court for the Western District of Pennsylvania.  In June 2003, the parties to the various actions informed the court that they had reached an agreement in principle to settle the various actions.  On July 17, 2003, the court conditionally certified a class for settlement purposes, preliminarily approved the class settlement, and directed the issuance of notice to the class.

Thereafter, certain plaintiffs who had initially opted out of the proposed settlement and other objectors challenged the validity of the settlement in the district court.  The district court denied their arguments and approved the settlement.  These “opt out” plaintiffs and other objectors appealed the district court’s approval of the settlement to the Third Circuit Court of Appeals.

In August 2005, the Third Circuit reversed the district court’s approval of the settlement and remanded the case to the district court with instructions to consider and address certain specific issues when re-evaluating the settlement.  In July 2006, the settling parties modified the original settlement agreement and submitted the modified settlement agreement to the District Court.  See Note No. 10 - Commitments and Contingencies in Notes to the Consolidated Financial Statements.  Certain individuals who were excluded from the settlement class have filed two actions on behalf of a putative class of plaintiffs alleging claims similar to those raised in the initial filing.  These actions were later consolidated in the Western District of Pennsylvania.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the fourth quarter of the fiscal year covered by this Report to a vote of security holders, which is required to be disclosed pursuant to the instructions contained in the form for this Report.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

For information regarding market prices, dividends on Bankshares common stock, and the number of Bankshares’ stockholders, see the information set forth under the captions “Dividends” and “Recent Common Stock Prices” in Item 7 of this Annual Report.

Comparison of Five-Year Cumulative Total Return
The following line graph compares cumulative total stockholder return on our common stock with the Standard & Poor’s 500 Index and the Standard & Poor’s Banks Composite Index for the period December 31, 2001 through December 31, 2006.  The graph assumes $100 invested at the closing price on December 31, 2001 and the reinvestment of all dividends.

	2001	2002	2003	2004	2005	2006
Bankshares	$100.00	$92.37	$112.68	$132.91	$147.78	$188.94
S&P 500	100.00	77.90	100.25	111.15	116.61	135.03
S&P Banks Composite Index	100.00	98.97	129.45	148.81	151.11	174.74

	2002	2003	2004	2005	2006
Bankshares	-7.63%	21.99%	17.95%	11.19%	27.85%
S&P 500	-22.10%	28.68%	10.88%	4.91%	15.79%
S&P Banks Composite Index*	-1.03%	30.80%	14.95%	1.55%	15.64%

*S5CBNK Index TRA on Bloomberg

ITEM 6. SELECTED FINANCIAL DATA.

The following selected financial data for 2006, 2005, 2004, 2003 and 2002 is qualified in its entirety by, and should be read in conjunction with the more detailed information contained in, the Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K.

Five-Year Selected Financial Data

Years Ended December 31,
(Dollars in thousands, except per share data)	2006	2005	2004	2003	2002
OPERATING RESULTS
Net interest income	$655,787	$617,126	$545,781	$472,349	$441,035
Net interest income - taxable equivalent	663,158	623,973	552,525	479,109	447,228
Provision for credit losses	—	1,576	7,221	12,105	16,378
Noninterest income	254,734	243,120	213,929	183,572	144,519
Noninterest expense	457,389	420,821	391,958	337,447	272,608
Net income	288,286	276,319	229,407	196,814	190,238

PER COMMON SHARE DATA (1)
Basic net income	$2.32	$2.28	$1.93	$1.80	$1.82
Diluted net income	2.30	2.26	1.92	1.79	1.81
Dividends paid	1.10	0.99	0.92	0.86	0.79
Book value at period end	19.25	17.81	16.12	15.39	12.83
Market value at period end	46.79	37.63	34.80	30.39	25.73
Market range:
High	47.39	40.09	35.39	30.63	30.24
Low	34.29	32.27	26.87	20.11	21.38

BALANCE SHEET DATA AT PERIOD END
Total loans	$12,792,733	$11,607,845	$10,228,433	$9,272,160	$7,312,027
Total investment securities	3,123,552	3,106,287	2,928,870	3,070,645	2,550,491
Total assets	17,716,025	16,421,729	14,425,690	13,695,472	10,790,376
Total deposits	12,773,891	12,077,350	10,799,199	10,262,553	8,260,940
Shareholders’ equity	2,417,166	2,194,722	1,917,683	1,841,441	1,324,358

PROFITABILITY RATIOS
Return on average assets	1.69%	1.78%	1.64%	1.64%	1.88%
Return on average equity	12.31	13.18	12.26	13.15	15.12
Return on average tangible equity	18.40	19.54	18.00	16.55	16.69
Net interest rate spread - taxable equivalent	3.48	3.88	3.99	3.92	4.05
Net interest margin on earning assets - taxable equivalent	4.31	4.44	4.35	4.32	4.65
Efficiency ratio	49.83	48.53	51.14	50.92	46.07
Cash operating efficiency ratio	47.32	47.61	49.63	49.52	45.80

CAPITAL RATIOS
Average equity to average assets	13.75%	13.51%	13.38%	12.51%	12.43%
Average tangible equity to average tangible assets	9.82	9.70	9.70	10.34	11.45
Dividend payout ratio (1)	47.41	43.42	47.67	47.78	43.41
Risk-based capital:
Tier 1 capital ratio	12.02	11.82	12.33	12.46	15.00
Total capital ratio	15.31	15.37	16.23	16.63	16.29
Leverage ratio	10.04	9.81	10.02	9.60	11.20

Bank offices	240	240	226	227	185
Employees	3,544	3,606	3,479	3,565	2,885

CREDIT QUALITY DATA AT PERIOD END
Net charge-offs	$815	$991	$13,556	$8,574	$19,240
Nonaccrual loans	30,960	22,565	30,898	50,352	33,371
Other real estate owned, net	1,405	667	212	191	132
Total nonperforming assets	32,365	23,232	31,110	50,543	33,503

CREDIT QUALITY RATIOS
Net charge-offs as a percent of period-end loans	0.01%	0.01%	0.13%	0.09%	0.26%
Allowance for loan losses as a percent of period-end loans	1.12	1.35	1.46	1.68	1.90
Allowance for loan losses as a percent of nonperforming loans	461.98	694.32	482.24	308.50	415.33
Nonperforming assets as a percent of period-end loans and other real estate owned	0.25	0.20	0.30	0.55	0.46

(1)  On January 10, 2006, Bankshares announced a three-for-two stock split on its common stock.  Per share amounts and other applicable information have been adjusted to give effect to the split.

Five-Year Summary of Consolidated Income

Years Ended December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002
INTEREST INCOME
Interest and fees on loans	$863,563	$700,832	$546,531	$472,943	$468,678
Interest on securities	132,115	112,769	111,003	113,254	112,091
Other interest income	3,044	2,436	1,503	3,397	4,848
Total interest income	998,722	816,037	659,037	589,594	585,617
INTEREST EXPENSE
Interest on deposits	251,118	139,917	83,403	93,190	122,569
Interest on short-term borrowings	55,100	26,266	7,844	5,604	11,259
Interest on long-term debt	36,717	32,728	22,009	18,451	10,754
Total interest expense	342,935	198,911	113,256	117,245	144,582
NET INTEREST INCOME	655,787	617,126	545,781	472,349	441,035
Provision for credit losses	—	1,576	7,221	12,105	16,378
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	655,787	615,550	538,560	460,244	424,657
NONINTEREST INCOME
Investment and wealth management	110,879	95,756	90,050	78,933	68,435
Service charges on deposit accounts	46,339	43,885	44,263	39,194	33,539
Other income	97,516	103,479	79,616	65,445	42,545
Total noninterest income	254,734	243,120	213,929	183,572	144,519
NONINTEREST EXPENSES
Salaries and employee benefits	261,926	246,397	232,297	198,043	165,371
Net occupancy and equipment expenses	66,228	60,255	55,746	52,366	40,368
Other expenses	129,235	114,169	103,915	87,038	66,869
Total noninterest expenses	457,389	420,821	391,958	337,447	272,608
Income before income taxes	453,132	437,849	360,531	306,369	296,568
Provision for income taxes	164,846	161,530	131,124	109,555	106,330
NET INCOME	$288,286	$276,319	$229,407	$196,814	$190,238

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

I. OVERVIEW

Mercantile Bankshares Corporation (“Bankshares”) is a regional multibank holding company headquartered in Baltimore, Maryland.  At December 31, 2006, Bankshares had $17.7 billion in assets, $12.8 billion in loans and $12.8 billion in deposits.  It is the largest bank holding company headquartered in the state of Maryland.  The two principal lines of business are Banking and Investment & Wealth Management (“IWM”), delivered through the lead bank, Mercantile-Safe Deposit and Trust Company (“MSD&T”), and 10 affiliated banks.  See Segment Reporting in “II. ANALYSIS OF OPERATING RESULTS FOR 2006 TO 2005” in this Item 7 for more information.

On October 8, 2006, Bankshares entered into an Agreement and Plan of Merger with The PNC Financial Services Group, Inc. (“PNC”) pursuant to which Bankshares will merge with and into PNC, with PNC as the surviving corporation in the merger.  When the merger is completed, Bankshares’ stockholders will receive a combination of PNC common stock and cash in exchange for their Bankshares common stock.  Each share of Bankshares common stock will be converted into the right to receive 0.4184 of a share of PNC common stock (including the related preferred stock purchase rights under PNC’s May 2000 Rights Agreement) and $16.45 in cash, without interest.  Under the formula set forth in the merger agreement, an aggregate of up to approximately 54.2 million shares of PNC common stock (and an equal number of related rights) may be issued and $2.13 billion paid in the merger.  This merger was approved by Bankshares’ stockholders on February 27, 2007 and received substantially all of the required regulatory approvals.  The merger is currently expected to close in March of 2007.  Pending the merger, Bankshares must comply with the covenants contained in the merger agreement, but is generally continuing to operate in the ordinary course of business.

During the year ended December 31, 2006, Bankshares expensed $13.1 million, or $9.2 million on an after-tax basis, of costs pursuant to the Merger Agreement with PNC.  These expenses were comprised of $6.8 million of investment banker and legal fees and $6.3 million of compensation-related expenses.

On January 10, 2006, Bankshares announced a three-for-two stock split on its common stock, payable in the form of a stock dividend on January 27, 2006 to stockholders of record as of the close of business on January 20, 2006.  Certain share, average share and per share amounts have been adjusted to give effect to the split.

Bankshares recorded its 31st consecutive year of increased net income in 2006.  Net income for Bankshares was $288.3 million for the year ended December 31, 2006, compared with $276.3 million for the year 2005, representing a 4.3% increase.  Diluted net income per common share for 2006 increased by 1.8% to $2.30 compared with $2.26 for 2005.

On July 17, 2006, Bankshares completed its acquisition of James Monroe, a commercial bank headquartered in Arlington, Virginia, which was merged into MSD&T.  The consideration paid to James Monroe shareholders in connection with the acquisition was comprised of $71.4 million in cash and 1.8 million shares of Bankshares’ common stock.  James Monroe transactions have been included in Bankshares’ financial results subsequent to July 17, 2006.  The assets and liabilities of James Monroe were recorded on the consolidated balance sheet at their respective fair values.  The fair values were determined as of July 17, 2006.  The transaction resulted in total assets acquired as of July 17, 2006 of $552 million, including $414 million in loans and liabilities assumed of $507 million, including $434 million in deposits.  Bankshares recorded $95.4 million of goodwill and $7.8 million of core deposit intangible (“CDI”).  CDI is subject to amortization and is being amortized on an accelerated basis.

The Board of Governors of the Federal Reserve System (“Federal Reserve Board”) increased short-term rates by 100 basis points in 2006 and 200 basis points in 2005.  The net interest margin declined 13 basis points to 4.31% for 2006 from 4.44% for 2005, which compares unfavorably with the increase of nine basis points experienced during 2005.  The net interest margin for 2004 was 4.35%.  The 2006 net interest margin decrease was attributable to a 40 basis point decline in the spread between the yield on earnings assets and the cost of interest-bearing liabilities, which was partially offset by a 27 basis point increase in the benefit derived from noninterest-bearing sources of funds.  Competition to gather deposits increased throughout the year and resulted in higher rates paid on these funds and a flat to inverted yield curve adversely affected the net interest spread.  See “Analysis of Interest Rate and Interest Differentials” and the discussions of “Net Interest Income” and “Interest Rate Risk” found in Item 7 of this report.

At December 31, 2006, loans outstanding were $12.8 billion, an increase of 10.2% over the $11.6 billion outstanding at December 31, 2005.  Construction loans at December 31, 2006 were $2.0 billion, an increase of 25.1% from $1.6 billion at December 31, 2005.  Commercial real estate loans were $4.2 billion at December 31, 2006, an increase of 14.5% from $3.7 billion at December 31, 2005.  Residential real estate loans grew by 11.7%.

Total deposits outstanding were $12.8 billion at December 31, 2006, up 5.8% from $12.1 billion outstanding at December 31, 2005.  Average deposit growth was driven primarily by increases in time deposits $100,000 and over, money market and other time deposits, which were up 32.2%, 25.8% and 11.5%, respectively, from the year ended December 31, 2005.  The James Monroe acquisition provided approximately 45.2% of the deposit growth from the year ended December 31, 2005.

Nonperforming loans increased from $22.6 million at December 31, 2005 to $31.0 million at December 31, 2006.  Nonperforming loans as a percent of year-end loans were 0.24% at December 31, 2006.  The allowance for loan losses declined by $13.6 million to $143.0 million for the year ended December 31, 2006 due to the reclassification of a portion of the allowance for loan losses to a reserve for unfunded commitments.

Average shareholders’ equity to average assets was 13.75% for 2006, an increase from 13.51% for 2005.

Bankshares also reports cash operating earnings, defined as “GAAP” (Generally Accepted Accounting Principles) earnings excluding the amortization of intangible assets associated with purchase accounting for business combinations; securities gains and losses; and other significant gains, losses or expenses (such as those associated with integrating acquired entities’ operations into Bankshares and expenses related to the PNC merger) unrelated to Bankshares’ core operations.  We believe these non-GAAP measures provide information useful to investors in understanding our ongoing core business and operational performance trends.  These measures should not be viewed as a substitute for GAAP.  Management believes presentations of financial measures excluding the impact of certain items provide useful supplemental information and better reflect its core operating activities.  In order to arrive at core business operating results, the effects of certain noncore business transactions, such as gains and losses on the sale of securities, amortization of intangibles, restructuring charges and merger-related expenses, have been excluded.  Management reviews these same measures internally.  For instance, the cash operating efficiency ratio, rather than the GAAP basis efficiency ratio, is used to measure management’s success at controlling ongoing, core operating expenses.  We believe these measures are consistent with how investors and analysts typically evaluate our industry and, by providing these measures, we facilitate their analysis.  Cash operating earnings totaled $302.9 million for 2006, an increase of 8.3% over $279.6 million for 2005.

Additionally, management believes that reporting several key measures based on tangible assets (total assets less intangible assets) and tangible equity (total equity less intangible assets) is important, as this more closely approximates the basis for measuring the adequacy of capital for regulatory purposes.  For the year 2006, the return on average tangible assets was 1.81% compared with 1.89% for 2005.  The ratio of average tangible equity to average tangible assets was 9.82% for 2006 and 9.70% for 2005.  See “Reconciliation of Non-GAAP Measures” for the reconciliation of GAAP measures to non-GAAP measures in the section captioned “II. ANALYSIS OF OPERATING RESULTS FOR 2006 TO 2005” in this Item 7.

The remaining sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations will provide a more detailed explanation of the important trends and material changes in components of our consolidated financial statements.  The discussion suggests that sustaining future earnings growth comparable to our experience in past years will require, among other things, efficient generation of loan growth in a competitive market, while maintaining an adequate spread between yields on earning assets and the cost of funds.  Our degree of success in meeting these goals depends on unpredictable factors such as possible changes in prevailing interest rates, the mix of deposits, credit quality and general economic conditions and the impact of the merger with PNC during 2007.  This discussion and analysis should be read in conjunction with the consolidated financial statements and other financial information presented in this Report.

NET INCOME	DILUTED EARNINGS PER SHARE
(Dollars in millions)	(In dollars)
Five —Year Compound Growth Rate: 9.7%	Five-Year Compound Growth Rate: 6.2%

TOTAL ASSETS	INTEREST YIELDS AND RATES
(Dollars in millions) December 31,	(Tax-equivalent basis)
Five-Year Compound Growth Rate: 12.3%

Critical Accounting Policies
Set forth below is a discussion of the accounting policies and related estimates that management believes are the most critical to understanding Bankshares’ consolidated financial statements, financial condition and results of operations, and which require complex management judgments, uncertainties and/or estimates.  Information regarding Bankshares’ other accounting policies is included in Note No. 1 - Significant Accounting Policies in Notes to Consolidated Financial Statements.

Investment Securities
Investment securities classified as “held-to-maturity” are acquired with the intent and ability to hold until maturity and are carried at amortized cost.  Investment securities classified as “available-for-sale” are acquired to be held for indefinite periods and may be sold in response to changes in interest rates and/or prepayment risk or for liquidity management purposes.  These securities are carried at fair value.  Securities may become impaired on an other-than-temporary basis, which involves a degree of judgment.  Therefore, an assessment is made at the end of each quarter to determine whether there have been any events or economic circumstances to indicate that a security is impaired on an other-than-temporary basis.  An other-than-temporary impairment may develop if, based on all available evidence, the carrying amount of the investment is not recoverable within a reasonable period.  Factors considered in making this assessment include among others, the intent and ability to hold the investment for a period sufficient for a recovery in value, external credit ratings and recent downgrades, market price fluctuations due to factors other than interest rates, and the probability of collection of contractual cash flows.  Securities on which there is an unrealized loss deemed to be other-than-temporary are written down to fair value, and the adjustment is recorded as a realized loss.

Allowance for Loan Losses and Reserve for Unfunded Commitments
Arriving at an appropriate level of allowance for loan losses and reserve for unfunded commitments involves a high degree of judgment.  Bankshares’ allowance for loan losses and reserve for unfunded commitments provide for probable losses based on evaluations of inherent risks in the loan portfolio.  The allowance for loan losses and reserve for unfunded commitments are maintained at a level considered by management to be adequate to absorb losses inherent in the loan portfolio as of the date of the consolidated financial statements.  We have developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses that reflect management’s careful evaluation of credit risk considering all available information.  Management uses historical quantitative information to assess the adequacy of the allowance for loan losses and reserve for unfunded commitments as well as qualitative information about the prevailing economic and business environment, among other things. In developing this assessment, management must rely on estimates and exercise judgment in assigning credit risk.  Depending on changing circumstances, future assessments of credit risk may yield materially different results from the estimates, which may require an increase or decrease in the allowance for loan losses and reserve for unfunded commitments.

We employ modeling and estimation tools in developing the appropriate allowance and reserve for unfunded commitments.  Bankshares’ allowance consists of formula-based components for business and retail loans, an allowance for impaired loans and an unallocated component.  The following provides a description of each of these components of the allowance, the techniques used and the estimates and judgments inherent in each.  In the first quarter of 2006, management refined the methodologies for the formula-based components to align more appropriately the allowance methodology with our current framework for analyzing credit losses.  Formula-based allowance calculations for business and retail components permit us to address specifically the current trends and events affecting the credit risk in the loan portfolio.  The reserve for unfunded commitments is estimated using the same methodology.

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

For both business and retail loans, the formula-based components include additional qualitative amounts to establish reasonable ranges that consider observed historical variability in losses.  Factors we may consider in setting these amounts include, but are not limited to, industry-specific data, portfolio specific risks or concentration and macroeconomic conditions. Including these variability components in the model enables us to capture probable incurred losses that are not yet evident in current default grades, delinquencies and other credit-risk measurement tools.

The specific allowance allocation is based on an analysis of the loan portfolio. Each loan with an outstanding balance in excess of a specified threshold that is either in nonaccrual status or on the “Watchlist” is evaluated. The Watchlist includes loans identified and closely followed by management. These loans possess certain qualities or characteristics that may lead to collection and loss issues. The identified loans are evaluated for potential loss by analyzing current collateral values or present value of cash flows, as well as the capacity of the guarantor, as applicable.  This is in accordance with Financial Accounting Standards Board Statement (“SFAS”) No. 114, “Accounting for Creditors for Impairment of a Loan,” and SFAS No. 118, “Accounting for Creditors for Impairment of a Loan — Income Recognition and Disclosure.”

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

In the first quarter of 2006, we reclassified a portion of the allowance for loan losses to a reserve for unfunded commitments, which is included in the other liabilities section of the consolidated balance sheet.  The modeling process used in the first quarter of 2006 for the determination of the reserve for unfunded lending commitments is consistent with the process described above for the formula-based component of the allowance for loan losses, also including as a key factor a benchmark average rate at which unfunded exposures have been funded at the time of default.  The development of this modeling in 2006 enabled Bankshares to evaluate specifically the risk inherent in unfunded commitments and make the reclassification discussed above.  As no model data existed in previous years, prior period data has not been reclassified for comparability.  During the year ended December 31, 2006, Bankshares reclassified $15.8 million of the allowance for loan losses to the reserve for unfunded commitments.

For a full discussion of Bankshares’ methodology for assessing the adequacy of the allowance for loan losses, see “Allowance for Loan Losses” found elsewhere in Item 7 and Note No. 1 - Significant Accounting Policies in Notes to Consolidated Financial Statements and Note No. 4 — Loans and Allowance for Loan Losses and Reserve for Unfunded Commitments.

Loans in Nonaccrual Status or Deemed to Be Impaired
A loan is placed into nonaccrual status when the principal or interest payments on any loan (e.g., commercial, mortgage and construction loans) are past due 90 days or more at the end of a calendar quarter or the payment in full of principal or interest is not expected.  Any accrued but uncollected interest is reversed at that time.  Consumer installment loans are charged off when they become 90 days past due at the end of the quarter.  Additionally, a loan may be put on nonaccrual status sooner than 90 days, if in management’s judgment, the loan or portion thereof is deemed uncollectible.  Bankshares ceases to accrue interest income on such loans. Subsequent receipts on nonaccrual loans are recorded as a reduction of principal, and interest income is recorded only once principal recovery is reasonably assured.  Generally, a loan may be restored to accrual status when all past due principal, interest and late charges have been paid and the Bank expects repayment of the remaining contractual principal and interest.

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

Income Taxes
Bankshares recognizes deferred income tax assets and liabilities for the future tax effects of temporary differences, net operating loss carryovers and tax credits.  Deferred tax assets are subject to management’s judgment, based on available evidence, that future realization is more likely than not.  If management determines that Bankshares may be unable to realize all or part of net deferred tax assets in the future, then Bankshares would be required to record a valuation allowance against such deferred tax asset.  In such an event, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the expected realizable amount.  For more information regarding Bankshares’ accounting for income taxes, see Note No. 12 - Income Taxes in Notes to Consolidated Financial Statements.

Valuation of Goodwill/Intangible Assets and Analysis for Impairment
Bankshares has increased its market share, in part, through the acquisition of entire financial institutions accounted for under the purchase method of accounting, as well as from the purchase of other financial institutions’ branches (not the entire institution). Bankshares is required to record assets acquired and liabilities assumed at their fair value, which involves an estimate determined by the use of internal or other valuation techniques.  See Note No. 19 - Goodwill and Intangible Assets in Notes to Consolidated Financial Statements for further information on the accounting for goodwill and other intangible assets.

II. ANALYSIS OF OPERATING RESULTS FOR 2006 TO 2005

Segment Reporting

Bankshares reports two distinct business segments, Banking Services and Investment & Wealth Management (“IWM”), for which financial information is segregated for use in assessing performance and allocating resources when reporting to the Board of Directors.  The Banking Services segment consists of the group of 11 affiliate banks and mortgage-banking activities.  A schedule disclosing the details of these operating segments can be found in Note No. 16 - Segment Reporting in Notes to the Consolidated Financial Statements.  Segment financial information is subjective and, unlike financial accounting, is not necessarily based on GAAP.  As a result, financial information of the reporting segments is not necessarily comparable with similar information reported by others and may not be comparable with Bankshares’ consolidated results.  Certain expense amounts, such as operations overhead, have been reclassified from internal financial reporting in order to provide for proper allocation of costs in the reported data.

In the fourth quarter of 2005, the Private Banking Group of MSD&T was consolidated into the Private Banking Group of IWM which is reflected in the segment results below.  For loans and deposits included in the IWM segment, a funds transfer-pricing model was utilized to match the duration of the funding and investment of the IWM segment’s assets and liabilities.

Banking Services

The Banking Services segment includes the Retail, Small Business, Commercial and Mortgage Banking lines of business.  Banking products include:

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

•                  Mortgage Banking:  Commercial, multifamily and residential mortgage loan origination and servicing.

The following table presents selected Banking segment information for the three years ended December 31, 2006.

(Dollars in thousands)	2006	2005	2004
Net interest income	$642,835	$609,758	$534,468
Provision for loan losses	—	(1,576)	(7,221)
Noninterest income	120,017	132,154	114,477
Noninterest expenses	(352,092)	(341,543)	(318,706)
Adjustments	25,683	17,610	18,098
Income before income taxes	436,443	416,403	341,116
Income tax expense	(152,899)	(145,044)	(120,253)
Net income	$283,544	$271,359	$220,863
Average loans	$11,975,089	$10,876,592	$9,591,510
Average earning assets	15,309,149	13,917,161	12,576,465
Average assets	16,785,770	15,235,634	13,413,992
Average deposits	12,391,585	11,444,361	10,323,349
Average equity	2,072,102	1,891,834	1,449,355

The Banking Services segment consists of 11 affiliate banks.  Mortgage banking activities are not viewed as a separate business line due to their insignificant impact on the core business of Bankshares and, accordingly, are included in the Banking segment.

In the third quarter of 2006, Bankshares acquired James Monroe and merged it into the Mercantile Potomac Division of MSD&T.  This acquisition increased our presence in the northern Virginia and Washington, D.C. markets.

The Banking Services segment, which contributed 83.8% of total revenue, continued to experience strong loan and deposit growth.  The Banking Services segment was the primary beneficiary of the James Monroe acquisition.  Net income for Banking Services for 2006 increased 4.5% to $283.5 million from $271.4 million for 2005.

The Banking Services segment operating results improved over 2005, with revenue growth of 2.8% and an expense growth of 0.8%.  Net interest income for Banking Services increased 5.4% to $642.8 million for 2006 from $609.8 million for 2005.  The growth in net interest income in 2006 was largely attributable to a 10.1% increase in average loans outstanding.  See the analysis of net interest income included in the section captioned “Net Interest Income and Net Interest Margin” included elsewhere in this document.

The allowance as a percentage of loans was 1.12% at year-end 2006 compared with 1.35% at year-end 2005.  During 2006, we reclassified $15.8 million of the allowance for loan losses to a reserve for unfunded commitments, which is included in the other liabilities section of the consolidated balance sheet.  The development of this modeling in 2006 enabled Bankshares to evaluate specifically the risk inherent in unfunded commitments and make this reclassification discussed above.

Average loans outstanding increased $1.1 billion, or 10.1%, to $12.0 billion for 2006.  The James Monroe acquisition accounted for 36.6% of the increase in average loans outstanding.  Construction loans increased 25.7% as compared with the 2005 average, while commercial real estate increased 13.9% and residential real estate loans increased 8.9%.

Average deposits for Banking increased 8.3% to $12.4 billion in 2006. The James Monroe acquisition provided 45.2% of the deposit growth. Year-over-year average deposit growth was driven primarily by increases in money market, time deposits $100,000 and over and other time deposits, which were up 25.8%, 32.2% and 11.5%, respectively.

Noninterest income decreased $12.1 million to $120.0 million from 2005.  Mortgage banking fees were $8.2 million lower than the prior year due principally to the sale of Columbia National Real Estate Finance, LLC.  Furthermore, gains on sales of bank-owned premises declined $2.6 million from the year ended December 31, 2005.

Noninterest expenses increased $10.5 million over 2005 due primarily to operating expenses of $6.2 million from James Monroe and $9.0 million related to a full year of operating expenses from CBNV.  These increases were partially offset by a reduction of $3.3 million in operating expenses resulting from the sale of Columbia National Real Estate Finance, LLC in the third quarter of 2006.

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

•                  Private Banking Services: Deposits, loans, and mortgages.

•                  Mercantile Funds:  Proprietary stock, taxable and nontaxable fixed income, money market mutual funds and registered hedge funds-of-funds.

The following table presents selected IWM segment information for the three years ended December 31, 2006.

(Dollars in thousands)	2006	2005	2004
Net interest income	$13,394	$7,819	$10,172
Provision for loan losses	—	—	—
Noninterest income	111,412	95,958	90,516
Noninterest expenses	(88,567)	(72,929)	(69,575)
Adjustments	(3,616)	(3,885)	(3,603)
Income before income taxes	32,623	26,963	27,510
Income tax expense	(13,049)	(10,785)	(11,004)
Net income	$19,574	$16,178	$16,506
Average loans	$185,642	$152,572	$127,739
Average earning assets	185,642	152,572	127,739
Average assets	186,226	152,941	127,949
Average deposits	316,367	199,159	175,096
Average equity	38,997	34,354	31,219

In the fourth quarter of 2005, the Private Banking Group of MSD&T was consolidated into the Private Banking Group of IWM which is reflected in the segment results above.    Additionally, as loans and deposits are now included in the IWM segment, a funds transfer-pricing model was utilized to match the duration of the funding and investment of the IWM’s segment assets and liabilities.

During the second quarter of 2006, Bankshares’ IWM Real Estate Advisory Unit restructured both its Real Estate Advisory Unit and a major advisory relationship within the unit.  As part of the restructuring, a new registered investment advisor (“RIA”) was formed and IWM’s direct real estate management activities were placed in the RIA.

Net income in IWM increased to $19.6 million in 2006 from $16.2 million in 2005 and pre-tax income increased to $32.6 million in 2006 from $27.0 million in 2005.  The increase was due primarily to the restructuring of a major pension advisory relationship in the IWM Real Estate Advisory Unit and growth in average deposits of $117.2 million.  Pre-tax income from the Real Estate Advisory Unit increased $3.0 million over 2005 and net interest income from Private Banking increased $5.6 million over 2005.  Pretax profit margins, prior to corporate overhead allocation, were 29.0% and 29.7% for 2006 and 2005, respectively.

While equity markets rose during 2006, a slump in the second quarter was followed by a strong recovery in the second half of 2006.  The S&P 500 Index ended 2006 at 1,418, up 13.6% from 1,248 at the end of 2005. Between December 31, 2005 and December 31, 2006, the Dow Jones Industrial Average increased 16.3% to 12,463 and the NASDAQ rose 9.5% to 2,415.  The fixed income markets, as measured by the Lehman Brothers US Aggregate Bond Index, were down 1.0% in 2006. Bankshares’ investment asset base is relatively balanced between equities (including real estate) and fixed income, cash and other securities.  As of December 31, 2006, 43.3% of IWM managed assets were invested in equities, including real estate.  Approximately 37.2% were invested in fixed income securities and 19.5% were invested in cash and other.

	As of December 31,
Market Indices	2006	2005	2004
Dow Jones Industrial Average	12,463	10,717	10,783
Year-over-Year % Change	16.3	-0.6	3.1
S&P 500 Index-period-end	1,418	1,248	1,214
Year-over-Year % Change	13.6	2.8	9.0
Nasdaq	2,415	2,205	2,175
Year-over-Year % Change	9.5	1.4	8.6
Lehman Brothers U.S. Aggregate Bond Index	101.0	101.9	104.6
Year-over-Year % Change	-1.0	-2.5	-1.3

IWM total revenues increased $21.0 million, or 20.3%, to $124.8 million in 2006 from $103.8 million in 2005.  Year-over-year revenue growth exceeded 10.0% in Institutional Management (driven by the restructuring of a major advisory relationship in Bankshares’ IWM Real Estate Advisory Unit), the Private Bank, in Hedge Funds and in Brokerage.

Private Wealth Management benefited from the rise in equity markets during 2006 and a fee increase on some accounts at the beginning of 2006.  Net new business was down from 2005 driven by higher terminations on small accounts due partly to the fee increase.

Institutional Investment Management benefited principally from the restructuring of a major real estate pension advisory relationship.  The impact of this change was to increase revenues $10.2 million year-over-year.  Revenue declined in our Boyd Watterson Asset Management subsidiary primarily due to lower equity assets under management.  Higher terminations in our institutional business continued to impede non-real-estate institutional revenue growth in 2006, evidenced by the loss of a $6.5 billion institutional custody account in the third quarter of 2006.

The Mercantile Funds benefited from higher asset flows into the funds, improved equity markets, and strong performance in the hedge funds-of-funds.  The Mercantile Funds’ assets increased $305 million, or 7.7%, to $4.3 billion, driven by an 8.7% increase in personal trust assets at December 31, 2006 compared with December 31, 2005.

Brokerage commissions and income benefited from growth in the number of accounts and assets held in accounts. Brokerage assets increased $227 million, or 24%, to $1.2 billion at December 31, 2006 compared with December 31, 2005. In the table on the following page, Mutual Fund assets and Brokerage assets have been allocated to Personal and Institutional.

Private Banking revenues benefited from $33.1 million in loan growth and $117.2 million in deposit growth during 2006.

In 2006, noninterest expenses increased 21.4%, or $15.6 million, to $88.6 million, compared with $72.9 million in 2005. The restructuring of a major real estate pension advisory relationship increased expenses by $6.1 million over 2005.

	Year ended December 31,
(Dollars in billions)	2006	2005	2004
Personal
Assets with Investment Responsibility	$9.4	$8.7	$8.7
Assets with No Investment Responsibility	4.4	3.8	3.6
Total Personal	13.8	12.5	12.3
Institutional
Assets with Investment Responsibility	11.4	11.6	12.2
Assets with No Investment Responsibility	17.8	22.1	23.1
Total Institutional	29.2	33.7	35.3
Mutual Funds Not included Above	0.3	0.3	0.2
Total
Assets with Investment Responsibility	21.1	20.6	21.1
Assets with No Investment Responsibility	22.2	25.9	26.7
Total Assets Under Administration	$43.3	$46.5	$47.8

At December 31, 2006, assets under administration by IWM were $43.3 billion, a decrease of $3.2 billion, or 6.9%, from the prior year due to the loss of a $6.5 billion institutional custody account in the third quarter of 2006.  Bankshares had investment responsibility for $21.1 billion, an increase of $0.5 billion, or 2.4%, compared with the prior year.

Bankshares Earnings Performance

ANALYSIS OF INTEREST RATES AND INTEREST DIFFERENTIALS

The following table presents the distribution of the average consolidated balance sheets, interest income/expense and yields earned and rates paid.

	2006			2005
(Dollars in thousands)	Average Balance	Income (1) / Expense	Yield (1) / Rate	Average Balance	Income (1) / Expense	Yield (1) / Rate
Earning assets
Loans: (2),(4)
Commercial	$2,948,882	$221,592	7.51%	$2,900,598	$186,462	6.43%
Commercial real estate	3,922,356	277,957	7.09	3,444,921	226,356	6.57
Construction	1,851,632	152,667	8.24	1,473,353	102,484	6.96
Residential real estate	1,918,257	119,146	6.21	1,761,955	105,312	5.98
Home equity lines	480,747	37,349	7.77	507,153	30,692	6.05
Consumer	1,039,138	60,254	5.80	941,571	54,283	5.77
Total loans	12,161,012	868,965	7.15	11,029,551	705,589	6.40
Federal funds sold, et al	54,274	3,041	5.60	51,826	2,434	4.70
Securities: (3)
Taxable securities
U.S. Treasury securities	418,560	16,718	3.99	494,763	17,906	3.62
U.S. Government agencies securities	963,618	36,777	3.82	922,597	30,143	3.27
Mortgage-backed securities	1,659,106	72,997	4.40	1,418,144	59,084	4.17
Other investments	63,024	2,682	4.26	63,067	2,497	3.96
Tax-exempt securities
States and political subdivisions	78,727	4,910	6.24	87,992	5,229	5.94
Total securities	3,183,035	134,084	4.21	2,986,563	114,859	3.85
Interest-bearing deposits in other banks	200	3	1.53	197	2	1.21
Total earning assets	15,398,521	1,006,093	6.53	14,068,137	822,884	5.85
Cash and due from banks	310,843			309,646
Bank premises and equipment, net	140,659			143,177
Other assets	1,329,592			1,154,561
Less: allowance for loan losses	(147,352)			(154,502)
Total assets	$17,032,263			$15,521,019
Interest-bearing liabilities
Deposits:
Savings	$1,246,877	6,339	0.51	$1,428,445	5,545	0.39
Checking plus interest accounts	1,272,953	2,655	0.21	1,399,215	2,367	0.17
Money market	2,077,613	56,967	2.74	1,651,513	23,036	1.39
Time deposits $100,000 and over	2,150,857	97,801	4.55	1,627,194	51,714	3.18
Other time deposits	2,388,767	87,356	3.66	2,142,068	57,255	2.67
Total interest-bearing deposits	9,137,067	251,118	2.75	8,248,435	139,917	1.70
Short-term borrowings	1,435,082	55,100	3.84	1,105,988	26,266	2.37
Long-term debt	682,324	36,717	5.38	749,196	32,728	4.37
Total interest-bearing funds	11,254,473	342,935	3.05	10,103,619	198,911	1.97
Noninterest-bearing deposits	3,236,404			3,165,320
Other liabilities and accrued expenses	199,289			155,663
Total liabilities	14,690,166			13,424,602
Shareholders’ equity	2,342,097			2,096,417
Total liabilities & shareholders’ equity	$17,032,263			$15,521,019
Net interest rate spread		$663,158	3.48%		$623,973	3.88%
Effect of noninterest-bearing funds			0.83			0.56
Net interest margin on earning assets			4.31%			4.44%
Tax-equivalent adjustment included in:
Loan income		$5,402			$4,757
Investment securities income		1,969			2,090
Total		$7,371			$6,847

	2004			2003
(Dollars in thousands)	Average Balance	Income (1) / Expense	Yield (1) / Rate	Average Balance	Income (1) / Expense	Yield (1) / Rate
Earning assets
Loans: (2),(4)
Commercial	$2,725,452	$145,170	5.33%	$2,478,707	$135,186	5.45%
Commercial real estate	2,927,968	173,626	5.93	2,316,627	142,166	6.14
Construction	1,144,044	62,508	5.46	929,939	50,324	5.41
Residential real estate	1,643,504	98,596	6.00	1,350,034	88,292	6.54
Home equity lines	450,244	20,222	4.49	311,037	13,899	4.47
Consumer	828,197	50,940	6.15	702,638	47,973	6.83
Total loans	9,719,409	551,062	5.67	8,088,982	477,840	5.91
Federal funds sold, et al	59,848	1,501	2.51	250,462	3,337	1.33
Securities: (3)
Taxable securities
U.S. Treasury securities	741,127	28,710	3.87	1,021,513	41,233	4.04
U.S. Government agencies securities	810,014	28,554	3.53	709,519	32,399	4.57
Mortgage-backed securities	1,250,947	48,159	3.85	927,235	36,135	3.90
Other investments	57,193	2,389	4.18	20,804	807	3.88
Tax-exempt securities
States and political subdivisions	94,308	5,404	5.73	69,888	4,543	6.50
Total securities	2,953,589	113,216	3.83	2,748,959	115,117	4.19
Interest-bearing deposits in other banks	158	2	1.17	9,085	60	0.66
Total earning assets	12,733,004	665,781	5.23	11,097,488	596,354	5.37
Cash and due from banks	291,540			266,173
Bank premises and equipment, net	141,368			118,071
Other assets	985,222			637,461
Less: allowance for loan losses	(158,163)			(147,612)
Total assets	$13,992,971			$11,971,581
Interest-bearing liabilities
Deposits:
Savings	$1,425,423	4,197	0.29	$1,168,074	4,702	0.40
Checking plus interest accounts	1,289,295	1,899	0.15	1,071,877	2,061	0.19
Money market	1,571,462	9,584	0.61	1,357,234	9,757	0.72
Time deposits $100,000 and over	1,314,423	26,101	1.99	1,272,327	29,464	2.32
Other time deposits	1,933,799	41,622	2.15	1,852,622	47,206	2.55
Total interest-bearing deposits	7,534,402	83,403	1.11	6,722,134	93,190	1.39
Short-term borrowings	932,493	7,844	0.84	851,348	5,604	0.66
Long-term debt	645,375	22,009	3.41	517,386	18,451	3.57
Total interest-bearing funds	9,112,270	113,256	1.24	8,090,868	117,245	1.45
Noninterest-bearing deposits	2,879,290			2,269,720
Other liabilities and accrued expenses	129,741			113,848
Total liabilities	12,121,301			10,474,436
Shareholders’ equity	1,871,670			1,497,145
Total liabilities & shareholders’ equity	$13,992,971			$11,971,581
Net interest rate spread		$552,525	3.99%		$479,109	3.92%
Effect of noninterest-bearing funds			0.36			0.40
Net interest margin on earning assets			4.35%			4.32%
Tax-equivalent adjustment included in:
Loan income		$4,531			$4,897
Investment securities income		2,213			1,863
Total		$6,744			$6,760

	2002
(Dollars in thousands)	Average Balance	Income (1) / Expense	Yield (1) / Rate
Earning assets
Loans: (2),(4)
Commercial	$2,367,328	$148,380	6.27%
Commercial real estate	1,915,994	130,995	6.84
Construction	733,237	44,667	6.09
Residential real estate	1,247,859	91,592	7.34
Home equity lines	215,411	11,122	5.16
Consumer	609,015	46,744	7.68
Total loans	7,088,844	473,500	6.68
Federal funds sold, et al	178,624	4,833	2.71
Securities: (3)
Taxable securities
U.S. Treasury securities	1,478,387	67,531	4.57
U.S. Government agencies securities	610,617	30,072	4.92
Mortgage-backed securities	216,391	12,096	5.59
Other investments	9,131	628	6.88
Tax-exempt securities
States and political subdivisions	38,799	3,135	8.08
Total securities	2,353,325	113,462	4.82
Interest-bearing deposits in other banks	358	15	4.12
Total earning assets	9,621,151	591,810	6.15
Cash and due from banks	227,034
Bank premises and equipment, net	101,660
Other assets	314,511
Less: allowance for loan losses	(140,899)
Total assets	$10,123,457
Interest-bearing liabilities
Deposits:
Savings	$966,283	8,405	0.87
Checking plus interest accounts	873,497	2,908	0.33
Money market	1,096,417	14,223	1.30
Time deposits $100,000 and over	1,080,347	34,671	3.21
Other time deposits	1,759,160	62,362	3.54
Total interest-bearing deposits	5,775,704	122,569	2.12
Short-term borrowings	845,938	11,259	1.33
Long-term debt	279,471	10,754	3.85
Total interest-bearing funds	6,901,113	144,582	2.10
Noninterest-bearing deposits	1,856,706
Other liabilities and accrued expenses	107,671
Total liabilities	8,865,490
Shareholders’ equity	1,257,967
Total liabilities & shareholders’ equity	$10,123,457
Net interest rate spread		$447,228	4.05%
Effect of noninterest-bearing funds			0.60
Net interest margin on earning assets			4.65%
Tax-equivalent adjustment included in:
Loan income		$4,822
Investment securities income		1,371
Total		$6,193

(1) Presented on a tax-equivalent basis using the statutory federal corporate income tax rate of 35%.  See “Reconciliation of Non-GAAP Measures.”

(2) Nonaccrual loans are included in the respective average loan balances.

(3) Average investment securities are reported at amortized cost and exclude unrealized gains (losses) on securities available-for-sale.

(4) Loan fees of $1.5 million, $12.4 million, $11.1 million, $9.3 million and $9.7 million for 2006, 2005, 2004, 2003 and 2002, respectively, are included for rate calculation purposes. Loan fees decreased in 2006 due primarily to increased amortization of deferred loan origination costs.

Net Interest Income and Net Interest Margin
Net interest income represents the largest source of Bankshares’ revenue.  Changes in both the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities affect it.  Interest rate risk represents one of the more significant risks facing financial institutions like Bankshares.  See additional discussion under the caption “Interest Rate Risk” in section “III. ANALYSIS OF FINANCIAL CONDITION.”  It is measured in terms of the effect changes in market interest rates have on net interest income.  Bankshares is slightly asset sensitive, with assets repricing more quickly than liabilities in response to changes in interest rates.  In a rising rate environment, Bankshares’ net interest margin (net interest income expressed as a percent of average earning assets) generally expands, causing the growth in net interest income to accelerate.  Net interest income, on a fully tax-equivalent basis, was $663.2 million for 2006.  This represents an increase of 6.3%, or $39.2 million, over the prior year’s $624.0 million.  In 2005, fully tax-equivalent net interest income increased by $71.4 million, or 12.9%, over 2004.  As previously noted, net interest income is affected by changes in the volume of earning assets and the net interest margin earned thereon.  The “Rate/Volume Analysis” table presents further details supporting this discussion.

The net interest margin decreased 13 basis points in 2006 to 4.31% from 4.44% in 2005.  The decrease was attributable to a 40 basis point decline in the net interest spread, which was partially offset by a 27 basis point increase in the benefit derived from noninterest bearing sources of funds.  The decline was due primarily to growth in premium money market accounts and certificates of deposit as customers shifted to these higher rate products; increased competition affecting yields on new loans and the overall yield on interest earning assets lagging the increase in funding costs.  Bankshares paid an average rate of 2.75% on interest-bearing deposits during 2006, an increase of 105 basis points over 2005.  By contrast, the yield on average loans and investments increased by 75 basis points and 36 basis points, respectively, from 2005.

Average earning assets increased by $1.3 billion, or 9.5%, in 2006, due primarily to the acquisition of James Monroe.  Average total loans grew $1.1 billion, or 10.3%, during 2006, compared with an increase of $1.3 billion, or 13.5%, in 2005.  Average securities, the other major component of earning assets, increased by $196.5 million, or 6.6%, in 2006 compared with an increase of $33.0 million, or 1.1%, in the prior year.  See the following section “III. ANALYSIS OF FINANCIAL CONDITION” for a more in-depth discussion of balance sheet trends.  The overall growth in average earning assets added $51.9 million to net interest income in 2006.

During 2006, the Federal Reserve Board raised rates four times, for a total increase of 100 basis points and the yield curve flattened dramatically.  As of December 31, 2006, it is unclear what the direction of interest rates will be in 2007.  The Federal Reserve has left rates unchanged since June 2006 and has stated a bias toward further rate increases in the future if growth is stronger than expected.  Given the current rate environment, the inversion of the yield curve and the competitive pressure on both loan and deposit pricing, we anticipate that the net interest margin will remain under pressure well into next year.  Management believes that Bankshares’ balance sheet is relatively well positioned with respect to Federal Reserve Board interest rate changes; however, competition for loans and deposits is expected to remain intense.  For additional information regarding interest rate sensitivity, see the discussion in the “Interest Rate Risk” section in “III. ANALYSIS OF FINANCIAL CONDITION.”

SOURCES OF INCOME	SOURCES OF INCOME
(Dollars in millions)	(Dollars in millions)

RATE/VOLUME ANALYSIS

A rate/volume analysis, which demonstrates changes in tax-equivalent interest income and expense for significant assets and liabilities, appears below.  The calculation of rate and volume variances is based on a procedure established for banks by the Securities and Exchange Commission.

	For the year ended December 31,
	2006 vs. 2005			2005 vs. 2004
	Due to variances in			Due to variances in
(Dollars in thousands)	Total	Rates (5),(6)	Volumes (5),(6)	Total	Rates (5),(6)	Volumes (5),(6)
Interest earned on:
Loans:
Commercial (1)	$35,130	$31,502	$3,628	$41,292	$30,033	$11,259
Commercial real estate (2)	51,601	17,768	33,833	52,730	18,762	33,968
Construction (3)	50,183	18,994	31,189	39,976	17,070	22,906
Residential real estate	13,834	4,126	9,708	6,716	(364)	7,080
Home equity lines	6,657	8,708	(2,051)	10,470	7,026	3,444
Consumer	5,971	314	5,657	3,343	(3,193)	6,536
Taxable securities	19,544	11,047	8,497	1,818	332	1,486
Tax-exempt securities (4)	(319)	259	(578)	(175	200	(375)
Federal funds sold, et al	607	470	137	933	1,310	(377)
Interest-bearing deposits in other banks	1	1	—	—	—	—
Total interest income	183,209	96,286	86,923	157,103	79,007	78,096

Interest paid on:
Savings deposits	794	1,717	(923)	1,348	1,336	12
Checking plus interest deposits	288	551	(263)	468	282	186
Money market accounts	33,931	22,248	11,683	13,452	12,335	1,117
Time deposits $100,000 and over	46,087	22,276	23,811	25,613	15,673	9,940
Other time deposits	30,101	21,079	9,022	15,633	10,066	5,567
Short-term borrowings	28,834	16,198	12,636	18,422	14,302	4,120
Long-term debt	3,989	7,587	(3,598)	10,719	6,184	4,535
Total interest expense	144,024	108,956	35,068	85,655	66,138	19,517
Net interest earned	$39,185	$(12,670)	$51,855	$71,448	$12,869	$58,579

(1) Tax-equivalent adjustments of $3.2 million for 2006 and $3.1 million for 2005 and 2004 are included in the calculation of commercial loan rate variances.

(2) Tax-equivalent adjustments of $0.9 million for 2006, $0.6 million for 2005 and $0.5 million for 2004 are included in the calculation of commercial real estate loan rate variances.

(3) Tax-equivalent adjustments of $1.3 million for 2006, $1.0 million for 2005 and $0.9 million for 2004 are included in the calculation of construction loan rate variances.

(4) Tax-equivalent adjustments of $1.9 million for 2006, $2.1 million for 2005 and $2.2 million for 2004 are included in the calculation of investment securities rate variances.

(5) Changes attributable to mix (rate and volume) are included in the volume variance.

(6) Categories do not add due to the effect of changes in product mix.

Interest Income
Fully tax-equivalent interest income amounted to $1.0 billion in 2006, an increase of $183.2 million, or 22.3%, from $822.9 million in 2005.  This compares favorably with the $157.1 million, or 19.1%, increase in 2005 from 2004.  The increase in 2006 was due to a 68 basis point improvement in the yield on interest earning assets and $1.3 billion in additional loans and securities outstanding, which contributed $163.4 million and $19.2 million, respectively, in additional interest income.  During 2005, the increase was due to growth in average loans and securities that contributed $85.9 million, and an increase in market interest rates, that resulted in a $71.2 million increase from the higher yield on interest-earning assets.

At December 31, 2006, the prime rate was 8.25%, compared with 7.25% and 5.25% at year-end 2005 and 2004, respectively.  The average prime rate was 7.96% for 2006, compared with 6.19% for 2005, an increase of 177 basis points.  The yield on average total loans in 2006 was 7.15%, a 75 basis point increase from 6.40% in 2005.  The commercial, construction and home-equity loan portfolios are the most sensitive to changes in short-term interest rates.  The average yield on the construction and home-equity loan portfolios increased 128 basis points and 172 basis points, respectively, while the commercial loan portfolio yield increased 108 basis points over 2005.

The commercial real estate loan portfolio includes both fixed and variable-rate loans and the average portfolio yield increased 52 basis points.  The residential real estate and consumer loan portfolios are affected mostly by intermediate and long-term rates and do not move with the prime rate.  The yields on the consumer loan portfolio and the residential real estate portfolios increased by 3 basis points and 23 basis points, respectively.

The yield on investment securities increased 36 basis points to 4.21% in 2006 from 3.85% in 2005.  The yield on the portfolio increased two basis points in 2005 from 3.83% in 2004.  The investment portfolio was particularly affected by the flat yield curve.  Securities are typically purchased in two-year to five-year maturities.  Market rates for two-year to five-year terms only increased 22 to 30 basis points at December 31, 2006 compared to the previous year.  During 2006, Bankshares continued to follow a strategy to diversify the portfolio to a mix of U.S. Treasury, U.S. Government agencies and mortgage-backed securities.  This has resulted in a mix of 13.2%, 30.3% and 52.1% of Treasury, agency and mortgage-backed securities, respectively, in 2006.  The other 4.4% of the investment securities was comprised of 2.4% municipals and 2.0% other investments for 2006.

Interest Expense
Total interest expense in 2006 was $342.9 million, an increase of $144.0 million, or 72.4%, from $198.9 million in 2005.  The increase in interest expense for 2006 was attributable to an increase in the rate paid on total interest-bearing funds of 108 basis points and an 11.4% growth in average balances.  Total interest expense in 2005 was $85.7 million greater than the $113.3 million reported in 2004.  With the expectation that the yield curve will remain flat to inverted in 2007, we anticipate deposit customers will continue to migrate to short-term, high-yielding deposit products.  See management’s discussion under “Interest Rate Risk” in “III. ANALYSIS OF FINANCIAL CONDITION” for further information regarding Bankshares’ exposure to changes in interest rates.

The rate paid on total average interest-bearing deposits was 2.75% in 2006, an increase of 105 basis points from 1.70% in 2005.  The rate paid on savings, checking plus interest and money market accounts increased 12 basis points, 4 basis points and 135 basis points, respectively.  Time deposits of $100,000 and over increased 137 basis points, while the rate paid on other time deposits increased 99 basis points in 2006.

The most interest rate sensitive source of funds is short-term borrowings.  This category is comprised of federal funds purchased, securities sold under agreements to repurchase and commercial paper.  The duration of these funds is very short, with most repricing daily.  Reflecting the rate environment, the rate paid on short-term borrowings increased 147 basis points to 3.84% in 2006, after having increased by 153 basis points in 2005 to 2.37%.  The rate paid on long-term debt increased 101 basis points in 2006, following an increase of 96 basis points in the prior year.  The increase is related primarily to the increase in interest rate swap costs on Bankshares’ long-term debt.  The $200.0 million of 10-year debt issued by MSD&T in the fourth quarter of 2001, issued at a fixed rate of 5.70%, was converted to a floating rate through an interest rate swap.  The notes reprice quarterly and carried an effective cost of 6.02% during 2006 versus 4.24% in 2005.  Additionally, Bankshares issued $300.0 million of subordinated debt in April 2003.  The notes were issued at a fixed rate of 4.63%.  Subsequently, $150.0 million of this debt was converted to a floating rate through interest rate swaps.  The effect of the swaps increased the cost on the $300.0 million debt to 5.30% during 2006 versus 4.37% in 2005.  Additionally, approximately $17.6 million in Trust Preferred Securities were acquired as part of the James Monroe acquisition at an average rate of 6.34%, which contributed to the increase.

NONINTEREST INCOME

A schedule of noninterest income over the past three years is presented below:

	Year ended December 31,			% Change
(Dollars in thousands)	2006	2005	2004	2006/2005	2005/2004
Investment and wealth management	$110,879	$95,756	$90,050	15.8%	6.3%
Service charges on deposit accounts	46,339	43,885	44,263	5.6	(0.9)
Mortgage banking-related fees	6,786	15,019	11,495	(54.8)	30.7
Net investment securities gains	212	405	1,239	(47.7)	(67.3)
Nonmarketable investments:
Private equity and other investments	10,404	10,379	2,569	0.2	304.0
Hedge funds	6,241	4,720	5,529	32.2	(14.6)
Bank-owned life insurance	6,875	4,783	3,324	43.7	43.9
Total nonmarketable investments	23,520	19,882	11,422	18.3	74.1
Other income:
Electronic banking fees	25,696	23,969	21,766	7.2	10.1
Charges and fees on loans	11,988	12,664	10,833	(5.3)	16.9
Insurance	16,039	15,017	13,358	6.8	12.4
All other income	13,275	16,523	9,503	(19.7)	73.9
Total other income	66,998	68,173	55,460	(1.7)	22.9
Total	$254,734	$243,120	$213,929	4.8	13.6

Noninterest Income
Noninterest income for 2006 increased by $11.6 million, or 4.8%, to $254.7 million from $243.1 million for 2005.  The table above shows the major components of noninterest income.  IWM revenue includes personal and institutional fee income related primarily to trust, brokerage and custody services.  IWM revenue represented the largest source of noninterest income at 43.5%.  Revenues increased 15.8% to $110.9 million in 2006.  Growth in IWM revenue was due principally to stronger equity markets, growth in Private Banking, increased brokerage activity, stronger performance in the hedge funds-of-funds (“hedge funds”) and the restructuring of a major advisory relationship resulting in the formation of Mercantile Real Estate Advisors, Inc.  The restructuring of this relationship resulted in increased real estate pension fees of $10.7 million in 2006 over 2005.  See the preceding discussion in “Segment Reporting” for additional information relating to IWM.

Service charges on deposit accounts increased $2.5 million over 2005 due primarily to increases in business overdraft fees.  Mortgage banking-related fees were $8.2 million lower than the prior year due principally to the sale of Columbia National Real Estate Finance, LLC.

Nonmarketable investment income represents revenues derived from investing in private equities, hedge funds, Federal Reserve Bank and Federal Home Loan Bank securities acquired to meet various regulatory requirements and bank-owned life insurance (“BOLI”).  In 2006, nonmarketable investment income increased $3.6 million, or 18.3%, over 2005 as a result of a $1.5 million increase in hedge funds revenue and higher income from bank-owned life insurance.  The increase in BOLI revenue was due to a full year of earnings from an investment of an additional $50 million made in the third quarter of 2005.

Other income includes several categories.  Electronic banking fees consist of merchant card processing fees, foreign ATM fees and check card fees.  These fees increased by $1.7 million, or 7.2%, from 2005 due to higher volumes.  Insurance revenues increased $1.0 million and are derived from fee income related to the sale and servicing of insurance products.  All other income decreased $3.2 million from the prior year due primarily to gains on sales of bank-owned premises of $1.7 million for 2006, compared with $4.3 million for the year 2005.

NONINTEREST EXPENSES

A schedule of noninterest expenses over the past three years is presented below.

	Year ended December 31,			% Change
(Dollars in thousands)	2006	2005	2004	2006/2005	2005/2004
Salaries	$205,826	$200,222	$187,621	2.8%	6.7%
Employee benefits	56,100	46,175	44,676	21.5	3.4
Net occupancy expense of bank premises	32,783	28,596	24,307	14.6	17.6
Furniture and equipment expenses	33,445	31,659	31,439	5.6	0.7
Communications and supplies	16,034	16,406	16,904	(2.3)	(2.9)
Professional services	31,483	21,914	25,302	43.7	(13.4)
Advertising and promotional expenses	11,663	9,103	8,418	28.1	8.1
Other expenses:
Electronic banking expenses	14,073	13,946	11,509	0.9	21.2
Amortization of intangible assets	9,901	8,773	8,142	12.9	7.7
Outsourcing expenses	11,062	11,231	5,342	(1.5)	110.2
All other expenses	35,019	32,796	28,298	6.8	15.9
Total other expenses	70,055	66,746	53,291	5.0	25.2
Total	$457,389	$420,822	$391,958	8.7	7.4

Noninterest Expenses
Noninterest expenses increased $36.6 million, or 8.7%, from 2005.  The table above shows the major components of noninterest expenses.  The principal reasons for the year-over-year increase were expenses of $13.4 million related to the James Monroe acquisition and the pending merger with PNC.  Excluding the $13.4 million of PNC and James Monroe merger-related expenses, noninterest expenses increased $23.2 million from the prior year.  This increase was comprised of $15.3 million in merit and staffing expenses; $6.1 million in stock-based compensation; $0.6 million in directors’ fees; and $9.9 million in employee benefits, due primarily to increased pension costs of $5.7 million and higher health insurance expenses of $2.6 million.  Net occupancy expenses of bank premises increased $4.2 million due primarily to increased rent expenses and furniture and equipment expenses increased $1.8 million.  Also contributing to the overall increase in noninterest expenses were $2.8 million in professional fees, $2.6 million in promotional fees and a $2.1 million increase in tax and licensing fees related to the restructuring of a real estate pension advisory relationship.  These increases were partially offset by a reduction of $15.9 million in salaries expense due to an increase in the amount of loan origination costs deferred and an $8.7 million decrease in incentive compensation.  Included in the $23.2 million increase in noninterest expenses was $6.2 million of operating expenses from James Monroe, which was acquired during the third quarter of 2006.

Controlling costs and maintaining operational efficiencies remains a primary objective for Bankshares.  A closely monitored key measure is Bankshares’ overall efficiency ratio.  It is computed by dividing noninterest expenses by the sum of net interest income on a tax-equivalent basis and noninterest income.  Bankshares’ efficiency ratio was 49.83% for 2006 compared with 48.53% for 2005.  The cash operating efficiency ratio excludes amortization expense for intangibles and nonoperating income and expenses, such as securities gains and losses and other significant gains, losses or expenses (such as those associated with integrating acquired entities’ operations into Bankshares or the merger with PNC) unrelated to Bankshares’ core operations.  When calculating certain performance ratios, Bankshares believes that excluding these costs and income helps the investor to evaluate and compare the results of our core, ongoing business operations.  Bankshares’ cash operating efficiency ratio was 47.32% and 47.61% for 2006 and 2005, respectively.  See “Reconciliation of Non-GAAP Measures” found in Item 7.

Salaries, which include base compensation, commissions, incentive compensation and stock-based compensation, are the largest component of noninterest expenses at 45.0%.  Salaries increased $5.6 million, or 2.8%, over 2005.  This increase was comprised of $15.3 million in merit and staffing expenses; $6.1 million in stock-based compensation; $6.3 million in compensation related to the merger with PNC and $1.6 million in directors’ fees; and $0.5 million in deferred compensation.  These increases were partially offset by a reduction of $15.9 million in salaries expense due to an increase in the amount of loan origination costs deferred and an $8.7 million decrease in incentive compensation.

Employee benefit expenses increased $9.9 million, due primarily to increased pension costs of $5.7 million, higher insurance expenses of $2.6 million and a $1.3 million increase in payroll taxes related to increased salary expenses.

Net occupancy expense, which includes premises depreciation, rents, maintenance and utilities increased $4.2 million due primarily to increased rent expenses and higher utility costs.  Furniture and equipment expenses, which include depreciation, rental and maintenance expense associated with the upkeep and improvement of hardware and computer software, increased $1.8 million.

Other expenses consist of professional services, advertising and promotion, electronic banking, intangible amortization, outsourcing and all other expenses.  Other expenses increased $15.4 million, or 15.8%, in 2006.  Professional services increased $9.6 million of which $6.8 million was related to the PNC merger.  Amortization of intangibles increased $1.1 million, from $8.8 million in 2005 to $9.9 million in 2006, the majority of which resulted from the James Monroe merger.  The remaining increase in other expenses was due primarily to an increase in promotional fees of $2.6 million and an increase of $2.1 million in tax and licensing fees, which was primarily related to the restructuring of a real estate pension advisory relationship.

III. ANALYSIS OF FINANCIAL CONDITION

Investment Securities
Bankshares’ investment securities portfolio is structured to manage liquidity, interest rate risk and regulatory capital and to take advantage of market conditions that create more economically attractive returns on investments.  The total investment securities portfolio was $3.1 billion at December 31, 2006 and 2005, with net unrealized losses of $39.2 million and $51.7 million for the years ended December 31, 2006 and 2005, respectively.  The portfolio consists of short-term and intermediate-term U.S. Treasury and U.S. Government agency obligations, adjustable-rate mortgage-backed securities (ARMs) and intermediate average-life agency collateralized mortgage obligations (CMOs).  More than 99.5% of the total investment portfolio is classified as available-for-sale.

At December 31, 2006, the weighted-average maturity of the debt securities available-for-sale portfolio was 2.0 years compared with 2.3 years at December 31, 2005.  Since 58.6% of this portfolio was mortgage-backed securities, the expected remaining maturity may differ from contractual maturity because borrowers may have the right to prepay obligations before the underlying mortgages mature.  The fair value of the debt securities available-for-sale portfolio at December 31, 2006 was 98.7% of amortized cost compared with 98.2% at December 31, 2005.  The fair value and unrealized loss on securities as of December 31, 2006, segregated by those securities that have been in an unrealized loss position for a year or more, was $1.8 billion and $39.8 million, respectively.  Because the declines in fair value were due to changes in interest rates, not in estimated cash flows or credit quality, no charge for an other-than-temporary impairment was required at December 31, 2006.  The reference point for determining those securities in an unrealized loss position is quarter-end.  As such, it is possible that a security had a market value that exceeded its amortized cost on other days during 2006.

The estimated effects of a 200 basis point increase or decrease in interest rates on the fair value and the expected remaining maturity of the mortgage-backed securities available-for-sale portfolio are provided in the table below.

(Dollars in millions)	Fair Value	Net Unrealized Gain (Loss)	Remaining Maturity in Years
At December 31, 2006	$1,821.7	$(31.3)	2.6

Assuming a 200 basis point:
Increase in interest rates	1,674.9	(146.8)	4.2
Decrease in interest rates	1,838.3	16.6	1.1

More information on the investment portfolio is provided in the following table and in Note No. 3 - Investment Securities in Notes to Consolidated Financial Statements.

DEBT INVESTMENT PORTFOLIO

The following summary shows the maturity distribution and average tax-equivalent yields for the bond investment portfolio at December 31, 2006.

(Dollars in thousands)	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Securities available-for-sale (1)
U.S. Treasuries
Fair Value	$140,764	$195,753	$—	$—	$336,517
Yield	3.81%	4.50%	—%	—%	4.21%
U.S. Government agencies
Fair Value	$510,795	$326,930	$12	$—	$837,737
Yield	3.86%	4.46%	7.54%	—%	4.10%
States and political subdivisions
Fair Value	$2,080	$27,551	$27,068	$—	$56,699
Yield	5.39%	5.45%	5.93%	—%	5.68%
Mortgage-backed securities (2)
Fair Value	$99,742	$1,610,457	$111,531	$—	$1,821,730
Yield	4.04%	4.71%	4.58%	—%	4.67%
Other bonds, notes and debentures
Fair Value	$3,984	$1,952	$—	$—	$5,936
Yield	2.72%	4.28%	—%	—%	3.23%
Total securities available-for-sale
Fair Value	$757,365	$2,162,643	$138,611	$—	$3,058,619
Yield	3.87%	4.66%	4.85%	—%	4.48%
Securities held-to-maturity
States and political subdivisions
Amortized Cost	$1,990	$5,574	$5,535	$—	$13,099
Yield	5.47%	6.85%	7.85%	—%	7.07%

(1) Investment securities available-for-sale are presented at estimated fair value.  Yields on such securities are based on amortized cost.

(2) Maturities are reflected based on projected maturities at time of purchase.  Actual maturities will vary as a result of the level of loan prepayments in the underlying mortgage pools.

LOAN COMPOSITION AND GROWTH
Average Loans (Dollars in millions)
Five-Year Compound Growth Rate:  12.2%

Loan Portfolio
A comparative chart of average loan balances is included below; year-end balances are in Note No. 4 - Loans and Allowance for Loan Losses and Reserve for Unfunded Commitments in Notes to Consolidated Financial Statements.

Loans totaled $12.8 billion for the year ended December 31, 2006, an increase of 10.2% over the $11.6 billion for the year ended December 31, 2005.  Loans averaged $12.2 billion in 2006 compared with $11.0 billion in 2005, an increase of 10.3%.  On average in 2006, commercial real estate grew 13.9%; construction grew 25.7%; residential real estate loans grew 8.9%; and consumer loans increased 10.4% over 2005.  The increases in the various loan categories resulted from both organic growth and the acquisition of James Monroe, which added $414 million in loans.  On an average basis, the percentage of commercial real estate loans to total loans increased to 32.3% in 2006 from 31.2% in 2005.  The shift in the loan portfolio from commercial loans to commercial real estate loans reflected economic activity in our local market.

COMPOSITION OF LOANS

	Average Balances
(Dollars in thousands	2006		2005		2004		2003		2002
Commercial	$2,948,882	24.2%	$2,900,598	26.3%	$2,725,452	28.1%	$2,478,707	30.6%	$2,367,328	33.4%
Commercial real estate	3,922,356	32.3	3,444,921	31.2	2,927,968	30.1	2,316,627	28.6	1,915,994	27.0
Construction	1,851,632	15.2	1,473,353	13.4	1,144,044	11.8	929,939	11.5	733,237	10.3
Residential real estate	1,918,257	15.8	1,761,955	16.0	1,643,504	16.9	1,350,034	16.7	1,247,859	17.6
Home equity lines	480,747	4.0	507,153	4.6	450,244	4.6	311,037	3.9	215,411	3.0
Consumer	1,039,138	8.5	941,571	8.5	828,197	8.5	702,638	8.7	609,015	8.7
Total	$12,161,012	100.0%	$11,029,551	100.0%	$9,719,409	100.0%	$8,088,982	100.0%	$7,088,844	100.0%

Deposits
Bankshares’ primary source of funding for its investing and lending activities is deposits gathered by the 240 branches of its banking affiliates.  Average total deposits in 2006 were $12.4 billion, representing an increase of $959.7 million, or 8.4%, over the prior year average of $11.4 billion.  For the year ended December 31, 2006, 80.4% of the funding for average earning assets was derived from deposits compared with 81.1% for the year ended December 31, 2005.  The affiliate-banking model positions Bankshares to compete not only with the large national and regional banking companies in the gathering of these funds, but also with local community banks.  Based on historical experience, management believes Bankshares is well-positioned to retain this core customer base, although pricing pressure is expected to be intense.  Bankshares continues to promote its cash management services to its commercial customers in order to maintain and expand this key source of funding.  However, should there be an outflow of deposits the investment portfolio should provide adequate liquidity.

In 2006, interest-bearing deposits represented 73.8% of average total deposits and totaled $9.1 billion, reflecting growth of 10.8% from 2005.  Growth in savings accounts slowed as customers demonstrated a stronger preference for higher yielding money market and certificates of deposit accounts.  Checking plus interest accounts decreased 9.0% from 2005 to $1.3 billion.  Time deposits $100,000 and over and other time deposits increased 20.4% on average in 2006 over 2005.

DEPOSIT MIX

	Average Balances
(Dollars in thousands	2006		2005		2004		2003		2002
Noninterest-bearing deposits	$3,236,404	26.2%	$3,165,320	27.7%	$2,879,290	27.6%	$2,269,720	25.2%	$1,856,706	24.3%
Interest-bearing deposits:
Savings	1,246,877	10.1	1,428,445	12.5	1,425,423	13.7	1,168,074	13.0	966,283	12.7
Checking plus interest	1,272,953	10.2	1,399,215	12.2	1,289,295	12.4	1,071,877	11.9	873,497	11.4
Money market	2,077,613	16.8	1,651,513	14.5	1,571,462	15.1	1,357,234	15.1	1,096,417	14.4
Time deposits $100,000 and over	2,150,857	17.4	1,627,194	14.3	1,314,423	12.6	1,272,327	14.2	1,080,347	14.2
Other time deposits	2,388,767	19.3	2,142,068	18.8	1,933,799	18.6	1,852,622	20.6	1,759,160	23.0
Total	$12,373,471	100.0%	$11,413,755	100.0%	$10,413,692	100.0%	$8,991,854	100.0%	$7,632,410	100.0%

Risk Management
Bankshares has established an integrated risk management structure in which senior management regularly identifies, measures and manages risks.  The Chief Risk Officer coordinates and directs the work of several standing management committees charged with managing the risks Bankshares faces and provides regular reports to the Audit Committee.  These committees are listed below.

Credit Quality Committee
The Credit Quality Committee oversees the establishment of consistent credit quality policies and, among other responsibilities, works with management in determining important financial reporting information, including the allowance for loan and lease loss reserve.  A centralized loan review function is charged with analyzing the risks and quality of the lending portfolios.  Among other things, Loan Review reaffirms or modifies individual loan-risk ratings in accordance with Bankshares’ Loan Policy.  The Committee reports quarterly to the Audit Committee.  The members of the Committee include the senior vice presidents of Loan Review, Chief Financial Officer, Chief Administrative/Risk Officer, Vice Chairman/Chief Operating Officer and Chief Executive Officer of Bankshares, the senior vice president of Credit Policy at MSD&T, the executive vice president of Affiliate Administration and Bankshares’ Treasurer.

Asset and Liability Committee
The Asset and Liability Committee (“ALCO”) manages interest rate risk, market risk and liquidity risk.  These risks are described in more detail in this Item 7.

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

The Committee, at least annually, performs an analysis of the primary business processes/cycles that support financial reporting.  The Committee reviews important changes in the law related to disclosure requirements with Bankshares’ external and internal legal counsel.  The Chief Financial Officer and his subordinates monitor important changes in accounting standards and evaluate changes in the organization that may affect internal controls over financial reporting or that may require disclosure, and regularly report to the Committee on such developments.  The Committee regularly reports to the Audit Committee.

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

ALLOWANCE AS A PERCENT OF PERIOD-END LOANS; NONPERFORMING LOANS AS A PERCENT OF
PERIOD-END LOANS

ALLOWANCE FOR LOAN LOSSES and RESERVE FOR UNFUNDED COMMITMENTS

	Year Ended December 31,
Allowance for loan losses (Dollars in thousands)	2006	2005	2004	2003	2002
Allowance for loan losses, beginning of period	$156,673	$149,002	$155,337	$138,601	$141,463
Allowance of acquired bank	3,985	7,086	—	13,205	—
Charge-offs:
Commercial	(2,459)	(3,692)	(13,433)	(6,916)	(18,193)
Commercial real estate	(447)	(32)	(67)	(625)	(471)
Construction	—	—	—	(170)	—
Residential real estate	(54)	(202)	(427)	(246)	(251)
Home equity lines	(35)	(91)	(7)	(29)	(74)
Consumer	(3,292)	(3,585)	(4,446)	(4,338)	(3,232)
Total	(6,287)	(7,602)	(18,380)	(12,324)	(22,221)
Recoveries:
Commercial	3,067	3,545	1,768	1,345	896
Commercial real estate	129	158	118	174	161
Construction	2	446	5	136	226
Residential real estate	73	238	442	125	128
Home equity lines	24	—	38	44	83
Consumer	2,177	2,224	2,453	1,926	1,487
Total	5,472	6,611	4,824	3,750	2,981
Net charge-offs	(815)	(991)	(13,556)	(8,574)	(19,240)
Provision for credit losses	(990)	1,576	7,221	12,105	16,378
Transfer to reserve for unfunded commitments	(15,824)	—	—	—	—
Allowance for loan losses, end of period	$143,029	$156,673	$149,002	$155,337	$138,601

Average loans	$12,161,012	$11,029,551	$9,719,409	$8,088,982	$7,088,844
Period-end loans	$12,792,733	$11,607,845	$10,228,433	$9,272,160	$7,312,027

Percent of net charge-offs to average loans	0.01%	0.01%	0.14%	0.11%	0.27%
Percent of allowance for loan losses to period-end loans	1.12%	1.35%	1.46%	1.68%	1.90%

	Year Ended December 31,
Reserve for unfunded commitments (Dollars in thousands)	2006	2005	2004	2003	2002
Reserve for unfunded lending commitments, beginning of period	$—	$—	$—	$—	$—
Provision for credit losses	990	—	—	—	—
Transfer from allowance for loan losses	15,824	—	—	—	—
Reserve for unfunded lending commitments, end of period	$16,814	$—	$—	$—	$—

Bankshares maintains an allowance for loan losses at a level considered by management to be adequate to absorb potential losses inherent in the loan portfolio.  Each Bankshares affiliate is required to maintain an allowance for loan losses adequate to absorb losses inherent in its individual loan portfolio. Each affiliate’s reserve is dedicated to that affiliate only and is not available to absorb losses from another affiliate. The allowance for loan losses is comprised of specific allocations to impaired loans and general allocations to pools of loans not deemed impaired.  It may also include an unallocated amount.  The portfolio review and the calculation of the allowance for loan losses are performed on a quarterly basis by Bankshares’ management.  The calculation is reviewed by the Bankshares Credit Quality Committee and each affiliate bank as to its allowance.  Final approval rests with the Credit Quality Committee.  The final evaluation is reviewed with the Bankshares Audit Committee.  All loan loss reserves are subject to annual bank regulatory examinations and determinations as to their methodology and adequacy.  Overall, the determinations of the allowance for loan losses incorporate SFAS No. 114, “Accounting by Creditors for Impairment of a Loan - an amendment of FASB Statements No. 5 and 15,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure.”  Also incorporated in determination of the allowance is SFAS No. 5, “Accounting for Contingencies”; guidance contained in the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 102, “Loan Loss Allowance Methodology and Documentation”; and the Federal Financial Institutions Examination Council’s Policy Statement on Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

The following table presents the amount of allowance for loan losses and the percentage distribution of loan amounts in each category, at the date shown.

	Allowance amount allocated as of December 31,
	2006		2005		2004		2003		2002
(Dollars in thousands)	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Allowance amount allocated to:
Commercial	$37,290	23.9%	$55,421	25.5%	$58,915	28.0%	$94,584	28.5%	$97,472	32.8%
Commercial real estate	47,612	33.1	39,790	31.9	32,770	30.5	28,237	29.6	21,275	27.6
Construction	35,980	15.7	16,163	13.8	11,080	12.4	10,806	11.5	9,644	11.1
Residential real estate	7,221	15.7	12,371	15.5	10,303	16.4	7,263	16.6	3,645	16.9
Home equity lines	1,634	3.6	3,342	4.4	5,460	4.9	4,710	4.5	1,860	3.3
Consumer	4,541	8.0	10,808	8.9	8,787	7.8	9,737	9.3	4,705	8.3
Allowance amount not allocated	8,751		18,778		21,687		—		—
Total	$143,029	100.0%	$156,673	100.0%	$149,002	100.0%	$155,337	100.0%	$138,601	100.0%

Allowance for Loan Losses
The allowance for loan losses has been established through provisions for loan losses against income.  Loans deemed uncollectible are charged against the allowance for loan losses and any subsequent recoveries are credited to the allowance.  The total allowance for loan losses decreased $13.6 million from year-end 2005 to $143.0 million at December 31, 2006, which reflected the addition of $4.0 million of James Monroe’s allowance at consummation under SOP 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.”  The allowance for loan losses as a percent of loans declined to 1.12% at December 31, 2006 compared with 1.35% at December 31, 2005.  This reflects the establishment of the reserve for unfunded commitments, the overall improving credit quality trends.  During 2006, there was no provision for loan loss expense compared with $1.6 million in 2005.  Net charge-offs decreased to $815 thousand during 2006 compared with $991 thousand during 2005.  The consumer portfolio represented the largest net charge-off amount for 2006 at $1.1 million.  Net charge-offs as a percent of average loans were 0.01%, 0.01% and 0.14% for the years ended December 31, 2006, 2005 and 2004, respectively.  Intensive collection efforts continue after a loan is charged off in order to maximize the recovery of amounts previously charged off.  Recoveries as a percent of loans charged off were 87.0% in 2006, 86.9% in 2005 and 26.3% in 2004.  Recoveries in a given year may not relate to loans charged off in that year.  Further details related to the allowance for loan losses are shown in the tables above and in Note No. 4 - Loans and Allowance for Loan Losses and Reserve for Unfunded Commitments in Notes to Consolidated Financial Statements.

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

The specific allowance allocation is based on an analysis of the loan portfolio by each affiliate bank and Loan Review.  Each loan with an outstanding balance in excess of a specified threshold that is either on nonaccrual status or on the Watchlist is evaluated.  The Watchlist represents loans identified and closely followed by management.  They possess certain qualities or characteristics that may lead to collection and loss issues.  Monitored loans, which are included in the Watchlist, display additional risk characteristics suggesting that they may be classified as nonperforming loans in the near future.  The identified loans are evaluated for potential loss in accordance with SFAS No. 114 and SFAS No. 118 by analyzing current collateral values or present values of cash flows, as well as the capacity of the guarantor, as applicable.  The specific allocation resulting from this review increased to $6.6 million at December 31, 2006 from $4.2 million at December 31, 2005 and was related to specific loan balances of $14.7 million and $12.0 million at December 31, 2006 and 2005, respectively.  See “Nonperforming Assets” in the following section for more detail.

We employ modeling and estimation tools in developing the appropriate allowance and reserve for unfunded commitments.  Bankshares’ allowance consists of formula-based components for business and retail loans, an allowance for impaired loans and an unallocated component.  The following provides a description of each of these components of the allowance, the techniques used and the estimates and judgments inherent in each.  In the first quarter of 2006, management refined the methodologies for the formula-based components to align more appropriately the allowance methodology with our current framework for analyzing credit losses.  Formula-based allowance calculations for business and retail components permit us to address specifically the current trends and events affecting the credit risk in the loan portfolio.  The reserve for unfunded commitments is estimated using the same methodology.

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

The general allowance was $127.7 million and $133.7 million at December 31, 2006 and 2005, respectively.

The combination of specific and general allowance calculations resulted in $134.3 million being allocated to loan portfolio segments at December 31, 2006 compared with $137.9 million at December 31, 2005.  The decrease in the allocated allowance is primarily attributable to improving credit quality over the past several years.

The unallocated allowance represents the difference between the combined specific and general allocations and the actual allowance.  The unallocated allowance recognizes the imprecision inherent in estimating and measuring loss when allocating the allowance to individual, or pools of, loans.  It is designed to capture fully inherent losses in the loan portfolio after taking into consideration these perspectives.  It takes into consideration the allowance level deemed appropriate by each affiliate based on its local knowledge and input from their regulators, including their view from the standpoint of safety and soundness, among other factors.  The amount of this component and its relationship to the total allowance for loan losses may change from one period to another.  At December 31, 2006, the unallocated component of the allowance for loan losses was $8.8 million, or 6.1%, of the allowance for loan losses.

NONPERFORMING ASSETS

A five-year comparison of nonperforming assets is presented below.

	As of December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002
Nonaccrual loans (1)
Commercial	$5,336	$15,771	$25,510	$37,393	$19,944
Commercial real estate	4,777	4,451	1,959	7,363	9,322
Construction	15,690	376	9	651	1,365
Residential real estate	4,583	1,505	2,748	3,721	2,479
Home equity lines	123	88	300	78	105
Consumer	451	374	372	1,146	156
Total	30,960	22,565	30,898	50,352	33,371
Renegotiated loans (1)	—	—	—	—	—
Loans contractually past due 90 days or more and still accruing interest	—	—	—	—	—
Total nonperforming loans	30,960	22,565	30,898	50,352	33,371
Other real estate owned	1,405	667	212	191	132
Total nonperforming assets	$32,365	$23,232	$31,110	$50,543	$33,503
Nonperforming loans as a percent of period-end loans	0.24%	0.19%	0.30%	0.54%	0.46%
Nonperforming assets as a percent of period-end loans and other real estate owned	0.25%	0.20%	0.30%	0.55%	0.46%

(1) Aggregate gross interest income of $2.7 million and $2.1 million in 2006 and 2005, respectively, on nonaccrual and renegotiated loans would have been recorded if these loans had been accruing on their original terms throughout the period or since origination if held for part of the period.  The amount of interest income on the nonaccrual and renegotiated loans that was recorded totaled $0.7 million and $0.5 million in 2006 and 2005, respectively.

Nonperforming Assets
Nonperforming assets consist of nonaccrual loans, renegotiated loans and other real estate owned (i.e., real estate acquired in foreclosure or in lieu of foreclosure).  With respect to nonaccrual loans, our policy is that, regardless of the value of the underlying collateral and/or guarantees, no interest is accrued on the entire balance once either principal or interest payments on any loan are 90 days past due at the end of a calendar quarter.  All accrued and uncollected interest on such loans is reversed out of interest income and is recognized only as it is collected.  If a loan is impaired and has a specific loss allocation based on an analysis under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan — an amendment of FASB Statements No. 5 and 15,” all payments are applied against the loan’s principal.  A loan may be placed on nonaccrual status sooner than this standard if, in management’s judgment, such action is warranted.

Nonperforming assets as a percentage of period-end loans and other real estate owned were 0.25% at December 31, 2006 compared with 0.20% in the preceding year.  At year-end 2006, nonperforming assets were $32.4 million compared with $23.2 million at year-end 2005.  Nonperforming loans totaled $31.0 million at December 31, 2006 compared with $22.6 million at December 31, 2005.  This increase was primarily due to one construction relationship.

The level of monitored loans, or loans with characteristics suggesting that they may be classified as nonperforming in the near future were $2.3 million at December 31, 2006 compared with $2.2 million a year before.  The amount of loans past due 30-89 days increased from $65.2 million at December 31, 2005 to $78.6 million at December 31, 2006.  The increase was primarily reflected in the categories:  commercial, commercial real estate and residential real estate.  In general, the increase was in loans past due 30 days; however, Bankshares has seen a growing delinquency trend in residential real estate loans during the second half of 2006.

Other real estate owned was $1.4 million at December 31, 2006 compared with $667 thousand at December 31, 2005.  These properties generally are sold within a short period; therefore, regardless of the amount, the properties generally will have changed from year to year.  Other real estate owned is carried at the lower of cost or fair market value.  Refer to the data in the “Nonperforming Assets” table on the preceding page, which shows the changes in the amounts of various categories of nonperforming assets over the last five years and sets forth the relationship between nonperforming loans and total loans.

LOAN MATURITY SCHEDULE

The following table illustrates loan diversity by maturity distribution for commercial (including commercial real estate and lease financing) and construction loans as of December 31, 2006.

	Maturing
(Dollars in thousands)	1 year or less	Over 1 through 5 years	Over 5 years	Total
Commercial	$2,371,038	$3,799,876	$1,123,221	$7,294,135
Construction	888,250	999,706	121,881	2,009,837
Total	$3,259,288	$4,799,582	$1,245,102	$9,303,972

Of the $6.0 billion in loans maturing after one year, $3.0 billion, or 50.1%, have fixed interest rates, and $3.0 billion, or 49.9%, have variable interest rates.

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

A balance sheet is considered asset-sensitive when its assets (loans and securities) reprice faster or to a greater extent than liabilities (deposits and borrowings).  An asset-sensitive balance sheet will produce more net interest income when rates rise and less net interest income when rates fall.  A balance sheet is described as liability-sensitive when its liabilities (deposits or borrowings) reprice more frequently or to a greater degree than its assets (loans and securities).  A liability-sensitive balance sheet will produce a lower level of net interest income when interest rates rise and more net interest income when rates fall.  Bankshares’ large noninterest-bearing deposit and equity base funds a loan portfolio with a large percentage of floating-rate commercial and consumer loans, which creates a bias towards asset sensitivity.

To manage this asset sensitivity in our balance sheet, we maintain a large portfolio of fixed-rate, although short-duration, investments. Periodically, we elect to use derivatives to protect assets and liabilities from changes in interest rates.  When deciding whether to use derivatives instead of cash market instruments to achieve the same goal, we consider a number of factors, such as cost, efficiency, the effect on our liquidity and capital and our overall strategy.  The derivatives we use for interest rate risk management purposes are primarily interest rate swaps.  We fully incorporate the market risk associated with interest rate risk management derivatives into our earnings simulation model in the same manner as other on-balance-sheet financial instruments.  The credit risk amount and estimated net fair value of these derivatives as of December 31, 2006 and 2005 are presented in Note No. 18 - Derivative Instruments and Hedging Activities in Notes to the Consolidated Financial Statements.   Derivatives are used for asset/liability management in three ways:  (1) to convert long-term fixed-rate debt to floating-rate payments by entering into receive-fixed swaps at issuance; (2) to convert the cash flows from selected asset and/or liability instruments/portfolios from fixed to floating payments or vice versa; and (3) to hedge the mortgage origination pipeline by utilizing forward commitments for loans held-for-sale.

We assess interest rate risk by comparing projected net interest income in the current rate environment with various interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of the change and the projected shape of the yield curve.  This analysis incorporated substantially all of Bankshares’ assets and liabilities and off-balance sheet instruments as of December 31, 2006.  Through these simulations, management estimates the impact on net interest income of a 200 basis point upward and a 200 basis point downward change in interest rates.  In analyzing interest rate sensitivity for policy measurement, we compare our forecasted net interest income in both “high rate” and “low rate” scenarios to our most likely earnings estimate utilizing a “flat rate” scenario.  The policy measurement period is 12 months in length, beginning with the first month of the forecast.  Our objective is to manage prudently the interest-bearing assets and liabilities on our balance sheet in ways that minimize our exposure to changes in interest rates.  Our “high rate” and “low rate” scenarios assume gradual 100 and 200 basis point increases or decreases in the federal funds rate relative to the “flat rate” scenario.  Our standard approach evaluates expected net interest income in a 200 basis point range both above and below the “flat rate” scenario.  To capture the impact of yield curve-related risk, we simultaneously measure the impact of nonparallel shifts in rates.  A parallel shift would move all points on the yield curve by the same increments.  A nonparallel shift would consist of a 100 basis point increase in short-term rates, while long-term rates would increase by a different amount.  A rate shift in which short-term rates rise to a greater extent than long-term rates is referred to as a “flattening” of the yield curve.  Conversely, long-term rates rising to a greater extent than short-term rates leads to a “steepening” of the yield curve.

EARNINGS SENSITIVITY

The following table summarizes the effect a positive 100 and 200 basis point change and a negative 100 and 200 basis point change in interest rates would have on Bankshares’ net interest income over the next 12 months.

	Calculated increase / (decrease) in projected net interest income
	As of December 31,
Change in interest rates (basis points)	2006	2005
+200	0.1%	2.3%
+100	0.1%	1.3%
-100	(0.5)%	(1.8)%
-200	(2.0)%	(4.6)%

As seen in the “Earnings Sensitivity” table above, within a one-year horizon, the earnings sensitivity model forecasts that, compared with the net interest income projection under stable rates, net interest income remains basically unchanged if interest rates increased by 100 and 200 basis points, respectively.  Conversely, if interest rates decreased by 100 and 200 basis points, net interest income would decrease by 0.5% and 2.0%, respectively.  Bankshares manages the interest rate risk profile within policy limits of +/- 5.0% change in net interest income on a +/- 200 basis point change in interest rates and at December 31, 2006 was within the risk limits established.  These results are not necessarily indicative of future actual results, nor do they take into account certain actions that management may undertake in response to future changes in interest rates.

MARKET VALUE OF EQUITY MODELING

Bankshares also utilizes the market value of equity as a measurement tool in managing interest rate sensitivity.  The market value of equity measures the degree to which the market values of Bankshares’ assets and liabilities and off-balance sheet instruments will change given a change in interest rates.  ALCO guidelines limit the change in market value of equity in a 200 basis point parallel rate shock to 12.5% of the market value of equity assuming interest rates at December 31, 2006.  The up 200 basis point scenario resulted in a 4.6% decrease at December 31, 2006 and a 2.9% decrease at December 31, 2005.  The down 200 basis point scenario resulted in a 1.7% decrease at December 31, 2006 and a 3.9% decrease at December 31, 2005.  At December 31, 2006 and 2005, Bankshares was within its policy guidelines.

The valuation analysis is dependent upon certain key assumptions about the nature of indeterminate maturities of assets and liabilities. Management estimates the average life and rate characteristics of asset and liability accounts based on historical analysis and management’s expectation of rate behavior.  These assumptions are periodically validated and updated.

Market Risk
Market risk is defined as the constraint imposed by lower market values of assets and liabilities as interest rates and equity markets fluctuate.  Changes in market values also affect the fee income earned by IWM, where a significant portion of the fee schedule is tied to current values of assets under management or administration.  Bankshares has designated substantially all of its investment portfolio as available-for-sale, and in accordance with financial reporting standards, this portfolio is reported at fair value.  Changes in fair value, net of tax, are reflected as a component of shareholders’ equity.

Trading Activities
Bankshares provides capital market products to its customers.  From a market risk perspective, Bankshares’ net income is exposed to changes in interest rates, credit spreads, and equities and their implied volatilities.  The primary purpose of Bankshares’ trading business is to accommodate customers in the management of their market price risks.  Derivative transactions executed with customers are simultaneously hedged in the capital markets.  All derivatives transacted with customers used to hedge capital market transactions with customers are carried at fair value.  The ALCO establishes and monitors counterparty risk limits.  The notional amount, exposure amount and estimated net fair value of all customer accommodation derivatives at December 31, 2006 are included in Note No. 18 - Derivative Instruments and Hedging Activities in Notes to the Consolidated Financial Statements.

Equity Markets
Bankshares is directly and indirectly affected by changes in the equity markets.  Bankshares has made investments in private equities and hedge funds.  These private equity investments are made within capital allocations approved by Bankshares’ management. Management reviews these investments at least quarterly and assesses them for possible other-than-temporary impairment.  For nonmarketable investments, the analysis is based on the facts and circumstances of each individual investment and the expectations for that investment’s cash flows and capital needs, the viability of the business model and an appropriate exit strategy.  Private equity investments totaled $25.4 million at December 31, 2006 and $20.7 million at December 31, 2005.  Hedge fund investments totaled $68.8 million at December 31, 2006 and $62.8 million at December 31, 2005.

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

Liquidity Risk
Liquidity risk is the possibility that Bankshares will not be able to fund present and future financial obligations.  The objective of liquidity management is to maintain the ability to meet commitments to fund loans, purchase securities and repay deposits and other liabilities in accordance with their terms.  To achieve this objective, the ALCO establishes and monitors liquidity guidelines that require sufficient asset-based liquidity to cover potential funding requirements and to avoid over-reliance on volatile, less reliable funding markets.  Debt securities in the available-for-sale portfolio provide liquidity, in addition to the immediately liquid resources of cash and due from banks and federal funds sold and securities purchased under resale agreements.  By limiting the maturity of securities and maintaining a conservative investment posture, management can rely on the investment portfolio to help meet any short-term funding needs. U.S. Treasury and agency securities, which provide the greatest liquidity, averaged $1.4 billion in 2006 and 2005.

Core customer deposits historically have provided a substantial source of relatively stable, low-cost funds.  During 2006, core deposits (total deposits less time deposits of $100,000 and over), averaged $10.2 billion compared with $9.8 billion during 2005.  Although not viewed as core deposits, a substantial portion of short-term borrowings comprised of securities sold under agreements to repurchase and commercial paper originate from core deposit relationships tied to the overnight cash management program offered to customers.  Short-term borrowings averaged $1.4 billion during 2006, a 29.8% increase from 2005.

In addition to these sources, Bankshares has access to national markets for certificates of deposit, commercial paper and debt financing.  Should Bankshares need to supplement its liquidity, it also has $3.2 billion in lines with the Federal Home Loan Banks of Atlanta and Pittsburgh (“FHLB”) and back-up commercial paper lines of $40.0 million with commercial banks.  Bankshares is required to obtain approval from holders of Bankshares’ 6.80% unsecured senior notes if Bankshares incrementally borrows in excess of 4% of Average Total Assets under the FHLB lines.

Long-term debt decreased to $659.0 million at December 31, 2006 from $742.2 million at December 31, 2005.  Approximately $17.6 million in Trust Preferred Securities were acquired as part of the James Monroe acquisition.  During 2006, $95.8 million was repaid on long-term debt.  Bankshares can access the capital markets for long-term funding by issuing registered debt and private placements.  In October 2006, Moody’s Investors Service affirmed Mercantile Bankshares Corporation’s commercial paper rating of “P-1” and Bankshares’ subordinated debt rating of “A2.”  Also in October 2006, Standard & Poor’s Ratings Service revised Bankshares’ rating to “A+/Watch Negative/A-1” and counterparty rating of “A+/Watch Negative/A-1.”  Rating agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, quality of the management team, business mix and the level and quality of earnings.

TIER I CAPITAL RATIO*	DIVIDENDS PER SHARE
Regulatory Tier I Minimum: 4.0%	Five-Year Compound Growth Rate: 8.5%
*Tier I equity as percentages of risk-adjusted total assets at December 31,

Capital Resources and Adequacy
Bankshares has consistently maintained a capital to asset ratio higher than its peers as reported in data furnished by its regulators.  Shareholders’ equity averaged $2.3 billion during 2006, which represented an increase of $245.7 million, or 11.7%, over the prior year’s average.  A significant portion of the increase was caused by the shares issued in the James Monroe acquisition that were valued at $63.1 million, plus net earnings retention.

Maintenance of capital strength has long been a guiding principle of Bankshares.  Ample capital is necessary to sustain growth, to provide a measure of protection against unanticipated declines in asset values and to safeguard the funds of depositors.  Capital also provides a source of funds to meet loan demand and enables Bankshares to manage its assets and liabilities effectively.

Shareholders’ equity increased 10.1% to $2.4 billion at year-end 2006 from $2.2 billion at year-end 2005.  The increase was attributable primarily to earnings growth and the shares issued in connection with the James Monroe acquisition partially offset by increased cash dividend payments.  In addition, at December 31, 2006, Bankshares implemented SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  The initial application of SFAS 158 did not affect Bankshares’ results of operations; however, shareholders’ equity was reduced by $23.1 million.  See Note No. 14 — Pension and Other Postretirement Benefit Plans in Notes to Consolidated Financial Statements.

Book value per share was $19.25 at December 31, 2006 compared with $17.81 at December 31, 2005.  The ratio of average equity to average assets was 13.75% in 2006 and 13.51% in 2005, ranking Bankshares among the most strongly capitalized banks in the industry.  Excluding intangible assets average tangible equity to average tangible assets was 9.82% and 9.70% in 2006 and 2005, respectively.  Bankshares believes that excluding intangible assets helps the investor understand the effects of acquisition activities on its results and more closely approximates the basis for measuring the adequacy of capital for regulatory purposes.

While maintaining exceptional capital strength Bankshares also has a share repurchase program.  On June 13, 2006, Bankshares’ Board of Directors authorized the repurchase of two million shares of common stock, in addition to the remaining shares authorized by the Board of Directors in 2001.  At December 31, 2006, there remained 2.7 million shares of common stock authorized for repurchase.  The share repurchase program has supported management’s strategy to enhance shareholder value.  Management has repurchased shares in open market and privately negotiated transactions during periods when capital accumulates at a rate in excess of that required to support the growth of earning assets.  See Note No. 11 - Shareholders’ Equity in Notes to Consolidated Financial Statements and the “Statements of Changes in Consolidated Shareholders’ Equity” found elsewhere in this document for details related to the share repurchase program.  The repurchase programs have been suspended as a condition of the merger agreement with PNC.

Various bank regulatory agencies have implemented capital guidelines, which are directly related to a bank’s risk-based capital ratios.  By regulatory definition, a well capitalized institution, such as Bankshares, faces fewer regulatory constraints on its operations than institutions classified as undercapitalized.  For example, only well capitalized banks can accept brokered deposits without advance regulatory approval.  In addition, FDIC deposit insurance premium rates are significantly lower for banks with higher capital levels.  The “Tier I Capital Ratio” graph above shows that Bankshares has maintained capital levels well in excess of the regulatory minimum over each of the last five years.  For a further discussion of the regulatory capital requirements that apply to Bankshares, see Note No. 11 - Shareholders’ Equity in Notes to Consolidated Financial Statements.  Bank regulatory agencies also impose certain restrictions on transactions among and between subsidiaries of bank holding companies, including extensions of credit, transfers of assets and payments of dividends.  Historically, the dividend restrictions have not limited dividend payments at Bankshares and it is not anticipated that they will have a constraining effect in the future.  In addition to dividend restrictions, Capital requirements also are affected by off-balance sheet risks.  These include such items as letters of credit and commitments to extend credit.  Refer to Note No. 10 - Commitments and Contingencies in Notes to Consolidated Financial Statements for information regarding Bankshares’ commitments.

DIVIDENDS

	2006				2005
Quarter	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Common dividends	$0.28	$0.28	$0.28	$0.26	$0.25	$0.25	$0.25	$0.23

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

For the 30th consecutive year, the annual dividend paid on common stock exceeded the prior year’s level.  Effective with the June 2006 dividend, the quarterly cash dividend was increased 7.7% to $0.28 from $0.26 per share.  Over the last five years, dividends have increased at a compound growth rate of 8.5%.  Management periodically will evaluate the dividend rate in light of Bankshares’ capital strength, profitability and conditions prevailing in the economy in general and the banking industry in particular.  The annual dividends paid per common share were $1.10 in 2006 and $0.99 in 2005.  Total cash dividends paid were $136.7 million in 2006 and $120.2 million in 2005.  The “Dividends” table above presents quarterly dividends paid over the last two years.

On February 6, 2007, Bankshares’ Board of Directors declared a quarterly dividend of $0.28 per share on the common stock, payable February 28, 2007, to stockholders of record as of February 21, 2007.

RECENT COMMON STOCK PRICES
Market Prices (1)

	2006				2005
Quarter	4th	3rd	2nd	1st	4th	3rd	2nd	1st
High	$47.39	$37.96	$39.53	$39.82	$40.09	$37.46	$35.20	$34.90
Low	36.04	34.29	35.00	36.88	34.11	34.13	32.39	32.27

(1) The stock of Mercantile Bankshares Corporation is traded on the Nasdaq Global Select Market under the symbol MRBK.  The quotations represent actual transactions.

As of February 16, 2007, there were 10,811 shareholders of record.

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

Bankshares’ mortgage banking subsidiary, as a Fannie Mae Delegated Underwriting and Servicing lender, has a loss sharing arrangement for loans originated on behalf of and sold to Fannie Mae.  In the ordinary course of business, Bankshares routinely originates and sells mortgage loans in the secondary market.  Typically, these loans are sold under forward commitments.  Refer to Note No. 10 - Commitments and Contingencies in Notes to Consolidated Financial Statements for additional information regarding commitments relating to mortgage banking.

Contractual Obligations and Other Commitments
Through the normal course of business, Bankshares enters into certain contractual obligations and other commitments.  Such obligations generally relate to funding operations through debt arrangements as well as leases of premises and equipment.  For further information on commitments, see Notes No. 5, 9 and 10 in Notes to Consolidated Financial Statements.

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

Additionally, Bankshares has committed to invest funds in third-party private equity investments.

The table below summarizes significant contractual obligations and other commitments.

(Dollars in thousands)	1 Year or less	1-3 years	3-5 years	After 5 years	Total
Contractual obligations
Long-term debt (1)	$18,999	$50,950	$237,585	$351,486	$659,020
Operating leases	18,594	27,316	17,070	46,814	109,794
Purchase obligations	5,000	10,000	10,000	—	25,000
Total contractual obligations by period	$42,593	$88,266	$264,655	$398,300	$793,814
Other commitments
Commitments to extend credit					$5,024,880
Standby letters of credit and financial guarantees					596,879
Unfunded third-party private equity investments					30,552
Total other commitments					$5,652,311

(1) Includes $47.2 million in financing resulting from the sale of the Hopkins Plaza Building. Includes principal payments only.

REVIEW OF EARNINGS AND BALANCE SHEET FOR 2005 TO 2004

Performance & Operating Analysis

On May 18, 2005, Bankshares completed its acquisition of Community Bank of Northern Virginia (“CBNV”), a bank headquartered in Sterling, Virginia, which was merged into MSD&T and became part of MSD&T’s Mercantile Potomac Bank.  CBNV operated 14 branch offices in the Northern Virginia metropolitan market at the time of the acquisition.  The primary reason for the merger with CBNV was to expand Bankshares’ distribution network in Northern Virginia, a higher growth market.  The total consideration paid to CBNV shareholders in connection with the acquisition was $82.9 million in cash and 3.7 million shares of Bankshares common stock, which reflects the adjustment for the three-for-two stock split announced by Bankshares on January 10, 2006.  CBNV transactions have been included in Bankshares’ financial results subsequent to May 18, 2005.  The assets and liabilities of CBNV were recorded on the Consolidated Balance Sheet at their respective fair values. The fair values were determined as of May 18, 2005.  The transaction resulted in total assets acquired as of May 18, 2005 of $888.2 million, including $671.0 million of loans and leases; liabilities assumed were $842.3 million, including $626.9 million of deposits.  Bankshares recorded $162.1 million of goodwill and $4.6 million of core deposit intangible.

Net income in 2005 was $276.3 million compared with $229.4 million in 2004, a 20.4% increase.  Diluted net income per common share was $2.26 in 2005 compared with $1.92 in 2004, an increase of 17.7%.  Return on average assets was 1.78% and return on average equity was 13.18% in 2005 compared with 1.64% and 12.26%, respectively, in 2004.  Average assets increased 10.9% to $15.5 billion; average deposits increased 9.6% to $11.4 billion; and average loans increased 13.5% to $11.0 billion for the year ended December 31, 2005 compared with the prior year.

Net interest income, on a fully tax-equivalent basis, was $624.0 million in 2005 compared with $552.5 million in 2004.  Both changes in the level of interest rates and changes in the amount and composition of interest-earning assets and interest-bearing liabilities affected net interest income.  The net interest margin improved nine basis points to 4.44% for 2005 from 4.35% for 2004.

Noninterest income for 2005 increased by $29.2 million, or 13.6%, to $243.1 million compared with $213.9 million for 2004.  IWM revenues increased 6.3% to $95.8 million in 2005, which was due principally to stronger equity markets, increased new sales in Private Wealth Management and increased brokerage activity.  Mortgage banking fees increased $3.5 million, or 30.7%, over 2004 due to strong performance in the commercial sector.  Residential mortgage banking fees for 2005 were nearly flat when compared with 2004.  Nonmarketable investment income increased $8.5 million, or 74.1%, over 2004 resulting from better private equity investment performance and higher income from bank-owned life insurance (“BOLI”) of which Bankshares purchased an additional $50.0 million in the third quarter of 2005.

Noninterest expenses for 2005 increased $28.9 million, or 7.4%, from 2004.  Year-over-year expenses increased due to approximately $8.0 million related to the acquisition of CBNV; $8.3 million in higher incentive compensation due to improved operating performance; and $6.3 million in merit and staffing increases.  Partially offsetting these increases was a reduction in salaries expense by $2.5 million based on the deferral of loan origination costs.  Professional fees decreased $3.4 million due to reduction in fees for the implementation of compliance with The Sarbanes-Oxley Act of 2002 and for a litigation matter in 2004.  Outsourcing fees increased $5.9 million in 2005 over 2004 due to the outsourcing of IWM back-office functions.

Net occupancy expense increased by $4.3 million, or 17.6%, during 2005 due to 14 net additional branch locations and the loss of outside tenant income from the December 2004 sale of Bankshares’ headquarters building.

Segment Reporting

In the fourth quarter of 2005, the Private Banking Group of MSD&T was consolidated into the Private Banking Group of IWM.  The segment results were reclassified to conform to current presentation for comparability.  Additionally, as loans and deposits were reflected in the IWM segment, a funds transfer-pricing model was utilized to match the duration of the funding and investment of the IWM segment’s assets and liabilities.

Banking
Net income in 2005 was $271.4 million compared with $220.9 million in 2004, a 22.9% increase.  For the year ended December 31, 2005, average assets increased 13.6% to $15.2 billion; average deposits increased 10.9% to $11.4 billion; and average loans increased 13.4% to $10.9 billion.

Net interest income increased 14.1% to $609.8 million in 2005 over $534.5 million in 2004.  The growth in net interest income was largely attributable to a 13.4% increase in average loans outstanding with CBNV contributing approximately 32.1%.   Average loans outstanding increased 13.4% to $10.9 billion for 2005 with the majority of growth in commercial real estate (19.0%), construction loans (28.7%) and consumer loans (13.0%) in 2005 over 2004.

Average deposits for Banking were $11.4 billion in 2005, an increase of 10.9% over 2004.  The strongest year-over-year growth was in certificates of deposit (19.9%), noninterest-bearing deposits (9.3%) and money market deposit accounts(8.5%).  The CBNV acquisition contributed approximately 34.8% of this deposit growth.

The year-over-year increases in noninterest income and noninterest expenses from 2004 were attributable primarily to the CBNV acquisition, increased deposit activity and branch expansion.  Noninterest income increased to $132.2 million in 2005 from $114.5 million in 2004 with gains on sales of bank premises increasing $2.7 million, mortgage-banking fees increasing $3.5 million, nonmarketable investments increasing $2.6 million, insurance fees increasing $1.8 million and electronic banking fees increasing by $2.2 million.  Partially offsetting these gains was a decrease of $0.6 million in deposit service charges.  Noninterest expenses increased to $341.5 million in 2005 from $318.7 million in 2004.  The increase was partially attributable to $8.2 million in additional operating expenses related to the CBNV acquisition and $11.2 million, in salaries and benefits.  Incentive compensation linked to improved operating performance increased $7.7 million and pension expense increased $1.3 million.  Occupancy expense increased by $3.6 million and electronic banking costs increased $2.4 million.

IWM
Net income in 2005 was $16.2 million compared with $16.5 million in 2004.  Excluding the Private Banking Group, IWM net income increased $1.3 million, or 11.5%, in 2005 compared with 2004.  Pretax profit margins, prior to corporate overhead allocations, were 29.9% and 31.1% for 2005 and 2004, respectively.  At December 31, 2005, assets under administration by IWM were $46.5 billion, a decrease of $1.3 billion from the prior year.  Bankshares had investment management responsibility for $20.6 billion and $21.1 billion at December 31, 2005 and 2004, respectively.

The decrease in net income resulted primarily from a reduction in net interest income in the Private Banking Group.  This decline was due to lower earnings attributed to noninterest-bearing demand deposit accounts due to greater volatility in customer balances during 2005.

Revenues increased $3.1 million, or 3.1%, to $103.8 million in 2005 from $100.7 million in 2004.  Revenue increases were achieved in Private Wealth Management, Institutional Investment Management, Mercantile Funds and Brokerage.  Revenues declined in Private Banking despite strong loan and deposit growth.  IWM revenues increased principally due to stronger equity and real estate markets during 2005 compared with 2004, increased new sales in Private Wealth Management and increased brokerage activity.

Expenses increased 4.8% to $72.9 million in 2005 compared with $69.6 million in 2004.  Increases in personnel-related, technology and occupancy expenses were offset by decreases in professional services, travel and marketing expense.

Credit Quality Measures
Provision for loan losses was $1.6 million in 2005 compared with $7.2 million in 2004.  Net charge-offs in 2005 were $1.0 million, or 0.01% of average total loans compared with $13.6 million, or 0.14%, in 2004.  The allowance for loan losses was $156.7 million, or 1.35% of total loans, at December 31, 2005 compared with $149.0 million, or 1.46%, at December 31, 2004.

At December 31, 2005, total nonperforming assets were $23.2 million, or 0.20% of period-end loans and other real estate owned, compared with $31.1 million, or 0.30%, at December 31, 2004.  The decrease in nonperforming loans was due primarily to an improvement in credit quality at MSD&T, the lead bank.

Capital Ratios
The ratio of average shareholders’ equity to average total assets was 13.51% for 2005 and 13.38% for 2004.  Bankshares’ total risk-based capital ratio at December 31, 2005 was 15.37%, and Tier I capital ratio was 11.82%, exceeding the minimum regulatory guidelines of 8.0% and 4.0%, respectively.  Bankshares’ leverage ratios were 9.81% and 10.02% at December 31, 2005 and 2004, respectively, exceeding the minimum regulatory guideline of 4.0%.  As of December 31, 2005, all of Bankshares’ bank affiliates exceeded all capital adequacy requirements necessary to be considered “well capitalized.”  For additional information on Bankshares’ risk-based capital ratios, see Note No. 11 - Shareholders’ Equity in Notes to Consolidated Financial Statements.

QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following is a summary of the quarterly results of operations.

	Three months ended
2006 (Dollars in thousands, except per share data)	Dec. 31	Sept. 30	June 30	March 31
Interest income	$270,160	$258,856	$241,793	$227,913
Interest expense	100,165	92,787	80,383	69,600
Net interest income	169,995	166,069	161,410	158,313
Provision for loan losses	—	—	—	—
Investment securities gains (losses)	7	218	—	(13)
Net income	72,862	71,573	73,092	70,759
Per share of common stock:
Basic	0.58	0.57	0.59	0.58
Diluted	0.57	0.57	0.59	0.57

	Three months ended
2005 (Dollars in thousands, except per share data)	Dec. 31	Sept. 30	June 30	March 31
Interest income	$225,203	$214,525	$197,064	$179,245
Interest expense	62,769	55,283	44,697	36,162
Net interest income	162,434	159,242	152,367	143,083
Provision for loan losses	—	820	—	756
Investment securities gains (losses)	(53)	(32)	76	414
Net income	74,863	70,956	67,873	62,627
Per share of common stock:
Basic	0.61	0.58	0.56	0.53
Diluted	0.60	0.57	0.56	0.52

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

For the twelve months ended December 31,		For the three months December 31,
2006	2005	2006	2005

(1)The net interest margin and efficiency ratios are presented on a fully taxable-equivalent (FTE) and annualized basis.  The FTE basis adjusts for the tax-favored status of income from certain loans and investments.  Management believes this measure to be the preferred industry measurement of net interest income and provides a relevant comparison between taxable and nontaxable investments.

Net interest income (GAAP basis)	$655,787	$617,126	$169,995	$162,434
Taxable-equivalent adjustment	7,371	6,847	1,847	1,833
Net interest income - taxable equivalent	$663,158	$623,973	$171,842	$164,267

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

Return on average equity (GAAP basis)	12.31%	13.18%	11.78%	13.44%
Impact of excluding average intangible assets and amortization	6.09	6.36	6.23	6.82
Return on average tangible equity	18.40%	19.54%	18.01%	20.26%

Average equity to average assets (GAAP basis)	13.75%	13.51%	13.95%	13.59%
Impact of excluding average intangible assets and amortization	(3.93)	(3.81)	(4.15)	(3.98)
Average tangible equity to average tangible assets	9.82%	9.70%	9.80%	9.61%

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

Efficiency ratio (GAAP basis)	49.83%	48.53%	53.29%	47.87%
Impact of excluding:
Securities gains and (losses)	0.01	0.03	—	(0.01)
Gains on sales of premises	0.10	0.24	0.37	—
Amortization of deposit intangibles	(0.75)	(0.67)	(0.91)	(0.66)
Amortization of other intangibles	(0.33)	(0.35)	(0.26)	(0.35)
Restructuring charges	—	—	—	—
Merger-related expenses	(1.54)	(0.17)	(5.58)	(0.16)
Cash operating efficiency ratio	47.32%	47.61%	46.91%	46.69%

(4) Bankshares presents cash operating earnings in order to assess its core operating results.

Net income (GAAP basis)	$288,286	$276,319	$72,862	$74,863
Less:
Securities (gains) and losses, net of tax	(128)	(245)	(4)	32
Gains on sales of premises, net of tax	(1,054)	(2,624)	(992)	—
Plus:
Amortization of deposit intangibles, net of tax	4,140	3,492	1,327	899
Amortization of other intangibles, net of tax	1,845	1,812	388	486
Restructuring charges, net of tax	—	—	—	—
Merger-related expenses, net of tax	9,797	877	9,386	216
Cash operating earnings	$302,886	$279,631	$82,967	$76,496

RECENT ACCOUNTING PRONOUNCEMENTS

On February 16, 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 155, “Accounting for Certain Hybrid Instruments.”  This standard amends the guidance in FASB Statements (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the instrument on a fair value basis.  SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  Bankshares does not anticipate this statement will have a material effect on its results of operations or financial condition.

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

On July 13, 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  An enterprise shall disclose the cumulative effect of the change on retained earnings in the statement of financial position as of the date of adoption and such disclosure is required only in the year of adoption. Bankshares expects that the effect of adopting FIN 48 will result in an immaterial adjustment to 2007 opening retained earnings.

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

On September 20, 2006, the FASB ratified EITF 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.”  This issue addresses how an entity should determine the amount that could be realized under the insurance contract at the balance sheet date in applying FTB 85-4 and if the determination should be on an individual or group policy basis.  EITF 06-5 is effective for fiscal years beginning after December 15, 2006.  The adoption of EITF 06-5 is not expected to have a material effect on Bankshares’ financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Mercantile Bankshares Corporation:

We have audited the accompanying consolidated balance sheet of Mercantile Bankshares Corporation as of December 31, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mercantile Bankshares Corporation at December 31, 2006, and the consolidated results of their operations and their cash flows for the year then ended, in conformity of U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Mercantile Bankshares Corporation’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
February 27, 2007

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria described in the “Internal Control-Integrated Framework” set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment and those criteria, management has concluded that, as of December 31, 2006, Bankshares’ internal control over financial reporting was effective.  Our independently registered public accounting firm has audited management’s assessment of the effectiveness of Bankshares’ internal control over financial reporting as of December 31, 2006 as stated in their report that appears on the following page.

/s/ Edward J. Kelly, III
Edward J. Kelly, III
Chairman, President and Chief Executive Officer

/s/ Terry L. Troupe
Terry L. Troupe
Executive Vice President and Chief Financial Officer

Mercantile Bankshares Corporation
March 1, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Mercantile Bankshares Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Mercantile Bankshares Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Mercantile Bankshares Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Mercantile Bankshares Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, Mercantile Bankshares Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Mercantile Bankshares Corporation as of December 31, 2006 and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended and our report dated February 27, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
February 27, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Mercantile Bankshares Corporation:

In our opinion, the consolidated balance sheet as of December 31, 2005 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of two years in the period ended December 31, 2005 present fairly, in all material respects, the financial position of Mercantile Bankshares Corporation and its subsidiaries at December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Baltimore, MD
March 10, 2006

Consolidated Balance Sheets

DECEMBER 31,
(Dollars in thousands, except per share data)	2006	2005
ASSETS
Cash and due from banks	$347,246	$369,536
Interest-bearing deposits in other banks	200	200
Federal funds sold	2,609	25,104
Total cash and cash equivalents	350,055	394,840

Trading account securities at fair value	3,605	—

Investment securities available-for-sale amortized cost of $3,148,953 (2006) and $3,141,858 (2005)	3,110,453	3,089,628
Investment securities held-to-maturity fair value of $13,462 (2006) and $17,181 (2005)	13,099	16,659

Loans held-for-sale	—	26,263

Loans	12,792,733	11,607,845
Less: allowance for loan losses	(143,029)	(156,673)
Loans, net	12,649,704	11,451,172

Bank premises and equipment, net	141,464	137,419
Other real estate owned, net	1,405	667
Goodwill, net	768,686	670,028
Other intangible assets, net	45,736	46,653
Other assets	631,818	588,400
Total assets	$17,716,025	$16,421,729

LIABILITIES
Deposits:
Noninterest-bearing deposits	$3,271,286	$3,324,650
Interest-bearing deposits	9,502,605	8,752,700
Total deposits	12,773,891	12,077,350
Short-term borrowings	1,652,196	1,237,714
Accrued expenses and other liabilities	213,752	169,780
Long-term debt	659,020	742,163
Total liabilities	15,298,859	14,227,007

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized 2,000,000 shares; issued and outstanding - None
Common stock, $2 par value; authorized 200,000,000 shares; issued shares - 125,581,400 (2006) and 82,165,414 (2005)	251,163	164,331
Capital surplus	672,698	676,830
Retained earnings	1,540,836	1,386,405
Accumulated other comprehensive loss	(47,531)	(32,844)
Total shareholders’ equity	2,417,166	2,194,722
Total liabilities and shareholders’ equity	$17,716,025	$16,421,729

See Notes to Consolidated Financial Statements.

Statements of Consolidated Income

For the years ended December 31,
(Dollars in thousands, except per share data)	2006	2005	2004
INTEREST INCOME
Interest and fees on loans	$863,563	$700,832	$546,531
Interest and dividends on investment securities:
Taxable interest income	126,492	107,133	105,423
Tax-exempt interest income	2,968	3,161	3,266
Other investment income	2,655	2,475	2,314
Total interest and dividends on investment securities	132,115	112,769	111,003
Other interest income	3,044	2,436	1,503
Total interest income	998,722	816,037	659,037
INTEREST EXPENSE
Interest on deposits	251,118	139,917	83,403
Interest on short-term borrowings	55,100	26,266	7,844
Interest on long-term debt	36,717	32,728	22,009
Total interest expense	342,935	198,911	113,256
NET INTEREST INCOME	655,787	617,126	545,781
Provision for credit losses	—	1,576	7,221
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	655,787	615,550	538,560
NONINTEREST INCOME
Investment and wealth management	110,879	95,756	90,050
Service charges on deposit accounts	46,339	43,885	44,263
Mortgage banking related fees	6,786	15,019	11,495
Investment securities gains	212	405	1,239
Nonmarketable investments	23,520	19,882	11,422
Other income	66,998	68,173	55,460
Total noninterest income	254,734	243,120	213,929
NONINTEREST EXPENSES
Salaries	205,826	200,222	187,621
Employee benefits	56,100	46,175	44,676
Net occupancy expense of bank premises	32,783	28,596	24,307
Furniture and equipment expenses	33,445	31,659	31,439
Communications and supplies	16,034	16,406	16,904
Professional services	31,483	21,914	25,302
Advertising and promotional	11,663	9,103	8,418
Other expenses	70,055	66,746	53,291
Total noninterest expenses	457,389	420,821	391,958
Income before income taxes	453,132	437,849	360,531
Provision for income taxes	164,846	161,530	131,124
NET INCOME	$288,286	$276,319	$229,407
NET INCOME PER SHARE OF COMMON STOCK
Basic	$2.32	$2.28	$1.93
Diluted	$2.30	$2.26	$1.92
DIVIDENDS PAID PER COMMON SHARE	$1.10	$0.99	$0.92

See Notes to Consolidated Financial Statements.

Statements of Changes in Consolidated Shareholders’ Equity

FOR YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

		Common	Capital	Retained	Accumulated Other Comprehensive
(Dollars in thousands, except per share data)	Total	Stock	Surplus	Earnings	Income (Loss)
BALANCE, DECEMBER 31, 2003	$1,841,441	$159,545	$548,664	$1,110,748	$22,484
Net income	229,407			229,407
Unrealized losses on securities available-for-sale, net of reclassification adjustment, net of taxes	(25,209)				(25,209)
Comprehensive income	204,198
Cash dividends paid:
Common stock ($0.92 per share)	(109,295)			(109,295)
Issuance of 117,126 shares for dividend reinvestment and stock purchase plan	5,281	234	5,047
Issuance of 24,583 shares for employee stock purchase dividend reinvestment plan	1,130	50	1,080
Stock options
Issuance of 350,110 shares	7,911	700	7,211
Expense	1,892		1,892
Stock awards
Issuance of 35,982 shares	1,632	72	1,560
Deferred compensation	(1,632)			(1,632)
Expense	2,042			2,042
Directors’ deferred compensation plan
Transfer opening balance	6,406		6,406
Contribution	787		787
Dividend	—		168	(168)
Purchase of 1,000,000 shares under stock repurchase plan	(44,110)	(2,000)	(42,110)	—	—
BALANCE, DECEMBER 31, 2004	1,917,683	158,601	530,705	1,231,102	(2,725)
Net income	276,319			276,319
Unrealized losses on securities available-for-sale, net of reclassification adjustment, net of taxes	(30,119)				(30,119)
Comprehensive income	246,200
Cash dividends paid:
Common stock ($0.99 per share)	(120,167)			(120,167)
Issuance of 2,460,995 shares for acquisitions	125,351	4,922	120,429
Fair value of 138,764 converted options related to employee stock option plan of acquired bank	5,182		5,182
Issuance of 108,693 shares for dividend reinvestment and stock purchase plan	5,506	217	5,289
Issuance of 22,803 shares for employee stock purchase dividend reinvestment plan	1,195	46	1,149
Stock options
Issuance of 203,695 shares	4,504	407	4,097
Expense	5,196		5,196
Stock awards
Issuance of 57,728 shares	3,055	116	2,939
Deferred compensation	(3,222)			(3,222)
Expense	2,637			2,637
Directors’ deferred compensation plan
Issuance of 10,994 shares	470	22	448
Contribution	1,132		1,132
Dividend	—	—	264	(264)	—
BALANCE, DECEMBER 31, 2005	2,194,722	164,331	676,830	1,386,405	(32,844)

Continued on following page

FOR YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

					Accumulated Other
		Common	Capital	Retained	Comprehensive
(Dollars in thousands, except per share data)	Total	Stock	Surplus	Earnings	Income (Loss)
Net income	288,286			288,286
Unrealized gains on securities available-for-sale, net of reclassification adjustment, net of taxes	8,457				8,457
Comprehensive income	296,743
Adjustment to initially apply SFAS No. 158, net of taxes	(23,144)
Cash dividends paid:					(23,144)
Common stock ($1.10 per share)	(136,714)			(136,714)
Issuance of 1,833,757 shares for bank acquisition	63,140	3,668	59,472
Fair value of 138,066 converted options related to employee stock option plan of acquired bank	1,605		1,605
Issuance of 134,274 shares for dividend reinvestment and stock purchase plan	4,706	268	4,438
Issuance of 28,613 shares for employee stock purchase dividend reinvestment plan	1,073	57	1,016
Stock options
Issuance of 195,724 shares	4,178	392	3,786
Expense	3,020		3,020
Stock awards and units
Issuance of 177,480 shares	368	355	13
Repurchase of 44,409 shares for tax settlement	(1,755)	(89)	(1,666)
Expense	8,133		8,133
Directors’ deferred compensation plan
Issuance of 5,721 shares	192	11	181
Contribution	981		981
Dividend			347	(347)
Adoption of SFAS No. 123(R)			(3,206)	3,206
Issuance of 41,084,826 shares for a 3-for-2 stock split	(82)	82,170	(82,252)
BALANCE, DECEMBER 31, 2006	$2,417,166	$251,163	$672,698	$1,540,836	$(47,531)

See Notes to Consolidated Financial Statements.

Statements of Consolidated Cash Flows

FOR YEARS ENDED DECEMBER 31,
(Dollars in thousands)	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$288,286	$276,319	$229,407
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	—	1,576	7,221
Depreciation	15,780	15,558	15,645
Amortization of other intangible assets	9,901	8,773	8,142
Provision for deferred tax benefits	(9,678)	(9,263)	(23,749)
Tax benefit from the issuance of stock-based awards	168	—	—
Write-downs of other real estate owned	—	1	14
Gains on sales of other real estate owned	(7)	(198)	(204)
Gains on sales of investments securities	(212)	(405)	(1,239)
Gains on sales of premises	(1,744)	(4,341)	(1,664)
Net (increase) decrease in assets:
Loans held-for-sale	27,468	(14,974)	3,925
Interest receivable	(11,595)	(9,052)	2,486
Nonmarketable investments	(11,972)	13,100	(11,297)
Trading account assets, net	(3,605)	—	—
Other assets	(15,024)	7,360	14,349
Net increase (decrease) in liabilities:
Interest payable	19,286	8,373	(1,113)
Other liabilities	7,329	(1,205)	7,307
Net cash provided by operating activities	314,381	291,622	249,230
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held-to-maturity	3,560	3,517	8,037
Proceeds from maturities of investment securities available-for-sale	1,006,738	898,334	917,216
Proceeds from sales of investment securities available-for-sale	108,184	121,634	49,314
Purchases of investment securities available-for-sale	(1,005,380)	(1,078,446)	(871,948)
Net increase in customer loans	(777,196)	(713,794)	(973,155)
Proceeds from sales of other real estate owned	2,241	485	533
Capital expenditures	(23,831)	(10,214)	(10,474)
Proceeds from sales of premises	2,969	7,981	3,872
Proceeds from sale of interest in Ltd Partnership	6,705	—	—
Business acquisitions (net of cash received)	(61,251)	(78,655)	—
Business acquisition contingent consideration	(8,806)	—	—
Purchase of nonmarketable investments	(14,619)	(58,581)	(9,799)
Net cash used in investing activities	(760,686)	(907,739)	(886,404)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	(149,080)	167,769	298,310
Net increase in interest-bearing deposits	412,602	485,400	238,338
Net increase in short-term borrowings	360,323	340,151	78,836
Proceeds from issuance of long-term debt	—	—	51,250
Repayment of long-term debt	(95,837)	(118,535)	(8,044)
Tax benefit from the issuance of stock-based awards	1,164	—	—
Excess tax benefit related to stock-based awards	860	—	—
Proceeds from issuance of shares	9,957	11,205	14,322
Repurchase of common shares	(1,755)	—	(44,110)
Dividends paid	(136,714)	(120,167)	(109,295)
Net cash provided by financing activities	401,520	765,823	519,607
Net increase (decrease) in cash and cash equivalents	(44,785)	149,706	(117,567)
Cash and cash equivalents at beginning of period	394,840	245,134	362,701
Cash and cash equivalents at end of period	$350,055	$394,840	$245,134
SUPPLEMENTAL INFORMATION
Cash payments for interest	$322,475	$189,186	$114,370
Cash payments for income taxes	175,987	173,306	138,832

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1. SIGNIFICANT ACCOUNTING POLICIES

A. Basis of Presentation
Mercantile Bankshares Corporation (“Bankshares”) is a regional multibank holding company headquartered in Baltimore, Maryland.  At December 31, 2006, Bankshares had $17.7 billion in assets, $12.8 billion in loans and $12.8 billion in deposits.  It is the largest bank holding company headquartered in the state of Maryland.  The two principal lines of business are Banking Services and Investment & Wealth Management (“IWM”), delivered through the lead bank Mercantile-Safe Deposit and Trust Company (“MSD&T”) and 10 affiliated banks.  The consolidated financial statements, which include the accounts of Mercantile Bankshares Corporation (“Bankshares”) (Nasdaq:  MRBK) and all of its affiliates, are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practice within the banking industry.  All significant intercompany transactions have been eliminated.  For purposes of comparability, certain prior period amounts have been reclassified to conform to current period presentation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the disclosure of revenues and expenses during the reporting period.  These estimates and assumptions, such as the accounting for loan losses and reserve for unfunded commitments, depreciation and pension obligations, are based on information available as of the date of the financial statements and could differ from actual results.

Assets (other than cash deposits) held for others under fiduciary and agency relationships are not included in the accompanying balance sheets since they are not assets of Bankshares or its affiliates.  Acquisitions accounted for as purchases are included in the financial statements from the respective dates of affiliation.

On January 10, 2006, Bankshares announced a three-for-two stock split on its common stock.  Certain share, average share and per share amounts have been adjusted to give effect to the split.

B. Investment Securities
Investments are classified as either “held-to-maturity” or “available-for-sale” or “trading” at the date of commitment of purchase.  The fair value of securities is based on pricing services that rely on quoted market prices, or if quoted market prices are not available, then the fair value is estimated using quoted market prices for similar securities, pricing models or discounted cash flow analysis.  Interest and dividends declared on securities are recognized in interest and dividend income on an accrual basis.  Premiums and discounts on debt securities are amortized/accreted by the level yield methods adjusted for the effects of prepayments on the underlying investments.  Realized gains and losses are recognized on a specific identification trade date basis.  Amortized cost is used to compute gains or losses on the sales of securities, which are reported in the Statement of Consolidated Income.

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

C. Loans
Interest income on loans is accrued at the contractual rate on the principal amount outstanding.  Beginning in 2005, loan origination and commitment fees, direct loan acquisition and origination costs, when significant, are deferred and accreted to interest income over the life of the loan or over the commitment period.  Loans held-for-sale in conjunction with the mortgage banking business are carried at the lower of aggregate cost or fair value.  Fees related to loans held-for-sale are recognized as a component of mortgage banking income upon the sale of the loan.  Valuation allowances on these impaired loans reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that are ultimately not received) with the estimated cash flows reevaluated on a quarterly basis.  When scheduled principal or interest payments are past due 90 days or more at quarter-end on any loan, the accrual of interest income is discontinued.  Subsequent receipts on these loans are recorded as a reduction of principal, and interest income is recorded only once principal recovery is reasonably assured.  Previously accrued but uncollected interest on these loans is charged against interest income.  Generally, a loan may be restored to accruing status when all past due principal, interest and late charges have been paid and Bankshares expects repayment of the remaining contractual principal and interest.

In accordance with Statements of Financial Accounting Standards (“SFAS”) Nos. 114 and 118, “Accounting by Creditors for Impairment of a Loan - an amendment of FASB Statements Nos. 5 and 15” a loan is considered impaired when, based on current information and events, if it is probable that Bankshares will not collect all principal and interest payments according to the contractual terms of the loan agreement.  The impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the repayment is expected to be provided predominantly by the underlying collateral. Impaired loans do not include large groups of smaller balance homogeneous loans that are evaluated collectively for impairment (e.g., residential mortgages and consumer installment loans).  The allowance for loan losses related to these loans is included in the allowance for loan losses applicable to other than impaired loans. A majority of Bankshares’ impaired loans are measured by reference to the fair value of the collateral.

D. Allowance for Loan Losses and Reserve for Unfunded Commitments
The allowance for loan losses and reserve for unfunded commitments are estimated at a level considered by management to be adequate to absorb losses inherent in the loan portfolio.  Management’s assessment includes the systematic evaluation of several factors:  current economic conditions and their impact on specific borrowers and industry groups; the level of classified and nonperforming loans; the historical loss probability of default and loss given default by loan type; the results of regulatory examinations; and, in specific cases, the estimated value of underlying collateral.  The assessments of economic conditions, results of regulatory examinations and other risk elements are primarily determined by management at each affiliate and reviewed by Bankshares.  In developing this assessment, management must rely on estimates and exercise judgment in assigning credit risk. Depending on changing circumstances, future assessments of credit risk may yield materially different results from the estimates, which may require an increase or a decrease in the allowance for loan losses and reserve for unfunded commitments.

The allowance is increased or reduced by the loan loss provision charged or credited to operating expenses and reduced by loan charge-offs, net of recoveries.  The provision for loan losses is based on a continuing review of the loan portfolios, past loss experience and current economic conditions that may affect borrowers’ ability to pay.  A loan is charged-off when, in management’s judgment, the collection of the remaining balance carried is remote.  Consumer loans that are 90 days past due at quarter end, unless well secured and in the process of collection, are charged off immediately.

We employ modeling and estimation tools in developing the appropriate allowance and reserve for unfunded commitments.  Bankshares’ allowance consists of formula-based components for business and retail loans, an allowance for impaired loans and an unallocated component.  The following provides a description of each of these components of the allowance, the techniques used and the estimates and judgments inherent in each.  In the first quarter of 2006, management refined the methodologies for the formula-based components to align more appropriately the allowance methodology with our current framework for analyzing credit losses.  Formula-based allowance calculations for business and retail components permit us to address specifically the current trends and events affecting the credit risk in the loan portfolio.  The reserve for unfunded commitments is estimated using the same methodology.

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

The modeling process used in for the determination of the reserve for unfunded lending commitments is consistent with the process for the formula-based component of the allowance for loan losses, also including as a key factor a benchmark average rate at which unfunded exposures have been funded at the time of default.  The development of this modeling in 2006 enabled Bankshares to evaluate specifically the risk inherent in unfunded commitments.  As no model data existed in previous years, prior period data has not been reclassified for comparability.

E. Loans Held-for-Sale
Bankshares enters into commitments to sell loans that it has originated.  Generally, these loans are held for a short term.  Mortgage loans held for sale are recorded at the principal amount less deferred fee income, with fee income subsequently reflected in earnings when the loan is sold.   The carrying amounts of loans held-for-sale are reported at the lower of cost or fair market value, with the original principal amount adjusted to reflect changes in the loans’ fair value as applicable through fair value hedge accounting.  Pursuant to SFAS No. 133, loans held-for-sale, commitments to sell the loans and any commitments to originate loans are recorded on the balance sheet at estimated fair market value.  The determination of any write-down to market value on loans held-for -sale includes consideration of all open positions and outstanding commitments from investors.  Declines in the market value of loans held-for-sale are recorded as a charge in mortgage banking-related fees.  Subsequent declines or recoveries of previous declines in the market value of loans held for sale are recorded in mortgage banking-related fees.  Sales of loans are recorded when the proceeds are received, and any difference between the proceeds and the carrying amount is recorded as a gain or loss in mortgage banking-related fees.

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

H. Goodwill and Intangible Assets
Goodwill is the excess of the cost of Bankshares’ investment over the equity in the net assets of purchased businesses.  Goodwill and identified intangible assets with indefinite useful lives are not subject to amortization.  Rather they are subject to impairment testing on an annual basis, or more often if events or circumstances indicate there may be impairment.

Separately identified intangible assets that have a finite useful life are amortized over that life in a manner that reflects the estimated decline in the economic value of the identified intangible asset.  Identified intangible assets that have a finite useful life are periodically reviewed to determine whether there have been any events or circumstances to indicate the recorded amount is not recoverable from projected undiscounted net operating cash flows.  If the projected undiscounted net operating cash flows are less than the carrying amount, a loss is recognized to reduce the carrying amount to fair value, or when appropriate, the amortization period is reduced.

Bankshares’ impairment evaluations for the year ended December 31, 2006, indicated that none of Bankshares’ goodwill or identified intangible assets was impaired with the exception of one small customer relationship intangible.

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

I. Stock-Based Compensation
Bankshares’ stock-based compensation plans are accounted for in accordance with the provisions of SFAS No. 123(R), “Share-Based Payment.”  Under this standard, awards granted to retirement-eligible employees are expensed immediately; compensation cost for options is determined based on the fair value of each option and the number of options that are granted and expected to vest; and forfeitures are estimated upon the grant of awards and the amount to be charged to expense is reduced by the forfeiture amount.  Bankshares’ stock options have an exercise price equal to the fair value of the stock on the date of grant, and vest based on continued service for a specified period, generally over three to five years.  The fair value of the option is measured on the date of grant using the Black-Scholes option-pricing model with market assumptions.  This amount is amortized on a straight-line basis over the vesting period.  Option pricing models require the use of highly subjective assumptions, including expected stock price volatility, which if changed can materially affect fair value estimates. Compensation expense for restricted stock awards and restricted stock units are based on the closing market value of Bankshares’ stock on the date an award is granted and is amortized as salaries expense in the results of operations in accordance with the applicable vesting schedule, generally on a straight-line over one to three years.

J. Pension and Postretirement Benefit Obligations
Bankshares offers various pension plans and postretirement benefit plans to employees.  The calculation of the obligations and related expenses under these plans requires the use of actuarial valuation methods and assumptions.  Actuarial valuations and assumptions used in the determination of future values of plan assets and liabilities are subject to management judgment and may differ significantly if different assumptions are used.  At December 31, 2006, Bankshares implemented SFAS No.158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).”   Therefore, starting in 2006, Bankshares recognizes the funded status of its benefits plans, measured as the difference between the fair value of plan assets and the benefit obligations in its consolidated statement of financial position.  Gains or losses and prior service costs or credits that arise during the period but are recognized as components of net periodic benefit costs of the period pursuant to SFAS No. 87 and 106 are recognized as a component of other comprehensive income.  Previously, Bankshares recognized corresponding adjustments in other comprehensive income when gains or losses, prior service costs or credits, and transition assets or obligations remaining from the initial application of SFAS 87 and 106 are subsequently recognized as components of net periodic benefits costs pursuant to the recognition and amortization provisions of SFAS No. 87, 88, and 106.  These adjustments are recorded on a tax effected basis.

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

O. Nonmarketable Investments
Nonmarketable investments include private equity investments that are not publicly traded, securities acquired to meet various regulatory requirements (for example, Federal Reserve Bank Stock), bank-owned life insurance and hedge fund investments. Bankshares’ reviews typically include an analysis of the facts and circumstances of each investment for fair value determination, the expectations for the investments’ cash flows and capital needs, the viability of its business model and our exit strategy.  Since these private equity investments have no readily ascertainable fair value, they are reported at amounts that we have estimated to be fair value. In estimating the fair value of each investment, we must apply judgment using certain assumptions.  Bankshares believes that an investment’s cost is the best indication of its fair value initially, provided that there have been no significant positive or negative developments subsequent to its acquisition that indicate the necessity of an adjustment to a fair value estimate.  Private equity investments are reviewed at least quarterly for possible other-than-temporary impairment. If, and when, such an event takes place, Bankshares adjusts the investment’s fair value by an amount that Bankshares believes reflects the nature of the event.  Bankshares recognizes any adjustment to fair value as other noninterest income.  Bank-owned life insurance is carried at cash surrender value, which approximates fair value.  Investments in hedge funds are recorded at fair value.  Changes in fair values are reported as noninterest income.

P. Recent Accounting Pronouncements
On February 16, 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Instruments.”  This standard amends the guidance in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the instrument on a fair value basis.  SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  Bankshares does not anticipate this statement will have a material effect on its results of operations or financial condition.

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

On July 13, 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  An enterprise shall disclose the cumulative effect of the change on retained earnings in the statement of financial position as of the date of adoption and such disclosure is required only in the year of adoption. Bankshares expects that the effect of adopting FIN 48 will result in an immaterial adjustment to 2007 opening retained earnings.

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

On September 20, 2006, the FASB ratified EITF 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.”  This issue addresses how an entity should determine the amount that could be realized under the insurance contract at the balance sheet date in applying FTB 85-4 and if the determination should be on an individual or group policy basis.  EITF 06-5 is effective for fiscal years beginning after December 15, 2006.  The adoption of EITF 06-5 is not expected to have a material effect on Bankshares financial statements.

2. BUSINESS COMBINATIONS

The following provides information concerning mergers, acquisitions and restructurings completed during the two years ended December 31, 2006.  These acquisitions were accounted for as purchases.  The numbers of shares issued in the purchases have been adjusted for the three-for-two stock split.  The results of operations of these acquisitions subsequent to the acquisition dates are included in Bankshares’ Statements of Consolidated Income.  Individually, the results of operations of these acquisitions prior to the acquisition dates were not material to Bankshares’ results of operations.

On July 17, 2006, Bankshares completed its acquisition of James Monroe Bancorp, Inc. (“James Monroe”), an Arlington, Virginia-based commercial bank.  James Monroe was merged into Mercantile-Safe Deposit & Trust Company (“MSD&T”).  At the time of the acquisition, James Monroe operated six full-service branches and a loan production office located in Northern Virginia and suburban Washington, D.C.  The total consideration paid to James Monroe shareholders in connection with the acquisition was $71.4 million in cash and 1.8 million shares of Bankshares’ common stock.  The results of James Monroe’s operations have been included in Bankshares’ financial results subsequent to July 17, 2006.  The assets and liabilities of James Monroe were recorded on the consolidated balance sheet at their respective fair values.  The fair values were determined as of July 17, 2006.  The transaction resulted in total assets acquired of $552 million, including $414 million in gross loans; and liabilities assumed of $507 million, including $434 million in total deposits.  Additionally, Bankshares preliminarily recorded $95.4 million of goodwill and $7.8 million of core deposit intangible (“CDI”).  Intangible assets subject to amortization are being amortized on an accelerated basis.

As part of the acquisition, Bankshares considered SFAS No. 146 and, as such, Bankshares’ exit costs, referred to herein as “merger-related” costs, are defined to include costs for branch closings and related severance, combining operations such as systems conversions, and printing/mailing costs incurred by Bankshares prior to and after the merger date and are included in Bankshares’ results of operations.  Bankshares expensed merger-related costs totaling $1.0 million for 2006.  The costs associated with these activities are included in noninterest expense.  Merger-related expenses incurred to date consisted largely of expenses for systems conversion and branch closing costs.

On May 18, 2005, Bankshares completed its acquisition of CBNV, a bank headquartered in Sterling, Virginia, which was merged into MSD&T.  CBNV operated 14 branch offices in the Northern Virginia metropolitan market at the time of the acquisition.  The primary reason for the merger with CBNV was to expand Bankshares’ distribution network in Northern Virginia, a higher growth market.  The total consideration paid to CBNV shareholders in connection with the acquisition was $82.9 million in cash and 3.7 million shares of Bankshares’ common stock.  CBNV transactions have been included in Bankshares’ financial results subsequent to May 18, 2005.  The assets and liabilities of CBNV were recorded on the consolidated balance sheet at their respective fair values.  The transaction resulted in total assets acquired as of May 18, 2005 of $888.2 million, including $671.0 million of loans and leases; liabilities assumed were $842.3 million, including $626.9 million of deposits.  Additionally, Bankshares recorded $162.9 million of goodwill and $4.6 million of CDI.  CDI are subject to amortization and are being amortized on an accelerated basis.

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

3. INVESTMENT SECURITIES

The amortized cost and fair value of investment securities at December 31, 2006 and 2005 were as follows:

	2006				2005
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held-to-maturity
States and political subdivisions	$13,099	$372	$9	$13,462	$16,659	$541	$19	$17,181
Securities available-for-sale
U.S. Treasury	$338,283	$227	$1,993	$336,517	$434,893	$223	$3,080	$432,036
U.S. Government agencies	843,634	109	6,006	837,737	992,040	29	12,761	979,308
Mortgage-backed securities (1)	1,853,028	2,289	33,587	1,821,730	1,581,845	685	38,269	1,544,261
States and political subdivisions	56,709	163	173	56,699	70,017	306	188	70,135
Other bonds, notes and debentures	6,028	—	92	5,936	19,083	—	215	18,868
Total bonds	3,097,682	2,788	41,851	3,058,619	3,097,878	1,243	54,513	3,044,608
Other investments	51,271	1,099	536	51,834	43,980	1,236	196	45,020
Total	$3,148,953	$3,887	$42,387	$3,110,453	$3,141,858	$2,479	$54,709	$3,089,628

(1)  Maturities are reflected based on projected maturities at time of purchase. Actual maturities will vary as a result of the level of loan prepayments in the underlying mortgage pools.

The amortized cost and fair value of the bond investment portfolio by contractual maturity at December 31, 2006 and 2005 are shown below.

	2006		2005
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities held-to-maturity
Within 1 year	$1,990	$1,989	$2,347	$2,349
1-5 years	5,574	5,664	7,353	7,492
5-10 years	5,535	5,809	6,959	7,340
After 10 years	—	—	—	—
Total	$13,099	$13,462	$16,659	$17,181
Securities available-for-sale
Within 1 year	$761,878	$757,365	$621,979	$617,587
1-5 years	2,196,139	2,162,643	2,292,959	2,244,736
5-10 years	139,665	138,611	182,940	182,285
After 10 years	—	—	—	—
Total	$3,097,682	$3,058,619	$3,097,878	$3,044,608

At December 31, 2006 and 2005, no single issue of investment securities exceeded 10.0% of shareholders’ equity. At December 31, 2006 and 2005, securities with an amortized cost of $1.6 billion and $1.3 billion, respectively, were pledged as collateral for certain deposits as required.

The following table shows the gross unrealized losses and fair value of Bankshares’ investments with unrealized losses that are not deemed to be other-than-temporarily impaired (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006 and 2005.

	Less than 12 Months		12 months or more		Total
	Gross		Gross		Gross
At December 31, 2006	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value	Losses	Value

U.S. Treasury	$382	$181,456	$1,611	$155,061	$1,993	$336,517
U.S. Government agencies	328	293,051	5,678	544,686	6,006	837,737
Mortgage-backed securities	1,364	713,866	32,223	1,107,864	33,587	1,821,730
States and political subdivisions	14	38,913	159	17,785	173	56,699
Other bonds, notes and debentures	—	—	92	5,936	92	5,936
Total bonds	2,088	1,227,286	39,763	1,831,333	41,851	3,058,619
Other investments	536	51,834	—	—	536	51,834
Total	$2,624	$1,279,120	$39,763	$1,831,333	$42,387	$3,110,453

	Less than 12 Months		12 months or more		Total
	Gross		Gross		Gross
At December 31, 2005	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value	Losses	Value

U.S. Treasury	$1,301	$334,188	$1,779	$97,848	$3,080	$432,036
U.S. Government agencies	4,834	513,169	7,927	466,139	12,761	979,308
Mortgage-backed securities	15,420	1,026,218	22,848	518,043	38,269	1,544,261
States and political subdivisions	173	83,626	34	3,690	207	87,316
Other bonds, notes and debentures	30	5,129	186	13,739	215	18,868
Total bonds	21,758	1,962,330	32,774	1,099,459	54,532	3,061,789
Other investments	196	45,020	—	—	196	45,020
Total	$21,954	$2,007,350	$32,774	$1,099,459	$54,728	$3,106,809

The unrealized losses on Bankshares’ investments in U. S. Treasury obligations and direct obligations of U. S. Government agencies were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.  Because Bankshares has the ability and intent to hold those investments until a recovery of fair value, which may be at maturity, Bankshares does not consider those investments to be other-than-temporarily impaired at December 31, 2006.

The unrealized losses on Bankshares’ investment in federal agency mortgage-backed securities were caused by interest rate increases. Bankshares purchased those investments at a modest premium or discount to their face amount, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. Government.  Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of Bankshares’ investment.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because Bankshares has the ability and intent to hold those investments until a recovery of fair value, which may be at maturity, Bankshares does not consider those investments to be other-than-temporarily impaired at December 31, 2006.

The unrealized losses on Bankshares’ investments in state and political subdivision obligations were caused by interest rate increases.  Credit quality within this portfolio remained strong with 78.8% of the portfolio rated AAA and 100.0% of the portfolio rated investment grade.  The contractual terms of those investments do not permit the issuer to settle the security at a price less than the amortized cost of the investment.  Because Bankshares has the ability and intent to hold those investments until a recovery of fair value, which may be at maturity, it does not consider those investments to be other-than-temporarily impaired at December 31, 2006.

The unrealized losses on Bankshares’ investments in other bonds, notes and debentures were caused by interest rate increases.  The credit quality of these bonds has remained strong throughout 2006 and it is expected that the securities would not be settled at a price less than the amortized cost of Bankshares’ investment.  Because Bankshares has the ability and intent to hold those investments until a recovery of fair value, which may be at maturity, it does not consider those investments to be other-than-temporarily impaired at December 31, 2006.

Bankshares’ investments in other investments consist of investments in common stock of other banking companies and a mutual fund that invests in bonds that qualify as Community Reinvestment Act (“CRA”) investments.  The unrealized loss of $536 thousand relates to the CRA mutual fund.  Based on the level of the impairment (approximately 1% of the cost) and the duration of the impairment (less than 12 months) and Bankshares’ ability and intent to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value, Bankshares does not consider this investment to be other-than-temporarily impaired at December 31, 2006.

The following table shows the gross realized gains and losses on the sale of securities in the available-for-sale portfolio, including marketable equity securities.

	2006		2005		2004
	Gross	Gross	Gross	Gross	Gross	Gross
	Realized	Realized	Realized	Realized	Realized	Realized
(Dollars in thousands)	Gains	Losses	Gains	Losses	Gains	Losses
Securities available-for-sale
Debt	$35	$40	$293	$56	$—	$202
Other Investments	230	13	279	111	1,441	—
Total	$265	$53	$572	$167	$1,441	$202

4. LOANS AND ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED COMMITMENTS

Loans at December 31, 2006 and 2005 were as follow.

(Dollars in thousands)	2006	2005
Commercial and leasing	$3,053,832	$2,957,301
Commercial real estate	4,240,303	3,703,297
Construction	2,009,837	1,607,095
Residential real estate	2,012,960	1,802,373
Home equity lines	455,655	505,508
Consumer	1,020,146	1,032,271
Total	$12,792,733	$11,607,845

At December 31, 2006 and 2005, $31.0 million and $22.6 million, respectively, were placed on nonaccrual loans (loans in which interest income is recognized only as collected).  Interest income on nonaccrual loans that would have been recorded if accruing was $2.7 million and $2.1 million in 2006 and 2005, respectively.  Interest income on nonaccrual loans that was recorded totaled $0.7 million and $0.5 million in 2006 and 2005, respectively.  See Note 1 - Significant Accounting Policies for an explanation of the nonaccrual loan policy.

In first quarter of 2006, we reclassified $14.0 million of the allowance for loan losses to a reserve for unfunded commitments, which is included in the other liabilities section of the consolidated balance sheet.  The modeling process used in the determination of the reserve for unfunded lending commitments is consistent with the process for the formula-based component of the allowance for loan losses, also including as a key factor a benchmark average rate at which unfunded exposures have been funded at the time of default.  The development of this modeling in 2006 enabled Bankshares to evaluate specifically the risk inherent in unfunded commitments and make the reclassification discussed above.  As no model data existed in previous years, prior period data has not been reclassified for comparability.  In the third quarter of 2006, Bankshares reclassified $1.8 million of the allowance for loan losses to the reserve for unfunded commitments.  This resulted from a refinement in the manner in which the required reserves for unfunded commitments were calculated.

The changes in the allowance for loan losses follow.

(Dollars in thousands)	2006	2005
Allowance for Loan Losses
Balance, beginning of period	$156,673	$149,002
Allowance of acquired bank	3,985	7,086
Provision for credit losses	(990)	1,576
Transfer to reserve for unfunded commitments	(15,824)	—
Total	143,844	157,664
Charge-offs	(6,287)	(7,602)
Recoveries	5,472	6,611
Net charge-offs	(815)	(991)
Balance, end of period	$143,029	$156,673

Reserve for Unfunded Commitments
Balance, beginning of period	$—	$—
Provision for credit losses	990	—
Transfer from allowance for loan losses	15,824	—
Balance, end of period	$16,814	$—

Information with respect to impaired loans and the related valuation allowance (if the measure of the impaired loan is less than the recorded investment) as of December 31, 2006 and 2005 is shown below.  Refer to Note No. 1 - Significant Accounting Policies for an expanded discussion on impaired loans.

(Dollars in thousands)	2006	2005
Impaired loans with a specific valuation allowance	$14,725	$11,512
All other impaired loans	11,078	9,086
Total impaired loans	$25,803	$20,598

Specific allowance for loan losses applicable to impaired loans	$6,556	$4,150
General allowance for loan losses applicable to other than impaired loans	136,473	152,523
Total allowance for loan losses	$143,029	$156,673

Year-to-date interest income on impaired loans recorded on the cash basis	$137	$128
Year-to-date average recorded investment in impaired loans during the period	$24,656	$26,703

5. BANK PREMISES AND EQUIPMENT

Bank premises and equipment at December 31, 2006 and 2005 consisted of the following:

(Dollars in thousands)	2006	2005
Land	$26,774	$26,670
Building and leasehold improvements	149,551	144,200
Equipment	118,625	113,134
Total bank premises and equipment	294,950	284,004
Accumulated depreciation and amortization	(153,486)	(146,585)
Bank premises and equipment, net	$141,464	$137,419

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

Total rental expense for 2006, 2005 and 2004 was:

(Dollars in thousands)	2006	2005	2004
Bank premises (1)	$15,201	$11,185	$9,501
Equipment / software expense	6,556	6,053	5,670
Total rental expense	$21,757	$17,238	$15,171

(1) Amounts do not reflect offset for rental income from outside tenants.

The main offices of Bankshares and MSD&T are located in a 21-story building at Two Hopkins Plaza in Baltimore, Maryland. Pursuant to the lease agreement, effective as of December 13, 2004, MSD&T agreed to lease up to approximately 179,000 square feet of prime office space and approximately 27,000 square feet of back-office and storage space at Two Hopkins Plaza, for a term of ten years.  At December 31, 2006, MSD&T and Bankshares occupied approximately 206,000 square feet.  The lease agreement contains two five-year renewal options.  The lease agreement is accounted for as a lease-financing obligation. See Note No. 9 - Long-term Debt found elsewhere in this document.

At December 31, 2006, the aggregate minimum rental commitments under non-cancelable operating leases were as follows:

2007- $18.6 million, 2008 - $15.4 million, 2009 - $11.9 million, 2010 - $9.8 million, 2011 - $7.3 million, thereafter - $46.8 million.

6. OTHER ASSETS & LIABILITIES

The following table provides selected information on Bankshares’ other assets at December 31, 2006 and 2005.

(Dollars in thousands)	2006	2005
Nonmarketable investments
Private equity and other investments	$80,161	$69,445
Hedge funds-of-funds	68,771	62,778
Bank-owned life insurance	162,495	152,613
Total nonmarketable investments	311,427	284,836
Interest receivable	103,648	90,075
Deferred taxes, net	101,326	79,322
Prepaid assets	61,751	82,667
All other assets	53,666	51,500
Total other assets	$631,818	$588,400

Net gains from sales or income from private equity and other nonmarketable investments were $10.4 million, $10.8 million and $2.6 million in 2006, 2005 and 2004, respectively. Income from hedge funds was $6.2 million, $8.4 million and $5.5 million in 2006, 2005 and 2004, respectively. In the third quarter of 2005, Bankshares purchased additional bank-owned life insurance in the amount of $50.0 million and acquired $13.0 million through the CBNV acquisition. Income from bank-owned life insurance was $6.9 million, $4.8 million and $3.3 million in 2006, 2005 and 2004, respectively.

The following table provides selected information on Bankshares’ other liabilities at December 31, 2006 and 2005.

(Dollars in thousands)	2006	2005
Accrued expenses	$95,801	$81,906
Interest payable	46,736	26,276
All other liabilities	71,215	61,598
Total other liabilities	$213,752	$169,780

7. DEPOSITS

Included in time deposits are certificates of deposit issued in denominations of $100,000 and over, which totaled $2.3 billion and $1.7 billion at December 31, 2006 and 2005, respectively. The amount outstanding and maturity distribution of time deposits issued in amounts of $100,000 and over at December 31, 2006 are presented in the following table.

		Maturing
(Dollars in thousands)	Total	1 year or less	Over 1 through 2 years	Over 2 through 3 years	Over 3 through 4 years	Over 4 through 5 years	Over 5 5 years
Time deposits
$100,000 and over	$2,339,321	$2,047,895	$141,835	$68,009	$56,488	$23,309	$1,785

Deposits at December 31, 2006 and 2005 consisted of the following.

(Dollars in thousands)	2006	2005
Noninterest-bearing	$3,271,286	$3,324,650
Savings	1,110,904	1,339,215
Checking plus interest	1,295,472	1,430,524
Money market	2,299,054	1,944,513
Time - $100,000 and over	2,339,321	1,743,885
Other time	2,457,854	2,294,563
Total	$12,773,891	$12,077,350

8. SHORT-TERM BORROWINGS

The following table provides selected information on Bankshares’ short-term borrowings and applicable weighted average interest rates at December 31, 2006 and 2005.

	Year-end		During Year
2006 (Dollars in thousands)	Amount	Rate	Highest	Average	Rate
Federal funds purchased and securities sold under repurchase agreements	$1,529,752	4.33%	$1,529,752	$1,278,057	3.99%
Commercial paper	122,444	3.04	204,619	157,025	2.61
Total	$1,652,196	4.24%		$1,435,082	3.84%

	Year-end		During Year
2005 (Dollars in thousands)	Amount	Rate	Highest	Average	Rate
Federal funds purchased and securities sold under repurchase agreements	$1,044,660	3.04%	$1,084,364	$928,207	2.49%
Commercial paper	193,054	2.37	209,355	177,781	1.79
Total	$1,237,714	2.93%		$1,105,988	2.37%

Other short-term borrowings consist of borrowings from the Federal Home Loan Bank of Atlanta. During 2006 and 2005, commercial paper borrowings were partially supported by back-up lines of credit of $40.0 million. Unused committed lines of credit at December 31, 2006 and 2005 were $40.0 million. These lines of credit are paid for quarterly, semiannually or annually on a fee basis of 0.09%. In addition, Bankshares also has $3.2 billion in lines with the Federal Home Loan Banks of Atlanta and Pittsburgh (“FHLB”), although Bankshares’ $15.0 million in senior notes contain debt covenant restrictions that limit additional FHLB borrowings to 4.00% of average total assets unless Bankshares renegotiates this restriction with existing investors.

9. LONG-TERM DEBT

Long-term debt at December 31, 2006 and 2005 consisted of the following.

(Dollars in thousands)	2006	2005
Senior notes of Bankshares, unsecured 6.80%, due 2009	$15,000	$50,000
Senior notes of MSD&T, unsecured (1) 5.70%, due 2011 Book value	199,775	199,739
Fair value basis adjustment	(2,571)	(866)
Adjusted balance	197,204	198,873
Subordinated notes of MSD&T, unsecured (2) Floating rate of LIBOR plus 2.75%, due 2014-Book value	9,819	9,794
Subordinated notes of Bankshares, unsecured (3) 4.625%, due 2013-Book value	299,478	299,410
Fair value basis adjustment	(10,067)	(9,486)
Adjusted balance	289,411	289,924
Lease finance obligation, Hopkins building (4) 4.00%, due 2011	47,183	49,288
Advances from Federal Home Loan Bank (5) Ranging from 2.00% to 5.51% yield, due 2007 to 2018	82,786	144,284
Trust Preferred Securities (6)	17,527	—
Fair value basis adjustment	90	—
Adjusted balance	17,617	—
Total	$659,020	$742,163

Note: All debt is subject to interest payments at various intervals. Several of the FHLB advances and the lease-financing obligation are subject to monthly principal payments.

(1) The debt has a face value of $200.0 million, with an unamortized discount of $225 thousand based on an effective rate of 6.26%. These fixed-rate notes were converted to floating rates through an interest rate swap. This swap was designed as a hedge of the fair value of the debt; therefore, the debt has been adjusted to reflect the change in the fair value of the swap.

(2) The debt has a face value of $10.0 million, with an unamortized discount of $181 thousand based on an effective rate of 8.12%.

(3) The debt has a face value of $300.0 million, with an unamortized discount of $522 thousand based on an effective rate of 5.36%. $150.0 million of these fixed-rate notes were converted to floating rates through interest rate swaps. These swaps were designed as a hedge of the fair value of the debt; therefore, the debt has been adjusted to reflect the change in the fair value of the swap.

(4) Represents the unamortized amount due on the lease of the Hopkins Plaza Building.

(5) Of the $82.8 million that the Federal Home Loan Bank of Atlanta (“FHLB”) advanced to Bankshares as of December 31, 2006, $38.4 million is convertible to three-month LIBOR at the option of the FHLB. These advances are convertible on a quarterly basis upon written notice from the FHLB. With the exception of $14.9 million in advances, each of these convertible advances is within its conversion period and may be converted on any quarterly payment date should the FHLB give notice. Of the $14.9 million in advances, $5.0 million is callable on September 20, 2007 and $9.9 million is callable on March 11, 2008.

(6) Of the $17.5 million of James Monroe Trust Preferred securities, $5.2 million (Trust I) is floating at 3 month LIBOR with a 3.60% spread, $4.1 million (Trust II) is floating at 3 month LIBOR with a 3.10% spread and $8.2 million (Trust III) is fixed at 6.253% with a repricing date of September 15, 2010.

The annual maturities on all long-term debt are 2007 - $19.0 million, 2008 - $26.6 million, 2009 - $24.3 million, 2010 - $3.4 million, 2011 - $234.2 million, thereafter - $351.5 million.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit were $5.0 billion at December 31, 2006 and $4.8 billion at December 31, 2005.

Letters of credit are commitments issued to guarantee the performance of a customer to a third party. Outstanding letters of credit were $596.9 million at December 31, 2006 and $540.6 million at December 31, 2005. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the fees received for issuing letters of credit are deferred and amortized over the life of the commitment. The unamortized fees on letters of credit at December 31, 2006 and December 31, 2005 had a carrying value of $2.6 million and $2.7 million, respectively.

Bankshares’ mortgage banking subsidiary is a Fannie Mae Delegated Underwriting and Servicing lender and has a loss-sharing arrangement for loans originated on behalf of and sold to Fannie Mae. The unamortized principal balance of the underlying loans totaled $330.9 million at December 31, 2006 and $249.8 million at December 31, 2005. The reserve for potential losses on loans originated and sold in the secondary market was $154 thousand and $61 thousand at December 31, 2006 and December 31, 2005, respectively. The mortgage subsidiary also has originated and sold loans with recourse in the event of foreclosure on the underlying real estate.

Bankshares has committed to invest funds in third-party private equity funds. At December 31, 2006 and 2005, $30.6 million and $26.6 million, respectively, remained unfunded.

Bankshares entered into a seven-year service contract with SunGard Wealth Management Services, which subsequently sold its business to Reliance Information Systems, LLC, to provide a new core wealth management accounting system and back-office operations beginning in January 2005. The annual purchase obligation commitments on this contract are: 2007 - $5.0 million, 2008 - $5.0 million, 2009 - $5.0 million, 2010 - $5.0 million, 2011 - $5.0 million.

For additional information on other commitments, see Notes No. 5, 9, and 18.

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

Thereafter, certain plaintiffs who had initially opted out of the proposed settlement and other objectors challenged the validity of the settlement in the district court. The district court denied their arguments and approved the settlement. These “opt out” plaintiffs and other objectors appealed the district court’s approval of the settlement to the Third Circuit Court of Appeals. In August 2005, the Third Circuit reversed the district court’s approval of the settlement and remanded the case to the district court with instructions to consider and address certain specific issues when re-evaluating the settlement.  In July 2006, the settling parties modified the original settlement agreement and submitted the modified settlement agreement to the District Court.  Certain individuals who were excluded from the settlement class have filed two actions on behalf of a putative class of plaintiffs alleging claims similar to those raised in the initial filing.  These actions were later consolidated in the Western District of Pennsylvania.

11. SHAREHOLDERS’ EQUITY

On January 10, 2006, Bankshares announced a three-for-two stock split on its common stock payable in the form of a stock dividend on January 27, 2006 to stockholders of record as of the close of business on January 20, 2006. The split is reflected in certain share, average share and per share amounts.

The Board of Directors has the authority to classify and reclassify any unissued shares of preferred stock by fixing the preferences, rights, voting powers (which may include separate class voting on certain matters), restrictions and qualifications, dividends, times and prices of redemption and conversion rights.

Bankshares has a Dividend Reinvestment and Stock Purchase Plan. The Plan allows shareholders to invest their cash dividends automatically in Bankshares stock at a price that is 5% less than the market price on the dividend payment date. Plan participants also may make additional cash payments to purchase stock through the Plan at the market price. The number of shares of common stock that remain available for issuance under the Plan is 228,492 shares. Bankshares reserves the right to amend, modify, suspend or terminate the Plan at any time at its discretion. Pursuant to the PNC merger agreement, Bankshares suspended the Plan until the effective time of the merger.

Bankshares has an Employee Stock Purchase Plan. The Plan allows employees (other than executive officers of Bankshares) to purchase stock through payroll deduction and dividend reinvestment at the then current market price for employee purchases and at 95% of market for dividend reinvestment. The number of shares of common stock that remain available for issuance under the Plan is 1,046,902 shares. Bankshares reserves the right to amend, modify, suspend or terminate the Plan at any time at its discretion. Pursuant to the PNC merger agreement, Bankshares suspended the Plan until the effective time of the merger.

The Board of Directors has authorized Bankshares to purchase shares of its common stock. Purchases may be made from time to time, subject to regulatory requirements, in the open market or in privately negotiated transactions. Purchased shares are retired. In 2006, Bankshares purchased 44,409 shares in net settlement of the minimum tax liability for vested restricted stock. During 2005 there were no shares repurchased under this plan. In June 2006, the Board of Directors authorized the repurchase of an additional two million shares. The number of shares remaining available for purchase under the plan was 2,670,081 shares at December 31, 2006. Pursuant to the PNC merger agreement, Bankshares suspended the Plan until the effective time of the merger.

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

Cash dividends paid to Bankshares by its consolidated subsidiaries for the years ended 2006, 2005 and 2004 were $165.7 million, $173.0 million and $145.8 million, respectively. In aggregate, our affiliate banks have $447.7 million of capital beyond the level necessary to maintain “well capitalized” status at December 31, 2006. The amount of dividends that Bankshares’ bank and nonbank affiliates could have paid to the holding company without approval from bank regulators at December 31, 2006 was $361.5 million.

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

On March 29, 2006, the Compensation Committee authorized the issuance of up to 317,802 performance-based restricted stock units (“Performance RSUs”) pursuant to the 2006 Performance Stock Program. The vesting of the Performance RSUs will be determined based upon the percentage improvement in Bankshares’ pre-tax operating income (“PTOI”) over a three-year performance period (the “Performance Period”) ending December 31, 2008 (with no adjustments for acquisitions or other extraordinary events). In addition to the performance period, the awards earned are subject to an additional one-year service requirement. Depending on actual performance, the Performance RSUs will vest at levels from 0% to 100%. Bankshares recognized compensation expense related to the vesting of 211,868 of these Performance RSUs during 2006. On the same date, the Committee also awarded 104,630 RSUs to Bankshares’ chief executive officer. The award will vest ratably over four years. The Performance RSUs and the RSUs granted to Bankshares chief executive officer vest and convert into common stock in connection with a change of control of Bankshares.

Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by weighted average common shares outstanding, which were 124,080,613 for 2006, 121,348,742 for 2005 and 118,830,128 for 2004. Diluted EPS is computed using the same components as in basic EPS with the denominator adjusted for the dilutive effect of weighted average common shares from the various share-based compensation plans. The adjusted weighted average shares were 125,321,143 for 2006, 122,390,007 for 2005 and 119,781,506 for 2004. The following tables provide reconciliations between the computation of basic EPS and diluted EPS for the years ended December 31, 2006, 2005 and 2004.

2006 (In thousands, except per share data)	Net Income	Weighted Average Common Shares	EPS
Basic EPS	$288,286	124,081	$2.32
Dilutive effect of :
Stock options		826
Restricted stock awards and units		117
Vested directors’ deferred compensation plan shares		297
Diluted EPS	$288,286	125,321	$2.30

2005 (In thousands, except per share data)	Net Income	Weighted Average Common Shares	EPS
Basic EPS	$276,319	121,349	$2.28
Dilutive effect of :
Stock options		665
Restricted stock awards		115
Vested directors’ deferred compensation plan shares		261
Diluted EPS	$276,319	122,390	$2.26

2004 (In thousands, except per share data)	Net Income	Weighted Average Common Shares	EPS
Basic EPS	$229,407	118,830	$1.93
Dilutive effect of :
Stock options		689
Restricted stock awards		89
Vested directors’ deferred compensation plan shares		174
Diluted EPS	$229,407	119,782	$1.92

Antidilutive weighted average common shares from the various share-based compensation plans excluded from the computation of diluted EPS were 48,895 for 2006, none for 2005 and 61,417 for 2004.

Comprehensive Income
The two major components of comprehensive income are net income and other comprehensive income. Other comprehensive income includes such items as net unrealized gains and losses on securities available-for-sale. During the year ended December 31, 2006, Bankshares implemented SFAS 158. The initial application of SFAS 158 did not affect Bankshares’ results of operations however, shareholders’ equity through accumulated other comprehensive income was reduced by $23.1 million as of December 31, 2006. The following table summarizes the market value change and related tax effect of unrealized gains (losses) on securities available-for-sale for each of the three years in the period ended December 31, 2006. See the “Statements of Changes in Consolidated Shareholders’ Equity.”

2006 (Dollars in thousands)	Pretax Amount	Tax (Expense) Benefit	Net Amount
Net Income			$288,286
Other comprehensive income
Unrealized holding gains arising during the period	13,941	(5,356)	8,585
Reclassification adjustment for gains included in net income	(212)	84	(128)
Total other comprehensive income	13,729	(5,272)	8,457
Total comprehensive income			$296,743
Adjustment to initially apply SFAS No. 158, net of taxes	$(38,287)	15,143	$(23,144)

2005 (Dollars in thousands)	Pretax Amount	Tax Benefit	Net Amount
Net Income			$276,319
Other comprehensive income
Unrealized holding losses arising during the period	(47,718)	17,844	(29,874)
Reclassification adjustment for gains included in net income	(405)	160	(245)
Total other comprehensive losses	(48,123)	18,004	(30,119)
Total comprehensive income			$246,200

2004 (Dollars in thousands)	Pretax Amount	Tax Benefit	Net Amount
Net Income			$229,407
Other comprehensive income
Unrealized holding losses arising during the period	(39,156)	14,696	(24,460)
Reclassification adjustment for gains included in net income	(1,239)	490	(749)
Total other comprehensive losses	(40,395)	15,186	(25,209)
Total comprehensive income			$204,198

Capital Adequacy
Bankshares and its bank affiliates are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on Bankshares’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Bankshares and its bank affiliates must meet specific capital guidelines that involve quantitative measures of Bankshares’ assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Bankshares’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Bankshares and its bank affiliates to maintain at least the minimum amounts and ratios of Tier I capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes that, as of December 31, 2006, Bankshares and its bank affiliates exceeded all capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notification from the primary regulators for each of Bankshares’ affiliate banking institutions categorized them as well capitalized under the prompt corrective action regulations. To be categorized as well capitalized, a bank must maintain certain capital ratios above minimum levels. These capital ratios include Tier I capital and total risk-based capital as percents of net risk-weighted assets and Tier I capital as a percent of adjusted average total assets (leverage ratio). There are no conditions or events since the last notifications that management believes have changed the affiliate banks’ category.

Actual capital amounts and ratios are presented in the following table for Bankshares and its affiliates. The minimum ratios for capital adequacy purposes are 4.00%, 8.00% and 4.00% for the Tier I Capital, Total Capital and Leverage ratios, respectively. To be categorized as well capitalized, a bank must maintain minimum ratios of 6.00%, 10.00% and 5.00% for its Tier I Capital, Total Capital and Leverage ratios, respectively. Bankshares, as a bank holding company, is not subject to the well-capitalized requirement. No deduction from capital is required for interest rate risk or the pension adjustment resulting from the adoption of SFAS 158 “Employees’ Accounting for Defined Benefit Pension and Other Retirement Plans, an amendment of FASB Statements No. 87, 88,106 and 132(R).” See Note No. 14 — Pensions and Other Postretirement Benefit Plans.

December 31, 2006 (Dollars in thousands)	Tier I Capital	Total Risk-Based Capital	Net Risk- Weighted Assets	Adjusted Average Total Assets	Tier I Capital Ratio	Total Capital Ratio	Leverage Ratio
Bankshares	$1,676,117	$2,135,443	$13,948,141	$16,688,333	12.02%	15.31%	10.04%
Annapolis Banking & Trust	44,583	51,904	345,371	488,233	12.91	15.03	9.13
Citizens National Bank	110,493	158,219	1,236,047	1,383,553	8.94	12.80	7.99
Farmers & Mechanics Bank	169,807	230,846	1,381,235	1,688,885	12.29	16.71	10.05
Marshall National Bank & Trust	14,374	20,451	146,254	190,290	9.83	13.98	7.55
Mercantile County Bank	84,545	121,171	775,245	984,542	10.91	15.63	8.59
Mercantile Eastern Shore Bank	56,124	87,575	483,544	619,546	11.61	18.11	9.06
Mercantile Peninsula Bank	153,960	225,423	1,410,884	1,764,680	10.91	15.98	8.72
Mercantile-Safe Deposit & Trust Company	617,610	741,157	6,492,655	7,697,706	9.51	11.42	8.02
Mercantile Southern Maryland Bank	96,625	133,537	707,690	1,016,547	13.65	18.87	9.51
National Bank of Fredericksburg	40,168	50,984	405,635	479,095	9.90	12.57	8.38
Westminster Union Bank	72,444	103,034	526,022	825,681	13.77	19.59	8.77

December 31, 2005 (Dollars in thousands)	Tier I Capital	Total Risk-Based Capital	Net Risk-Weighted Assets	Adjusted Average Total Assets	Tier I Capital Ratio	Total Capital Ratio	Leverage Ratio
Bankshares	$1,518,454	$1,975,313	$12,848,926	$15,471,385	11.82%	15.37%	9.81%
Annapolis Banking & Trust	43,148	50,382	331,167	484,567	13.03	15.21	8.90
Citizens National Bank	103,600	151,903	1,139,217	1,281,737	9.09	13.33	8.08
Farmers & Mechanics Bank	164,489	225,553	1,341,615	1,700,721	12.26	16.81	9.67
Marshall National Bank & Trust	12,661	19,235	132,110	164,212	9.58	14.56	7.71
Mercantile County Bank	77,489	116,005	728,884	916,864	10.63	15.92	8.45
Mercantile Eastern Shore Bank	52,538	83,614	451,831	575,426	11.63	18.51	9.13
Mercantile Peninsula Bank	141,149	214,251	1,336,315	1,677,958	10.56	16.03	8.41
Mercantile-Safe Deposit & Trust Company	509,252	624,036	5,795,437	6,721,535	8.79	10.77	7.58
Mercantile Southern Maryland Bank	94,717	131,461	620,898	954,636	15.25	21.17	9.92
National Bank of Fredericksburg	37,081	48,169	353,718	455,590	10.48	13.62	8.14
Westminster Union Bank	66,961	98,053	509,424	810,677	13.14	19.25	8.26

12. INCOME TAXES

Applicable income taxes on net income for 2006, 2005 and 2004 consisted of the following:

	2006			2005			2004
(Dollars in thousands)	Federal	State	Total	Federal	State	Total	Federal	State	Total
Current tax expense	$155,999	$18,525	$174,524	$151,657	$19,136	$170,793	$140,618	$14,255	$154,873
Deferred tax benefit	(5,910)	(3,768)	(9,678)	(9,047)	(216)	(9,263)	(21,937)	(1,812)	(23,749)
Total	$150,089	$14,757	$164,846	$142,610	$18,920	$161,530	$118,681	$12,443	$131,124

Significant components of Bankshares’ deferred tax assets and liabilities as of December 31, 2006 and 2005 were as follows:

(Dollars in thousands)	2006	2005
Deferred tax assets:
Allowance for loan losses	$54,822	$60,308
Reserve for unfunded commitments	6,500
Write-down of other real estate owned	—	51
Deferred income	26,024	35,607
Net unrealized losses on securities available-for-sale	14,114	19,388
Other	11,164	9,218
Total deferred tax assets	112,624	124,572
Deferred tax liabilities:
Purchase accounting adjustments	10,121	10,939
Depreciation	14,206	30,205
Accrued employee benefits	(13,042)	4,106
Prepaid items	—	—
Total deferred tax liabilities	11,285	45,250
Net deferred tax assets	$101,339	$79,322

A reconciliation of actual tax expense and taxes computed at the statutory federal rate of 35% for each of the three years in the period ended December 31, 2006 follows.

	2006		2005		2004
(Dollars in thousand)	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Tax computed at statutory rate	$158,596	35.0%	$153,247	35.0%	$126,186	35.0%
Increases (decreases) in tax resulting from:
Tax-exempt interest income	(3,928)	(0.9)	(3,658)	(0.8)	(3,567)	(0.9)
State income taxes, net of federal income tax benefit	12,563	2.8	12,298	2.8	8,088	2.2
Nondeductible goodwill amortization	—	—	—	—	—	—
Other, net	(2,385)	(0.5)	(357)	(0.1)	417	0.1
Actual tax expense	$164,846	36.4%	$161,530	36.9%	$131,124	36.4%

13. RELATED PARTY TRANSACTIONS

In the normal course of business, loans are made to officers and directors of Bankshares and its affiliates, as well as to their related interests.  In the opinion of management, these loans are consistent with sound banking practices, are within regulatory lending limitations and do not involve more than the normal risk of collectibility.  At December 31, 2006 and 2005, loans to executive officers and directors of Bankshares and its principal affiliates, including loans to their related interests, totaled $115.6 million and $119.1 million, respectively.  During 2006, loan additions and loan maturities and payoffs were $108.4 million and $109.1 million, respectively.

Bankshares Chairman and Chief Executive Officer is a director of an insurance company with which Bankshares had investments in bank owned life insurance of approximately $72 million and $69 million at December 31, 2006 and 2005, respectively.  In addition, one of Bankshares’ directors serves as the Chairman of the Executive Board and Chief Executive Officer of an insurance company with which Bankshares has an investment in bank owned life insurance of approximately $40 million and $38 million at December 31, 2006 and 2005, respectively.

Bankshares has two directors who are partners with law firms which Bankshares has engaged to provide legal services.  Bankshares incurred approximately $1.6 million, $2.6 million and $2.9 million in legal fees with these law firms for the years ended December 31, 2006, 2005 and 2004, respectively.

14. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Bankshares adopted SFAS No. 158, “Employees’ Accounting for Defined Benefit Pension and Other Retirement Plans, an amendment of FASB Statements No. 87, 88,106 and 132(R),” as of December 31, 2006. This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income, net of tax. The initial application of SFAS No. 158 did not affect Bankshares’ results of operations however, Shareholders’ Equity through accumulated other comprehensive income was reduced by $23.1 million as of December 31, 2006.

Bankshares sponsors qualified and nonqualified pension plans and other postretirement benefit plans for its employees. Under the prior provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” there was no additional minimum pension liability required to be recognized. Included in the other postretirement benefit plans are health care and life insurance. All Bankshares affiliates have adopted the same health care and life insurance plans, except for one affiliate, which has separate benefit plans. Employees were eligible for a company-paid subsidy towards their health care insurance if their age plus length of service was equal to at least 65 as of December 31, 1990. Employees may become eligible for company-paid life insurance benefits if they qualify for retirement while working for Bankshares. In addition to the plans disclosed in the following tables, Bankshares has periodically entered into separate supplemental retirement agreements with key executives. These are generally unfunded obligations, with an accrued liability of $19.1 million and $18.7 million at December 31, 2006 and 2005, respectively.

The following table provides the incremental effect of applying SFAS No. 158 on individual line items in the consolidated balance sheet at December 31, 2006.

	Before		After
	application of		application of
(Dollars in thousands)	SFAS No.158	Adjustments	SFAS No.158
Other assets	$644,175	$(12,357)	$631,818
Total assets	17,728,382	(12,357)	17,716,025
Accrued expenses and other liabilities	202,965	10,787	213,752
Total liabilities	15,288,072	10,787	15,298,859
Accumulated other comprehensive income	(24,387)	(23,144)	(47,531)
Total shareholders’ equity	$2,440,310	$(23,144)	$2,417,166

The following table provides a reconciliation of the changes in the plans’ benefit obligation, fair value of assets and funded status for each of the two years in the period ended December 31, 2006.

	Pension Benefits
	2006			2005			Other Benefits
		Non-			Non-
(Dollars in thousands)	Qualified	qualified	Total	Qualified	qualified	Total	2006	2005
Change in Benefit Obligation
Benefit obligation at beginning of year	$209,941	$4,512	$214,453	$198,422	$2,910	$201,332	$15,401	$16,910
Service cost	7,645	856	8,501	7,320	607	7,927	444	390
Interest cost	11,954	430	12,384	11,276	161	11,437	885	904
Actuarial (gain) loss	(4,701)	2,457	(2,244)	2,160	955	3,115	(789)	(1,705)
Acquisition	—	—	—	—	—	—	—	—
Benefits paid	(10,082)	(596)	(10,678)	(9,237)	(121)	(9,358)	(995)	(1,098)
Benefit obligation at end of year	214,757	7,659	222,416	209,941	4,512	214,453	14,946	15,401

Change in Plan Assets
Fair value of plan assets at beginning of year	211,511	—	211,511	211,638	—	211,638	—	—
Actual return on plan assets	28,556	—	28,556	9,110	—	9,110	—	—
Employer contribution	15,000	596	15,596	—	121	121	995	1,098
Plan participants’ contributions	—	—	—	—	—	—	2,008	1,947
Benefits paid	(10,082)	(596)	(10,678)	(9,237)	(121)	(9,358)	(3,003)	(3,045)
Fair value of plan assets at end of year	244,985	—	244,985	211,511	—	211,511	—	—
Funded status at end of year	$30,228	$(7,659)	$22,569	$1,570	$(4,512)	$(2,942)	$(14,946)	$(15,401)

Amounts recognized in the consolidated balance sheet consist of:

	Pension Benefits			Other
	2006			Benefits
		Non-
(Dollars in thousands)	Qualified	qualified	Total	2006
Noncurrent assets	$30,228	$—	$30,228	$—
Current liabilities	—	(1,225)	(1,225)	(1,621)
Noncurrent liabilities	—	(6,434)	(6,434)	(13,325)
	$30,228	$(7,659)	$22,569	$(14,946)

Pretax amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits			Other
	2006			Benefits
		Non-
(Dollars in thousands)	Qualified	qualified	Total	2006
Net loss	$26,676	$924	$27,600	$3,210
Prior service cost	7,384	196	7,580	—
	$34,060	$1,120	$35,180	$3,210

There were no amounts recognized in accumulated other comprehensive income for 2005 and 2004.

The accumulated benefit obligation for the pension plans was $211.5 million and $207.0 million at December 31, 2006 and 2005, respectively.

The following is information on the accumulated benefit obligation in excess of the fair value of assets for the nonqualified pension plan and other postretirement benefit plans.

	Pension Benefits
	2006		2005		Other Benefits
		Non-		Non-
(Dollars in thousands)	Qualified	qualified	Qualified	qualified	2006	2005
Projected benefit obligation	N/A	$7,659	N/A	$4,512	N/A	N/A
Accumulated benefit obligation	N/A	5,012	N/A	4,512	$14,946	$15,401
Fair value of assets	N/A	—	N/A	—	—	—

The components of net periodic benefit cost and other pretax amounts recognized in other comprehensive income for the pension plans for 2006, 2005 and 2004 follow.

	Pension Benefits
	2006			2005			2004
		Non-			Non-			Non-
(Dollars in thousands)	Qualified	qualified	Total	Qualified	qualified	Total	Qualified	qualified	Total
Net periodic benefit cost
Service cost	$7,645	$856	$8,501	$7,320	$607	$7,927	$5,603	$618	$6,221
Interest cost	11,954	430	12,384	11,276	161	11,437	10,528	386	10,914
Expected return on plan assets	(17,559)	—	(17,559)	(16,573)	—	(16,573)	(15,387)	—	(15,387)
Amortization of prior service cost	1,184	30	1,214	1,170	23	1,193	782	23	805
Recognized net actuarial (gain) loss	2,150	80	2,230	1,461	(185)	1,276	1,052	92	1,144
Amortization of transition asset	—	—	—	—	—	—	—	94	94
Net periodic benefit cost	5,374	1,396	6,770	4,654	606	5,260	2,578	1,213	3,791

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss	26,676	924	27,600	—	—	—	—	—	—
Prior service cost	7,384	196	7,580	—	—	—	—	—	—
Total recognized in other comprehensive income	34,060	1,120	35,180	—	—	—	—	—	—
Total recognized in net periodic benefit cost and other comprehensive income	$39,434	$2,516	$41,950	$4,654	$606	$5,260	$2,578	$1,213	$3,791

The estimated net loss and prior service cost for the pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0.2 million  and $1.2 million, respectively.  The estimated net loss and prior service credit for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $13 thousand and $30 thousand, respectively.

The components of net periodic benefit cost and other pretax amounts recognized in other comprehensive income for other post-retirement benefit plans for 2006, 2005 and 2004 follow.

	Other Benefits
(Dollars in thousands)	2006	2005	2004
Net periodic benefit cost
Service cost	$444	$390	$352
Interest cost	885	904	1,028
Expected return on plan assets	—	—	—
Amortization of prior service cost	—	—	—
Recognized net actuarial loss	213	275	362
Amortization of transition asset	—	—	—
Net periodic benefit cost	1,542	1,569	1,742
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss	3,210	—	—
Prior service cost	—	—	—
Total recognized in other comprehensive income	3,210	—	—
Total recognized in net periodic benefit cost and other comprehensive income	$4,752	$1,569	$1,742

The estimated net loss and prior service cost for the other postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $300 thousand and $0, respectively.

In May 2004, the FASB issued FSP FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which provides guidance on accounting for the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.  Bankshares determined that certain benefits covered by its postretirement plans are actuarially equivalent to Medicare Part D benefits.  The effects of the subsidy reduced the accumulated postretirement benefit obligation by $1.2 million and net periodic benefit cost by $0.1 million.  The reduction in the projected net periodic benefit cost was recognized in Bankshares’ Statements of Consolidated Income in 2005.

The weighted average assumptions used to determine the benefit obligation are shown in the following table.

	Pension Benefits		Other Benefits
As of December 31,	2006	2005	2006	2005
Discount rate	6.00%	5.75%	6.00%	5.75%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

The weighted average assumptions used to determine the net periodic benefit cost are shown in the following table.

	Pension Benefits		Other Benefits
As of December 31,	2006	2005	2006	2005
Discount rate	5.75%	5.75%	5.75%	5.75%
Expected long-term return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

In determining pension expense for the qualified pension plan, a long-term return on assets of 8% was assumed.  This return consists of an average return of 10% on equity securities and 5% on debt securities.

Assumed health care cost trend rates are shown in the following table.

As of December 31,	2006	2005
Health care cost trend rate assumed for next year	10%	10%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2012	2011

For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2007 and assumed to decrease by 1% per annum until the annual rate reaches 5% and to remain level thereafter. This rate represents Bankshares’ portion of the annual rate of increase. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects.

(Dollars in thousands)	1% Increase	1% Decrease
Effect on total of service and interest cost components	$108	$(94)
Effect on postretirement benefit obligation	1,081	(960)

Pension Plan Assets

Bankshares’ qualified pension plan weighted average asset allocations by category are as follows.

	Plan Assets
	at December 31,
Asset category	2006	2005
Equity securities	68%	67%
Debt securities	30	31
Cash	2	2
Total	100%	100%

The return objectives for the qualified pension plan are to (1) provide a growing and predictable income stream from year to year; (2) achieve an annual return at least equal to the 8% actuarial assumption rate; (3) preserve the capital value of the pension plan; and (4) achieve growth of capital with comparable pension funds.

Asset allocation targets are between 30% to 50% in debt securities and 50% to 70% in equity securities.  At December 31, 2006, assets of the qualified pension plan consisted of 68% equity securities, 30% debt securities, and 2% cash.

One final objective of the qualified pension plan is to maintain the fair value of plan assets greater than the plan benefit obligations.  At December 31, 2006, the fair value of qualified plan assets was 114% of benefit obligations.  The qualified pension plan had no investments in Bankshares’ common stock as of December 31, 2006 and 2005.

Cash Flows

Generally, Bankshares makes contributions to the pension plan in amounts permitted under employee benefit and tax laws.  Cash contributions are made after valuations have been finalized for the plan year and prior to the tax return filing date.  Bankshares made a contribution of $15.0 million in 2006 and does not anticipate making a contribution in 2007.

The following benefit payments, which reflect expected future service, as appropriate, are to be paid.

	Pension Benefits
		Non-		Other
	Qualified	qualified	Total	Benefits
2007	$10,278	$1,225	$11,503	$1,621
2008	10,892	367	11,259	1,567
2009	11,500	543	12,043	1,536
2010	12,160	495	12,655	1,527
2011	12,799	897	13,696	1,525
Years 2012-2016	75,054	6,206	81,260	6,596

15.  STOCK-BASED COMPENSATION EXPENSE

Bankshares adopted SFAS No. 123(R), “Share-Based Payment,” effective January 1, 2006 under the modified version of prospective application.  The following disclosures are provided pursuant to the requirements of SFAS No.123(R).

Under SFAS No. 123(R), awards granted to retirement eligible employees are expensed immediately.  Under Bankshares’ Omnibus Stock Plan, retirement eligible is defined as employees reaching normal retirement at age 65.  As a practice, Bankshares has not granted awards to retirement eligible employees.  As of December 31, 2006, there were no retirement eligible employees with outstanding awards that had not been fully expensed.  Prior to implementing SFAS No. 123(R), Bankshares accrued compensation cost for share-based compensation based on total awards granted, pursuant to SFAS 123.  Any subsequent forfeitures were reversed from compensation expense when the performance or service requirement was not achieved.  Upon implementation of SFAS 123(R), Bankshares is estimating forfeitures upon the grant of awards and reducing the amount to be charged to expense by this estimate.

Bankshares sponsors several share-based plans, which are described below.  The compensation cost expensed for those plans was $12.5 million, $6.1 million and $5.9 million for 2006, 2005 and 2004, respectively.  The total income tax benefit recognized in the income statement for share-based compensation arrangements was $4.9 million, $2.7 million and $3.8 million for 2006, 2005 and 2004, respectively.  At December 31, 2006, unrecognized compensation cost related to nonvested stock options, restricted stock awards and restricted stock units (“RSUs”) totaled $19.0 million.  The cost of these nonvested awards is expected to be recognized over a weighted average period of 2.0 years.

The 1999 Omnibus Stock Plan permitted the grant of stock options and other stock incentives, including restricted stock awards and restricted stock units, to key employees of Bankshares and its affiliates.  The 1999 Plan provided for the issuance of up to 4,500,000 shares of Bankshares authorized but unissued common stock.  The number of shares of common stock that remained available for future grants under the Plan at December 31, 2006 was 843,664 shares.  Options issued as a result of mergers or acquisitions are not considered to be part of the 1999 Omnibus Stock Plan.  Options outstanding were granted at market value and included both performance-based and nonperformance-based options.  Options become exercisable ratably over three or four years.  All options terminate 10 years from date of grant if not exercised.  The estimated forfeiture rate used to calculate compensation cost for 2006 was 2.0%.  Because of historically low forfeiture rates, the impact to compensation expense was immaterial for 2006, 2005 and 2004.  Pursuant to the PNC merger agreement, all options, restricted stock awards and restricted stock units vest as of the effective date of the merger.

In March 2006, the Compensation Committee authorized the issuance of up to 317,802 performance-based restricted stock units (“Performance RSUs”) pursuant to the 2006 Performance Stock Program.  The vesting of the Performance RSUs will be determined based upon the percentage improvement in Bankshares’ pretax operating income (“PTOI”) over a three-year performance period (the “Performance Period”) ending December 31, 2008 (with no adjustments for acquisitions or other extraordinary events).  In addition to the performance period, the awards earned are subject to an additional one-year service requirement.  Depending on actual performance, the Performance RSUs will vest at levels from 0% to 100%.  The Compensation Committee also awarded 104,630 RSUs to Bankshares’ chief executive officer.  The award will vest ratably over four years.  The Performance RSUs and the RSUs granted to Bankshares’ chief executive officer vest and convert into common stock in connection with a change of control of Bankshares.

The table below summarizes activity related to stock options during the three years ended December 31, 2006.

	Options issued and outstanding	Weighted average exercise price	Options exercisable	Weighted average exercise price
Balance, December 31, 2003	2,267,146	$18.54
Granted	690,858	30.41
Expired/forfeited	(69,233)	24.88
Exercised	(538,256)	12.72
Balance, December 31, 2004	2,350,515	23.18	1,153,838	$18.11
Granted	436,538	34.15
Options (at fair value) related to option
plan of acquired bank	208,146	8.93
Expired/forfeited	(5,177)	10.08
Exercised	(330,782)	14.03
Balance, December 31, 2005	2,659,240	25.01	1,489,397	20.80
Granted	587,500	37.73
Options (at fair value) related to option
plan of acquired bank	138,066	22.81
Expired/forfeited	(33,062)	31.70
Exercised	(205,963)	19.52
Balance, December 31, 2006	3,145,781	$27.57	2,058,368	$23.49

The total intrinsic value of stock options exercised during 2006, 2005 and 2004 was $4.3 million, $6.9 million and $9.7 million, respectively.  Cash received from options exercised under all share-based payment arrangements for 2006, 2005 and 2004 was $3.7 million, $3.8 million and $6.4 million, respectively.  The actual tax return benefit associated with the tax deductions recognized in the income statement from the option exercise of the share-based payment arrangements totaled $1.2 million per year for 2006, 2005 and 2004.

The following table provides selected information on nonvested stock options for the three years ended December 31, 2006.

	Nonvested stock options	Weighted average grant-date fair value
Balance, December 31, 2003	918,587	$24.18
Granted	690,858	30.41
Vested	(353,369)	23.18
Forfeited	(59,399)	24.26
Balance, December 31, 2004	1,196,677	28.06
Granted	436,538	34.15
Vested	(463,390)	27.86
Forfeited	(5,000)	30.17
Balance, December 31, 2005	1,164,825	30.36
Granted	587,500	37.73
Vested	(639,788)	28.61
Forfeited	(25,124)	33.79
Balance, December 31, 2006	1,087,413	$35.29

The following table provides selected information on stock options outstanding and exercisable at December 31, 2006.

	December 31, 2006
(Dollars in thousands, except per share data)	Outstanding	Exercisable
Number of options	3,145,781	2,058,368
Weighted-average exercise price	$27.57	$23.49
Aggregate intrinsic value	$60,454	$47,951
Weighted-average remaining contractual term, in years	6.87	5.99

The weighted average grant-date fair value of options granted during 2006, 2005 and 2004 was $7.06, $6.36 and $4.14, respectively. The total fair value of shares vested during 2006, 2005 and 2004 was $24.3 million, $16.3 million and $10.7 million, respectively.

The weighted average fair value of options granted is estimated as of the grant date using the Black-Scholes option-pricing model.  The following weighted average assumptions were used as inputs to the Black-Scholes model for grants in 2006, 2005 and 2004, respectively:

•                  Dividend yields of 2.80%, 2.69% and 2.92%

•                  Volatilities of 20.56%, 21.85% and 22.32%

•                  Risk-free interest rates of 4.71%, 4.12% and 2.66%

•                  Expected terms of 4.7, 4.6 and 3.0 years

The expected volatility assumptions were derived by analyzing the historical price volatility of Bankshares stock over the past five years.

Restricted stock awards outstanding were granted at market value and generally vest ratably over three years or in total at the end of a specified three-year period.  Compensation expense is recognized on a straight-line basis over the vesting period.  Relative to awards granted in 2006, 85,409 shares are subject to a one-year vesting and 63,220 vest over three years.  Additionally, 19,899 shares representing dividend equivalent shares related to previous awards that vested during 2006 were awarded and vested immediately.

The following table summarizes activity related to restricted stock awards and restricted stock units during the three years ended December 31, 2006.

	Restricted stock awards	Restricted stock units
Balance, December 31, 2003	182,054	—
Granted	61,958	—
Vested	(20,735)	—
Forfeited	(7,985)	—
Balance, December 31, 2004	215,292	—
Granted	86,780	—
Vested	(52,794)	—
Forfeited	(188)	—
Balance, December 31, 2005	249,090	—
Granted	178,643	422,432
Vested	(188,561)	—
Forfeited	(1,163)	—
Balance, December 31, 2006	238,009	422,432

Another share-based plan is Bankshares’ directors’ deferred compensation plan.  The plan provides for the issuance of up to 667,500 shares of Bankshares authorized but unissued common stock.  The plan requires all deferred fees to be settled in Bankshares stock.

16. SEGMENT REPORTING

Operating segments as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” are components of an enterprise with separate financial information.  The component engages in business activities from which it derives revenues and incurs expenses and the operating results of which management relies on for decision-making and performance assessment. Bankshares has two reportable segments — Banking Services and Investment and Wealth Management (“IWM”).  The Banking Services segment is comprised of 11 affiliate banks.  During 2005, the Private Banking Group of MSD&T was consolidated into the Private Banking Group of IWM which is reflected in the segment results below.   Since loans and deposits are included in the IWM segment, a funds transfer-pricing model was utilized to match the duration of the funding and investment of the IWM segment assets and liabilities.  The accounting policies of the segments are the same as those described in Note No. 1 - Significant Accounting Policies in Notes to Consolidated Financial Statements. However, the segment data reflect intersegment transactions and balances.

The following tables present selected segment information for the years ended December 31, 2006, 2005 and 2004. The components in the “Other” column consist of amounts for the nonbank affiliates, unallocated corporate expenses and intercompany eliminations. Certain expense amounts such as operations overhead have been reclassified from internal financial reporting in order to provide for full cost absorption. These reclassifications are shown in the “Adjustments” line. The acquisitions of James Monroe and CBNV are included in the “Banking” column as of their respective acquisition dates.

2006 (Dollars in thousands)	Banking	IWM	Other	Total
Net interest income	$642,835	$13,394	$(442)	$655,787
Provision for credit losses	—	—	—	—
Noninterest income	120,017	111,412	23,305	254,734
Noninterest expenses	(352,092)	(88,567)	(16,730)	(457,389)
Adjustments	25,683	(3,616)	(22,067)	—
Income (loss) before income taxes	436,443	32,623	(15,934)	453,132
Income tax (expense) benefit	(152,899)	(13,049)	1,102	(164,846)
Net income (loss)	$283,544	$19,574	$(14,832)	$288,286
Average loans	$11,975,089	$185,642	$281	$12,161,012
Average earning assets	15,309,149	185,642	(96,270)	15,398,521
Average assets	16,785,770	186,226	60,267	17,032,263
Average deposits	12,391,585	316,367	(334,481)	12,373,471
Average equity	2,072,102	38,997	230,998	2,342,097

2005 (Dollars in thousands)	Banking	IWM	Other	Total
Net interest income	$609,758	$7,819	$(451)	$617,126
Provision for credit losses	(1,576)	—	—	(1,576)
Noninterest income	132,154	95,958	15,008	243,120
Noninterest expenses	(341,543)	(72,929)	(6,349)	(420,821)
Adjustments	17,610	(3,885)	(13,725)	—
Income (loss) before income taxes	416,403	26,963	(5,517)	437,849
Income tax (expense) benefit	(145,044)	(10,785)	(5,701)	(161,530)
Net income (loss)	$271,359	$16,178	$(11,218)	$276,319
Average loans	$10,876,592	$152,572	$387	$11,029,551
Average earning assets	13,917,161	152,572	(1,596)	14,068,137
Average assets	15,235,634	152,941	132,444	15,521,019
Average deposits	11,444,361	199,159	(229,765)	11,413,755
Average equity	1,891,834	34,354	170,229	2,096,417

2004 (Dollars in thousands)	Banking	IWM	Other	Total
Net interest income	$534,468	$10,172	$1,141	$545,781
Provision for credit losses	(7,221)	—	—	(7,221)
Noninterest income	114,477	90,516	8,936	213,929
Noninterest expenses	(318,706)	(69,575)	(3,677)	(391,958)
Adjustments	18,098	(3,603)	(14,495)	—
Income (loss) before income taxes	341,116	27,510	(8,095)	360,531
Income tax (expense) benefit	(120,253)	(11,004)	133	(131,124)
Net income (loss)	$220,863	$16,506	$(7,962)	$229,407
Average loans	$9,591,510	$127,739	$160	$9,719,409
Average earning assets	12,576,465	127,739	28,800	12,733,004
Average assets	13,413,992	127,949	451,030	13,992,971
Average deposits	10,323,349	175,096	(84,753)	10,413,692
Average equity	1,449,355	31,219	391,096	1,871,670

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, “Disclosures about the Fair Value of Financial Instruments,” requires that we disclose estimated fair values for our financial instruments.  This disclosure should be read in conjunction with the financial statements and Notes to Financial Statements in this Annual Report.

We base fair values on estimates or calculations using present value techniques when quoted market prices are not available.  Because broadly traded markets do not exist for many of our financial instruments, we try to incorporate the current market conditions in the fair value calculation.  These valuations are our estimates and are often based on current pricing policy, the characteristics of the financial instrument and other such factors.  These calculations are subjective, involve uncertainties and rely on management judgment.  There may be inherent weaknesses in any calculation technique and changes in underlying assumptions used, including discount rates and estimates of future cash flow, which could significantly affect the results.

We have not included certain material items in our disclosure, such as the value of the long-term relationships with our deposit and wealth management customers, since these intangibles are not financial instruments.  For all of these reasons, the total of the fair value calculations do not represent the underlying value of Bankshares.

The estimated fair values of Bankshares’ financial instruments at December 31, 2006 and 2005 were as follows:

	2006		2005
	Book	Fair	Book	Fair
(Dollars in thousands)	Value	Value	Value	Value
Financial Assets
Loans held-for-sale	$—	$—	$26,263	$26,263
Loans	12,792,733	12,657,882	11,607,845	11,941,754
Nonmarketable investments	311,427	311,427	284,836	284,836

Financial Liabilities
Deposits	$12,773,891	$11,936,456	$12,077,350	$11,169,923
Short-term borrowings	1,652,196	1,634,879	1,237,714	1,237,714
Long-term debt	659,020	643,423	742,163	736,858

The following methods and assumptions were used to estimate the fair value disclosures for financial instruments as of December 31, 2006 and 2005:

Cash and Short-Term Investments
The amounts reported in the balance sheet approximate the fair values of these assets. Short-term investments include interest-bearing deposits in other banks and federal funds sold.

Investment Securitie
Fair values of investment securities are based on quoted market prices and are reported in Note No. 3 - Investment Securities.

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

Loan commitments and letters of credit not included in the preceding table had contractual values of $5.0 billion and $596.9 million, respectively, at December 31, 2006, and $4.8 billion and $540.6 million, respectively, at December 31, 2005.  These instruments generate ongoing fees at our current pricing levels.  Since many of the commitments are expected to expire without being drawn upon, the total commitments do not necessarily represent future cash requirements.  Unamortized fees on letters of credit totaled $2.6 million and $1.9 million at December 31, 2006 and 2005, respectively.  Carrying cost estimates the fair value for these fees.

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

The fair value of derivatives at December 31, 2006 and 2005 are reported in Note No. 18 - Derivative Instruments and Hedging Activities.

Limitations
The valuation techniques employed above involve uncertainties and are affected by assumptions used and by judgments regarding prepayments, credit risk, future loss experience, discount rates, cash flows and other factors.  Therefore, derived fair values cannot be substantiated by comparison with independent markets or with other financial institutions.  The reported fair values do not necessarily represent what Bankshares would realize in immediate sales or other dispositions.  Changes in assumptions could significantly affect the reported fair values.  The information presented is based on fair value calculations and market quotes as of December 31, 2006 and 2005.  These amounts have not been updated since year-end; therefore, the valuation may have changed significantly since that time.

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

18. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Bankshares maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.  Currently, derivative instruments that are used as part of the interest rate risk management strategy have been restricted to interest rate swaps.  Interest rate swaps generally involve the exchange of fixed-rate and variable-rate interest payments between two parties, based on a common notional principal amount and maturity date.  At December 31, 2006, Bankshares had interest rate swaps to convert a portion of its nonprepayable fixed-rate debt to floating-rate debt.

Bankshares also arranges interest rate swaps, caps and swaptions for commercial loan customers through its Capital Markets Group.  Derivative transactions executed with loan customers are hedged by means of an offsetting derivative trade with a third party.  In this way, Bankshares manages the market risk arising from capital markets-related derivative activity.

The fair value of derivative instruments is based on position and option valuations.  The swap value is estimated by using pricing models that incorporate quoted market prices for swap rates and futures contracts and assumes all counterparties have the same credit rating.  The option valuation is estimated by using standard market models (such as the modified Black-Sholes model on interest rate options), incorporating quoted market prices and volatilities.  The fair value of derivative instruments related to customer accommodations recorded in other assets was $9.3 million (notional $596.1 million) and $5.3 million (notional $345.5 million) at December 31, 2006 and 2005, respectively. The fair value of derivative instruments related to hedges and customer accommodations recorded in other liabilities was $16.2 million (notional $643.9 million) and $12.3 million (notional $609.1 million) at December 31, 2006 and 2005, respectively.

Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded as other noninterest income in the results of operations.  For all hedge relationships, ineffectiveness resulting from differences between the changes in fair values or cash flows of the hedged item and changes in fair value of the derivative are recognized as other noninterest income in the results of operations.  The net interest settlement on derivatives designated as fair value or cash flow hedges is treated as an adjustment of the interest income or interest expense of the hedged assets or liabilities.  The fair-value hedges of nonprepayable fixed-rate debt were effective for the reported periods and qualified for short-cut hedge accounting treatment.  The impact of the hedges increased interest expense $2.6 million in 2006 and decreased interest expense $3.7 million in 2005.

The following table summarizes the gross position of derivatives relating to hedging activities at December 31, 2006 and 2005.

	December 31, 2006			December 31, 2005
(Dollars in thousands)	Notional or Contractual Amount	Credit Risk Amount (1)	Estimated Net Fair Value	Notional or Contractual Amount	Credit Risk Amount (1)	Estimated Net Fair Value
Asset/Liability Management Hedges
Interest Rate Contracts:
Swaps	$350,000	$—	$(12,638)	$350,000	$—	$(10,349)

Customer Accommodations
Interest Rate Contracts:
Swaps	$878,596	$9,342	$5,707	$592,934	$5,327	$3,462
Swaptions/Caps Purchased	5,723	30	30	5,850	57	57
Swaptions/Caps Sold	5,723	—	(30)	5,850	—	(57)

(1) Credit risk amounts reflect the replacement cost for those contracts in a gain position in the event of nonperformance by all counterparties.

Mortgage loans held-for-sale have inherent forward contract (agreements to sell or purchase loans at a specific rate or yield) characteristics. Risk may arise from the corresponding parties’ inability to meet the terms of their contracts and from movement in interest rates. Bankshares has forward commitments to sell individual fixed-rate and variable-rate mortgage loans that are on its balance sheet at fair value or are approved, but not yet funded. There were no forward commitments at December 31, 2006.  The fair value of the forward contracts was $0.2 million at December 31, 2005.

19. GOODWILL AND INTANGIBLE ASSETS

Goodwill totaled $768.7 million at December 31, 2006 and $670.0 million at December 31, 2005.  Bankshares recorded goodwill totaling $95.4 million in connection with the James Monroe acquisition increasing the Banking segment’s goodwill to $720.1 million.  See Note No. 2 - Business Combinations.  The IWM segment goodwill was $48.6 million, an increase of $8.8 million over 2005. This increase was related to a contingent payment made, in the first quarter of 2006, to Boyd Watterson Asset Management for meeting the performance conditions outlined in their merger agreement.

The following table discloses the gross carrying amount and accumulated amortization of intangible assets subject to amortization at December 31, 2006 and December 31, 2005.

	December 31, 2006			December 31, 2005
	Gross carrying	Accumulated	Net	Gross carrying	Accumulated	Net
(Dollars in thousands)	amount	amortization	amount	amount	amortization	amount
Core deposits	$62,336	$(27,638)	$34,698	$54,509	$(20,790)	$33,719
Mortgage servicing	3,823	(1,242)	2,581	2,902	(1,145)	1,757
Customer lists and other	17,795	(9,338)	8,457	17,845	(6,668)	11,177
Total	$83,954	$(38,218)	$45,736	$75,256	$(28,603)	$46,653

Accumulated amortization for total intangible assets was $38.2 million and $28.6 million at year-end 2006 and 2005, respectively.  The projections of amortization expense shown for mortgage servicing rights are based on asset balances and the interest rate environment as of December 31, 2006.  Future amortization expense may be significantly different depending on changes in the mortgage-servicing portfolio, mortgage interest rates and market conditions.

In connection with the James Monroe acquisition, Bankshares recorded core deposit intangibles of $7.8 million.  Core deposit intangibles capitalized prior to 2006 are amortized based on estimated lives of nine years and those capitalized in 2006 are amortized on an accelerated basis; mortgage-servicing intangibles are amortized based on estimated lives ranging from three to ten years; and customer lists and other intangibles are amortized based on estimated lives ranging from four to fifteen years.

The following table shows the current period and estimated future amortization expense for amortized intangible assets.

	Core	Mortgage	Customer Lists
(Dollars in thousands)	Deposits	Servicing	and Other	Total
Year ended December 31, 2006	$6,849	$313	$2,739	$9,901

Estimate for years ended December 31,
2007	7,709	386	2,527	10,621
2008	6,615	369	1,531	8,514
2009	6,464	369	641	7,474
2010	5,545	369	505	6,419
2011	4,502	343	387	5,231

20.  MERCANTILE BANKSHARES CORPORATION (PARENT CORPORATION ONLY) FINANCIAL INFORMATION

BALANCE SHEET

DECEMBER 31,
(Dollars in thousands, except per share data)	2006	2005
ASSETS
Cash	$2,692	$4,618
Interest-bearing deposits with bank affiliates	195,500	237,000
Securities purchased under resale agreements with bank affiliates	37,444	93,054
Cash and cash equivalents	235,636	334,672
Investment in bank affiliates	2,143,603	1,975,302
Investment in bank-related affiliates	16,065	11,052
Loans and advances to affiliates	313,432	328,074
Investment securities available-for-sale	14,283	18,874
Building premises and equipment, net	11,805	12,717
Goodwill, net	93,368	—
Other assets	121,789	121,709
Total	$2,949,981	$2,802,400
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Commercial paper	$122,444	$193,054
Accounts payable and other liabilities	41,161	25,412
Long-term debt	369,210	389,212
Total Liabilities	532,815	607,678
Shareholders’ Equity:
Preferred stock, no par value; authorized 2,000,000 shares; issued and outstanding - None
Common stock, $2 par value; authorized 200,000,000 shares;
issued 125,581,400 shares in 2006 and 82,165,414 shares in 2005	251,163	164,331
Capital surplus	672,698	676,830
Retained earnings	1,540,836	1,386,405
Accumulated other comprehensive loss	(47,531)	(32,844)
Total shareholders’ equity	2,417,166	2,194,722
Total	$2,949,981	$2,802,400

STATEMENT OF INCOME

	(Dollars in thousands)
For the Years Ended December 31,	2006	2005	2004
INCOME
Dividends from bank affiliates	$165,735	$172,885	$145,841
Dividends from bank-related affiliates	—	150	767
Interest on interest-bearing deposits with bank affiliates	4,062	3,681	710
Interest on securities purchased under resale agreements with bank affiliates	2,018	1,393	362
Interest on loans to affiliates	17,065	15,660	13,685
Other income	15,141	13,951	9,467
Total income	204,021	207,720	170,832
EXPENSES
Interest on short-term borrowings	4,099	3,181	893
Interest on long-term debt	20,132	18,563	13,846
Other expenses	7,854	4,028	4,984
Total expenses	32,085	25,772	19,723
Income before income tax expense and equity in
undistributed net income of affiliates	171,936	181,948	151,109
Income tax expense	2,621	2,427	1,807
	169,315	179,521	149,302
Equity in undistributed net income of:
Bank affiliates	114,959	95,779	79,637
Bank-related affiliates	4,012	1,019	468
NET INCOME	$288,286	$276,319	$229,407

STATEMENT OF CASH FLOWS

	(Dollars in thousands)
For the Years Ended December 31,	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$288,286	$276,319	$229,407
Adjustments to reconcile net income to net cash provided
by operating activities:
Equity in undistributed net income of affiliates	(118,971)	(96,798)	(80,105)
Depreciation and amortization	3,018	2,810	102
Investment securities gains	(217)	—	(1,295)
Net (increase) decrease in other assets	(4,072)	834	(8,574)
Net increase (decrease) in liabilities:
Interest payable	51	618	478
Other liabilities	1,292	(10,899)	4,545
Net cash provided by operating activities	169,387	172,884	144,558
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in loans to affiliates	14,642	30,002	1,444
Proceeds from maturities of investment securities available-for-sale	10,000	—	—
Proceeds from sales of investment securities available-for-sale	8,362	—	27,224
Purchases of investment securities available-for-sale	(13,447)	(247)	(25,933)
Capital expenditures	—	—	(13,629)
Investment in affiliates	(53,858)	(561)	63,074
Net cash provided by (used in) investing activities	(34,301)	29,194	52,180
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in commercial paper	(70,610)	(23,576)	25,750
Proceeds from issuance of long-term debt	—	—	51,250
Repayment of long-term debt	(35,000)	—	—
Proceeds from issuance of shares	9,957	11,205	14,322
Repurchase of common shares	(1,755)	—	(44,110)
Dividends paid	(136,714)	(120,167)	(109,295)
Net cash used in financing activities	(234,122)	(132,538)	(62,083)
Net increase (decrease) in cash and cash equivalents	(99,036)	69,540	134,655
Cash and cash equivalents at beginning of year	334,672	265,132	130,477
Cash and cash equivalents at end of year	$235,636	$334,672	$265,132

21.   SUBSEQUENT EVENT

On October 8, 2006, Bankshares entered into an Agreement and Plan of Merger with The PNC Financial Services Group, Inc. (“PNC”) pursuant to which Bankshares will merge with and into PNC, with PNC as the surviving corporation in the merger.  When the merger is completed, Bankshares’ stockholders will receive a combination of PNC common stock and cash in exchange for their Bankshares common stock.  Each share of Bankshares common stock will be converted into the right to receive 0.4184 of a share of PNC common stock (including the related preferred stock purchase rights under PNC’s May 2000 Rights Agreement) and $16.45 in cash, without interest.  Under the formula set forth in the merger agreement, an aggregate of up to approximately 54.2 million shares of PNC common stock (and an equal number of related rights) may be issued and $2.13 billion paid in the merger.  This merger was approved by Bankshares’ stockholders on February 27, 2007 and received substantially all of the required regulatory approvals.  The merger is currently expected to close in March of 2007.  Pending the merger, Bankshares must comply with the covenants contained in the merger agreement, but is generally continuing to operate in the ordinary course of business.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There was no matter which is required to be disclosed in this Item 9 pursuant to the instructions contained in the form for this Report.

ITEM 9A. CONTROLS AND PROCEDURES.

We have carried out an evaluation, under the supervision and with the participation of our management including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended.  Based on that evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2006, which is the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective.

There have been no changes in our internal controls over financial reporting in the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  Management has issued its report on internal control over financial reporting as of December 31, 2006, which appears in Item 8 of this Report.  The report of the Independent Registered Public Accounting firm on Management’s Report on Internal Control over Financial Reporting also appears in Item 8.

ITEM 9B. OTHER INFORMATION.

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2006, but not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors Serving until the 2007 Annual Meeting of Stockholders

CYNTHIA A. ARCHER (age 53) is Vice President of Marketing and Development of Sunoco, Inc., a major oil refiner. Ms. Archer has occupied this position since January 2001.  Ms. Archer is a director of Sunoco Logistics Partners, LP.  She was elected a director of Bankshares in 1997.  She also serves as Chair of the Board’s Audit Committee and as a member of the Board’s Nominating and Corporate Governance Committee.

RICHARD O. BERNDT (age 64) is the Managing Partner of Gallagher Evelius & Jones LLP, a law firm engaged in the general practice of law.  Mr. Berndt has been a partner in that firm since 1972.  He is a director of Municipal Mortgage and Equity, LLC.  Mr. Berndt was elected a director of MSD&T in 1976 and elected a director of Bankshares in 1978.  He is Chair of the Board’s Employee Benefit Committee and is a member of the Board’s Executive Committee.

HOWARD B. BOWEN (age 56) is the President and Chief Executive Officer of Ewing Oil Company, Inc., a gasoline distributor.  He has held this position since 1988. Mr. Bowen was elected a director of Bankshares in 2003.

WILLIAM R. BRODY, M.D. (age 63) is the President of Johns Hopkins University.  Dr. Brody has occupied that position since 1996. Dr. Brody is a director of Medtronic, Inc.  He was elected a director of Bankshares in 1996.  He is a member of the Board’s Nominating and Corporate Governance Committee.

EDWARD J. KELLY, III (age 53) has been the Chairman of the Board of Directors of Bankshares since March 2003, and President and Chief Executive Officer of Bankshares, and Chairman of the Board and Chief Executive Officer of MSD&T, since March 2001.  Mr. Kelly is a director of CSX Corporation and Hartford Financial Services Group.  He was elected a director of MSD&T in 2001 and elected a director of Bankshares in 2001.  Mr. Kelly is the Chair of the Board’s Executive Committee.

Directors Serving until the 2008 Annual Meeting of Stockholders

EDDIE C. BROWN (age 66) has been the President of Brown Capital Management, an investment management firm, since 1983.  He is a director of Municipal Mortgage and Equity, LLC and of the following Brown Capital Management Mutual Funds: Equity, Balanced, Mid-Cap, Small Company and International.  Mr. Brown was elected a director of Bankshares in 2003.  He is a member of the Board’s Executive Committee and Nominating and Corporate Governance Committee.

ANTHONY W. DEERING (age 62) is Chairman of the Board of Exeter Capital, a private equity firm, Chairman of the Board of The Charlesmead Foundation, and served as the Chairman and Chief Executive Officer of The Rouse Company, a corporation focusing on regional shopping centers and community development, from 1997 until 2004.  He is also the lead director of the T. Rowe Price Mutual Funds and a director of Vornado Realty Trust.  Mr. Deering was elected a director of Bankshares in 2003.  He is a member of the Board’s Executive Committee, and is Chair of its Compensation Committee.

FREEMAN A. HRABOWSKI, III (age 56) is the President of the University of Maryland, Baltimore County.  Dr. Hrabowski has served in this capacity since 1993.  He is a director of Constellation Energy Group, Inc. and McCormick & Company, Inc.  Dr. Hrabowski was elected a director of MSD&T in 1996 and a director of Bankshares in 1996.  He is Chair of the Board’s Nominating and Corporate Governance Committee and a member of the Employee Benefit Committee.

JENNY G. MORGAN (age 47) has been a Principal with Sterling Partners since September 2006.  In addition, she has served as an Executive Vice President of Emdeon Corporation (successor to WebMD Corporation) since August 2004.  From 1997 until 2004, she was President and Chief Executive Officer of ViPS, Inc., a healthcare information solutions company which became a part of the WebMD Corporation.  She was elected a director of Bankshares in March 2004.  She is a member of the Board’s Audit Committee.

CLAYTON S. ROSE (age 48) has been an adjunct professor at Columbia University’s Graduate School of Business since 2002.  He has also taught at New York University’s Stern School of Business.  From 1981 through 2000, Mr. Rose worked at J.P. Morgan & Co., Inc.  He held a series of senior management positions at J.P. Morgan & Co., Inc., including heading each of the firm’s Global Investment Banking and Global Equities divisions and serving as a member of the firm’s executive committee.  He also served as Vice Chairman and Chief Operating Officer of the investment bank of JPMorgan Chase & Co. following the merger of the two firms in 2001.  Mr. Rose serves as a director of Lexicon Genetics, Public/Private Ventures and The Reinvestment Fund.  He was elected a director of Bankshares in 2001.  He is a member of the Board’s Audit Committee and Compensation Committee.

DONALD J. SHEPARD (age 61) has been Chairman of the Executive Board and Chief Executive Officer of AEGON N.V., a holding company of insurance and insurance-related companies since April 2002.  Mr. Shepard has been a member of the Executive Board of AEGON N.V. since 1992.  He also serves as a director, and since June 2005, Chairman of the Board, of AEGON U.S. Corporation, a holding company of AEGON’s U.S. operations.  From 1989 until April 2002, Mr. Shepard served as President and Chief Executive Officer of AEGON USA, Inc., a subsidiary of AEGON N.V. In addition, Mr. Shepard served on the Board of Directors of AEGON USA, Inc. from February 1989 through April 2002, and as Chairman of that Board from May 1992 to July 1999 and from May 2000 to April 2002.  He is a director of CSX Corporation.  Mr. Shepard was elected a director of MSD&T in 1992 and a director of Bankshares in 1992.  He is a member of the Board’s Compensation Committee.

JAY M. WILSON (age 59) has been a Vice Chairman of Bankshares and Chief Executive Officer of the Investment and Wealth Management Division of MSD&T since January 2005.  From September 1998 until December 2004, he was General Partner of Spring Capital Partners, L.P., a private equity fund providing expansion and acquisition capital to emerging growth companies.  He was elected a director of MSD&T in 2005 and a director of Bankshares in 2005.

Directors Serving until the 2009 Annual Meeting of Stockholders

R. CARL BENNA (age 59) has been the President of North American Housing Corp., a manufacturer of modular structures sold to builders for resale, since 1978.  He was elected a director of Bankshares in 2003.

GEORGE L. BUNTING, JR. (age 66) is the President and Chief Executive Officer of Bunting Management Group, a private financial management company.  Mr. Bunting has occupied this position since 1991.  Mr. Bunting was elected a director of MSD&T in 1992 and a director of Bankshares in 1992.  He is a member of the Board’s Audit Committee, Compensation Committee, and Executive Committee.

DARRELL D. FRIEDMAN (age 64) has been a consultant to the American Jewish Joint Distribution Committee since fall 2003.  From 1986 until fall 2003, he was the President and Chief Executive Officer of THE ASSOCIATED: Jewish Community Federation of Baltimore.  Mr. Friedman was elected a director of Bankshares in 1999.

ROBERT A. KINSLEY (age 66) is the Chairman and Chief Executive Officer of Kinsley Construction, Inc., a general and heavy construction firm.  Mr. Kinsley has served in this capacity since 1996.  Mr. Kinsley was elected a director of Bankshares in 1996.

ALEXANDER T. MASON (age 56) has served as Vice Chairman of Bankshares since joining Bankshares in November 2003.  In January 2005, he was named Chief Operating Officer of Bankshares.  He held the following positions at Deutsche Bank: Vice Chairman, Deutsche Bank Americas, from 2002 to 2003; Chief Operating Officer, Global Corporate Finance, from 2001 to 2002; Co-Head, Global Industry Group, from 1999 to 2001; and Managing Director, Deutsche Bank Securities, from 1999 to 2003.  He was elected a director of MSD&T in 2005 and a director of Bankshares in 2005.

CHRISTIAN H. POINDEXTER (age 68) was Chairman of the Executive Committee of the Board of Directors of Constellation Energy Group, Inc., a public utility holding company, from July 2002 until he retired in March 2003.  From November 2001 until July 2002, he was Chairman of the Board of Constellation, and, from April 1999 until November 2001, he was also Constellation’s Chief Executive Officer.  Mr. Poindexter was Chairman of the Board of Baltimore Gas and Electric Company from 1993 until July 2002.  From 1993 until July 2000, he was also its Chief Executive Officer.  He is a director of DNP Select Income Fund.  Mr. Poindexter was elected a director of MSD&T in 1987 and a director of Bankshares in 1987.  He is a member of the Board’s Audit Committee, Compensation Committee and Executive Committee.

JAMES L. SHEA (age 54) is the Chairman of Venable LLP, a law firm engaged in the general practice of law.  Mr. Shea was Managing Partner of that firm from 1995 to 2006 and has been Chairman since June 2006.  Mr. Shea was elected a director of MSD&T in 2001 and a director of Bankshares in 2001.  He is a member of the Board’s Executive Committee.

Audit Committee

Bankshares has a standing Audit Committee established in accordance with the Exchange Act, which consists of the following five members:  Cynthia A. Archer, George L. Bunting, Jr., Jenny G. Morgan, Christian H. Poindexter, and Clayton S. Rose.  The Board of Directors has determined that Messrs. Rose and Poindexter are audit committee financial experts as defined in the regulations of the Securities and Exchange Commission and that each of them is an independent director, as independence for audit committee members is defined in the listing standards of the Nasdaq Global Select Market.

Executive Officers

The Bankshares officers who file reports under Section 16 of the Securities Exchange Act of 1934, as amended, are:

Name	Position
Edward J. Kelly, III	Chairman of the Board, President and Chief Executive Officer
Alexander T. Mason	Vice Chairman and Chief Operating Officer
Jay M. Wilson	Vice Chairman and Chairman and Chief Executive Officer, Investment & Wealth Management
J. Marshall Reid	Executive Vice President, Banking
Peter W. Floeckher, Jr.	Executive Vice President, Affiliate Management
Terry L. Troupe	Executive Vice President and Chief Financial Officer
John L. Unger	Executive Vice President, General Counsel and Secretary
Michael M. Paese	Executive Vice President, Chief Administrative Officer, Chief Risk Officer and Deputy General Counsel
Deborah A. Kakaris	Executive Vice President, Operations and Technology Services
Kaye A. Simmons	Senior Vice President and Treasurer
William T. Skinner, Jr.	Senior Vice President and Controller

Messrs. Kelly’s, Mason’s and Wilson’s business experience is set forth above.

J. Marshall Reid (age 61) was elected President and Chief Operating Officer of MSD&T in September 1997.  He joined MSD&T as a Senior Vice President in 1993 and served as an Executive Vice President from 1994 until September 1997.

Peter W. Floeckher, Jr. (age 57) was appointed Executive Vice President and Head of the Affiliates for Bankshares in November 2003.  He served as President and Chief Executive Officer of Citizens National Bank from 1995 until November 2003.  Mr. Floeckher is responsible for oversight of the Banks, which includes risk management, compliance and enhanced performance through coordinated sharing of best practices.

Terry L. Troupe (age 59) has been Chief Financial Officer of Bankshares and MSD&T since he joined Bankshares in September 1996.

John L. Unger (age 53 ) became General Counsel on March 23, 2002 and was elected Secretary of Bankshares and MSD&T on July 1, 2002.  Prior to joining Bankshares, Mr. Unger was General Counsel to IMI Resort Holdings, Inc., a privately held real estate company in Greenville, South Carolina.

Michael M. Paese (age 39) was named Chief Administrative Officer of Bankshares in November 2004 and became Chief Risk Officer on January 2, 2005.  He joined MSD&T as a Senior Vice President and Deputy General Counsel in January 2003.  Before joining Bankshares, Mr. Paese was Senior Counsel to the Financial Services Committee of the U.S. House of Representatives (minority).  Mr. Paese advised the Committee on legal and policy issues relating to U.S. capital markets and corporate governance.  Prior thereto, Mr. Paese was a Vice President in equity capital markets, at J .P. Morgan & Co. Incorporated.  Prior thereto, Mr. Paese was an associate at Davis Polk & Wardwell.

Deborah A. Kakaris (age 43) has been an Executive Vice President of Bankshares and MSD&T since 2002.  She is responsible for Operations and Technology Services.  Mrs. Kakaris joined the bank in 1988 and served as a Senior Vice President from 1997 until March 2002.

Kaye A. Simmons (age 51) joined Bankshares as Senior Vice President and Treasurer in 2003, after the merger with F&M Bancorp.  She had been Treasurer of F&M Bancorp since 2000 and Executive Vice President and Chief Financial Officer of Farmers & Mechanics Bank since 2000.  Prior to that time, Ms. Simmons served as Senior Vice President of Finance and Treasurer of Citizens Bancorp from 1989 to 1997.

William T. Skinner, Jr. (age 59) has been Senior Vice President and Controller of Bankshares since 1998.  He has served as Controller of MSD&T since 1996.  Mr. Skinner joined MSD&T in 1979.

No family relationships, as defined by the rules and regulations of the Securities and Exchange Commission, exist among any of the Executive Officers.  All officers are elected annually by the Board of Directors and hold office at the pleasure of the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the directors and officers covered by that section to file reports with the Securities and Exchange Commission and Nasdaq relating to their common stock ownership and any changes in that ownership. We have reviewed the copies of the reports that have been filed, and written representations from the individuals required to file the reports. Based on this review, we believe that during 2006 each of our directors and executive officers has complied with applicable reporting requirements for transactions in our equity securities.

Code of Ethics

Bankshares has adopted a code of ethics that applies to its chief executive officer, chief financial officer and controller. The code of ethics is an exhibit to this Annual Report on Form 10-K.  The text of the code is posted on Bankshares’ website at www.mercantile.com.  Bankshares will provide to any person, without charge, upon request a copy of the code of ethics.  Requests for a copy of the code of ethics can be made in writing to: Mercantile Bankshares Corporation, P.O. Box 1477, Baltimore, MD 21203, Attn: Investor Relations.  Any future amendments to, or waivers from, the provisions of the code of ethics that require disclosure under applicable rules of the Securities and Exchange Commission will be disclosed in a current report on Form 8-K.

Stockholder recommended nominees for director

The Board of Directors has a policy that stockholders may propose nominees for consideration by the Nominating and Corporate Governance Committee for election at an annual meeting of stockholders by submitting the names and qualifications of such persons to the Nominating and Corporate Governance Committee in accordance with the timeframes required in our Bylaws.  Submissions must be made to the Nominating and Corporate Governance Committee, c/o Mercantile Bankshares Corporation, Secretary, Two Hopkins Plaza, Baltimore, Maryland 21201.  The Nominating and Corporate Governance Committee considers the qualifications for directors set forth in the Corporate Governance Guidelines and does not impose additional qualifications on stockholder-recommended potential nominees.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction and Overview

Bankshares believes that the quality of its senior management team is a critical factor in determining its ability to achieve its short-term and long-term goals with respect to profitability, growth and shareholder return.  We also believe that the most important factor in ensuring that we meet or exceed the highest standards in corporate behavior (including ethics, compliance and governance) is the “tone at the top” provided by our senior executives. For these reasons, as well as the difficulty and expense of attracting, and the disruption that often results from the departure of, senior executives, we believe that it is critical to be able to attract, develop and retain talented, experienced and highly-motivated executives who exhibit exceptional leadership abilities and possess the highest ethical standards. The primary objective of our executive compensation program is to enable us to meet that challenge in a highly competitive market.

We believe that in order to achieve our objective, our executive compensation program must be competitive, reward good results and provide incentives for future performance that sustains and enhances long-term stockholder value.

Executive compensation is a complex subject that is affected by a variety of ever-changing factors. These factors include developments that are often beyond our control, such as changes in tax and pension laws, changing accounting standards and policies, national and international market developments and trends within a particular market sector. In addition, since the competition for the best management talent is intense, the actions of other companies can have an impact on executive compensation policies and decisions. Moreover, Bankshares must take into account factors specific to itself, such as morale, team chemistry, changing strategic imperatives and the tension between potentially competing short-term and long-term objectives. The overall design of our executive compensation program and the elements constituting that program, therefore, must evolve over time as the marketplace and the needs of Bankshares continue to change. The result is that the program at any one time represents a combination of old and new elements, practices and polices.

Based on the foregoing, we believe that executive compensation is not a “one-size-fits-all” exercise, and that our interests are best served when those making the decisions have the flexibility to make those decisions based on the specific circumstances before them, subject to the standard of conduct required of all directors under Maryland law — that they act in good faith, in a manner reasonably believed to be in the best interests of Bankshares, and with the care that an ordinarily prudent person in a like position would use under similar circumstances.

On October 8, 2006, Bankshares entered into an Agreement and Plan of Merger with The PNC Financial Services Group, Inc. (“PNC”) pursuant to which Bankshares will merge with and into PNC, with PNC as the surviving corporation in the merger.  When the merger is completed, Bankshares’ stockholders will receive a combination of PNC common stock and cash in exchange for their Bankshares common stock.  Each share of Bankshares common stock will be converted into the right to receive 0.4184 of a share of PNC common stock (including the related preferred stock purchase rights under PNC’s May 2000 Rights Agreement) and $16.45 in cash, without interest.  Under the formula set forth in the merger agreement, an aggregate of up to approximately 54.2 million shares of PNC common stock (and an equal number of related rights) may be issued and $2.13 billion paid in the merger.  This merger was approved by Bankshares’ stockholders on February 27, 2007, after receiving most of the required regulatory approvals (such as approval by the Board of Governors of the Federal Reserve System and financial regulators in Maryland and Virginia).  The merger is currently expected to close in March of 2007.  Pending the merger, Bankshares must comply with the covenants contained in the merger agreement, but is generally continuing to operate in the ordinary course of business.

Corporate Governance
Bankshares’ Board has delegated most decision-making authority on compensation matters to the Compensation Committee of the Board, which is referred to herein as the Committee. The Committee’s primary function is to approve the compensation of our most senior executive officers, and in 2006, the Committee determined the compensation for the 14 members of Bankshares’ senior management team, which included Mr. Kelly and the four other senior executives named in the Summary Compensation Table below (the “Named Executives”).  These 14 individuals serve on Bankshares’ Management Committee and have the most direct impact on our overall performance. With respect to CEO compensation, the Committee makes recommendations to the Board, and CEO compensation is approved by the independent directors of the Board. The Committee also reviews and approves other employment related matters, including all employment agreements providing for annual salaries in excess of $200,000, all severance agreements with members of senior management, and all change in control agreements. The Committee also approves all equity-based awards, including awards granted under our stockholder-approved 1999 Omnibus Stock Plan, and reviews and approves the aggregate of all bonuses paid by Bankshares and its affiliates.

Historically, with the exception of new hires, it has been the practice of the Committee to award or set the primary elements of executive compensation (salary and cash and equity incentives) in the first calendar quarter of each year. Typically, the Committee meets in January or February to review the process for making compensation decisions, including determining the information and advice it will use in making such decisions. The Committee then meets one or more times generally in March (typically on or around the time of the regularly scheduled quarterly Board meeting; to (i) certify the deductibility of cash incentives; (ii) confirm that specified performance goals have been met with respect to the payment of cash bonuses or granting of equity awards relating to the past year or any other prior period; (iii) authorize and approve the payment or issuance of such prior year bonuses or awards; and (iv) set executive compensation for the current year, including salary, cash bonus opportunity and the grant of any equity-based compensation. This timing was selected because it enables the Committee to consider prior-year performance by Bankshares and the potential recipients and our expectations for the current year. The Compensation Committee’s schedule is determined in advance, and the proximity of any awards to earnings announcements or other market events is coincidental. For the 2006 fiscal year, these grants were made on March 29, 2006. In light of the scheduled closing of the PNC Merger, it is not anticipated that any grants will be made in 2007 by Bankshares. Pursuant to the PNC Merger Agreement, however, if any such grants are made, they will be terminated without consideration at the Effective Time.  Except as noted in the following paragraph, equity awards, including options, are always dated the date of the Committee meeting at which such awards are approved and the exercise price of such options is determined by the closing price of Bankshares’ stock on that date.

Secondary elements of executive compensation, such as employment agreements, severance arrangements (including change-in-control agreements), retirement arrangements, other employee benefits and perquisites are typically set at the time of an executive’s initial employment and are reviewed periodically from time to time as the need arises. On occasion, new hires are awarded options or other equity-based awards as an inducement to joining the company.  If these awards are approved prior to the commencement of employment, the exercise price is set as the closing price of Bankshares’ stock on the executive’s first date of employment. If the awards are approved after the commencement of employment, the exercise price of such options is determined by the closing price of Bankshares’ stock on the date the Committee approves the award.

Periodically over the past several years, as more fully described below, the Committee has reviewed Bankshares’ executive compensation philosophy, plans, policies and practices. This process was formalized under the amended charter of the Committee adopted in March 2006, and such reviews now take place on an annual basis in accordance with a fixed annual agenda.

Compensation Consultants
In 2003, 2005 and 2006, the Committee retained independent compensation consultants to advise it on executive compensation matters. Such consultants were retained by, and reported to, the Committee, which has the sole power to hire and fire such consultants. All work was commissioned by the Committee, although the consultants interacted with management to obtain necessary factual information regarding Bankshares’ performance and historical practices. The resulting reports were provided to both the Committee and management, and bills were presented directly to, and authorized for payment by, the Committee’s Chairman.

In 2003, the Committee retained Mellon Human Resources & Investor Solutions (“Mellon”) to provide an independent audit of Bankshares’ executive compensation program, which included an evaluation of the competitiveness of such program as compared to a peer group of 14 comparable companies in the commercial banking industry with assets, revenues and market capitalization similar to those of Bankshares. Mellon’s report, delivered to the Committee in December 2003 (the “Mellon Report”), also recommended priorities for governing and refining the executive compensation program in the future. In 2005, the Committee retained Frederic W. Cook & Co., Inc. (“Cook”) to assess the competitiveness of Bankshares’ executive compensation program and, if appropriate, to make recommendations for possible changes. Cook was selected by the Committee to replace Mellon as a result of the acquisition of Mellon by a third party and upon the recommendations of Committee members who had worked with Cook previously.  Cook’s report, delivered in March 2005, compared Bankshares’ executive compensation program to those of 14 comparable companies in the commercial banking industry with assets, revenues and market capitalization similar to those of Bankshares.  In 2006, the Committee asked Cook to prepare a competitive assessment of Mr. Kelly’s total compensation and equity holdings, and to prepare total compensation “tally sheets” for the nine most highly compensated members of senior management (including Mr. Kelly). These “tally sheets” showed for each individual (i) the value of total compensation for the previous year, (ii) the value of all stock-denominated compensation currently held, (iii) the projected value of all stock-denominated compensation held (based on various projected stock prices) and (iv) a summary of estimated benefits payable upon various termination of employment scenarios (including a change-in-control).

For a discussion of the impact of these reports on Bankshares’ executive compensation philosophy, policies and practices, see “Compensation Programs Design and Key Policies”, and “2006 Compensation”, below.

In addition, since 2005 Bankshares has retained Mark Bieler as a consultant to advise management on possible revisions of the executive compensation programs and on executive compensation matters generally. Mr. Bieler is President of Mark Bieler Associates, Inc., a consulting firm advising management of public and private sector organizations on strategic human resource and organizational development issues.  Prior to founding the firm, Mr. Bieler was Director of Human Resources for Bankers Trust Company and Executive Vice President of its parent, Bankers Trust Corporation. Management determines the nature and scope of his assignments, which to date have included advice on the redesign of Bankshares’ annual cash incentive and long-term equity incentive programs.

Role of Management
Our CEO, Mr. Kelly, provides input to the Committee with respect to the objectives, design and implementation of executive compensation policies, programs and practices generally. This includes the general design of programs in which Mr. Kelly participates along with others as a member of senior management, but does not include the amount of specific awards for Mr. Kelly, whether or not under such programs. Mr. Mason, Vice Chairman of Bankshares, also works with Mr. Kelly and management’s compensation consultant, Mr. Bieler, in providing such input to the Committee.  In addition, Mr. Kelly provides recommendations to the Committee with respect to the compensation of his direct reports and other members of senior management. Mr. Unger, Bankshares’ General Counsel, works closely with the Committee in an administrative capacity, assisting in the preparation of agendas, the delivery of materials in advance of meetings, and the documentation of Committee actions. Generally, Messrs. Kelly, Mason and Unger attend all Committee meetings. The Committee will ask some or all management members to excuse themselves from meetings as appropriate, and most meetings (including all meetings at which CEO compensation is determined) end with the Committee meeting in executive session with no members of management present.

Compensation Program Objectives

In March 2006, the Committee formalized its compensation philosophy by adopting the following, which was subsequently approved by Bankshares’ Board:

“The goal of our compensation program for senior executive officers is to enable us to attract and retain highly motivated executive personnel of outstanding ability and initiative, and to align closely the interests of those executives throughout their careers with those of our stockholders. In order to achieve our goal, we must reward good results and incent future performance which sustains and enhances long-term stockholder value. Compensation decisions are made within the context of three guiding principles: (i) total compensation for executives should be competitive with comparable companies, (ii) a substantial portion of the total compensation should be at risk and consist of performance-based cash and equity incentives that are linked to Company financial and non-financial results and, (iii) a significant portion of the total compensation opportunity should be equity-based, long-term incentives that are linked directly to achieving results that create stockholder value.”

In March 2006, the Committee also adopted, and the Board later approved, the following guidelines for assessing the CEOs performance for future compensation decisions:

Significant accomplishments

•                  Overall performance and leadership

o                 In context of any specific challenges

•                  Design and execution of strategic initiatives

•                  Acquisition execution/integration

•                  Building management team

•                  Leadership in creating a culture of ethics, compliance and diversity

•                  Leadership in transparency and corporate governance

Operating performance (on an absolute and relative basis)

•                  increases in net income

•                  increases in earnings per share (basic)

•                  increases in loans, deposits and noninterest income

•                  credit quality metrics

•                  returns on assets and equity

•                  maintenance of strong capital levels

Stock price performance

•                  Stockholder return

•                  P/E ratio

Compensation Program Design and Key Policies

Historically, the objectives of Bankshares’ executive compensation program have been to enable Bankshares to attract and retain highly-motivated executive personnel of outstanding ability and initiative in a competitive market, and to further the overall goals and objectives of Bankshares (which include short-term and long-term profitability, stability, growth and shareholder return) by including incentive components that link compensation to appropriate measures of individual and corporate performance. Shortly after his arrival as CEO in 2001, however, Mr. Kelly advised the Committee that he believed that changing market dynamics (particularly a sustained period of declining interest rates unprecedented in recent history and a decrease in opportunities to grow through acquisition) had rendered the design of the executive compensation program then in place inefficient, as it was no longer as effective as it could be in furthering Bankshares’ objectives. While the primary elements of the program at that time consisted of salary, annual cash incentives and long-term equity-based incentives in the form of stock options granted once each four years, the program relied more on fixed compensation (salary) and benefits (including perquisites), and less on incentives. As a result, executive salaries tended to exceed the median as compared to a peer group, and annual short-term cash and long-term equity-based incentive compensation lagged the median. Bankshares’ annual cash bonuses, expressed as a percentage of salary, were typically in the bottom quartile of peer results, and long-term equity-based incentive compensation significantly lagged peers. While most peers awarded long-term equity-based incentive compensation annually,  Bankshares made such awards to executive management in only two of the eight years prior to Mr. Kelly’s arrival (both times in the form of performance-based options). Furthermore, two performance metrics were used in such performance-based option grants, as well as in the annual cash bonus plan, with the result that incentives often were not realized despite strong performance by Bankshares across a host of other measures. This made these incentives less effective in achieving the objectives for which they were designed.  Finally, the design of Bankshares’ shareholder-approved annual cash bonus plan did not properly align management and shareholder interests, as it provided a disincentive for management to take actions that would favor long-term prospects over short-term results.

These conclusions were confirmed by the Mellon Report issued in December 2003, which recommended that incentive opportunities be enhanced and, in particular, that Bankshares develop a more competitive approach to long-term incentives.

Over the past several years, the Committee has attempted to address these issues by redesigning various elements of Bankshares’ executive compensation program. In 2002, it recommended that the cash bonus plan be amended to (i) increase the maximum percentage award from 65% (for class I participants), 50% (for class II participants) and 33% (for class III participants) of base salary to 100%, 60% and 40%, respectively, to put more cash compensation at risk and create a more appropriate allocation between salary and bonuses, and (ii) eliminate the compounded and annual growth rate earnings-per-share performance test in stock options going forward. In 2006, the Committee recommended that an entirely new annual cash bonus plan be adopted to replace the prior plan, with the primary difference being that under the new plan the Committee would have a much broader range of options for setting financial performance criteria, would have the added ability to establish non-financial qualitative performance or other goals for executives whose compensation was not subject to Section 162(m) of the Internal Revenue Code (“Non-162(m) Participants”), and would create the possibility that class I and class II participants could earn annual bonuses of up to 150% and 100%, respectively, for exceeding targeted performance goals “in a truly outstanding manner” (as opposed to the prior plan, which provided no incentive for exceeding targeted performance goals). In addition, in 2004 the Committee recommended that the 1999 Omnibus Stock Plan be amended to add two additional performance criteria (total stockholder return and share price) on which the grant, vesting or exercisability of an equity-based award under such plan could be made, and approved Bankshares’ first long-term incentive plan that provided for restricted stock awards to senior management based on meeting targeted objectives with respect to total stockholder return as measured over a two-year period. All of the foregoing recommendations were approved by the Board and implemented upon approval by the stockholders of Bankshares.

As a result of these changes, the current design of the executive compensation programs now more accurately reflects the three guiding principles underlying our compensation philosophy.

Elements of Compensation

The primary elements of the executive compensation program are base salary, the opportunity for annual incentive cash (bonus) compensation and longer-term equity-based incentive compensation.

Base Salary

Base salary is designed to provide competitive levels of compensation to executives based upon their experience, duties, scope of responsibility and proficiencies. We want to provide our senior management with a level of assured cash compensation in the form of base salary that reflects their professional status and accomplishments. In setting executive salaries, the Committee reviews competitive information provided by its consultants. However, salary amounts are not objectively determined, but instead reflect levels that the Committee concludes are appropriate based upon its general experience. As noted above, in recent years the Committee made a decision to put more cash compensation at risk and create a more appropriate allocation between salary and bonuses. As a result, in 2005 and 2006, annual salary increases among senior management generally have become less important.

Bonus

Annual incentive cash compensation for senior executives is currently determined under the Annual Cash Incentive Plan (“ACIP”), approved by our stockholders in 2006. Such compensation is based on meeting specified annual corporate (and, in certain cases, individual) performance goals related to specified performance criteria. Under the ACIP, the maximum potential annual cash incentive compensation award for those executives designated as Class I participants in any year is limited to a percentage (not to exceed 100% for meeting targeted performance goals; not to exceed 150% in the event performance goals are exceeded in a truly outstanding and unusual manner) of the individual’s applicable base salary. For all other participants (Class II participants) such limits are 60% and 90%, respectively, of the individual’s applicable base salary. The maximum award payable to a Section 162(m) participant is $5 million, and in the event of a change of control of Bankshares, the performance goals for the year in which such change of control occurs shall be deemed to have been met at 100% level of base salary for Class I participants and 60% level of base salary for Class II participants. Other than our CFO, Mr. Troupe (who is a Class II participant), all of the Named Executives are Class I participants in the ACIP. Awards earned under the ACIP (and its predecessor plan) with respect to any plan year are paid in February or March of the following year.

Under the ACIP, the Committee has the authority to determine participants from among key employees of Bankshares and its affiliates, and to establish, at its discretion, the basis and terms of participation for Non-Section 162(m) Participants. For those participants a portion of whose compensation is subject to Section 162(m) (“Section 162(m) Participants”), the Committee is authorized to designate the financial criteria that will apply to awards to such individuals, the performance goals that Bankshares must meet with respect to the financial criteria designated and a payout matrix or formula for determining bonuses earned based on the level of performance achieved. The financial criteria for use in determining awards for Section 162(m) Participants must consist of one or more of the following financial measures: operating income, growth in operating income or net income, earnings per share, growth in earnings per share, cash flow measures, credit quality measures, efficiency measures, net interest margin measures, expenses, return on equity, return on assets, stockholder returns, stock price and achievement of balance sheet or income statement objectives. Such financial criteria may be company-wide or on a departmental, divisional or regional basis and may be measured in absolute terms, by reference to internal performance targets, or as compared to another company or companies, and may be measured by the change in that performance target compared to a previous period.

In 2006, the Committee designated 13 participants in the ACIP, including all of the Named Executives. All Named Executives (other than Mr. Troupe) were designated as Section 162(m) participants. As both Mr. Kelly and Mr. Mason held responsibilities across the entire corporation, it was determined that the metrics for each should be based on overall corporate performance.  The Committee concluded that 50% of their target cash bonus award should remain tied to the traditional measure of earnings per share (“EPS”) growth.  In addition, it elected to use Return on Average Assets (“ROAA”) as a reflection of the relative quality of earnings of Bankshares and the ratio of Non-Performing Assets to Total Loans & Other Real Estate Owned as a measure of credit quality.  Both the Return on Average Assets and credit quality measures were given equal 25% weightings in the target bonus computation for Mr. Kelly and Mr. Mason.  The goals and payouts with respect to these measures were set in the context of both Bankshares’ historical performance and its standing in relation to its peer group. The Committee also felt Mr. Wilson should have a 50% weighting on the corporate EPS growth measure.  The remainder of his target cash bonus award was tied to metrics of performance for the business unit for which he had direct responsibility.  The Committee selected measures of Investment & Wealth Management Division Pre-Tax Income Growth and Revenue Growth with equal 25% weightings, (but set a hurdle rate for Pre-Tax Income Growth before the Revenue Growth metric would apply).  Goals and payouts for the IWM-related metrics were set in the context of historical and budgeted 2006 performance for the division.  For all other members of the management team, the Committee chose to weight the corporate EPS metric at 40% of the target bonus award.  Individual business unit performance metrics for Mr. Reid were set against Net Profit Contribution (pre-tax income before management fee) for MSD&T and separately for its MB&T division, each weighted at 20% of target cash bonus.  Goals and payouts against these business unit metrics were set against historical and budgeted 2006 performance for those business units. The remaining 20% of Mr. Reid’s bonus was to be awarded based on a qualitative evaluation focused on management and leadership of his business unit as well as on the maintenance of credit quality standards, regulatory and audit compliance results, and assignments and contributions resulting in unusual benefit to Bankshares.  In addition to awarding 40% of his target cash bonus against the corporate EPS metric, the committee felt Mr. Troupe should be measured against the same corporate ROAA measurement of earnings quality applied to Messrs. Kelly and Mason.  It weighted 20% of his target award against this metric and the remaining 40% on a qualitative evaluation of his business unit management and leadership, overall expense control, regulatory and audit compliance, project management, and assignments and contributions resulting in unusual benefit to Bankshares.

The remaining eight members of senior management who participated in the ACIP for 2006 have more diverse performance goals and include a subjective, qualitative component that accounts for between 20% and 50% of the executive’s total bonus opportunity. Where an employee has responsibility for a particular business unit or division, the performance goals include goals based on the operational performance of those units. Where an employee has broader corporate responsibility, such as our general counsel, the goals are tailored to his or her particular objectives for the year. However, Bankshares’ EPS growth is at least a 40% factor in all performance goals.

EPS growth performance goals for all ACIP participants start at 3% (which corresponds to a 10% payout of the applicable percentage of the total bonus opportunity based on the criterion), and each additional 1% of EPS growth corresponds to an additional 10% payout, with a 100% payout being earned when EPS growth equals 12% and the maximum payout of 150% being earned when EPS growth equals or exceeds 17%.

ROAA performance goals for Mr. Kelly and Mr. Mason start at greater than 1.50% but less than 1.60% (which corresponds to a 25% payout of the applicable percentage of the total bonus opportunity based on that criterion), with a 100% payout being earned when ROAA is greater than 1.75% but less than 1.80% and the maximum 150% payout when ROAA is greater than 1.85%.  Credit quality performance goals for Mr. Kelly and Mr. Mason start with a ratio of Non-Performing Assets to Total Loans and Other Real Estate Owned of less than or equal to 60 basis points (“bps”) but greater than 55bps (which corresponds to a 25% payout of the applicable percentage of the total bonus opportunity based on that criterion), with a 100% payout thus being earned when that ratio is less than or equal to 45bps but greater than 30bps and the maximum 150% payout when that ratio is less than or equal to 25bps.

Mr. Wilson’s IWM pre-tax income (“PTI”) goals and payout calculation methodology mirror those for the EPS goals described above, with a slight adjustment in the various thresholds. Thus, payout for IWM PTI growth performance starts at 6% (which corresponds to a 10% payout of the applicable percentage of the total bonus opportunity based on that criterion), with each additional 1% of IWM PTI growth corresponding to an additional 10% payout, with a 100% payout being earned when IWM PTI growth equals 15% and the maximum payout of 150% being earned when IWM PTI growth equals or exceeds 20%. Mr. Wilson’s IWM revenue growth goals and payout matrix are identical to those relating to PTI growth.

Mr. Reid’s MSD&T and MB&T PTI goals and payout calculation methodology are the same as Mr. Wilson’s noted above, but again with slight adjustments to the various thresholds. Thus, payout for MSD&T PTI growth performance starts at 11% (which corresponds to a 10% payout of the applicable percentage of the total bonus opportunity based on that criterion), with each additional 1% of MSD&T PTI growth corresponding to an additional 10% payout, with a 100% payout being earned when MSD&T PTI growth equals 20% and the maximum payout of 150% being earned when PTI growth equals or exceeds 25%. Mr. Reid’s payout for MB&T PTI growth performance starts at 1% (which corresponds to a 10% payout of the applicable percentage of the total bonus opportunity based on that criterion), with each additional 1% of MB&T PTI growth corresponding to an additional 10% payout, with a 100% payout being earned when MB&T PTI growth equals 10% and the maximum payout of 150% being earned when PTI growth equals or exceeds 15%.

Mr. Troupe’s ROAA performance goals and payout calculation methodology are the same as those for Mr. Kelly and Mr. Mason with respect to ROAA described above.

In setting performance goals and payout methodology for 2006 awards under the ACIP with respect to EPS and other corporate-wide financial performance metrics, the Committee reviewed Bankshares’ historical performance with respect to the applicable criteria, as well as Bankshares’ performance in these areas relative to its peers. The Committee’s objective in setting these goals was to set goals that reflected superior performance but that were not unachievable and thus would eliminate the incentive factor.

Prior to 2006, bonuses for senior executives were determined under the Annual Incentive Compensation Plan (“Old Bonus Plan”) approved by stockholders. Under this plan, the CEO, COO and the heads of selected key operating subsidiaries or units had the opportunity to earn cash bonuses equal to 100% of base salary, while the maximum bonus opportunity for other plan participants was limited to either 60% or 40% of base salary.  For the years 2002 to 2005, bonuses were based solely on annual growth in EPS of Bankshares, with no bonuses earned if EPS growth was less than 3%, maximum bonuses earned if EPS growth equaled or exceeded 12% and bonuses pro-rated based on growth between 3% and 12%.

Equity-Based Incentives

Longer-term equity-based incentive compensation is awarded pursuant to the 1999 Omnibus Stock Plan (the “1999 Plan”), initially approved by our stockholders in 1999 and amended and re-approved in 2004. The 1999 Plan is designed to align the interests of key employees and stockholders, encouraging participants to maintain and increase their ownership of our common stock with the opportunity to benefit along with our stockholders in both market-based and performance-based share appreciation. The 1999 Plan authorizes the issuance of up to 4,500,000 shares of common stock in the form of stock options, stock appreciation rights (“SARs”) or restricted stock.  The 1999 Plan also authorizes the issuance of phantom stock units (“PSUs”), including restricted stock units (“RSUs”).  The 1999 Plan is administered by the Committee.

Historically, the primary form of equity compensation awarded under the 1999 Plan consisted of stock options, with as many of such options as permitted by law designated as incentive stock options.  Prior to 2002, such option grants were primarily performance-based, with vesting subject to meeting performance objectives with respect to growth in EPS and net after-tax operating income on both a compounded basis from the applicable base year and on a year-to-year basis. Primarily because of market conditions such as a sustained period of declining interest rates, and a decrease in opportunities to grow through acquisition, most of the growth targets were not achieved, and as a result a substantial portion of the performance-based options were forfeited, basically eliminating their longer-term incentive value to employees. Options granted since 2002, therefore, have not been performance-based and instead have provided for vesting over time (generally pro rata over three years) assuming continued employment.  In addition, beginning in 2006, Bankshares changed its practice of granting incentive stock options and, instead, choose to grant solely non-qualified options in order to take advantage of the more favorable tax treatment to Bankshares.

Bankshares has expensed options since the adoption of Statement of Financial Accounting Standards No. 123 in 1995, thus the 2006 change in the accounting treatment for stock options as a result of the adoption of Statement of Financial Accounting Standards No. 123(R), had minimal impact on our option granting practices. However, partially because of our decision to expense options at a time when our competitors were not, our option grants significantly lagged our peers.  As a result, in 2002 we began granting shares of restricted stock to members of senior management in addition to or in lieu of option grants, and concluded that restricted stock would provide an equally motivating form of incentive compensation while permitting us to issue fewer shares, thereby reducing potential dilution. Restricted stock awards granted since that time have been both “performance-based” and “time-based.” In order for the performance-based restricted stock to be earned, Bankshares must achieve certain performance goals within the applicable performance period covered by the awards. The recipient also must remain employed by Bankshares for one additional year following the award of such shares, if earned, in order for the restricted stock to vest. The financial criteria for these performance goals were approved by our stockholders in connection with their re-approval of the 1999 Plan in 2004.

In establishing award levels for both options and restricted stock, we generally do not consider current equity ownership levels of the recipients or prior awards that are fully vested. It is our belief that competitors who might try to hire away our employees would not consider vested equity ownership in Bankshares and, accordingly, to remain competitive we cannot afford to consider that factor either.  We also want to be certain that our employees have ongoing incentives.

In 2002, Bankshares made its first restricted stock grants to provide additional long-term equity-based incentives, awarding an aggregate of 24,375 shares to our CEO and our next two highest-paid executives at the time, Mr. Reid and the head of our affiliate bank network. In addition, we awarded an aggregate of 105,000 restricted shares as part of our recruitment efforts for a new head of Investment and Wealth Management and a new Chief Investment Officer.

In April 2003, the Committee awarded 90,000 shares of restricted stock to Mr. Kelly.  This award was “time-based” as opposed to performance-based, vesting in its entirety on the third anniversary of the award date, provided only that Mr. Kelly remained employed by Bankshares on that date.  The Committee made this award for retention purposes and to provide additional incentive to Mr. Kelly by more closely aligning his interests with those of our stockholders.  At that time, Mr. Kelly’s equity interest in Bankshares was significantly below that of other CEOs at peer companies.  In addition, based on its assessment of his performance during the first two years of his employment, the Committee determined that it was desirable to ensure Mr. Kelly’s retention for an additional period.

In March 2004, based in part on the recommendation of its compensation consultant at that time (see “Compensation Consultants”, above), the Committee approved Bankshares’ first performance-based long term incentive restricted stock program under the 1999 Plan. Under this program (the “2004 LTIP”), seven senior executive officers of Bankshares (including each of the Named Executives, other than Mr. Wilson, who was not employed by Bankshares at the time) had the potential to receive restricted stock based on Bankshares achieving specified performance goals over a two-year period ending December 31, 2005. The target award for each participant was 100% of such participant’s then-current annual salary, payable in shares of restricted stock (valued at the closing price of Bankshares’ stock as of the last day of the performance period). The Committee could grant awards if the compound annual growth rate of total stockholder return for the two-year performance period equalled or exceded 12% annually. The Committee chose this performance criteria and goal because of its clear alignment with stockholder interests. The awards were “all or nothing”, with no awards earned if the 12% threshold was not met. The performance goals for the 2004 LTIP were achieved. Award recipients also were required to remain employed by Bankshares for an additional one year following the date on which the awards were approved by the Committee in order for the restricted stock to vest.

In 2006, the Committee approved a performance-based long-term incentive program under the 1999 Plan. Under this program (the “2006 LTIP”), 14 senior executive officers of Bankshares (including each of the Named Executives), have the potential to receive restricted stock units (if earned, convertible to shares of common stock on a one-for-one basis) based on Bankshares achieving specified performance goals over a three-year period. The target award for each participant is a number of restricted stock units, such number determined by dividing a multiple of such participant’s annual salary as of March 29, 2006 by the closing price of Bankshares’ common stock on the date of grant.  Based on such closing price, the value of such target awards for the Named Executives were as follows: Mr. Kelly — $1,500,000; Mr. Mason — $900,000; Mr. Wilson — $900,000; Mr. Reid — $600,000; and Mr. Troupe — $600,000. Awards are earned based on the percentage improvement (not compounded), if any, in Bankshares’ pre-tax operating earnings for 2008 as compared to 2005.  The amount of the target award earned varies based on the amount of such percentage improvement achieved, as follows: 15% improvement — 25% payout; 18% improvement — 50% payout; 22.5% improvement — 75% payout; 27% improvement — 100% payout; 33% improvement — 125% payout; 45% or more improvement — 150% payout (maximum award). If earned, such awards will vest one year from the date of grant if the recipient remains employed by Bankshares through such date. If the recipient voluntarily terminates employment prior to that date or is terminated involuntarily for cause, the award will be forfeited. Dividend share equivalents accrue during the three-year performance period and the one-year vesting period, and are issued in the form of additional shares in the event the award is earned and vests. In the event of a change in control during the performance period, awards are deemed earned and vest at 100% of the target award. As a result, upon the closing of the PNC merger, the awards will accelerate and be paid out at 100% of target. (See “Change in Control” below for a discussion of Bankshares’ philosophy with respect to the acceleration of awards in a change in control scenario.)

Other Elements

Secondary elements of our executive compensation program include qualified retirement plans, supplemental retirement plans, a deferred compensation plan, certain severance arrangements and perquisites, all of which are more fully described in those parts of this Item 11, which follow this Compensation Discussion and Analysis.  Our philosophy with respect to these items is to maintain competitive overall compensation programs.  Perquisites do not constitute a significant part of our executive compensation program. The primary perquisites for senior managers at or above the level of executive vice president (and equivalents) are use of a company-owned automobile, payment of certain club dues and the provision of in-house meals. We want to encourage our senior management to belong to a golf or social club so that they have an appropriate entertainment forum for customers and appropriate interaction with their communities.  In addition, we continue to provide certain perquisites (such as club dues and automobile use) because historically they have been considered as part of the executive compensation package and we believe that they are provided by many of our competitors.  We provide in-house meals because we already maintain a corporate dining room for the purpose of entertaining customers and other visitors, and by making meals available to executives we believe that it saves time and increases their efficiency. We annually review the perquisites that senior management receives. Senior management also participates in Bankshares’ other benefit plans on the same terms as other employees. These plans include medical, dental and life insurance. Relocation benefits also are reimbursed but are individually negotiated when they occur.

2006 Compensation

The Committee met in January 2006, and again in February, to outline the process for determining the 2006 compensation of executive management. Upon the recommendation of management, the Committee was willing to consider a new annual cash bonus program, and a new long-term incentive program utilizing restricted stock, and asked its consultant, Cook, to work with management and its consultant, Mr. Bieler, to develop recommendations with respect to these matters for its review. In addition, to provide information to assist it in determining the components and levels of 2006 compensation, the Committee directed Cook to perform a competitive assessment of Mr. Kelly’s total compensation and equity holdings, and to prepare “tally sheets” for the nine most highly compensated members of senior management (including Mr. Kelly and the other Named Executives), showing  (i) the value of total 2005 compensation paid to each individual, (ii) the value of stock-denominated compensation held, (iii) the projected value of such equity holdings at various stock prices, and (vi) a summary of estimated benefits upon termination of employment (including upon a change in control).

Cook’s report was delivered in March 2006. Cook’s competitive assessment of Mr. Kelly’s total compensation and equity holdings compared Mr. Kelly’s 2005 compensation and aggregate equity compensation holdings to the 2004 equivalent information (the most recent information publicly available) with respect to the CEOs of 14 peer organizations, consisting of commercial banking organizations with market capitalizations (as of 12/31/05) ranging from $2.1 billion to $6.0 billion (compared to $4.6 billion for Bankshares as of that date).

Cook concluded that Mr. Kelly’s 2005 total compensation was around the 75th percentile of peer norms, and that his total wealth from compensation-based equity holdings relative to peers ranked below the 10th percentile. In addition, the report concluded that Mr. Kelly’s Supplemental Retirement Plan and Change-in-Control protection were generally competitive with external market norms, but that his general severance protection was below competitive norms. It should be noted that, prior to the date of Cook’s report, Mr. Kelly had offered to relinquish his contractual rights to a general severance (in the form of continued salary and bonus for the remainder of his one-year employment agreement) upon termination without cause and to a cash severance payment upon termination upon a change-in-control, and that in fact these changes were accepted by the Committee and agreed to by Mr. Kelly and Bankshares in April 2006.

Because the financial performance data provided by Cook in its draft report with respect to the peer companies did not include all of the financial results and ratios typically used by securities analysts to evaluate performance in the commercial banking industry, the Committee requested that Sandler O’Neill & Partners, L.P. (“Sandler”), Bankshares’ investment banker, provide such information. Sandler’s peer group consisted of 13 of the 14 peer organizations identified by Cook, the lone exception being a company that had been acquired in 2005.

The performance information provided to the Committee by Sandler included five metrics relating to valuation, 11 metrics relating to trading and operating performance, and a comparison of Bankshares’ 1-year, 3-year and 5-year total shareholder returns to the peer group, a select group of Mid-Atlantic bank holding companies and a select group of regional bank holding companies.

The valuation metrics were: price/earnings ratio (2006 and 2007), long-term growth rate estimate in earnings per share, price/earnings ratio divided by long-term growth rate, price/tangible book value ratio, and premium to core deposits rate. In these categories, among the 14 companies (including Bankshares), Bankshares ranked 4th, 5th, 9th, 6th, 9th and 3rd, respectively.  The relative trading and operating metrics included, with respect to profitability: core return on average assets, core return on average equity, return on average tangible equity, net interest margin, efficiency ratio, fee income ratio, year-over-year EPS growth and year-over-year net income growth. In these categories Bankshares ranked 1st, 9th, 12th, 3rd, 2nd, 9th, 3rd and 6th, respectively. In the capital measurement of tangible common equity divided by tangible assets, Bankshares ranked 1st, and in the credit quality metrics of reserves divided by non-performing assets, and non-performing assets divided by assets, Bankshares ranked 1st and 4th, respectively. Bankshares’ 1-year, 3-year and 5-year total shareholder returns of 15.4%, 75.3% and 70.0%, respectively, compared to 7.2%, 62.2% and 83.4% for the peer group, 7.8%, 48.9% and 77.3% for the group of Mid-Atlantic bank holding companies, and 9.4%, 77.0% and 98.9% for the group of regional bank holding companies.

The Committee also reviewed five years of financial highlights for Bankshares and comparable data that showed Bankshares as (i) one of only seven bank holding companies (with a market capitalization greater than $2 billion and less than $50 billion) in the country with a Net Interest Margin greater than 4.0%, ROAA greater than 1.5%, Tangible Equity/Assets greater than 7.5% and NPAs/Assets 40 bps or lower.

With the foregoing information as background, the Committee’s decisions regarding senior executive officer 2006 compensation were primarily based upon an assessment of each senior executive officer’s leadership performance and potential to enhance long-term shareholder value.  The Committee members relied upon their judgment about each individual - and not on rigid guidelines or formulas, or short-term changes in business performance - in determining the amount and mix of compensation elements for each senior executive officer. Key factors affecting the Committee’s judgments included the nature, scope and level of the executive’s responsibilities; the executive’s contribution to Bankshares’ financial results; the executive’s effectiveness in leading Bankshares initiatives to improve customer service, productivity, cash flow and profitability; the executive’s contribution to Bankshares’ commitment to corporate responsibility, including the executive’s success in creating a culture of integrity and compliance with applicable law and Bankshares’ ethics policies; and the executive’s commitment to corporate citizenship.

Based upon a belief that equity compensation should be a larger relative part of the overall compensation mix for the most senior executives than it had historically been, based on peer evaluation, and based on the understanding that equity ownership amongst our senior executives was lower than many of our competitors, the Committee decided on the following targets for compensation mix:

Name	% Salary	% Cash Bonus Opportunity	% Long-term equity
Mr. Kelly	30.0	30.0	40.0
Mr. Troupe	45.0	25.0	30.0
Mr. Mason	33.3	33.3	33.3
Mr. Wilson	33.3	33.3	33.3
Mr. Reid	37.5	37.5	25.0

Furthermore, the Committee looked at the mix of equity related compensation with the belief that it should be comprised of reward created by stock price appreciation and reward created by long term operating performance.  In providing for the former, we elected to use annual stock option awards, and in the case of the latter we created restricted stock units in conjunction with a long-term incentive program tied to achieving benchmark results in pre-tax operating income over a three year period.  As we intended to issue units to individual executives only once in any three year period, we determined that only one fourth of the target award would be used in calculating the equity component of total compensation in any given year in which an unvested award remained outstanding.  In determining the mix of the equity component to each executive, we allocated a greater percentage of stock options to the most senior executives, believing that the shareholders benefited from their closer relative relationship to the appreciation of the stock.

Decisions concerning specific compensation elements and total compensation paid or awarded to Bankshares’ senior executive officers, including the Chief Executive Officer, for 2006 were made within the framework described above and after consultation with Cook, the Committee’s independent compensation consultant. The Committee also considered each executive’s 2005 total compensation and the appropriate balance between incentives for long-term and short-term performance. With respect to senior executive officers other than the Chief Executive Officer, the Committee also considered the Chief Executive Officer’s evaluation of the performance, value and contributions of each such executive. In implementing its 2006 executive compensation program in March 2006, the Committee also considered Bankshares’ financial performance during 2005, including the 20.4% increase in net income; the 18.1% increase in diluted earnings per share; the 8.1% increase in the stock price during 2005; the successful integration of the Community Bank of Northern Virginia acquisition; the substantial increases in loans, deposits and noninterest income; achievement of even better credit quality than in 2004 (which has been the best in the past 20 years); improvements in returns on assets and equity; improvements in the efficiency ratio; and maintenance of strong capital levels. The Committee also reviewed Bankshares’ performance relative to peers on many of these metrics. In all cases, the specific decisions involving 2006 senior executive officer compensation were ultimately based upon the Committee’s judgment about the individual executive’s performance and potential future contributions and about whether each particular payment or award would provide an appropriate incentive and reward for performance that would sustain and enhance long-term stockholder value.

The Committee makes a recommendation to the Bankshares Board of Directors, which determines Mr. Kelly’s compensation. For 2006, Mr. Kelly received $950,000 in salary, a target cash bonus of $950,000 under the ACIP, non-qualified stock options for 120,000 shares of common stock valued at $843,142 on the date of grant and which become exercisable in equal installments over three years, and participation in the 2006 LTIP with a target award of 39,236 restricted stock units valued at $1,500,000 on the date of grant. In addition, in March 2006, Mr. Kelly received a restricted stock grant of 104,630 shares valued at $4 million on the date of grant. This award, which the Committee made for retention purposes in lieu of extending Mr. Kelly’s contract beyond its current annual one-year renewal, vests pro rata over a four year period and is subject to forfeiture if Mr. Kelly is terminated for cause or voluntarily terminates his employment prior to any vesting date. The Committee based its decisions on its assessment of Mr. Kelly’s performance.  This assessment included a review of significant accomplishments and strong operating performance, as well as stock price performance during 2004 and 2005, all as discussed above.

In December 2006, the Committee awarded 2006 bonuses to senior management at the same levels as 2005 bonuses except for Mr. Wilson who had received a lower bonus in 2005.  These bonuses were awarded pursuant to the PNC Merger Agreement, and were paid in December at the request of PNC.  No other bonuses will be paid to these individuals in respect of 2006.

Compensation Committee Report

The Compensation Committee of the Board of Directors of Bankshares has reviewed and discussed the Compensation Discussion and Analysis contained in this Item 11 to Annual Report on Form 10-K with management.  Based upon that review and those discussions, the Compensation Committee recommends to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

The Compensation Committee

Anthony W. Deering (Chair)

George L. Bunting, Jr.

Christian H. Poindexter

Clayton S. Rose

Donald J. Shepard

Summary Compensation Table

The following table shows all compensation earned by our Chief Executive Officer, our Chief Financial Officer, and the next three highest compensated executive officers for 2006.

On January 10, 2006, Bankshares announced a three-for-two stock split on its common stock.  Share numbers and per share amounts used in the Summary Compensation Table and all other tables in this Part III of Form 10-K have been adjusted to give effect to the split.

Name and Principal Position	Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	Non- Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings (5)	All Other Compensation (6)	Total
Edward J. Kelly, III President & CEO	2006	$950,000	$950,000	$2,047,193	$881,454	$0	$458,900	$363,077	$5,650,624
Terry L. Troupe CFO	2006	300,000	180,000	353,231	102,975	0	23,072	83,253	1,042,531
Alexander T. Mason Vice Chairman & COO	2006	750,000	750,000	963,282	486,320	0	10,930	247,631	3,208,163
Jay M. Wilson Vice Chairman and CEO of IWM	2006	750,000	750,000	188,667	259,894	5,426	11,115	180,989	2,146,061
J. Marshall Reid President of MSD&T	2006	500,000	500,000	462,780	162,290	4,478	27,569	227,765	1,884,882

(1)  Includes salary deferred during 2006 pursuant to Bankshares’ Nonqualified Deferred Compensation Plan. Such deferred amounts are also included in the amounts provided under the heading “Executive Contributions in Last FY” in the Nonqualified Deferred Compensation Table below.

(2)  Represents bonus earned for 2006 and paid in December 2006. Does not include bonuses earned in 2005 and paid in March 2006 in the following amounts: Mr. Kelly - $950,000; Mr. Troupe - $180,000; Mr. Mason - $750,000; Mr. Wilson - $375,000; and Mr. Reid - $500,000.

(3)  Represents the compensation costs of the 2006 LTIP, RSUs and RSAs, including accrued dividends for financial reporting purposes for the year ended December 31, 2006 under FAS 123(R), rather than an amount paid to or realized by the Named Executive.  Refer to Note No. 15 — Stock-based Compensation Expense of the consolidated financial statements for the assumptions made in determining FAS 123(R) values.  The FAS 123(R) value as of the grant date for RSUs and RSAs are spread over the number of months of service required for the grant to become non-forfeitable.  In addition, ratable amounts expensed for grants that were granted in prior years are included, that is, amounts in respect of grants made in 2003 through 2005.  There can be no assurance that the FAS 123(R) amounts will ever be realized.

(4)  Represents the compensation costs of stock options for financial reporting purposes for the year ended December 31, 2006 under FAS 123(R), rather than an amount paid to or realized by the Named Executive.  Refer to Note No. 15 — Stock-based Compensation Expense of the consolidated financial statements for the assumptions made in determining FAS 123(R) values.  The FAS 123(R) value as of the grant date for stock options is spread over the number of months of service required for the grant to become non-forfeitable.  In addition, ratable amounts expensed for grants that were granted in prior years are included, that is, amounts in respect of grants made in 2003 through 2005.  There can be no assurance that the FAS 123(R) amounts will ever be realized.

(5)  Amounts shown are solely an estimate of the increase in actuarial present value of the Named Executive’s age 65 accrued benefit under Bankshares’ retirement plans for 2006.  Assumptions are further described in Note No. 14 — Pension and Other Postretirement Benefit Plans of the consolidated financial statements.  There can be no assurance that the amounts shown will ever be realized by the Named Executives.

(6)  See the Table captioned “All Other Compensation-2006” for a break down of these amounts, which include perquisites, dividend equivalents and Bankshares match on 401(k) plan.  In addition to the items in that chart, the Named Executives are provided dental, health, vision, life insurance and long-term disability insurance benefits, which are available to all employees.  In addition, Bankshares has a dining room which operates for breakfast and lunch, is used by Bankshares employees for business purposes and may be used generally by executive officers free of charge. The average value of a breakfast in the dining room is $15 and the average value of a lunch in the dining room is $30.

All Other Compensation - 2006

The following chart reflects certain other compensation provided to Messrs. Kelly, Troupe, Mason, Wilson and Reid.

Name	401(k) (1)	Auto	Club Dues	Cash Balance SERP	401(k) SERP	Airfare	Total
Mr. Kelly	$13,200	$9,592	$20,461	$236,700	$78,900	$4,224	$363,077
Mr. Troupe	13,200	6,253	0	50,600	13,200	0	83,253
Mr. Mason	13,200	16,826	14,605	142,100	60,900	0	247,631
Mr. Wilson	13,200	1,344	3,445	114,100	48,900	0	180,989
Mr. Reid	13,200	9,825	19,140	147,200	38,400	0	227,765

(1)  The 401(k) matching contribution is available to all employees.

Grants of Plan-Based Awards Table(1)

The following table sets forth information with respect to each grant of an award made to each of the Named Executives in 2006 under any compensation plan.

		Estimated Future Payouts Under Equity Incentive Plan Awards(#)			All Other Stock Awards: Number of		All Other Option Awards: Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Stock and
Name and Principal Position	Grant Date	Threshold (2)	Target (2)	Maximum (2)	Shares of Stock or Units		Underlying Options	Awards ($/Sh)	Option Awards (4)
Edward J. Kelly, III	3/29/06	0	0	0	0		120,000	$38.23	982,000
President & CEO	3/13/06	0	0	0	22,590		0	0.01	874,233
	3/29/06	0	0	0	104,630		0	0.01	3,998,959
	4/1/06	0	0	0	8,683	(3)	0	0.00	333,861
	3/29/06	9,809	39,236	58,854	0		0	0.00	1,499,992
Terry L. Troupe	3/7/06	0	0	0	22	(3)	0	0.00	843
CFO	3/13/06	0	0	0	6,909		0	0.01	267,486
	3/29/06	3,923	15,694	23,541	0		0	0.00	599,982
Alexander T. Mason	3/29/06	0	0	0	0		65,000	38.23	532,350
Vice Chairman & COO	3/13/06	0	0	0	19,932		0	0.01	771,368
	11/1/06	0	0	0	1,429	(3)	0	0.00	64,162
	3/29/06	5,885	23,541	35,312	0		0	0.00	899,977
Jay M. Wilson	3/29/06	0	0	0	0		65,000	38.23	532,350
Vice Chairman and CEO of	12/14/06	0	0	0	10,463		0	0.01	420,924
IWM	3/29/06	5,885	23,541	35,312	0		0	0.00	899,972
J. Marshall Reid	3/29/06	0	0	0	0		20,000	38.23	163,800
President of MSD&T	3/7/06	0	0	0	22	(3)	0	0.00	843
	3/13/06	0	0	0	10,630		0	0.01	411,381
	3/29/06	3,923	15,694	23,541	0		0	0.00	599,982

(1)  There are no amounts that need to be reported under the column “Estimated Future Payouts Under Non-Equity Incentive Plan Awards,” so it has not been included.

(2)  Relates only to potential awards under the 2006 LTIP, approved on March 29, 2006. The amounts do not include dividends earned on the original balances awarded.  The threshold amount represents the minimum award to be paid out under the plan if minimum performance thresholds are met.  The maximum column represents the largest award possible under the plan and the target column represents the expected award under the plan.

(3)  This represents dividend equivalent shares earned on previous awards that were issued upon the vesting of such award.

(4)  Option compensation is based on fair value of the award as determined using the Black-Scholes method based on the methods used under FAS 123(R).  The value of stock awards is based on the closing price of one share of stock on the date of issuance less any compensation paid for the award.  The grant date fair value of the dividend equivalent shares is based on market value of one share of common stock on the date of issuance.  In accordance with FAS 123(R) the expense recorded for dividend equivalent shares is based on the total value of the dividend paid on the dividend payment date amortized over the remaining vesting period of the award.

For a discussion of various elements of compensation, including compensation arrangements and an explanation of the level of salary and bonus in proportion to total compensation, see “Elements of Compensation Program” and “2006 Compensation” in the Compensation Discussion and Analysis.

All stock-based awards shown in the Grants of Plan-Based Awards Table were issued pursuant to the 1999 Plan and the programs thereunder.  The “Estimated Future Payouts Under Equity Incentive Plan Awards” columns in that table include the potential awards under the Company’s 2006 LTIP.  The amounts of awards earned under the 2004 LTIP were determined at the end of 2005 and were awarded in March of 2006 and therefore appear as part of “All Other Stock Awards” column.

We and MSD&T have entered into an agreement with Mr. Kelly pursuant to which he serves in his executive positions. The agreement was for an initial term of five years, which ended February 2, 2006 and is subject to annual renewal thereafter unless either Bankshares, MSD&T or Mr. Kelly provide appropriate advance notice of termination. Mr. Kelly’s agreement has been extended by its terms to February 2, 2008. Mr. Kelly’s annual base salary is not less than $850,000, which may be increased from time to time.  The agreement provides that his base salary will not be less in any year than in the preceding year.  He was eligible for bonuses as a Class I participant in the Annual Incentive Compensation Plan and will be eligible for bonuses as a Class I participant in the 2006 Incentive Plan.  Mr. Kelly will participate in all other compensation plans for which he is eligible, including the retirement plans discussed above.

On June 14, 2005, we and MSD&T approved an Amended and Restated Executive Employment Agreement among Bankshares, MSD&T and Jay M. Wilson, pursuant to which Mr. Wilson serves as our Vice Chairman of Bankshares and as Chairman and Chief Executive Officer of Investment and Wealth Management of Bankshares and MSD&T. The term of this agreement is initially from January 1, 2005 through January 1, 2008 and is subject to annual renewal thereafter unless either Bankshares, MSD&T or Mr. Wilson provide appropriate advance notice of termination. Mr. Wilson’s annual base salary is not less than $750,000, which may be increased from time to time. The agreement provides that his base salary will not be less in any year than in the preceding year. He will be eligible for a bonus of up to 100% of his current salary and will participate in all other compensation plans for which he is eligible, including the retirement plans discussed above.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards							Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Edward J. Kelly, III	3,820	(1)	0		0	$26.167	3/1/2011
President & CEO	3,679	(1)	0		0	26.167	3/1/2011
	3,679	(2)	0		0	26.167	3/1/2011
	3,820	(2)	0		0	26.167	3/1/2011
	75,000	(3)	0		0	29.993	3/12/2012
	70,666	(4)	0		0	23.073	4/1/2013
	4,333	(5)	0		0	23.073	4/1/2013
	65,001	(6)	29,185	(6)	0	30.167	3/3/2014
	0		3,313	(7)	0	30.167	3/3/2014
	40,001	(8)	77,071	(8)	0	34.147	3/7/2015
	0		2,928	(9)	0	34.147	3/7/2015
	0		120,000	(10)	0	38.23	3/29/2016
								22,590	(11)	1,056,986	39,236	(15)	1,835,852
								104,630	(12)	4,895,638	896	(16)	41,924
								538	(13)	25,173	0		0
								3,153	(14)	147,529	0		0
Terry L. Troupe	7,417	(17)	0		0	16.896	3/14/2010
CFO	832	(18)	0		0	16.896	3/14/2010
	2,499	(19)	0		0	29.993	3/12/2012
	5,001	(20)	0		0	29.993	3/12/2012
	5,418	(21)	0		0	23.073	4/1/2013
	9,582	(22)	0		0	23.073	4/1/2013
	0		3,313	(7)	0	30.167	3/3/2014
	15,000		4,186	(23)	0	30.167	3/3/2014
	0		2,928	(9)	0	34.147	3/7/2015
	5,002		7,070	(24)	0	34.147	3/7/2015
								6,909	(11)	323,319	15,694	(15)	734,322
								1,500	(25)	70,185	358	(16)	16,751
								81	(26)	3,790	0		0
								164	(13)	7,674	0		0
Alexander T. Mason	10,404	(27)	0		0	28.83	11/5/2013
Vice Chairman & COO	27,096	(27)	0		0	28.833	11/5/2013
	0		3,313	(7)	0	30.167	3/3/2014
	25,001	(28)	9,185	(28)	0	30.167	3/3/2014
	22,500	(29)	42,072	(29)	0	34.147	3/7/2015
	0		2,928	(9)	0	34.147	3/7/2015
	0		65,000	(30)	0	38.23	3/29/2016
								19,932	(11)	932,618	23,541	(15)	1,101,483
								475	(13)	22,225	538	(16)	25,173
Jay M. Wilson	2,928	(31)	5,856	(31)	0	34.147	3/7/2015
Vice Chairman and CEO of IWM	9,572	(31)	19,144	(31)	0	34.147	3/7/2015
	0		65,000	(30)	0	38.23	3/29/2016
								10,463	(32)	489,564	23,541	(15)	1,101,483
								0		0	538	(16)	25,173
J. Marshall Reid	7,582	(18)	0		0	16.896	3/14/2010
President of MSD&T	8,917	(33)	0		0	16.896	3/14/2010
	19,167	(3)	0		0	29.993	3/12/2012
	3,333	(19)	0		0	29.993	3/12/2012
	18,166	(34)	0		0	23.073	4/1/2013
	4,333	(5)	0		0	23.073	4/1/2013
	20,001	(35)	6,685	(35)	0	30.167	3/3/2014
	0		3,313	(7)	0	30.167	3/3/2014
	0		2,928	(9)	0	34.147	3/7/2015
	5,002	(24)	7,070	(24)	0	34.147	3/7/2015
	0		20,000	(10)	0	38.23	3/29/2016
								1,500	(25)	70,185	15,694	(15)	0
								10,630		497,378	358		0
								253		11,838	0		734,322
								82		3,837	0		16,751

(1)  These options were granted 3/1/2001.  They vest and become exercisable on the second anniversary of the grant.

(2)  These options were granted 3/1/2001.  They vest and become exercisable on the fourth anniversary of the grant.

(3)  These options were granted 3/12/2002.  They vest and become exercisable in equal installments (subject to rounding) on the first, second, and third anniversary of the grant.

(4)  These options were granted 4/1/2003.  They vest and become exercisable in installments, 25,001 shares on the first anniversary, 25,000 shares on the second anniversary and 20,665 shares on the third anniversary of the grant.

(5)  These options were granted 4/1/2003. They vest and become exercisable on the third anniversary of the grant.

(6)  These options were granted 3/3/2004.  They vest and become exercisable in installments, 32,501 shares on the first anniversary, 32,500 shares on the second anniversary and 29,185 shares on the third anniversary of the grant.

(7)  These options were granted 3/3/2004. They vest and become exercisable on the third anniversary of the grant.

(8)  These options were granted 3/7/2005.  They vest and become exercisable in installments, 40,001 shares on the first anniversary, 40,000 shares on the second anniversary and 37,071 shares on the third anniversary of the grant.

(9)  These options were granted 3/7/2005. They vest and become exercisable on the third anniversary of the grant.

(10)  These options were granted 3/29/2006.  They vest and become exercisable in equal installments (subject to rounding) on the first, second, and third anniversary of the grant.

(11)  These restricted stock awards were granted 3/13/2006.  They vest and become exercisable on the first anniversary of the grant.

(12)  These restricted stock units were granted 3/29/2006.  They vest in equal installments (subject to rounding) on the first, second, third, and fourth anniversary of the grant.  Even though the shares vest, they remain unissued until Mr. Kelly’s departure from the company.

(13)  These awards represent the unvested dividends on the restricted stock awards granted 3/13/2006.  They vest when the underlying awards vest.  See footnote (11).

(14)  These awards represent the unvested dividends on the restricted stock units granted 3/29/2006.  They vest when the underlying awards vest.  See footnote (12).

(15)  These restricted stock units were granted 3/29/2006.  They are part of the 2006 Long Term Incentive Plan.  The amounts presented are based on the target amount to be awarded.  The performance period under assessment starts 1/1/2006 and ends 12/31/2008.  The awards then have a one year vesting period from that time.  The eventual number of shares awarded vest 12/31/09.

(16)  These shares represent the unvested dividends on the restricted stock units to be awarded as part of the 2006 LTIP.  They vest when the underlying awards vest.

See footnote (15).

(17)  These options were granted 3/14/2000.  They vest and become exercisable in installments, 5,918 shares on the first anniversary and 1,499 shares on the third anniversary of the grant.

(18)  These options were granted 3/14/2000.  They vest and become exercisable on the first anniversary of the grant.

(19)  These options were granted 3/12/2002. They vest and become exercisable on the third anniversary of the grant.

(20)  These options were granted 3/12/2002.  They vest and become exercisable in equal installments, (subject to rounding) on the first and second anniversary of the grant.

(21)  These options were granted 4/1/2003.  They vest and become exercisable in installments, 1,085 shares on the second anniversary and 4,333 shares on the third anniversary of the grant.

(22)  These options were granted 4/1/2003.  They vest and become exercisable in installments, 5,001 shares on the first anniversary, 3,915 shares on the second anniversary and 666 shares on the third anniversary of the grant.

(23)  These options were granted 3/3/2004.  They vest and become exercisable in installments, 7,500 shares on the first anniversary, 7,500 shares on the second anniversary and 4,186 shares on the third anniversary of the grant.

(24)  These options were granted 3/7/2005.  They vest and become exercisable in installments, 5,002 shares on the first anniversary, 4,999 shares on the second anniversary and 2,071 shares on the third anniversary of the grant.

(25)  These restricted stock awards were granted 3/7/2005.  They vest and become exercisable in equal installments (subject to rounding) on the first, second, and third anniversary of the grant.  The first installment has already vested, and the remaining shares are split evenly between the second and third installments.

(26)  These awards represent the unvested dividends on the restricted stock awards granted 3/7/2005.  They vest when the underlying awards vest.  See footnote (25).

(27)  These options were granted 11/5/2003.  They vest and become exercisable in equal installments (subject to rounding) on the first, second, and third anniversary of the grant.

(28)  These options were granted 3/3/2004.  They vest and become exercisable in installments, 12,501 shares on the first anniversary, 12,500 shares on the second anniversary and 9,185 shares on the third anniversary of the grant.

(29)  These options were granted 3/7/2005.  They vest and become exercisable in installments, 22,500 shares on the first anniversary, 22,500 shares on the second anniversary and 19,572 shares on the third anniversary of the grant.

(30)  These options were granted 3/29/2006.  They vest and become exercisable in equal installments (subject to rounding) on the first, second, and third anniversary of the grant.

(31)  These options were granted 3/7/2005.  They vest and become exercisable in equal installments (subject to rounding) on the first, second, and third anniversary of the grant.

(32)  These restricted stock awards were granted 12/14/2006.  They vest and become exercisable in equal installments (subject to rounding) on the first, second, and third anniversary of the grant.

(33)  These options were granted 3/14/2000.  They vest and become exercisable in installments, 5,918 shares on the first anniversary and 2,999 shares on the third anniversary of the grant.

(34)  These options were granted 4/1/2003.  They vest and become exercisable in installments, 7,500 shares on the first anniversary, 7,500 shares on the second anniversary and 3,166 shares on the third anniversary of the grant.  The expiration date listed in the table is the date the grant expires and is ten years after the date of grant.

(35)  These options were granted 3/3/2004.  They vest and become exercisable in installments, 10,001 shares on the first anniversary, 10,000 shares on the second anniversary and 6,685 shares on the third anniversary of the grant.  The expiration date listed in the table is the date the grant expires and is ten years after the date of grant.

(36)  These options were granted 3/7/2005.  They vest and become exercisable in installments, 5,002 shares on the first anniversary, 4,999 shares on the second anniversary and 37,071 shares on the third anniversary of the grant.  The expiration date listed in the table is the date the grant expires and is ten years after the date of grant.

Option Exercises and Stock Vested

	Option Awards		Stock Awards (1)
Name and Principal Position	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Edward J. Kelly, III	0	$0	98,683	$3,793,731
President & CEO
Terry L. Troupe	0	0	772	29,585
CFO
Alexander T. Mason	0	0	16,429	737,557
Vice Chairman & COO
Jay M. Wilson	0	0	0	0
Vice Chairman and CEO of IWM
J. Marshall Reid	0	0	772	29,585
President of MSD&T

(1)  This amount represents dividend equivalent shares released as part of the vesting of the underlying awards.

Pension Benefits

Name and Principal Position	Plan Name	Number of Years Credited Service		Present Value of Accumulated Benefit 12/31/2006 (3)	Payments During Last Fiscal Year
Edward J. Kelly, III	Cash Balance Pension Plan	6.00	(2)	$55,391	$0
President & CEO	Supplemental Retirement Agreement	28.00	(1)	1,768,363	0
Terry L. Troupe	Cash Balance Pension Plan	10.00	(2)	129,973	0
CFO
Alexander T. Mason	Cash Balance Pension Plan	3.00	(2)	29,894	0
Vice Chairman & COO
Jay M. Wilson	Cash Balance Pension Plan	2.00	(2)	21,078	0
Vice Chairman and CEO of IWM
J. Marshall Reid	Cash Balance Pension Plan	14.00	(2)	207,823	0
President of MSD&T

(1)  Mr. Kelly’s credited years of service under this plan begin from date he attained age 25.  This was intended to restore benefits he lost because of his departure from former jobs prior to full retirement accruals.

(2)  Equals numbers of years of credited service as of December 31, 2006.  Credited service begins with the January 1 subsequent to a participant’s hire date and ends with his or her last full month of employment.

(3)  Represents actuarial present value in accordance with the same assumptions outlined in Note No. 14 — Pension and Other Postretirement Benefit Plans of the consolidated financial statements.

Our senior management is eligible to participate in all of the qualified retirement plans made available to our employees generally, including our employees’ Cash Balance Pension Plan and the 401(k) Thrift Plan.

We entered into a nonqualified, unfunded Supplemental Retirement Agreement (the “SRA”) with Mr. Kelly upon his employment in 2001. This agreement is intended to restore benefits lost because of his departure from former jobs prior to full retirement accruals, and to provide Mr. Kelly with a fixed level of retirement benefits.  The SRA acts as an “umbrella” plan, as the benefit derived under the SRA’s formula is reduced by the benefits paid under our qualified plans, our supplemental cash balance and thrift plans and Mr Kelly’s primary social security benefits.  The monthly amount of the supplemental benefit is equal to one-twelfth of the sum of (i) the product of 0.5% of Mr. Kelly’s final average compensation multiplied by his first 10 years of service, (ii) the product of 1% of Mr. Kelly’s final average compensation multiplied by his next 15 years of service, and (iii) the product of 3% of Mr. Kelly’s final average compensation multiplied by his next 15 years of service, reduced by the offsets above. “Final average compensation” means the average of Mr. Kelly’s annual compensation for the three full years within the final five years of employment that produce the highest average. Annual compensation for this purpose includes base salary and bonus, in each case prior to reductions for elective contributions under qualified and nonqualified plans. “Years of Service” are measured from the date Mr. Kelly attained age 25. The supplemental benefit is generally paid in the form of a single life annuity for Mr. Kelly’s life and is subject to reduction in the event of early retirement or other termination of employment, disability or death prior to age 65. Mr. Kelly has voluntarily agreed to consider his employment terminated, solely for purposes of this agreement, in connection with, and upon consumation of the PNC Merger.

None of the other Named Executives has a supplemental retirement agreement.

Nonqualified Deferred Compensation

Name	Plan Name	Executive Contributions in Last FY	Registrant Contributions in Last FY	Aggregate Earnings in Last FY	Aggregate Withdrawals/ Distributions In Last FY	Aggregate Balance at Last FYE
Edward J. Kelly, III	DCP	$0	$0	$0	$0	$0
President & CEO	Cash Balance SERP	0	0	236,700	0	587,406
	401(K) SERP	0	0	78,900	0	222,563
Terry L. Troupe	DCP	0	0	0	0	0
CFO	Cash Balance SERP	0	0	50,600	0	126,650
	401(K) SERP	0	0	13,200	0	41,800
Alexander T. Mason	DCP	0	0	0	0	0
Vice Chairman & COO	Cash Balance SERP	0	0	142,100	0	252,197
	401(K) SERP	0	0	60,900	0	108,710
Jay M. Wilson	DCP	187,500	0	5,426	0	192,926
Vice Chairman and CEO of IWM	Cash Balance SERP	0	0	114,100	0	152,152
	401(K) SERP	0	0	48,900	0	65,365
J. Marshall Reid	DCP	250,000	0	4,478	0	254,478
President of MSD&T	Cash Balance SERP	0	0	147,200	0	524,647
	401(K) SERP	0	0	38,400	0	161,261

The table above represents amounts deferred by the Named Executives pursuant to Bankshares’ Deferred Compensation Plan for our officers, referred to herein as the “DCP.”  The DCP, approved by the Board in 2005, is unfunded and nonqualified. Generally, all executives of our participating affiliates who have compensation that exceeds by a specified amount the compensation limit imposed by Section 401(a)(17) of the Internal Revenue Code are eligible to participate in the DCP. The number of eligible participants in 2006 was 80, which included all of the Named Executives. The DCP permits participants to elect, in the manner permitted by Section 409A of the Internal Revenue Code, to voluntarily defer base salary and certain incentive payments.  Participant accounts under the DCP are credited or debited with earnings or losses based on a participant’s election among a number of measurement funds made available in connection with the DCP. Subject to the requirements of Section 409A of the Internal Revenue Code, participants may elect, under certain circumstances, to receive distributions from the DCP while the participant is still employed with Bankshares or one of its affiliates. With respect to distributions following separation from service, participants may elect a lump sum payment or payment in installments, depending on the circumstances of the participant’s separation from service.

We sponsor an unfunded, nonqualified, supplemental Cash Balance Pension Plan (the “Cash Balance SERP”), which is reflected in the above table.  All of our employees and our affiliates’ employees having compensation for a calendar year in excess of the compensation limit imposed by Section 401(a)(17) of the Internal Revenue Code for tax-qualified retirement plans ($220,000 for 2006) and who are approved for participation by the Board’s Employee Benefit Committee are eligible participants under this plan. The number of eligible participants in 2006 was 80, which included all of the Named Executives, each of whom participated in this plan in 2006. At the end of a calendar year, the account of each participant is credited with an amount equal to the difference between the amount with which the participant’s account under the cash balance pension plan would have been credited but for the compensation limitation imposed by the Internal Revenue Code, and the amount actually credited to the participant’s account under the cash balance pension plan. In addition, if a participant’s benefit under the cash balance pension plan is limited by Section 415 of the Internal Revenue Code and is not already provided for under this plan, an amount equal to the shortfall will be added to the participant’s account. At the end of a calendar year (but prior to the above credit), each participant’s account is credited with interest equal to the average value of interest rates on 52-week U.S. Treasury Bills, determined pursuant to a fixed formula, but no less than four percent nor more than twelve percent, until the participant’s account is fully distributed.  An account is distributed after the participant’s termination of employment or death, either in a single-sum payment, or in equal annual installments over a period not to exceed ten years.

We also sponsor an unfunded, nonqualified supplemental Thrift Plan (the “401(k) SERP”). Generally, all vice presidents and more senior officers who participate in the 401(k) SERP, who have compensation for a calendar year in excess of the compensation limit imposed by Section 401(a)(17) of the Internal Revenue Code for tax qualified retirement plans ($220,000 in 2006) and who are approved for participation by the Board’s Employee Benefit Committee are eligible participants under this plan. The number of eligible participants in 2006 was 80, which included all of the Named Executives, each of whom participated in this plan in 2006. At the end of a calendar year, the account of each participant is credited with an amount equal to 3% of the portion of the participant’s compensation for that calendar year that exceeds the compensation limit imposed by the Internal Revenue Code. At the end of a calendar year (but prior to the above credit), each participant’s account is credited with interest at the per annum rate of five percent, except that interest is pro-rated for accounts that terminate in midyear. Generally, an account is distributed in a lump sum payment after a participant’s termination of employment or death.

We maintain the Cash Balance SERP and the 401(k) SERP in order that a select group of employees, the “top hat” group, may receive benefits under these plans that they are precluded from receiving under our qualified plans because of IRS limits.

Potential Payments upon Termination or Change in Control

Termination Payments
We believe that Bankshares should provide reasonable severance benefits to senior executives who are terminated involuntarily, unless extraordinary circumstances (such as “cause” as defined in an employment agreement, or ethical violations or other wrongdoing) exist. We also believe that these severance benefits should be tailored to reflect the individual circumstances, including length of tenure, responsibilities and past contributions of the terminated executive, the circumstances giving rise to the termination, how long it may take (and how likely it may be) for the executive to find comparable employment and such other factors as we deem relevant. Thus, it is our policy (except as described in the following paragraph and under the heading “Change of Control” below) not to enter into written severance agreements prior to or during employment, nor do we have a specific severance policy for senior executives.  In the event of an involuntary termination of a senior executive under circumstances in which management believes severance is warranted, and where no contractual obligation exists, management will make a recommendation to the Committee for severance based on the factors listed above. All severance arrangements for senior executives are reviewed and approved by the Committee in advance.

Occasionally, Bankshares has entered into written employment contracts with members of senior management and other key employees. Generally, Bankshares will only do so in connection with the recruitment of such individuals. Of the Named Executives, only Mr. Kelly and Mr. Wilson have employment agreements. Mr. Kelly’s was for an initial five-year term, and Mr. Wilson’s was for a three-year term. Under both agreements, upon the expiration of the original term and on each anniversary thereof, the agreement automatically renews for an additional one-year period unless either party gives notice to the other 90 days prior to such date that it declines such extension. Originally, both contracts included a provision whereby in the event of a termination without “cause” prior to their expiration, the executive would be entitled to continue to receive all benefits (including salary) provided for in the agreement until the expiration of the remaining term of such agreement. The original term of Mr. Kelly’s agreement expired in February 2006 and has renewed automatically in accordance with its terms for an additional one year term, so that the current expiration date is January 31, 2008. Mr. Wilson’s employment agreement is still in its original term and will expire January 1, 2008, subject to the automatic renewal provision. Bankshares’ employment agreements with Mr. Kelly and Mr. Wilson define “cause” as proven or admitted fraud or material illegal acts, or a breach of any of the executive’s covenants of undivided loyalty to and the performance of duties for Bankshares.

In April 2006, Mr. Kelly and Bankshares agreed, at Mr. Kelly’s request, to amend his employment contract to provide that all of the obligations of the Company to Mr. Kelly thereunder (including any obligation to continue salary and other benefits through the unexpired term thereof) would terminate upon his termination by Bankshares for any reason, including a termination without cause.
Generally, in the event of a termination we do not accelerate the vesting of equity compensation. However, in instances where such termination by Bankshares is in violation of the terms of an employment agreement, or without cause as defined in certain restricted stock agreements, the vesting of restricted stock awards is required upon termination. Our stock options do not require acceleration upon termination for any reason other than normal retirement.

We believe that these severance benefits are generally more modest than those provided by comparable companies (because we do not enter into formal severance agreements prior to termination, generally do not enter into employment agreements, and do not accelerate vesting of equity compensation), although we have not conducted a study to confirm this. Based upon a hypothetical termination date of December 31, 2006, the severance benefits Bankshares would have been obligated to pay to each of the Named Executives would have been as follows:

Name	Base Salary	Bonus	Accelerated Equity Awards/Units	Continued Retirement Benefits	Healthcare and Other Insurance Benefits	Other Benefits	Total
Mr. Kelly	$0	$0	5,083,397	$0	$0	$0	$5,083,397
Mr. Troupe	0	0	18,821	0	0	0	18,821
Mr. Mason	0	0	29,969	0	0	0	29,969
Mr. Wilson	750,000	750,000	151,130	0	14,765	0	1,665,895
Mr. Reid	0	0	27,164	0	0	0	27,164

Change in Control Payments
We have entered into written agreements (“Executive Severance Agreements”) with 17 senior executives, including each of the Named Executives, that provide for cash severance and other payments to such executives in the event of their termination in connection with a change of control of Bankshares. We have done so on our belief, confirmed by resolutions adopted by the Bankshares Board, that it is in the best interests of Bankshares to have the continued dedication of such executives, despite the possibility, threat or occurrence of a change in control, and that it is necessary, in order to diminish the inevitable distraction of such a situation, to encourage each executive’s full attention and dedication to Bankshares currently and in the event of any threatened or pending change in control (including determinations as to the best interests of Bankshares and its stockholders should the possibility of a change in control arise) and to provide such executives with compensation arrangements upon a change in control which would provide each of the executives with individual financial security in the event he or she is terminated as a result of such change of control and which are competitive with those of other corporations.

Historically, we entered into Executive Severance Agreements only with our CEO and General Counsel.  In 2002, we began to enter into such agreements in connection with the recruitment of senior executives as an additional inducement to join Bankshares. In 2003, as the number of newly-recruited senior executives with such agreements increased, the Committee determined that as an equitable matter such agreements should be extended to other members of senior management as well. In making this decision, the Committee determined that, relative to the overall value of Bankshares, the potential benefits payable under these agreements were relatively minor and that the benefits outweighed the additional cost.

Pursuant to the agreements (all of which are identical, other than Mr. Kelly’s as noted below), in the event that during the effective period of the agreements, following a “change of control” of Bankshares, any of such executives is terminated (prior to his or her retirement date) within three years of a change of control without “cause” or if such executive resigns for “good reason”, then he or she is entitled to receive a lump sum cash severance payment equal to three times such individual’s average salary and cash bonus over the prior three years. All of these agreements are so-called “double trigger”, which means that in order to trigger the cash severance payment both of the following must occur: the occurrence of a “change of control” and the termination of the executive (either by the employer without “cause” or by the executive for “good reason”).

For the purposes of these agreements, a “change of control” means any of the following occurrences: (a) a person or group becomes the beneficial owner of at least 35% of our outstanding common stock; (b) there occur certain specified changes in the composition of the Board of Directors; (c) our stockholders approve a reorganization, merger, consolidation or statutory share exchange and such transaction is consummated or effective, unless after such transaction, holders of the previously outstanding common stock own specified amounts of the combined voting power of the surviving entity; or (d) a liquidation or dissolution of Bankshares or sale of all or substantially all of our assets. “Cause” means termination upon (i) an act of personal dishonesty taken by the executive intended to result in substantial personal enrichment of the executive at our expense, (ii) the executive’s willful, deliberate and continued failure to perform substantially his or her duties, which is not remedied after receipt of written notice, or (iii) conviction of a felony. “Good reason” includes the assignment to the executive of any duties inconsistent with his or her status and position as they exist immediately prior to the change of control, a substantial failure by us to comply with our obligations to the executive under any employment arrangement with such executive, relocation of the executive’s place of employment outside of the City of Baltimore, a purported termination of the executive not otherwise permitted under his or her employment arrangement or the failure of any potential successor to assume expressly the obligations of the agreement.

In addition to the cash severance payment, because of the so-called “parachute” tax imposed by Internal Revenue Code Section 280G, we have agreed to reimburse each member of senior management with whom we have an Executive Severance Agreement  for any taxes imposed as a result of change in control benefits. We have done so because we believe this to be consistent with competitive practices.

In March 2006, the Committee approved the amendment of all of its Executive Severance Agreements with executives, including those with each of the Named Executives, to change the calculation of the cash severance payments which may be made under the agreements. Prior to such amendment, severance payments required under the agreements would have been calculated at the maximum amount (when combined with amounts otherwise payable upon termination) which is deductible under Section 280G of the Internal Revenue Code, as amended. Generally, the maximum amount deductible is three times average base annual compensation (including salary, bonus, fringe benefits and deferred compensation) over five years. As a result of the amendment, payments required under the agreements are now calculated at three times the sum of (i) twelve times the average monthly base salary received by the executive during the thirty-six month period prior to such termination, plus (ii) the average of the annual bonuses earned by the executive for the three fiscal years preceding such termination. (Mr. Kelly’s agreement was also amended, at his request, to eliminate the cash severance payment in its entirety.) The agreements continued to provide for additional payments to the executive to make him or her whole for the consequence of any excise tax imposed upon him or her if the Section 280G limits are exceeded. However, the amendment also included a so-called “valley” provision, whereby if excise tax can be avoided by the reduction of parachute payments to the executive (not to exceed $150,000), then the parachute payments would be reduced by the minimum amount necessary to avoid the excise tax. The amendment also clarified the definition of “change of control”, clarified that no payments will be made absent the consummation of a change of control, clarified the circumstances under which the agreement could be triggered in the event of a termination in advance of a change of control, and added provisions to reflect new regulations under Section 409A of the Internal Revenue Code, as amended. These changes (other than the elimination of the cash severance payment in Mr. Kelly’s agreement) were made primarily to make such agreements more favorable to Bankshares.

In addition to the cash severance payments payable under the Executive Severance Agreements, the ACIP provides that in the event of a change in control,  cash incentive compensation for each of the Named Executives for the year in which such change in control occurs would vest immediately (at 100% of target levels). Likewise, equity incentive awards under the 2004 LTIP and the 2006 LTIP would also vest immediately in accordance with the terms of such plans in the event of the occurrence of a change in control. Although individual restricted stock and stock options agreements generally do not provide for automatic acceleration in the event of a change in control, our Board has adopted a resolution in each of the past four years expressing its intent to act to protect the holders of equity incentive awards in the event of a change in control, and that such action may include, without limitation, any one or more of the following: acceleration or change of the exercise dates of any stock options; acceleration or change of the vesting or delivery dates of any restricted stock grants or other awards; acceleration or change of any performance period; arrangements with holders of options, stock grants or other awards for the payment of appropriate consideration to them for the cancellation and surrender of any such options, stock grants or other awards; or other measures deemed appropriate by the Compensation Committee and the Board of Directors.

We believe that these levels of benefits in the event of a change in control are generally consistent with the general practice among our peers, although we have not conducted a study to confirm this.

In December 2006 and January 2007, all of the Bankshares executives covered by Executive Severance Agreements agreed to waive their rights under these agreements and any applicable employment agreements in exchange for other rights that are set forth in new agreements with PNC, which will become effective only as of the closing of the PNC Merger.

Based upon a hypothetical termination on December 31, 2006 following a change in control, severance benefits payable to each of the Named Executives would be as follows:

Name	Cash Severance Payment	Value of Accelerated Equity Awards	Tax Gross-up	Total
Mr. Kelly	$0	$7,311,358	$3,230,000	$10,541,358
Mr. Troupe	1,315,466	788,612	1,014,635	3,118,713
Mr. Mason	4,155,525	1,346,258	2,565,166	8,066,949
Mr. Wilson	3,900,000	1,431,280	2,575,918	7,907,198
Mr. Reid	2,508,588	833,908	1,650,772	4,993,268

Director Compensation

Name	Fees Earned or Paid in Cash (1)		Stock Awards (2),(3)	Total (4)
Cynthia A. Archer	$56,000		$28,220	$84,220
R. Carl Benna(5)	50,000	(3)	28,220	78,220
Richard O. Berndt	60,000		28,220	88,220
Howard B. Bowen(5)	50,000	(3)	28,220	78,220
William R. Brody, M.D.	35,000		28,220	63,220
Eddie C. Brown	35,000		28,220	63,220
George I. Bunting, Jr.	46,000		28,220	74,220
Anthony W. Deering	40,000		28,220	68,220
Darrell D. Friedman	35,000		28,220	63,220
Freeman A. Hrabowski, III	40,000		28,220	68,220
Robert A. Kinsley	35,000		28,220	63,220
Jenny G. Morgan	46,000		28,220	74,220
Morton B. Plant(6)	46,000		28,220	74,220
Christian H. Poindexter	46,000		28,220	74,220
Clayton S. Rose	46,000		28,220	74,220
James L. Shea	35,000		28,220	63,220
Donald J. Shepard	35,000		28,220	63,220

(1)  Of the amounts in this column, the following directors deferred the amounts next to their name:  Ms. Archer — $50,500; Mr. Benna - $35,000, Mr. Berndt - $60,000, Mr. Bowen -  $35,000, Mr. Brown - $35,000, Mr. Deering - $40,000, Mr. Friedman - $35,000, Mr. Hrabowski - $35,000, Mr. Kinsley - $35,000, Ms. Morgan - $40,500, Mr. Rose - $40,500, Mr. Shea - $35,000 and Mr. Shepard - $35,000.

(2) Includes 750 shares of stock awarded to each director with a Fair Market Value of $37.63 per share.

(3)  All directors deferred 100% of the amount reflected in this column, except Messrs. Berndt, Brody, Bunting, Plant and Poindexter, who did not defer any of their stock awards.

(4)  No director received compensation to be reported under the headings “Option Awards,” “Non-Equity Incentive Plan Compensation,” “Change in Pension Value and Nonqualified Deferred Compensation Earnings” or “All Other Compensation”.  Therefore, such columns have not been included.

(5) The fees earned include $15,000 paid under contractual obligations associated with the acquisition of F&M Bank.

(6) Mr. Plant was a director during 2006 and until his death on January 10, 2007.

Directors who are employees are not compensated for their services as directors.  Effective in 2005, non-employee directors began receiving an annual retainer of $35,000 in December of each year and an annual award of 750 shares of our common stock. The Chair of the Audit Committee receives an additional retainer of $15,500 per year for serving in this position and the other members of the Audit Committee receive an additional retainer of $5,500 for service on the Audit Committee. The Chairs of the Nominating and Corporate Governance Committee and the Compensation Committee receive an additional retainer of $5,000 per year for serving in those positions. Non-employee directors who are also members of certain MSD&T committees receive $500 for attendance at each committee meeting. Non-employee directors may elect to receive common stock, valued at the time of the election date in December, in lieu of all or a portion of their annual retainer. For 2007, the director fees and annual retainer will remain the same, except that directors will receive cash in an amount up to $35,505 in lieu of the annual stock retainer and, assuming the closing of the PNC Merger, all director fees (including the cash in lieu of the stock retainer) will be reduced and prorated to the closing date.

Non-employee directors may elect to defer all or a portion of their annual retainers and other fees into our Stock Retainer and Deferred Compensation Plan for Non-Employee Directors (the “Stock Retainer and Deferred Compensation Plan”). The Stock Retainer and Deferred Compensation Plan permits non-employee directors of Bankshares and our affiliates to elect, in the manner permitted by Section 409A of the Internal Revenue Code of 1986, as amended, to voluntarily defer payment of their annual stock and cash retainers and some or all of their fees. Amounts and stock deferred by each individual director are credited to a deferred compensation account as phantom stock units. At the close of each calendar quarter, the sum of cash deferred in that quarter by a director is converted to phantom stock units by dividing such sum by the closing market price of our common stock, and the phantom stock units are then cumulatively credited to the director’s account. At the close of each calendar quarter, the sum of dividend equivalents attributable to the director’s account at the beginning of the quarter, assuming that such dividends had actually been paid, is similarly converted to additional phantom stock units and cumulatively credited. The aggregate phantom stock units in the participant’s account are paid in whole shares of our common stock following the date the participant ceases to be a non-employee director. At the election of the participant, which must generally be made at the same time as the election to defer the respective compensation, payments may be made in a lump sum or, if the value of the participant’s account equals or exceeds $50,000, in installments over a period of not more than ten years. The Stock Retainer and Deferred Compensation Plan gives non-employee directors of Bankshares the option to elect to receive shares of our common stock in lieu of the undeferred portion of their cash retainer, if in excess of $3,000, based on the value of the stock on the election date in December.

Compensation Committee Interlocks and Insider Participation
No member of the Compensation Committee is or ever was an officer or employee of Bankshares.  No member of the Compensation Committee is, or was during 2006, an executive officer of another company whose board of directors has a comparable committee on which one of our executive officers serves.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of December 31, 2006 with respect to our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,533,830	$27.59	1,550,898
Equity compensation plans not approved by security holders	0	—	0
Total	3,533,830	$27.59	1,550,898

(1)  The amounts reflected in this column include 388,049 shares of deferred stock to be issued under our Stock Retainer and Deferred Compensation Plan for Non-Employee Directors, which are not added to the weighted average exercise price calculation in column (b)

Stock Ownership by Directors and Named Executive Officers

This table indicates the amount of Bankshares common stock beneficially owned by our directors and executive officers named in the Summary Compensation Table as of February 15, 2007. In general, “beneficial ownership” includes those shares a director or named executive officer has the power to vote or transfer, and stock options that are exercisable currently or that become exercisable within 60 days of such date. Except as otherwise noted, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. The individuals named in the table below did not beneficially own more than 1% of the outstanding shares of our common stock. In addition, the directors and executive officers as a group did not beneficially own more than 1% of the outstanding shares of common stock.

Name of Individual	Amount of Common Stock Beneficially Owned (1)		Amount of Phantom Stock Units Beneficially Owned (2)
Cynthia A. Archer	1,575		12,710
R. Carl Benna	34,071	(3)	3,900
Richard O. Berndt	49,151		21,224
Howard B. Bowen	20,285		3,882
William R. Brody, M.D.	3,975		5,902
Eddie C. Brown	5,250		3,704
George L. Bunting, Jr.	26,360		-
Anthony W. Deering	94,500		3,409
Peter W. Floeckher, Jr.	59,369		-
Darrell D. Friedman	900		9,160
Freeman A. Hrabowski, III	1,035		8,844
Edward J. Kelly, III	381,480		-
Robert A. Kinsley	24,212		9,977
Alexander T. Mason	109,340		-
Jenny G. Morgan	772		3,555
Christian H. Poindexter	3,862		-
J. Marshall Reid	140,741	(4)	-
Clayton S. Rose	1,650		6,862
James L. Shea	1,654		4,737
Donald J. Shepard	21,000	(5)	13,709
Jay M. Wilson	68,788		-
Directors and executive officers as a group (27 persons)	1,049,970		111,575

(1)  The numbers shown include the following amounts of our common stock that the following individuals, and the group, have the right to acquire, within 60 days of February 15, 2007, through the exercise of stock options granted pursuant to Bankshares’ stock option plans or as a result of dividend equivalent shares under our 1999 Plan:  Mr. Benna – 6,864; Mr. Bowen – 5,478; Mr. Floeckher – 52,617; Mr. Kelly – 293,134;  Mr. Mason – 92,911; Mr. Reid – 98,177; and Mr. Wilson – 15,988.  All directors, nominees and executive officers as a group, 565,169.

(2)  The phantom stock units are derivative securities held for the account of the respective director under our Stock Retainer and Deferred Compensation Plan for Non-Employee Directors and can be exchanged for shares of our common stock within 60 days if the person ceases to be a director of Bankshares.

(3)  Includes 3,000 shares held by two trusts for family members of which Mr. Benna is trustee, but has no beneficial interest.

(4)  Includes 24,261 shares owned by his spouse.

(5)  Includes 18,750 shares owned by a family trust of which Mr. Shepard is not trustee, but in which he has a beneficial interest.

Change of Control Transaction

On October 8, 2006, Bankshares entered into an Agreement and Plan of Merger with The PNC Financial Services Group, Inc. (“PNC”) pursuant to which Bankshares will merge with and into PNC, with PNC as the surviving corporation in the merger.  When the merger is completed, Bankshares stockholders will receive a combination of PNC common stock and cash in exchange for their Bankshares common stock.  Each share of Bankshares common stock will be converted into the right to receive 0.4184 of a share of PNC common stock (including the related preferred stock purchase rights under PNC’s May 2000 Rights Agreement) and $16.45 in cash, without interest.  Under the formula set forth in the merger agreement, an aggregate of up to approximately 54.2 million shares of PNC common stock (and an equal number of related rights) may be issued and $2.13 billion paid in the merger.  This merger was approved by Bankshares’ stockholders on February 27, 2007, and received substantially all of the required regulatory approvals. The merger is currently expected to close in March of 2007.  Pending the merger, Bankshares must comply with the covenants contained in the merger agreement, but is generally continuing to operate in the ordinary course of business.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

In the ordinary course of business we may use the products or services of organizations of which our directors are officers or directors. The law firm of Venable LLP, of which Mr. Shea is chairman, has rendered legal services to Bankshares, certain of its affiliates and certain accounts of which MSD&T is a fiduciary for aggregate payments since the beginning of 2006 of approximately $1.5 million.  The law firm of Gallagher, Evelius & Jones, LLP, of which Mr. Berndt is a managing partner, has rendered services to MDS&T and certain accounts of which MDS&T is a fiduciary for aggregate payments since the beginning of 2006 of approximately $784,000 (of which only approximately $83,000 was paid by Bankshares of its affiliates as the remainder was paid directly by MSD&T’s customers).  Mr. Wilson is a member of the Advisory Board of Spring Capital Partners, L.P., and he holds a limited partnership interest in that entity and a carried interest in that entity’s general partner.  Bankshares has invested $5.5 million in Spring Capital Partners, L.P. as of December 31, 2006, and has a commitment to invest an additional $3.2 million. The investment and commitment were made prior to Mr. Wilson joining Bankshares.  Ms. Morgan is a Principal with Sterling Partners.  Bankshares has invested $3.3 million in Sterling Capital as of December 31, 2006, and has a commitment to invest and additional $3.2 million.  The investment in Sterling Partners was made prior to Ms. Morgan joining Sterling Partners.  Bankshares’ Chairman and Chief Executive Officer, Edward J. Kelly, III is a director of the Hartford Financial Services Group with which Bankshares had investments in bank-owned life insurance of approximately $72 million as of December 31, 2006.  In addition, Donald J. Shepard serves as the Chairman of the Executive Board and Chief Executive Officer of AEGON N.V., a holding company of insurance and insurance-related companies with which Bankshares has an investment in bank-owned life insurance of approximately $40 million as of December 31, 2006.

In the ordinary course of business, our affiliates have made loans and extended credit, and expect in the future to make loans and extend credit, to our directors, officers, and their associates, including entities of which these individuals may be a director, officer, partner, member or employee.  These loans were made substantially on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with non-affiliated persons and did not involve more than the normal risk of collectibility or present other unfavorable features.  We believe that all such transactions are in conformity with the Sarbanes-Oxley Act of 2002.

Director Independence

The Board of Directors currently has twenty members.  The Board of Directors has determined that a majority of the Board of Directors is comprised of independent directors, as defined in Nasdaq Rule 4200.  Our independent directors are: Cynthia A. Archer, R. Carl Benna, Richard O. Berndt, William R. Brody, M.D., Eddie C. Brown, George L. Bunting, Jr., Anthony W. Deering, Darrell D. Friedman, Freeman A. Hrabowski, III, Jenny G. Morgan, Christian H. Poindexter, Clayton S. Rose, James L. Shea and Donald J. Shepard.  Each member of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee is an independent director as independence is defined in the listing standards of the Nasdaq Global Select Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Ernst & Young LLP was our independent registered public accounting firm for 2006, and PricewaterhouseCoopers was our independent registered public accounting firm for 2005. Aggregate fees for professional services rendered by Ernst & Young LLP for the fiscal year ended December 31, 2006 and by PricewaterhouseCoopers LLP for the fiscal year ended December 31, 2005 were as follows:

	Fiscal Year Ended December 31, 2006	Fiscal Year Ended December 31, 2005
Audit Fees	$1,500,000	$1,700,000
Audit-Related Fees	345,680	187,000
Tax Fees	52,750	152,175
All Other Fees	0	19,000
Total	$1,898,430	$2,058,175

Audit Fees were for professional services rendered and for the audits of our consolidated financial statements and the issuance of comfort letters, consents and the review of documents filed with the Securities and Exchange Commission. Audit-Related Fees were for assurances and related services concerning the Report of Institutional Trust Controls (SAS 70) and regulatory reports on internal controls. Tax Fees were related to tax compliance, tax planning and tax advice, including assistance with and representation in tax audits. All Other Fees were for services rendered for information systems reviews not performed in connection with the audit, compensation and other consulting services.

Neither Ernst & Young LLP  nor PricewaterhouseCoopers LLP rendered professional services to us in connection with financial system design and implementation during the years ended December 31, 2006 and 2005.

Audit Committee Pre-Approval Policies and Procedures

Under its charter, the Audit Committee is responsible for selecting our independent registered public accounting firm. The principal independent registered public accounting firm for each year is typically selected at the Audit Committee meeting held in January or March of each year. The Audit Committee periodically pre-approves the engagement of the principal independent registered public accounting firm to perform certain defined audit and non-audit services.  These engagements include the performance of services in connection with the issuance of consents, comfort letters, the review of documents filed with the Securities and Exchange Commission, and consulting with us on accounting or control issues which may arise during the year. The Audit Committee also periodically pre-approves the engagement of the principal independent registered public accounting firm to work with management in the evaluation of tax planning and compliance matters. All other projects involving the principal independent registered public accounting firm are specifically reviewed and approved prior to the engagement of the audit firm.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

Exhibit Table

(2)          Plan of acquisition, reorganization, arrangement, liquidation or succession

a.  Agreement and Plan of Merger, dated October 8, 2006, by and between  The PNC Financial Services Group, Inc. and Mercantile Bankshares Corporation (Incorporated by reference to Registrant’s Form 8-K, filed October 10, 2006, Exhibit 2.1, Commission File No. 0-5127).

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

(17) Articles of Amendment effective May 19, 2006 (Incorporated by reference to Registrant’s Quarterly Report for the quarter ended June 30, 2006, Exhibit 3A(17), Commission File No. 0-5127).

      B.  By-Laws of the Registrant, as amended (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 3.B, Commission File No. 0-5127).

(1) By-Laws of the Registrant, as amended September 11, 2006 (Incorporated by reference to Registrant’s Form 8-K, filed September 15, 2006, Exhibit 3B(1), Commission File No. 0-5127).

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

B.  Amendment to the Stockholder Protection Rights Agreement, dated as of June 8, 1999, entered into as of October 8, 2006, between Mercantile Bankshares Corporation and Mercantile-Safe Deposit and Trust Company, as Rights Agent (Incorporated by reference to Registrant’s Form 8-K, filed October 10, 2006, Exhibit 4.1, Commission File No. 0-5127).

C. Indenture between Registrant and JP Morgan Chase Bank, as Trustee, dated as of April 15, 2003, relating to Subordinated Notes due 2013 (Incorporated by reference to Registrant’s Registration Statement on Form S-4, No. 333-105238, Exhibit 4.1).

D. Form of 4.625% Subordinated Note due 2013, Series B (Incorporated by reference to Registrant’s Registration Statement on Form S-4, No. 333-105238, Exhibit 4.2).

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

PP. Lease Agreement by and between MBC Realty, LLC and Mercantile-Safe Deposit and Trust Company dated as of November 19, 2004 and effective as of December 13, 2005 (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004, Exhibit 10.PP, Commission File No. 0-5127).

QQ. Membership Interests Purchase Agreement (MBC Realty, LLC) by and between Registrant and Harbor Group International L.L.C. dated as of October 20, 2004 (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004, Exhibit 10.QQ, Commission File No. 0-5127).

RR. First Amendment to Membership Interests Purchase Agreement (MBC Realty, LLC) by and between Registrant and Harbor Group, International, L.L.C. dated as of November 18, 2004 (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004, Exhibit 10.RR, Commission File No. 0-5127).

SS. Form of Option Agreement for grants made under the Mercantile Bankshares Corporation 1999 Omnibus Stock Plan (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004, Exhibit 10.SS, Commission File No. 0-5127).

TT. Form of Restricted Stock Award Agreement for grants made under the Mercantile Bankshares Corporation 1999 Omnibus Stock Plan (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004, Exhibit 10.TT, Commission File No. 0-5127).

UU. Mercantile Bankshares Corporation 2004 Restricted Stock Program, as amended (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2005, Exhibit 10.UU, Commission File No. 0-5127).

VV. Executive Severance Agreement effective as of November 5, 2003 by and between Registrant and Alexander T. Mason (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004, Exhibit 10.VV, Commission File No. 0-5127).

WW. Executive Severance Agreement effective as of August 15, 2002 by and between Registrant and Kevin A. McCreadie (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004, Exhibit 10.WW, Commission File No. 0-5127).

XX. Executive Employment Agreement effective as of August 15, 2002 by and among Registrant, Mercantile Capital Advisors, Inc. and Kevin A. McCreadie (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004, Exhibit 10.XX, Commission File No. 0-5127).

YY. Mercantile Bankshares Corporation Deferred Compensation Plan (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed March 14, 2005, Exhibit 10.1, Commission File No. 0-5127).

ZZ. Form of Mercantile Bankshares Corporation Restricted Stock Unit Award Agreement with Edward J. Kelly, III, dated March 29, 2006 (Incorporated by reference to Registrant’s Quarterly Report for the quarter ended March 30, 2006, Exhibit 10.ZZ, Commission File No. 0-5127).

AAA. Form of Restricted Stock Unit Award Agreement for grants made under the Mercantile Bankshares Corporation Omnibus Stock Plan, 2006 Long-Term Incentive Program (Incorporated by reference to Registrant’s Quarterly Report for the quarter ended March 30, 2006, Exhibit 10 AAA, Commission File No. 0-5127).

BBB. Amendment to Chief Executive Officer’s Employment Agreement, Amendment and Restatement of Chief Executive Officer’s Executive Severance Agreement and Amendment to Other Executive Officers’ Executive Severance Agreements (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed April 4, 2006 and as amended On Registrant’s Current Report on Form 8-K/A,  dated April 7, 2006, Commission File 0-5127).

CCC. Mercantile Bankshares Corporation Annual Cash Incentive Plan, adopted May 9, 2006 (Incorporated by reference to Registrant’s Form 8-K, filed May 15, 2006, Exhibit 10.1, Commission File No. 0-5127).

DDD. Amendment Number One to Restricted Stock Unit Award Agreement by and between Mercantile Bankshares Corporation and Edward J. Jelly, III dated as of March 29, 2006, entered into as of October 8, 2006 (Incorporated by reference to Registrant’s Form 8-K, filed October 10, 2006, Exhibit 10.1, Commission File No. 0-5127).

(14) Code of Business Conduct and Ethics as amended to date (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed June 19, 2006, Exhibit 14, Commission File No. 0-5127).

(21) Subsidiaries of the Registrant (filed herewith).

(23) Consent of Independent Registered Public Accounting Firms

A.  Consent of Ernst & Young LLP (filed herewith).

B.  Consent of PricewaterhouseCoopers LLP (filed herewith).

(24) Power of Attorney dated March 1, 2007 (filed herewith).

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
B.  Certificate of the Chief Financial Officer of Mercantile Bankshares Corporation (furnished herewith).

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements is included in Item 8 of this Annual Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting is included in Item 8 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting is included in Item 8 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements is included in Item 8 of this Annual Report on Form 10-K.

Consolidated Financial Statements and related notes are included in Item 8 of this Annual Report on Form 10-K, as follows:

Consolidated Balance Sheets, December 31, 2006 and 2005

Statements of Consolidated Income for the years ended December 31, 2006, 2005, and 2004

Statements of Changes in Consolidated Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004

Statements of Consolidated Cash Flows for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCANTILE BANKSHARES CORPORATION

By:	/s/ Edward J. Kelly, III	March 1, 2007

Edward J. Kelly, III
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Principal Executive Officer

/s/ Edward J. Kelly, III	March 1, 2007

Edward J. Kelly, III
Chairman, President and Chief Executive Officer

Principal Financial Officer

/s/ Terry L. Troupe	March 1, 2007

Terry L. Troupe
Executive Vice President and Chief Financial Officer

Principal Accounting Officer

/s/ William T. Skinner, Jr.	March 1, 2007

William T. Skinner, Jr.
Senior Vice President and Controller

A majority of the Board of Directors:

Cynthia A. Archer, Richard O. Berndt, Howard B. Bowen, R. Carl Bowen, William R. Brody, Freeman A. Hrabowski III,
Alexander T. Mason, Jenny G. Morgan, Christian H. Poindexter, Clayton S. Rose, James L. Shea, Donald J. Shepard and
Jay M. Wilson.

By:	/s/ Edward J. Kelly, III	March 1, 2007

Edward J. Kelly, III
For Himself and as Attorney-in-Fact